Form 10-Q
period 1995-09-30
MID PENINSULA BANCORP
filed 1995-11-14
CIK 775473

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /x/  Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934 For the Quarterly period ended    September 30, 1995    or
                                                    ------------------------
 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________


Commission file number                    0-25034
                       ---------------------------------------------


                              MID-PENINSULA BANCORP
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


          California                                        77-0387041
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   420 Cowper Street, Palo Alto, CA                                       94301
------------------------------------------                            ----------
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:              (415) 323-5150
                                                            --------------------



                                 None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   / x /         No  /   /


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


   Class                                Shares Outstanding at September 30. 1995
------------                            ----------------------------------------
Common Stock                                             1,556,557


                                                       Page 1 of 18 Pages
                                                  Exhibit Index @ Page 17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      MID-PENINSULA BANCORP AND SUBSIDIARY

                      Consolidated Condensed Balance Sheets
                                 (in thousands)


Assets:                                                      September 30, 1995    December 31, 1994
-----------------------------------------                    ------------------    -----------------
                                                                (unaudited)           (audited)
Cash and due from banks                                            $  8,514            $  6,996
Federal funds sold                                                   27,000              28,200
Investment Securities:
       Available-for-sale, at fair value                             20,114              16,953
       Held-to-maturity, at amortized cost                           36,405              15,710
           (fair value of $36,770 & $15,078)
Federal reserve bank stock                                              430                 430
Loans:
       Commercial                                                    87,701              76,528
       Real estate - construction                                     8,880               4,608
       Real estate - other                                           21,049              27,835
       Less deferred loan fees                                         (359)               (417)
                                                                  ---------           ---------
       Total loans                                                  117,271             108,554
       Less allowance for possible loan losses                       (1,672)             (1,426)
                                                                  ---------           ---------
Net loans                                                           115,599             107,128
Premises and equipment, net                                             926                 989
Accrued interest and other assets                                     5,224               2,064
                                                                  ---------           ---------

Total Assets                                                       $214,212            $178,470
                                                                  ---------           ---------
                                                                  ---------           ---------


Liabilities and Shareholders' Equity
------------------------------------

Deposits:
       Demand, noninterest-bearing                                 $ 28,366            $ 27,137
       Demand, interest-bearing                                       8,615              10,023
       Savings and money market                                     106,971              85,310
       Time certificates, $100,000 and over                          41,415              28,934
       Other time certificates                                        7,397               8,168
                                                                  ---------           ---------
Total deposits                                                      192,764             159,572
Accrued interest and other liabilities                                1,362                 895
                                                                  ---------           ---------

Total liabilities                                                   194,126             160,467

Shareholders' equity:
       Common stock, no par value - 6,000,000 shares
       authorized;  1,556,557 and 1,523,432 shares
       issued and outstanding in 1995 & 1994, respectively           15,115              14,785
Unrealized loss on securities available-for-sale, net                (1,101)             (1,320)
Retained earnings                                                     6,072               4,538
                                                                  ---------           ---------

Total Shareholders' equity                                           20,086              18,003
                                                                  ---------           ---------

Total Liabilities and Shareholders' equity                         $214,212            $178,470
                                                                  ---------           ---------
                                                                  ---------           ---------

See Notes to Consolidated Condensed Financial Statements


                                                       Page 2 of 18 Pages

                      MID-PENINSULA BANCORP AND SUBSIDIARY

                   Consolidated Condensed Statements of Income
                                   (unaudited)
               (in thousands, except share and per share amounts)


                                                  Three Months Ended            Nine Months Ended
                                             September 30  September 30    September 30  September 30
                                                  1995           1994           1995           1994
                                             ---------------------------   -------------------------
Interest income:
          Loans (including fees)               $  3,116      $   2,472      $   9,097      $   6,796
          Investment securities                     856            631          2,224          1,668
          Federal funds sold                        378            163          1,177            425
                                               --------      ---------      ---------      ---------
Total interest income                             4,350          3,266         12,498          8,889

Interest expense:
          Demand, interest-bearing                   49             53            157            152
          Savings and money market                1,061            727          3,069          1,983
          Time certificates, $100,000 and over      486            263          1,305            643
          Other time certificates                    98             63            276            161
                                               --------      ---------      ---------      ---------
Total interest expense                            1,694          1,106          4,807          2,939
                                               --------      ---------      ---------      ---------


Net interest income                               2,656          2,160          7,691          5,950

Provision for possible loan losses                   70            (22)           225            203
                                               --------      ----------     ---------      ---------


Net interest income after provision for
    possible loan losses                          2,586          2,182          7,466          5,747


Noninterest income                                  151           (218)           392             22

Noninterest expenses:
          Salaries and employee benefits            882            746          2,563          2,088
          Occupancy and equipment                   246            216            713            626
          Other                                     434            404          1,259          1,112
                                               --------      ---------      ---------      ---------
Total noninterest expense                         1,562          1,366          4,535          3,826
                                               --------      ---------      ---------      ---------

Income before income taxes                        1,175            598          3,323          1,943
Income taxes                                        481            387          1,328            859
                                               --------      ---------      ---------      ---------
Net income                                    $     694      $     211      $   1,995      $   1,084
                                               --------      ---------      ---------      ---------
                                               --------      ---------      ---------      ---------

Weighted average common shares
    outstanding                               1,545,000      1,520,000      1,531,000      1,501,000


Earnings per weighted average share           $    0.44      $    0.14      $    1.29      $    0.71
                                               --------      ---------      ---------      ---------
                                               --------      ---------      ---------      ---------


See Notes to Consolidated Condensed Financial Statements


                                                       Page 3 of 18 Pages

                      MID-PENINSULA BANCORP AND SUBSIDIARY

                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                      Nine Months Ended
                                                               September 30        September 30
                                                                    1995                1994
                                                               --------------------------------
Cash flows from operating activities:
     Net Income                                                     $ 1,995             $ 1,084
     Adjustments to reconcile net income to net cash
         provided by operating activities -
          Loss (gain) on sale of called securities                      (11)                350
          Provision for possible loan losses                            225                 203
          Depreciation and amortization                                 216                 105
          Increase in interest receivable                              (338)               (128)
          Increase in other assets                                   (2,822)             (1,118)
          Decrease in other liabilities                                 467                 514
                                                                    --------            --------

Net cash provided from operating activities                            (268)              1,010
                                                                    --------            --------

Cash flows from investing activities:
     Net increase in loans                                           (8,696)             (5,053)
     Purchases of available-for-sale securities                      (5,457)            (20,505)
     Purchases of held-to-maturity securities                       (26,794)                  0
     Principal payments on available-for-sale securities                 26                 139
     Maturities of available-for-sale securities                      2,500              16,886
     Maturities/calls of held-to-maturity securities                  6,099                 138
     Additional investment in other real estate owned                     0                   0
     Purchase of Federal Reserve Bank stock                               0                 (36)
     Capital (purchase) and sales                                      (153)                  5
                                                                    --------            --------

Net cash used by investing activities                               (32,475)             (8,426)
                                                                    --------            --------

Cash Flows from financing activities:
     Net increase in deposits                                        33,192              13,919
     Dividends paid                                                    (461)               (222)
     Stock options exercised                                            330                 572
                                                                    --------            --------

Net cash provided by (used) by financing activities                  33,061              14,269
                                                                    --------            --------

Net increase in cash and equivalents                                    318               6,853

Cash and cash equivalents at beginning of period                     35,196              24,869
                                                                    --------            --------

Cash and cash equivalents at end of period                          $35,514             $31,722
                                                                    --------            --------
                                                                    --------            --------

Supplemental disclosures:
     Income taxes paid                                              $ 1,360             $   574

 Interest paid                                                      $ 4,727             $ 2,883


See Notes to Consolidated Condensed Financial Statements


                                                       Page 4 of 18 Pages

                      MID-PENINSULA BANCORP AND SUBSIDIARY

              Notes to Consolidated Condensed Financial Statements
                               September 30, 1995
                                   (unaudited)

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements of Mid-Peninsula Bancorp (the "Company") include its subsidiary, Mid-Peninsula Bank (the "Bank"). All material intercompany transactions and balances are eliminated in consolidation. Certain amounts in the accompanying 1994 consolidated condensed financial statements have been reclassified to conform with the 1995 consolidated condensed financial statements presentation.

In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiary at September 30, 1995 and December 31, 1994, and the results of its operations for the three month and nine month periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

These interim financial statements should be read in conjunction with the Company's 1994 Annual Report to Shareholders and Consolidated Financial Statements and Notes thereto. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year ending December 31, 1995.


Note 2 - PER SHARE DATA

Earnings per common share are calculated on a fully dilutive basis by dividing net income by the weighted average shares of common stock outstanding during the period plus shares issuable assuming exercise of all employee stock options. The weighted average shares outstanding for the quarters ended September 30, 1995 and 1994 were 1,545,000 and 1,520,000, respectively, and for the nine months ended September 30, 1995 and 1994, were 1,531,000 and 1,501,000, respectively. Weighted average shares outstanding and all per share amounts included in the consolidated condensed financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the merger transaction among San Mateo County Bancorp, Mid-Peninsula Bank and WestCal National Bank at a 1.0617 conversion ratio.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
Mid-Peninsula Bancorp is a California corporation organized in 1984 under the name San Mateo County Bancorp ("San Mateo") to act as the bank holding company of San Mateo County National Bank which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1994, WestCal was merged with and into Mid-Peninsula Bank, a California state licensed bank organized in 1987 (the "Bank") in a transaction in which the Bank survived and became the wholly-owned subsidiary of San Mateo, and San Mateo concurrently changed its name to Mid-Peninsula Bancorp (the "Company").

The headquarters of the Company and the Bank is located in Palo Alto, California and the Bank conducts its banking business through its offices in Palo Alto, San Mateo and San Carlos,

                                                              Page 5 of 18 Pages

California. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The Bank engages in general commercial banking emphasizing small and medium-sized businesses, and professionals located in its market area in and adjacent to the San Francisco Peninsula from Los Altos and Mountain View on the South to Daly City on the North and offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial loans, including short-term loans for businesses and professionals, personal loans, and real estate secured loans, which generally do not include long-term mortgage loans. The Bank offers traveler's checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank is a member of the STAR System ATM network and, through this system, offers ATM access at numerous locations.


OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Total assets were $214,212,000 at September 30, 1995, an increase of $35,742,000 or 20.03% over total assets of $178,470,000 at December 31, 1994. From December 31, 1994 to September 30, 1995, total loans increased $8,717,000 (8.03%), held-to-maturity securities increased $20,695,000 (131.73%), available-for-sale securities increased $3,161,000 (18.65%), federal funds sold declined $1,200,000 (4.26%), while cash, premises and other assets had a net increase of $4,615,000 (45.92%). The substantial increase in investment securities was due in part to the modest increase in total loans and the Company's desire to stabilize the overall level of federal funds sold. The increase in asset size was funded primarily from a $33,192,000 (20.80%) increase in deposits, a $467,000,000 (52.18%) increase in other liabilities, and a $2,083,000 (11.57%)
increase in shareholders' equity. The Bank's loan to deposit ratio declined from 67.1% at December 31, 1994 to 60.0% at September 30, 1995.


LOANS

Total outstanding commercial loans were $87,701,000 at September 30, 1995 compared to $76,528,000 at December 31, 1994, an increase of $11,173,000 (14.60%). Real estate construction loans increased $4,272,000 (92.71%) to $8,880,000 at September 30, 1995 compared to $4,608,000 at December 31, 1994, while other real estate loans declined $6,786,000 (24.38%) to $21,049,000 at September 30, 1995 compared to $27,835,000 at December 31, 1994. The Company lends primarily to small to medium-sized businesses within its market area which is the San Francisco Peninsula limited by Mountain View to the south and Daly City to the north.

The Company follows the policy of discounting the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due, unless the loan is both well-secured and in the process of collection.

At September 30, 1995, the Company had $222,000 in non-accrual loans compared to $424,000 at December 31, 1994. As of September 30, 1995, and at December 31, 1994, the Company had no other real estate owned. The Company had a small loan of under one thousand dollars that was 90 or more days past due at September 30, 1995. There were no loans 90 or more days past due at December 31, 1994. The ratio of non-performing assets to total assets was 0.10% at September 30, 1995 compared to 0.23% at December 31, 1994. The Company does not have any troubled debt restructured loans. The Company does not currently expect to sustain losses from any of the non-performing loans in excess of that specifically provided for in the allowance for possible loan losses.

Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, additions were made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through management assessments of risk. The Company's entire allowance

                                                              Page 6 of 18 Pages
is a valuation allocation; that is, it has been created by direct charges against operations through the provision for possible loan losses, modified by loan charge-offs and loan recoveries.

The provision for possible loan losses charged against operations is based upon the actual net loan losses incurred plus an amount for other factors, which in management's judgment deserve recognition in estimating possible loan losses. The Company evaluates the adequacy of its allowance for possible loan losses on an ongoing basis. Periodically, the Company has contracted with outsiders to perform an independent loan review. Both internal and external evaluations take into account the following specific loan conditions as determined by management, the historical relationship between charge-offs and the level of the allowance, the estimated future loss in all significant loans, known deterioration in concentrations of credit, certain classes of loans or pledged collateral, historical loss experience based on volume and types of loans, the results of any independent review or evaluation of the loan portfolio quality conducted by or at the direction of Company management or by the bank regulatory agencies, trends in delinquencies and non-accruals, lending policies and procedures including those for charge-off, collection and recovery, national and local economic conditions and their effect on specific local industries, and the experience, ability and depth of lending management and staff. These factors are essentially judgmental and may not be reduced to a mathematical formula.

The ratio of the allowance for possible loan losses to total loans was 1.43% at September 30, 1995 compared to 1.31% at December 31, 1994. The Company provided $75,000 during the first quarter; $80,000 during the second quarter; and $70,000 during the third quarter of 1995 as an additional hedge against possible loan losses in a larger loan portfolio. There were no charge-offs during each of the first three quarters and recoveries of $21,000 during the third quarter. The Company evaluates the allowance for possible loan losses based upon an analysis of specific categories of loans. The adequacy of the allowance is determinable only on an approximate basis since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. Management then considers the adequacy of the allowance for possible loan losses
in relation to the total loan portfolio.   Management believes that the
allowance for possible losses at September 30, 1995 is adequate, based on information currently available. However, no prediction of the ultimate level of loan charge-offs in future years can be made with any certainty.

OTHER ASSETS AND ACCRUED INTEREST

Other assets increased $3,160,000 from December 31, 1994 to September 30, 1995, due primarily to the implementation of a salary continuation plan for the Bank's executive officers in May 1995. The officers become eligible for benefits under the plan if they reach normal retirement age while working for the Bank. The costs of these benefits are accrued over the remaining expected service lives of the officers covered using the present value method of accounting. Salary continuation expense was approximately $31,200 in the quarter ended September 30, 1995.

The Bank has elected to fund its obligations under the plan described above with life insurance contracts. The Bank acquired single premium life insurance policies with cash surrender values totaling $2,275,000, which are included in other assets at September 30, 1995. The policies are also expected to cover plan expenses.


LIQUIDITY MANAGEMENT

Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows. Core deposits, which include demand, interest bearing demand, savings, money market, and time certificates of deposit under $100,000, provide a relatively stable funding base. Core deposits represented 78.5% of total deposits at September 30, 1995 compared to 81.8% of total deposits at year-end 1994. The Company's principal sources of asset liquidity are cash and due from banks, federal funds sold, available-for-sale securities and federal funds lines with its correspondent banks. At September 30, 1995 these sources totaled $71,628,000 or 37.2% of total deposits compared to $61,149,000 or 38.3% at year-end 1994. In the opinion of management, there are sufficient resources to meet the liquidity needs of the Company at present and foreseeable future levels.

                                                              Page 7 of 18 Pages

CAPITAL RESOURCES

Capital management is a continuous process of providing adequate capital for current needs and anticipated future growth. Capital serves as a source of funds for the acquisition of fixed and other assets and protects depositors against potential losses. As the Company's assets increase, so do its capital requirements.

The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves. Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk, and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio.

The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier II comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

The risk-based capital guidelines establish minimum supervisory guidelines and standards. They do not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include (1) overall interest rate exposure; (2) liquidity, funding and market risks; (3) quality and level of earnings; (4) investment portfolio concentrations; (5) quality of loans and investments; (6) the effectiveness of loan and investment policies; and (7) management's overall ability to monitor and control other financial and operating risks. The capital adequacy assessment of federal bank regulators will, however, continue to include analysis of the foregoing considerations and, in particular, the level and severity of problem and classified assets.

The Board of Governors also adopted a 3.0% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments).

The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks.

The following table sets forth the Company's and Bank's risk-weighted and leverage capital ratios as of September 30, 1995 and December 31, 1994. As indicated in the table, the Company's and the Bank's capital ratios significantly exceeded the minimum capital levels required by current federal regulations. Management believes that the Company and the Bank will continue to meet their respective minimum capital requirements in the foreseeable future.

                                                              Page 8 of 18 Pages

                               RISK BASED CAPITAL RATIO
                                      (unaudited)

                                                          MID-PENINSULA BANCORP
                                        September 30, 1995                     December 31, 1994
                                        ------------------                     -----------------
Ratios (dollars in thousands)           Amount         Ratio                   Amount        Ratio
--------------------------------------------------------------------------------------------------

Tier 1 capital                          $  20,086     14.41%                 $ 18,003        15.05%
Tier 1 capital minimum requirement         $5,574      4.00%                 $  4,786         4.00%

Total capital                           $  21,758     15.61%                 $ 19,429        16.24%
Total capital minimum requirement       $  11,147      8.00%                 $  9,572         8.00%

Total risk based assets                 $ 139,342                            $119,644


                                                           MID-PENINSULA BANK
                                          September 30, 1995                     December 31, 1994
                                          ------------------                     -----------------
Ratios (dollars in thousands)              Amount      Ratio                   Amount         Ratio
---------------------------------------------------------------------------------------------------
Tier 1 capital                           $ 19,523     14.07%                 $ 17,770        14.88%
Tier 1 capital minimum requirement       $  5,551      4.00%                 $  4,776         4.00%

Total capital                            $ 21,195     15.27%                 $ 19,196        16.08%
Total capital minimum requirement        $ 11,102      8.00%                 $  9,553         8.00%

Total risk based assets                  $138,779                            $119,411


                                Leverage Capital Ratio
                                      (unaudited)

                                                          MID-PENINSULA BANCORP
                                           September 30, 1995                    December 31, 1994
                                           ------------------                    -----------------
Ratios (dollars in thousands)              Amount      Ratio                   Amount         Ratio
---------------------------------------------------------------------------------------------------
Tier 1 capital to adjusted total assets  $ 20,086      9.47%                 $ 18,003        10.51%
Quarterly average total assets           $212,130                            $171,267


                                                          MID-PENINSULA BANK
                                            September 30, 1995                   December 31, 1994
                                            ------------------                   -----------------
Ratios (dollars in thousands)              Amount      Ratio                   Amount         Ratio
---------------------------------------------------------------------------------------------------
Tier 1 capital to adjusted total assets  $ 19,523      9.23%                 $ 17,770        10.39%
Quarterly average total assets           $211,567                            $171,034


RESULTS OF OPERATIONS - THIRD QUARTER 1995 AND 1994

Net income for the third quarter of 1995 was $694,000 or $.44 per share compared to $211,000 or $.14 per share for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

                                                              Page 9 of 18 Pages

                               NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:




                                      MID-PENINSULA BANCORP AND SUBSIDIARY
                                            Average Balance Sheet
                                        Three Months ended September 30
                                                  (unaudited)
(in thousands, except percentages)                  1995                                 1994
------------------------------------------------------------------------------------------------------------------
                                     Average                  Average      Average                   Average
                                     Balance      Interest    Rate(1)      Balance      Interest     Rate(1)
------------------------------------------------------------------------------------------------------------------
Assets:
     Loans                           $115,841      $3,116(2)    10.76%    $103,561         $2,472(2)    9.55%
     Taxable investments               47,046         727        6.18%      44,960            550       4.89%
     Non-taxable investments            9,125         129        5.65%       5,609             81       5.78%
     Fed funds sold and other          26,619         378        5.68%      14,905            163       4.37%
                                     --------      ------       ------    --------         ------       -----
Total earning assets                  198,631      $4,350        8.76%     169,035         $3,266       7.73%
                                                                                           ------
Cash and due from banks                 8,099                                9,765
Premises and equipment, net               938                                  625
Other assets (3)                        3,899                                1,207
                                     --------                              -------
Total assets                         $211,567                             $180,637
                                     --------                              -------
                                     --------                              -------
Liabilities and Shareholders' Equity
     Demand with interest             $10,470      $    49       1.87%    $ 10,316         $    53      2.06%
     Savings and money market         106,255        1,061       3.99%      92,428             727      3.15%
     Time deposits > $100,000          38,689          486       5.02%      27,785             263      3.79%
     Other time deposits                7,447           98       5.26%       6,898              63      3.65%
                                     --------      -------       ------    --------         ------      -----
Total interest bearing                162,861        1,694       4.16%     137,427           1,106      3.22%
                                                   -------                                  ------
Non-interest deposits                  28,277                               23,785
Other liabilities                       1,015                                  859
                                     --------                               ------
Total liabilities                     192,153                              162,071
Shareholders' equity                   19,414                               18,561
                                     --------                              -------
Total liabilities and equity         $211,567                             $180,632
                                     --------                              -------
                                     --------                              -------
Net interest spread                                              4.60%                                  4.51%
Net interest income                                 $2,656       5.35%                      $2,160      5.11%
     and margin
------------------------------------------------------------------------------------------------------------------

1    Annualized
2 Loan interest income includes fee income of $140,000 and $128,000 for the quarters ended September 30, 1995 and 1994, respectively
3 Includes the average allowances for loan losses of $1,528,000 and $1,442,000 and average deferred loan fees of $346,000 and $389,000 for the quarters ended September 30, 1995 and 1994, respectively


Net interest income for the quarter ended September 30, 1995 was $2,656,000, representing an improvement of $496,000 or 22.96% over $2,160,000 for the comparable period in 1994. As a percentage of average earning assets, interest margin for the third quarter of 1995 improved to 5.35% from 5.11% in the same period one year earlier. The increase in net interest margin is primarily due to an increase in interest income.

Interest income recognized in the quarter ended September 30, 1995 was $4,350,000 representing an increase of $1,084,000 or 33.2% over $3,266,000 for the third quarter of 1994. The increase in interest income was primarily due to increases in the value of average earning assets. Earning assets averaged $198,631,000 in the quarter ended September 30, 1995 compared to $169,035,000 in the same period in 1994, representing an increase of $29,596,000 or 17.5%. The increase in average earning assets included increases in average loan, investment and Federal funds sold balances of $12,280,000, $5,602,000 and $11,714,000 or 11.9%, 11.1% and 7.9%, respectively. Loan fees recognized during the third quarter of 1995 were $140,000 compared to $128,000 one year earlier, as a result of the increase in average loans outstanding.

                                                             Page 10 of 18 Pages

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended September 30, 1995 was $1,694,000 and represented an increase of $588,000 or 53.2% over $1,106,000 for the third quarter of 1994. During the three months ended September 30, 1995, the average rate paid by the Bank on interest-bearing liabilities was 4.2% compared to 3.2% for the same period in 1994. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest-bearing liabilities. Average interest-bearing liabilities were $162,861,000 in the quarter ended September 30, 1995 compared to $137,427,000 for the same period in 1994, an increase of $25,434,000 or 18.5%. The increase in average noninterest-bearing demand deposits also contributed to the improvement in net interest income during the quarter. Average noninterest-bearing demand deposits were $28,277,000 for the quarter ended September 30, 1995 compared to $23,785,000 for the same quarter in 1994.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses is based upon management's evaluation of the adequacy of the existing allowance for possible loan losses in relation to total loans and the inherent risk in the loan portfolio. Management's evaluation takes into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect borrowers' ability to repay.

In the third quarter of 1995, the Bank increased its provision for possible loan losses through a charge to earnings of $70,000. The provision compares to a credit adjustment of $22,000 for the same period in 1994. The modest addition in loan loss provision for the quarter is primarily attributed to the ongoing low level of classified and nonperforming loans.

NONINTEREST INCOME AND EXPENSE

Noninterest income consists primarily of service charges on deposit accounts, fees for miscellaneous services and securities gains and losses. Total noninterest income was $151,000 for the third quarter of 1995 as compared to a loss of $218,000 for the third quarter of 1994. Growth in other income primarily resulted from increases in deposit-related service charges reflecting an increase in the number of deposit accounts served by the Bank and exclusive of the one-time loss of $350,000 due to the dissolution of the Community Asset Management Fund in which the Bank and numerous other banks in California and other states had invested funds.

Noninterest expense increased $196,000 or 14.3% to $1,562,000 in the quarter ended September 30, 1995 from $1,366,000 in the same period one year earlier. As a percentage of average earning assets, other expenses, on an annualized basis, declined to 3.1% in the third quarter of 1995 from 3.2% in the third quarter of 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefit expense and other operating expense.

Salary and benefits expense was $882,000 in the quarter ended September 30, 1995 compared to $746,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased staff as a result of increased level of business.

Occupancy and equipment expense was $246,000 in the quarter ended September 30, 1995, compared to $216,000 in the same period one year earlier. The increased expense reflects the costs to equip, remodel, repair and refurbish the San Mateo and San Carlos facilities.

                                                             Page 11 of 18 Pages

The Company also experienced an increase in other operating expenses to $434,000 in the quarter ended September 30, 1995 from $404,000 during the quarter ended June 30, 1994. The increase reflects a general increase in activity and outside services.


RESULTS OF OPERATIONS - FIRST NINE MONTHS 1995 AND 1994

Net income for the first nine months of 1995 was $1,995,000 or $1.29 per share compared to $1,084,000 or $.71 per share for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.


NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:


                                                  MID-PENINSULA BANCORP AND SUBSIDIARY
                                                         Average Balance Sheet
                                                    Nine months ended September 30
                                                                   (unaudited)
(in thousands, except percentages)                            1995                                  1994
------------------------------------------------------------------------------------------------------------------------
                                                Average                  Average      Average                   Average
                                                Balance     Interest     Rate(2)      Balance      Interest     Rate(2)
------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Loans                                       $112,718      $9,097(2)    10.76%     $101,667       $6,796(2)     8.91%
   Taxable investments                           41,624       1,912        6.12%       41,503        1,431        4.60%
   Non-taxable investments                        7,436         312        5.59%        5,509          237        5.74%
   Fed funds sold and other                      27,300       1,177        5.75%       14,948          425        3.79%
                                                             -------      ------      -------        ------       -----
Total earning assets                            189,078      12,498        8.81%      163,627        8,889        7.24%
                                                             -------                                 ------
Cash and due from banks                           7,682                                 9,986
Premises and equipment, net                         929                                   675
Other assets(3)                                   2,301                                   640
                                                -------                               -------
Total assets                                   $199,990                              $174,928
                                               --------                              --------
                                               --------                              --------
Liabilities & Shareholders' Equity
   Demand with interest                        $ 10,698          157       1.96%     $ 10,181           152       1.99%
   Savings and money market                      99,197        3,069       4.13%       90,075         1,983       2.94%
   Time deposits > $100,000                      35,418        1,305       4.91%       25,289           643       3.39%
   Other time deposits                            7,392          276       4.98%        6,580           161       3.26%
                                                -------        -----       -----     --------        ------       -----
Total interest bearing                          152,705        4,807       4.20%      132,125         2,939       2.97%
                                                               -----                                 ------
Non-interest deposits                            27,514                                23,857
                                                                                      -------
Other liabilities                                 1,027                                   756
                                                -------                               -------
Total liabilities                               181,246                               156,738
Shareholders' equity                             18,744                                18,190
                                                -------                               -------
Total liabilities and equity                   $199,990                              $174,928
                                                -------                               --------
                                                -------                               --------
Net interest spread                                                        4.62%                                  4.28%
Net interest income
   and margin
                                                              $7,691       5.42%                     $5,950       4.85%
                                                              ------                                 ------
                                                              ------                                 ------

1   Annualized
2 Loan interest income includes fee income of $443,000 and $430,000 for the period ended September 30, 1995 and 1994, respectively
3 Includes the average allowances for loan losses of $1,528,000 and $1,413,000 and average deferred loan fees of $350,000 and $387,000 for the period ended September 30, 1995 and 1994, respectively


Net interest income for the nine months ended September 30, 1995 was $7,691,000, representing an improvement of $1,741,000 or 29.3% over $5,950,000 for the comparable period in 1994. As a percentage of average earning assets, net interest margin for the first nine months of 1995 improved to

                                                             Page 12 of 18 Pages

5.4%o from 4.9% in the same period one year earlier. The increase in net interest margin is primarily due to an increase in interest income.

Interest income for the nine months ended September 30, 1995 was $12,498,000 representing an increase of $3,609,000 or 40.1% over $8,889,000 for the first nine months of 1994. The increase in interest income was primarily due to increases in the value of average earning assets. Earning assets averaged $189,078,000 in the nine months ended September 30, 1995 compared to $163,627,000 in the same period in 1994, representing an increase of $25,451,000 or 15.6%. The increase in average earning assets included increases in average loan, investment, Federal funds sold balances of $11,051,000, $2,048,000 and $12,352,000 or 10.9%, 4.4% and 82.6%, respectively. Loan fees recognized during the first nine months of 1995 were $443,000 compared to $430,000 one year earlier.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the nine months ended September 30, 1995 was $4,807,000 and represented an increase of $1,868,000 or 63.6% over $2,939,000 for the first nine months of 1994. During the nine months ended September 30, 1995, the average rate paid by the Bank on interest-bearing liabilities was 4.2% compared to 3.0% for the same period in 1994. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest-bearing liabilities. Average interest-bearing liabilities were $152,705,000 in the nine months ended September 30, 1995 compared to $132,125,000 for the same period in 1994, an increase of $20,580,000 or 15.6%.
The increase in average noninterest-bearing demand deposits also contributed to the improvement in net interest margin during the first half. Average noninterest-bearing demand deposits were $27,514,000 for the nine months ended September 30, 1995 compared to $23,857,000 for the same period in 1994.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses is based upon management's evaluation of the adequacy of the existing allowance for possible loan losses in relation to total loans and the inherent risk in the loan portfolio. Management's evaluation takes into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers' ability to repay.

The Bank's loans are virtually all made within its defined market area of San Mateo and northern Santa Clara counties. Real estate construction loans represented 7.6% of total loans at September 30, 1995, the majority of which are for the construction of single family properties. In addition, 17.9% of the Bank's loans were other real estate loans. These loans were primarily made to Bank depositors secured by commercial and residential properties. Commercial loans comprise 74.5% of total loans at September 30, 1995.

In the first nine months of 1995, the Bank increased its provision for possible loan losses through a charge to earnings of $255,000. This compares to $203,000 for the same period in 1994. The modest change in loan loss provision for the nine months is primarily attributed to the ongoing low level of classified and nonperforming loans. At September 30, 1995, the allowance for possible loan losses was $1,672,000 or 1.43% of total loans compared to $1,426,000 or 1.31% at December 31, 1994.

Management believes that the allowance for possible loan losses is maintained at an adequate level for known and anticipated future risks inherent in the loan portfolio; however, the Company's loan portfolio, particularly the real estate related segments, may be adversely affected if California's economic conditions and Santa Clara and San Mateo Counties real estate markets weaken. In that event, the level of nonperforming loans, the provision for possible loan losses and the level of the allowance for possible loan losses could increase.

                                                             Page 13 of 18 Pages

NONINTEREST INCOME AND EXPENSE

Noninterest income consists primarily of service charges on deposit accounts, fees for miscellaneous services and gains and losses on securities. Noninterest income was $392,000 for the first nine months of 1995 as compared to $22,000 for the same period in 1994. Growth in noninterest income primarily resulted from increases in deposit-related service charges reflecting an increase in the number of deposit accounts served by the Bank and exclusive of the one-time securities loss of $350,000 due to the dissolution of the Community Asset Management Fund in which the Bank and numerous other banks in California and other states had invested funds.

Noninterest expense increased $709,000 or 18.5% to $4,535,000 in the nine months ended September 30, 1995 from $3,826,000 in the same period one year earlier. As a percentage of average earning assets, noninterest expense, on an annualized basis, increased to 3.2% in the first nine months of 1995 from 3.1% in the same period in 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefits expense and other operating expense.

Salary and benefits expense was $2,563,000 in the nine months ended September 30, 1995 compared to $2,088,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased staff to service the increased level of business.

Occupancy and equipment expense was $713,000 in the period ended September 30, 1995, compared to $626,000 in the same period one year earlier. The increased expense reflects the costs to equip, remodel, repair and refurbish the San Mateo and San Carols facilities.

The Company also experienced an increase in other operating expenses to $1,259,000 in the nine months ended September 30, 1995 from $1,112,000 during the same period ended September 30, 1994. The increase reflects a general increase in activity and outside services.


INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses. The effect of inflation upon the Company's results of operations was not material for the periods covered by this report.

                                                             Page 14 of 18 Pages

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Information

          None

Item 6 - Exhibits and Reports on Form 8-K

          (a) (3)  Exhibits

                   (27.1)  Financial Data Schedule

                                                             Page 15 of 18 Pages

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                             MID-PENINSULA BANCORP



       November 7, 1995                      By: /s/David L. Kalkbrenner
     --------------------                        -------------------------
               Date                              David L. Kalkbrenner
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

       November 7, 1995                      By: /s/Carol H. Rowland
     --------------------                        ------------------------
               Date                              Carol H. Rowland
                                                 First Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                                             Page 16 of 18 Pages

                                  EXHIBIT INDEX


EXHIBIT                          DESCRIPTION                      PAGE NUMBER
--------                         -----------                      -----------

27.1                             Financial Data Schedule          18


                                                             Page 17 of 18 Pages