Form 10KT405
period 1995-12-31
MID PENINSULA BANCORP
filed 1996-03-29
CIK 775473

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SEC-NON 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the Year ended December 31, 1995

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

Commission file number 0-25034
                       -------

                                MID-PENINSULA BANCORP
                  -------------------------------------------------
                  (Exact of registrant as specified in its charter)

State of California                                              94-2952485
------------------------------                                ----------------
(State or other jurisdiction of                               (I.R.S. Employee
incorporation or organization)                                  Identification
No.)

420 Cowper Street, Palo Alto, California                                 94301
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code (415) 323-5150
-----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class                    Name Of Each Exchange On Which Registered
-------------------                    -----------------------------------------
Common Stock                                        None
(no par value)

Securities registered pursuant to Section 12(g) of the Act:

                                    Title Of Class
                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1996 was $22,465,548.

As of March 15, 1996, the registrant had 1,582,392 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K: (1)
Part III, Items 10 through 13 from registrant's definitive proxy statement for the 1996 annual meeting of shareholders.

The Index to Exhibits is located at page 78.                 Page 1 of 226 Pages

                                        PART I

Item 1.    BUSINESS

       GENERAL DEVELOPMENT OF BUSINESS

       Mid-Peninsula Bancorp is a California corporation organized in 1984 under the name San Mateo County Bancorp ("San Mateo") to act as the bank holding company of San Mateo County National Bank which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1995, WestCal was merged with and into Mid-Peninsula Bank a California state licensed bank organized in 1987 (the "Bank") in a transaction in which the Bank survived and became the wholly- owned subsidiary of San Mateo, and San Mateo concurrently changed its name to Mid-Peninsula Bancorp (the "Company").

       The headquarters of the Company and the Bank is located in Palo Alto, California and the Bank conducts its banking business through its offices in Palo Alto, San Mateo and San Carlos, California. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities witch are deemed closely related to the business of banking.

       The Bank engages in general commercial banking emphasizing small and medium-sized businesses, and professionals located in its market area in and adjacent to the San Francisco Peninsula from Los Altos and Mountain View on the South to Daly City on the North and offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial loans, including short-term loans for businesses and professionals, personal loans, and real estate secured loans, which generally do not include long-term mortgage loans. The Bank offers traveler's checks, safe deposit boxes, notary public, customer courier and other customary bank services. The Bank is a member of the STAR System ATM network and, through this system offers ATM access at numerous locations.

       Regular bank hours are from 9:30 A.M. to 4:00 P.M., Monday through Friday. The main offices of the Company and the Bank are located at 420 Cowper Street, Palo Alto, California, telephone number (415) 323-5150. The Bank's other offices are located at 100 South Ellsworth Avenue, San Mateo, California, telephone number (415) 375-1555 and 1313 Laurel Street, San Carlos, California, telephone number (415) 595-4445.

       The Bank's commercial lending focus is to provide short-term loans and lines of credit to professional service firms and local businesses. Commercial clients include small businesses, light industry manufacturing companies and various professional service firms. Emphasis is placed on the borrowers earnings history, capitalization, secondary sources of repayment (such as accounts receivable) and, in many instances, tertiary sources of repayment (such as personal guarantees or personal assets). Through community involvement in Chambers of Commerce, Rotary Clubs, civic organizations and redevelopment activities, officers of the Bank stay in close contact with the leaders and decision makers within the communities served by the Bank.

       In addition, the Bank offers interim construction loans, generally for single-family residences and multi-unit projects. Real estate and construction loans are typically secured by first deeds of trust and guarantees from principals of the borrower where applicable. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. The Bank uses independent local appraisers, conservative loan-to-value ratios (e.g., generally not to exceed 75% of the appraised value of the property) and close monitoring of the projects during the construction phase. In the absence of rapid declines in real estate values, ultimate collectibility of these secured loans is considered by the Company's management to be better than the average mix of commercial loans. The Bank presently does not make long-term fixed or variable rate real estate loans and, therefore, material sustained increases or decreases in general interest rate levels have only a short-term effect on the Bank's net yield on real estate loans.

       As of December 31, 1995, commercial loans and lines of credit represented approximately 74% of the Company's total loan portfolio, real estate loans approximately 19% of the total loan portfolio, and real estate construction loans approximately 7% of the loan portfolio.

       The Bank's deposits are primarily obtained from individuals (including corporate executives and entrepreneurs), small and medium-size businesses, and professionals. The Bank's deposits are not received from a single depositor or group of affiliated depositors the loss of any one of which would have a material adverse effect on the business of the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. As of December 31, 1995, the Bank had approximately $37,077,000 of noninterest bearing demand deposits, with an average account balance of approximately $24,000, approximately $11,926,000 in interest bearing demand deposits with an average account balance of approximately $23,000, and approximately $146,692,000 in interest bearing time and savings deposits with an average account balance of approximately $86,000. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal limit thereon, which is currently $100,000 per depositor.

       The Bank had fifty-seven (57) full-time employees on December 31, 1995 and the Company had no employees other than unsalaried officers.


       SUPERVISION AND REGULATION

       The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

       The Bank is licensed under the banking laws of the State of California, is a member of the Federal Reserve System, and its deposits are insured by the FDIC. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the California Superintendent of State Banks (the "Superintendent") and the Board of Governors. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the Superintendent and the Board of Governors and provide such additional information as the Superintendent and the Board of Governors may require.

       The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Board of Governors. The Company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 discussed below.

       The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations
(a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

       In addition, regulations of the Board of Governors promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgment of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

       The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by the bank, or by any of its affiliates. A prohibited tie-in arrangement would exist where a bank varies the consideration for a product or service on the condition that a customer obtain some additional product or service from the bank or from any of its affiliates, or where as a condition for providing a customer a product or service, the bank requires the customer to purchase another product or service from the bank or from any of its affiliates. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks.
Section 106 contains a "traditional bank product" exception permitting a bank to tie a product to a traditional bank product offered by the bank itself, but not by any affiliated bank or non-bank. For example, a bank may offer a discount on a loan on the condition that a customer maintain a deposit account at that bank, however, the bank may not offer a discount on a loan on the condition that a customer maintain a deposit account at an affiliated bank. Effective September 2, 1995, the Board of Governors adopted a rule permitting a bank or a bank holding company to offer a discount on a traditional bank product, or on securities brokerage services to a customer on condition that the customer obtain a traditional bank product from an affiliate. Effective January 23, 1995, the Board of Governors adopted a rule permitting a bank holding company or its non-bank subsidiary to offer a discount on its product or service on condition that a customer obtain any other product or service from that holding company or from any of its non-bank affiliates. The rule permits bank holding companies and their non-bank subsidiaries to offer discounts on packaged products when no affiliated bank is involved in the arrangement (both the tying and tied products are offered by bank holding companies or their non-bank subsidiaries only), and both the tying and tied products are separately available for purchase at competitive prices.

       The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8% of its assets and commitments to extend credit, weighted by risk, of which at least 4% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of loan loss reserves.

       Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk, and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

       The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and quailing perpetual preferred stock. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

       The Board of Governors also adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments). The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

       The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks.

       As of December 31, 1995, the Bank and the Company are in compliance with the risk-based capital and leverage ratios noted above. See Item 7 below for a listing of the Company's risk-based capital ratios for the years ended December 31, 1995 and 1994.

       The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth in the California Financial Code, as well as restrictions established by the Board of Governors and the FDIC. See Item 5 for further information regarding the payment of cash dividends by the Company and the Bank.


       COMPETITION

       At December 31, 1995, there were 48 branches of major California banks and 23 regional bank branches in the cities of Palo Alto, San Mateo and San Carlos and surrounding areas. Additionally, the Bank competes with savings and loan associations and, to a lesser extent, credit unions, finance companies and other financial services providers for deposit and loan customers.

       Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which are within its lending limits. As of December 31, 1995, the Bank's legal lending limits to a single borrower and such borrowers related parties were $3,342,000 on an unsecured basis and $5,570,000 on a fully secured basis based on regulatory capital of $22,280,000.

       In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution, and when customer loan demands exceed the Bank's legal lending limit, the Bank makes every effort to arrange such financing through a participating loan program with a correspondent or other independent bank.

    Banking is a business which depends on interest rate differentials. In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.

    Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

    The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the Federal Reserve Board. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Bank. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

    California law and regulations of the Superintendent authorize California licensed banks, subject to applicable limitations and approvals of the Superintendent to (1) provide real estate appraisal services, management consulting and advisory services, and electronic data processing services; (2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. In November 1988, Proposition 103 was adopted by California voters. The Superintendent has established certain procedures to be followed by banks desiring to engage in insurance activities which include filing a report describing (1) a proposed business plan and information regarding the types of insurance products intended to be offered; (2) insurance companies with which the banks intend to conduct business; (3) organization plans; (4) locations at which activities will be conducted; and (5) proposed operational and compliance procedures and policies. The California Department of Insurance regulates application processing, licensing and supervision of insurance activities. National banks (whether a holding company subsidiary or not) are limited under applicable provisions of the National Bank Act to acting as an agent for fire, life or other insurance only in locations with a population of 5,000 or less.
In recent years, banks and bank holding companies have increasingly sought authorization to expand their product base to include insurance activities. The Federal Deposit Insurance Corporation

Improvement Act of 1991 discussed below, generally restricts an insured state bank from engaging as a principal in any activity that is impermissible for a national bank. On January 18, 1995, the United States Supreme Court unanimously upheld a ruling by the Office of the Comptroller of the Currency (the "Comptroller") that permitted sale of fixed and variable annuities by a national bank and confirmed the authority of the Comptroller to interpret the powers of national banks under the National Bank Act. The Comptroller determined that annuities are not insurance products, but rather a type of investment instrument and that the sale of annuities is incidental to the business of banking. It is not certain what impact the decision will have upon the continuing effort of banks and bank holding companies to engage in insurance related activities.

       The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below. The Caldera Act includes
(1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

       The State Bank Parity Act, effective January 1, 1996, eliminates certain existing disparities between California state chartered banks and federally chartered national banks by authorizing the Superintendent to address such disparities through a streamlined rulemaking process. The Superintendent has taken action pursuant to the Parity Act to, among other matters, authorize previously impermissible share repurchases by state banks, subject to the prior approval of the Superintendent.

       The Competitive Equality Banking Act of 1987 (the "1987 Banking Act") also has affected the balance of competition among banks and other non-bank financial institutions. Among other things, the 1987 Banking Act has restricted the growth and formation of so-called "limited service" or "non-bank" banks (institutions which accept deposits or make commercial loans, but do not do both). Other key provisions of the 1987 Banking Act included: (1) the expansion of the FDIC's authority in arranging supervisory interstate acquisitions and acquisitions of failing banks; (2) the renewal of emergency acquisition authorities; (3) the exemption of assessment income of federal banking agencies from budget restrictions imposed by the Office of Management and Budget and from the budget balancing requirements of the Gramm-Rudman-Hollings Act; (4) a moratorium (which ended on March 1, 1988), prohibiting commercial banks from engaging in insurance or securities activities not approved prior to March 5, 1987; (5) the application of the Glass-Steagall Act to state-chartered banks, prohibiting affiliations with companies principally engaged in securities activities; and (6) new check hold schedules which were implemented on September 1, 1990.

       On August 9, 1989, President Bush signed into law the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"). The FIRREA contains provisions which among other things: (1) established two separate financial industry insurance funds, both administered by the

FDIC - the Bank Insurance Fund and the Savings Association Insurance Fund; (2) abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation and established the Office of Thrift Supervision as an office of the Treasury Department, with responsibility for examination and supervision of all savings and loan associations; (3) increased the premiums paid by FDIC-insured institutions; (4) permitted bank holding companies to acquire healthy savings and loan associations; (5) enhanced federal banking agencies' enforcement authority over the operations of all insured depository institutions and increased the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtailed investments and certain other activities of state-chartered savings and loan associations; and (7) increased the capital requirements of savings and loan associations.

       On December 19, 1991, President Bush signed the Federal Deposit
Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revises banking regulations, certain aspects of the Federal Deposit Insurance Act and establishes a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized,
(4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the Board of Governors, the Comptroller and FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

       The FDICIA requires the Board of Governors and FDIC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

       The FDIC adopted a regulation pursuant to Section 302(a) of the FDICIA, effective on November 2, 1992, amending its regulations on insurance assessments to, among other matters, adopt a recapitalization schedule for the Bank Insurance Fund and establish a transitional risk-based insurance assessment system to replace the uniform assessment rate system previously applicable to insured financial institution members of the Bank Insurance Fund. The regulation requires that each insured institution be assigned to one of three capital groups and one of three supervisory subgroups within each capital group, based upon financial data reported by each institution in it's Report of Income and Condition, as well as supervisory evaluations by the institution's primary federal regulatory agency. The three capital groups have the following characteristics: (1) "Well capitalized" - consisting of institutions having a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater; (2) "Adequately capitalized" - consisting of institutions that are not "well capitalized," but have a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater; and (3)

"Undercapitalized" - consisting of institutions that do not qualify as either "well capitalized" or "adequately capitalized". The three supervisory subgroups have the following characteristics: (A) Subgroup "A" - consisting of financially sound institutions with only a few minor weaknesses; (B) Subgroup "B" - consisting of institutions that demonstrate deterioration of the institution and increased risk of loss to the Bank Insurance Fund; and (C) Subgroup "C" - consisting of institutions that pose a substantial probability of loss to the Bank Insurance Fund unless effective corrective action is taken.

       The annual assessment rate for each insured institution continued at the rate of $0.23 per $100 of deposits through year-end December 31, 1992. Commencing January 1, 1993, the assessment rate was based upon a risk assessment schedule with rates ranging from $0.23 to $0.31 per $100 of deposits utilizing the capital group and supervisory subgroup analysis. On June 25, 1993, the FDIC adopted a permanent risk-based insurance assessment system which retained the transitional system without substantial modification. In late 1994 and early 1995, the FDIC proposed two significant changes to the deposit insurance assessment system to (1) redefine the deposit assessment base which has been defined to equal an institution's total domestic deposits, plus or minus certain adjustments, but without significantly impacting total industry-wide assessments (although significant changes in assessments of individual institutions may occur); and (2) establish a new assessment rate schedule, using the present group and subgroup categories, but with assessment rates varying from $0.04 to $0.31 per $100 of deposits, resulting in a spread between the minimum and maximum rates of $0.27 rather than $0.08. On August 8, 1995, the FDIC voted to reduce the deposit insurance assessment rates to a range from $0.04 to $0.31 per $100 of deposits and subsequently, on November 14, 1995, the FDIC voted again to further reduce the assessment rates to a range from $0 to $0.27 per 100 of deposits, subject to a minimum $2,000.00 annual assessment for all institutions regardless of classification within the capital groups and supervisory subgroups as follows:

                                          Supervisory Subgroup
                                          --------------------

              Capital Group               A         B         C
              -------------
                        1              $   0    $ 0.03    $ 0.17
                        2               0.03      0.10      0.24
                        3               0.10      0.24      0.27




    The above assessment rates are effective for the first semiannual assessment period of 1996. Based upon the above risk-based assessment rate schedule, the Company's and Bank's current capital ratios, the Bank's current level of deposits, and assuming no change in the assessment rate applicable to the Bank during 1996, the Company estimates that its annual noninterest expense attributed to assessments will decrease substantially.

    The Board of Governors and FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of

5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized"
- consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

        The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." The FDICIA also restricts the solicitation and acceptance of and interest rates payable on brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

        Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order; (4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

       The capital ratio requirements for the "adequately capitalized" category generally are the same as the existing minimum risk-based capital ratios applicable to the Company and the Bank. It is not possible to predict what effect the prompt corrective action regulation will have upon the Company and the Bank or the banking industry taken as a whole in the foreseeable future.

       Under the FDICIA, the federal banking agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured state bank from engaging as a principal in any activity that is impermissible for a national bank, absent FDIC determination that the activity would not pose a significant risk to the Bank Insurance Fund, and that the bank is, and will continue to be, within applicable capital standards. Similar restrictions apply to subsidiaries of insured state banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

      As required by the FDICIA, the federal financial institution agencies solicited comments in September 1993 on a method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighting assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

        The federal financial institution agencies published a final rule on July 10, 1995 to be effective on August 9, 1995, implementing safety and soundness standards. The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard.

        If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

       The Board of Governors issued final amendments to its risk-based capital guidelines to be effective December 31, 1995, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier I capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier I capital. This rule has the general effect of valuing available-for-sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

        On December 13, 1995, the Board of Governors issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of non-traditional activities, which were effective January 17, 1996. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

        Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits.

        President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 (the "Interstate Banking Act") on September
29, 1995. The Interstate Banking Act authorizes the Board of Governors to approve interstate acquisitions of banks or bank branch offices, generally without regard to conflicting requirements of state law, by adequately capitalized and managed bank holding companies, after September 29, 1995, and authorizes the other federal banking agencies to approve similar acquisitions by banks after June 1, 1997, unless prior to that date states enact laws prohibiting such acquisitions. Such so-called "opt out" measures are pending or have been passed in a number of states. States also may "opt in" to this authority at an earlier date if they enact laws specifically permitting such acquisitions. After March 29, 1996, the Interstate Banking Act authorizes the appropriate federal agency to approve the consolidation of banks located in different states but operated by the same bank holding company.

        The Interstate Banking Act imposes several limitations on the Board of Governors' general authority to approve such acquisitions including (1) preservation of state laws requiring acquisition target banks to have been chartered for minimum time periods not in excess of five years; (2) precluding acquisitions which would result in a concentration of deposits greater than 10% of total United States deposits, or 30% of total deposits in the state in which the acquired bank or branch office is located, subject to a state's right to either increase or decrease the 30% threshold and, in the absence of legislation, the right of a state banking regulatory agency to approve a transaction under certain circumstances; (3) Board of Governors' assessment of compliance with antitrust and community reinvestment laws, including a separate community reinvestment act analysis for each state in which a multi-state banking operation approved under the Interstate Banking Act exists; and (4) maintenance of state contingency laws requiring a bank acquisition target to maintain assets available for call by state-sponsored housing entities established under state law, provided (i) the state law does not discriminate against out-of-state banks, holding companies or their subsidiaries, (ii) the state law was in effect at the enactment date of the Interstate Banking Act,
(iii) the FDIC has not determined that compliance with the state law would result in an unacceptable risk to the deposit insurance fund, and (iv) compliance with the state law would not place the bank in an unsafe or unsound condition.

        The federal banking agencies are required to adopt regulations effective June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. Such regulations will require the appropriate federal agency of an out-of-state bank or bank holding company to review such bank's operations in the host state in order to determine whether it is meeting the credit needs of the host state communities in which it operates, whenever it determines that such bank's ratio of loans to deposits in the host state is less than one-half the average of the total loans to total deposits for banks domiciled in the host state. If the agency reaches a negative conclusion, it is authorized to restrict the opening of new branch offices and to order the closure of the host state branch offices of the out-of-state bank. Before an agency may exercise authority to close such a branch office or offices, the Interstate Banking Act requires that it notify the bank and schedule a hearing. Banks which determine to close branches located in low or moderate income areas acquired under the Interstate Banking Act must notify their customers how to contact the appropriate federal agency to complain about the closing. If the agency determines that any such complaint is not frivolous, it must convene a meeting of concerned organizations and individuals to explore the feasibility of adequate alternative sources of banking services for the affected communities.

        In October 1994, the federal financial institution regulatory agencies jointly proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally require mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible.

        Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial non compliance" with the revised CRA regulations may be subject to enforcement proceedings.

        The regulations provide that "small banks," which are defined to include any independent bank with total assets of less than $250 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

        (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and (v) record of response to written complaints, if any, about its CRA performance.

        (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

        Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or providing on a rent-free basis any branch of the bank located in a predominantly minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service areas and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

        (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified investments and community development services and their innovativeness and complexity.

        (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally would be evaluated by the Board of Governors by measuring strategic plan goals against standards similar to those which would be applied in evaluating a bank according to the "lending, investments and service tests method."

        The federal financial institution regulatory agencies jointly issued a final rule effective as of January 1, 1996 to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

        The Bank has a current rating of "outstanding" CRA compliance, and believes that it would not have received any lower rating if the regulations had been in effect when the Bank was last examined for CRA compliance on May 2, 1994.

        The United States Congress has periodically considered legislation which could result in further deregulation of banks and other financial institutions. Such legislation could result in further relaxation or elimination of geographic restrictions on banks and bank holding companies and increase the level of direct competition with other financial institutions, including mutual funds, securities brokerage firms, investment banking firms and other entities. The effect of such legislation on the Company and the Bank cannot be determined at this time.

Item 2.     PROPERTIES

        The Company and the Bank have their headquarters located at 420 Cowper Street, Palo Alto, California. The Bank leases its office at 420 Cowper Street, Palo Alto, California, 94301, from MPB Associates, a tenant-in-common arrangement, in which seven (7) directors of the Company hold an approximate 51% interest. MPB Associates purchased Mid-Peninsula Bank's leased premises in 1990. The original terms of the lease were unchanged by that acquisition.

        The lease, which originally expired in May, 1993, has been extended through January, 2000. The lease covers a ground floor area of 8,817 net rentable square feet and a second floor area of 9,217 net rentable square feet. The lease was modified in September 1995 to include an additional 500 square feet on the first floor.

        The Bank pays an annual rental of $560,000 for the entire leased space. Additionally, the Bank pays real property taxes, utilities, and building insurance, to the extent they exceed, on an annual basis, $1.40, $1.60, and $0.17 per rentable square foot, respectively. The rent is adjusted every twelve months beginning June 1, 1997 in accordance with the change in the immediately preceding year over 1992 in the Consumer Price Index for All Urban Consumers, San Francisco/Oakland Metropolitan Area, All-Items (1967=100) as published by the U.S. Department of Labor, Bureau of Labor Statistics.

        The lease also contains a provision granting the Bank a right of first refusal to purchase the building during the term of the lease upon the same terms and conditions that the landlord is willing to accept from a third party.

        The Bank subleases a portion of the leased space on the second floor of the building which it does not currently utilize. Rental income for the year ended December 31, 1995 was $398,000.

        The foregoing description of the lease is qualified by reference to the lease agreement dated March 11, 1987 attached as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

        The Bank also conducts business in leased premises located at 100 South Ellsworth Avenue, San Mateo, California, and at 1313 Laurel Street, San Carlos, California.

        The San Mateo lease expires on October 31, 1999, and has two renewal options of five years each. The lease covers 7,859 square feet of rentable space. The Bank currently pays an annual rental of $110,340 for the entire leased space. The rent is adjusted upward effective November, 1997 to $125,424 annually. Under the lease, the Bank also pays monthly operating expenses. The amount of this payment, currently $5,668, is adjusted upward every twelve months by at least 4% and no more than 8% in accordance with the change in the immediately preceding year over 1989 in the Consumer Price Index for Urban Wage Earners and Clerical Workers (1982-84=100) for the San Francisco/Oakland/San Jose Metropolitan Area as published by the U.S. Department of Labor, Bureau of Labor Statistics.

        The foregoing description of the lease is qualified by reference to the lease agreement dated April 24, 1989 attached as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

        The San Carlos lease was extended in 1995 to a new expiration date of October 31, 1998. The lease covers 2,120 square feet of rentable space. The Bank currently pays an annual rental of $50,604 for the entire leased space.
The rent is adjusted upward every twelve months in accordance with the change in the immediately preceding year over 1993 in the Consumer Price Index for All Urban Consumers (1967=100) as published by the U.S. Department of Labor, Bureau of Labor Statistics.

        The foregoing description of the lease is qualified by reference to the lease agreement dated November 26, 1993 attached as Exhibit 10.7 to the Company's Annual Report on form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.


Item 3.    LEGAL PROCEEDINGS

        There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

        Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                       PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)       MARKET INFORMATION

      There was limited trading in and no established public trading market for the Company's common stock. The Company's common stock was not listed on any exchange nor was it quoted by The NASDAQ Stock Market. It is, however, listed with the National Quotation Service and on the Over The Counter (OTC) Bulletin Board. Hoefer & Arnett, Incorporated and Van Kasper & Company act as the primary market makers and facilitate trades in the Company's common stock.
Based on information provided to the Company from Hoefer & Arnett, the range of high and low bid quotations for the common stock for the two most recent fiscal years, restated to reflect all stock splits and stock dividends distributed by the Company are set forth below. The quotations for the Company reflect quotations for San Mateo County Bancorp during the first three quarters of 1994. The bid quotations for the fourth quarter of 1994 through 1995 reflect quotations for the Company following its change of name to Mid-Peninsula Bancorp.

--------------------------------------------------------------------------------

                        MID-PENINSULA      MID-PENINSULA           SAN MATEO
                          BANCORP              BANK              COUNTY BANCORP

CALENDAR YEAR          LOW       HIGH      LOW      HIGH       LOW        HIGH
--------------------------------------------------------------------------------
1994
    First Quarter       N/A       N/A     14.00     15.50      6.00      7.00
    Second Quarter      N/A       N/A     15.00     15.75     10.00     11.00
    Third Quarter       N/A       N/A     14.50     15.25      8.00     11.00
    Fourth Quarter    12.50     13.00       N/A       N/A       N/A       N/A
1995
    First Quarter     13.00     13.63       N/A       N/A       N/A       N/A
    Second Quarter    13.00     15.25       N/A       N/A       N/A       N/A
    Third Quarter     15.25     17.00       N/A       N/A       N/A       N/A
    Fourth Quarter    15.75     16.88       N/A       N/A       N/A       N/A
--------------------------------------------------------------------------------


      Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The bid price for the Company's Common Stock was $18.00 as of March 15, 1996.

      (b)     HOLDERS

      As of March 15, 1996, there were 571 holders of the Common Stock of the Company. There are no other classes of common equity outstanding.

       (c)     DIVIDENDS

      The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1- 1/4 times its liabilities; and (H) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1- 1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank was subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) the bank's retained earnings; or (b) the banks net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the Superintendent determines that the shareholders' equity of a bank was inadequate or that the making of a distribution by the bank would be unsafe or unsound, the Superintendent may order the bank to refrain from making a proposed distribution. In addition to the restrictions on payment of dividends set forth in the Financial Code, federal law requires the Bank, as a member of the Federal Reserve System, to obtain the prior approval of the Board of Governors for the declaration and payment of dividends if the total of all dividends declared by the Board of Directors of the Bank in any year will exceed the total of (a) the Bank's net profits (as defined and interpreted by regulation) for that year; plus (b) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition the Bank may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). Dividends may also be restricted if such payment would be deemed unsafe or unsound or if after such payment the Bank would be included in one of the 'Undercapitalized" categories for capital adequacy purposes pursuant to the FDICIA. Additionally, while the Board of Governors has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Board of Governors might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

      Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $4,300,000 as of December 31, 1995.

       The Company declared a cash dividend in the amount of $.10 per share of its common stock payable to shareholders of record on December 31, 1995. Previously the Company declared cash dividends of $0.10 per share of its common stock payable to shareholders of record on March 31, June 30 and September 30, 1995. Prior to consummation of the reorganization whereby the Bank became a wholly-owned subsidiary of the Company, the Bank declared dividends of $.075 per Bank common share payable to shareholders of record on March 31, June 30 and September 30, 1994, and December 31, 1994. The Company currently intends to pay cash dividends in the future subject to the limitations described above and other factors considered by the Board of Directors at the time including the earnings of the Company and the Bank.

 Item 6.  SELECTED FINANCIAL DATA

      The following table presents certain consolidated financial information concerning the business of the Company and the Bank. This information should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and Management's Discussion and Analysis included in this report.


                                                                Years Ended December 31,
                                          ---------------------------------------------------------------------
(In thousands, except percentages
and per share data)                          1995           1994           1993           1992           1991
----------------------------------------------------------------------------------------------------------------

OPERATING RESULTS:
------------------
Interest income                         $  16,940       $ 12,440       $ 10,524       $ 10,310      $  11,511
Interest expense                            6,538          4,233          3,331          3,964          5,592
Net interest income                        10,402          8,207          7,193          6,346          5,919
Provision for possible
 loan losses                                  275            203            266            230            172
Non-interest income                           404            216            424            463            287
Non-interest expense                        5,996          5,787          4,936          4,511          4,271
Income before cumulative
 effect of changes in
 accounting principle                       2,721          1,201          1,480          1,324          1,080
Net income                                  2,721          1,201          1,563          1,382          1,080

BALANCE SHEET (END OF PERIOD):
------------------------------
Total assets                           $  218,735      $ 178,470      $ 166,002      $ 152,642      $ 140,499
Net loans                                 123,886        107,128        100,324         99,586         90,844
Deposits                                  195,695        159,572        147,560        135,560        124,349
Shareholders' equity                       21,440         18,003         17,840         16,445         15,280

FINANCIAL RATIOS:
-----------------
Allowance for possible loan
 losses to total loans                      1.37%          1.31%          1.38%          1.34%          1.23%
Return on average assets                    1.33%          0.67%          0.99%          0.96%          0.85%
Return on average equity                   13.80%          6.80%          9.22%          8.87%          7.45%

PER SHARE:
----------
Income before cumulative
 effect of changes in
 accounting principle                     $  1.70        $  0.78        $  0.99        $  0.90        $  0.73
Net income                                   1.70           0.78           1.04           0.94           0.73
Dividends declared                            .40           0.22           0.16           0.12           0.06
Book value                                  13.64          11.82          12.28          11.36          10.55
Average shares outstanding (000)            1,540          1,498          1,452          1,448          1,448

----------------------------------------------------------------------------------------------------------------


(a) (1) DISTRIBUTION OF ASSETS, LIABILITIES AND EQUITY. INTEREST RATES AND INTEREST DIFFERENTIAL

         Table I in Management's Discussion and Analysis included in this report sets forth the Company's average balance sheets (based on daily averages) and an analysis of interest rates and the interest rate differential for each of the three years in the period ended
         December 31, 1995 and is hereby incorporated by reference.

     (2) VOLUME/RATE ANALYSIS

         Table II in Managements Discussion and Analysis included in this report sets forth information as to the impact of changes in average rates and average balances on interest- earning assets and interest-bearing liabilities for the period from December 31, 1994 to December 31, 1995 and December 31, 1993 to December 31, 1994 and was hereby incorporated by reference.

(b) INVESTMENT PORTFOLIO

    (1) The book value of investments as of December 31, 1995 and 1994 is contained in footnote 4 of the financial statements and December 31, 1993 was set forth as follows:


BOOK VALUE OF INVESTMENTS
December 31, 1993                                           Amortized Cost
--------------------------------------------------------------------------------
 U.S. Government and agency obligations                       $ 11,050,000
 State and political subdivision (tax exempt)                    5,466,000
 U.S. Government and agency mutual funds                        21,588,000
 Federal Reserve Bank stock                                        394,000
--------------------------------------------------------------------------------
   Total investments                                          $ 38,498,000

  (2) The book value, maturities and weighted average yields of investment securities as of December 31, 1995 was set forth as follows:

BOOK VALUE OF INVESTMENTS, MATURITIES AND WEIGHTED AVERAGE YIELDS

                                                 Amortized         Weighted
  December 31, 1995                                Cost         Average Yield
--------------------------------------------------------------------------------
Due in 1 year                                   $ 9,487,000          6.153%
Due after 1 year through 5 years                 17,724,000          6.625
Due After 5 years through 10 years                8,944,000          7.913
Due after 1O years                                3,058,000          -
--------------------------------------------------------------------------------
    Total Investments                           $39,312,000          6.535%


    (3) As of December 31, 1995, the Company held an investment in the Overland Express Variable Rate Government Fund, having an aggregate book value and market value of $13,589,000. This mutual fund is invested in U.S. government guaranteed adjustable rate residential mortgages.

(c) LOAN PORTFOLIO

    (1) Table IV in Management Discussion and Analysis included in this report sets forth the composition of the loan portfolio at December 31, 1995, 1994, 1993, 1992 and 1991.

     (2) The following table sets forth the maturity distribution of the loan portfolio as of December 31, 1995.

MATURITY DISTRIBUTION OF LOAN PORTFOLIO
--------------------------------------------------------------------------------
                                          Over one        Over
                               One year   year through    five
(In thousands)                 or less    five years      years      Total
--------------------------------------------------------------------------------
Commercial                    $  71,666     $ 3,139       $ 316    $ 75,121
Real Estate - construction        6,976          -           -        6,976
Real Estate - other              41,605       1,043         374      43,022
--------------------------------------------------------------------------------

Total loans                   $ 120,247     $ 4,182       $ 690   $ 125,119
--------------------------------------------------------------------------------


Loans maturing beyond one year include approximately $4,872,000 in fixed-rate loans.

    (3)  NONPERFORMING LOANS

         The Company's current policy was to cease accruing interest when a loan becomes 90 days past due as to principal or interest, when the full timely collection of interest or principal becomes uncertain, or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan was placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection and the borrower has performed in accordance with the contract terms for a reasonable period of time.

         Management was not aware of any loans, which were accruing and current as of December 31, 1995, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. There were no restructured loans or restructured debt as defined by SFAS 115 at year end. There are no concentration of loans other than those set forth in Table IV of Managements Discussion and Analysis.

(d) SUMMARY OF LOAN LOSS EXPERIENCE

    (1)  An analysis of the allowance for possible loan losses follows:

----------------------------------------------------------------------------------------------------------------

                                                                Year Ended December 31,
                                         ----------------------------------------------------------------------
(In thousands, except percentages)          1995           1994           1993           1992           1991
----------------------------------------------------------------------------------------------------------------
Balance, beginning of year              $  1,426       $  1,410        $ 1,351       $  1,135       $  1,035
----------------------------------------------------------------------------------------------------------------

Loans charged-off:
 Commercial                                    0            (50)          (195)           (19)             0
 Real estate-other                            (7)          (185)           (50)             0              0
----------------------------------------------------------------------------------------------------------------

    Total                                     (7)          (235)          (245)           (19)             0
----------------------------------------------------------------------------------------------------------------

Loan recoveries:
 Commercial                                   22              0             28             (5)             0
 Real estate-other                             0             48             10              0              0
----------------------------------------------------------------------------------------------------------------

    Total                                     22             48             38              5              0
----------------------------------------------------------------------------------------------------------------

Net loans charged-off                        (15)           187            207             14              0
Provision for possible loan losses           275            203            266            230            100
Balance, end of year                    $  1,716       $  1,426          1,410          1,351          1,135
----------------------------------------------------------------------------------------------------------------

Average loans outstanding              $ 113,985      $ 102,862       $ 99,174       $ 93,198      $  99,492
Ratio of net loans charged off to
 average loans outstanding                  0.01%          0.18%           .21%           .02%           .00%
----------------------------------------------------------------------------------------------------------------


Factors used in determination of the allowance for possible loan losses are discussed in greater detail in the "Risk Elements" section of Management's Discussion and Analysis included in this report.

    (2) In evaluating the adequacy of the allowance for possible loan losses, the Company attempts to allocate the allowance to specific categories of loans. Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness which does not exist in that the allowance was utilized as a single unallocated allowance available for all loans. Further, management believes that the breakdown of historical losses in the preceding table was a reasonable representation of management's expectation of potential losses in the next full year of operation. However, the allowance for loan losses should not be interpreted as an indication that charge-offs will occur or as an indication of future charge-off trends.

(e) DEPOSITS

    (1) Table I in Management's Discussion and Analysis included in this report sets forth the distribution of average deposits for the years ended December 31, 1995, 1994 and 1993, and was hereby incorporated by reference.

    (2) The maturities of time certificates of deposit of $100,000 or more at December 31, 1995 are summarized as follows:


MATURITIES OF TIME CERTIFICATES, $100,000 AND OVER
--------------------------------------------------------------------------------

                                                            Year Ended
(In thousands)                                            December 31. 1995
                                                          -----------------
3 months or less                                            $  26,411
Over 3 months through 6 months                                  6,566
Over 6 months through 12 months                                 2,338
Over 12 months                                                  1,367
--------------------------------------------------------------------------------

  Total                                                     $  36,682

--------------------------------------------------------------------------------


(f) RETURN ON EQUITY AND ASSETS

    (1) The following table sets forth the ratios of net income to average assets and average shareholders' equity, and average shareholders' equity to average assets. Also indicated was the Company's dividend payout ratio.


RETURN ON EQUITY AND ASSETS
------------------------------------------------------------------------------------------------


                                                              Year Ended December 31
                                                       ----------------------------------
                                                       1995           1994           1993
                                                       ----           ----           ----
Return on average assets                               1.33%          0.67%          0.99%
Return on average shareholders' equity                13.80%          6.80%          9.22%
Average shareholders' equity to average assets         9.63%          9.89%         10.73%
Dividend payout ratio                                 23.00%         27.89%         14.59%


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ORGANIZATION

  Mid-Peninsula Bancorp was a California corporation organized in 1984 under the name San Mateo County Bancorp ("San Mateo") to act as the bank holding company of San Mateo County National Bank which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1994, WestCal was merged with and into Mid-Peninsula Bank, a California state licensed bank organized in 1987 (the "Bank") in a transaction in which the Bank survived and became the wholly-owned subsidiary of San Mateo and San Mateo concurrently changed its name to Mid-Peninsula Bancorp (the "Company"). The transaction was accounted for on a pooling of interests basis. Other than holding the shares of the Bank, the Company conducts no other significant business activities, although it was authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Board of Governors"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

  The Bank engages in general commercial banking in northern Santa Clara County and in San Mateo County, offering traditional commercial banking services to the business and professional communities, with emphasis on private banking clients, small and mid-size businesses and professionals. To the extent possible, loans are written on a variable rate basis. Commercial, real estate and personal loans are offered and are tailored to the individual needs of the borrower. The Bank's marketing efforts focus on the local communities served for both loan and deposit generation. The Bank accepts noninterest-bearing and interest-bearing demand accounts, as well as traditional savings accounts and time certificates of deposit with competitively priced interest rates.

  The following analysis was designed to enhance the readers understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in the 1995 Annual Report to Shareholders. Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.


OVERVIEW

  The Company reported net income of $2,721,000 for the year ended December 31, 1995, representing an increase of $1,520,000 or 127% from 1994 net income of $1,201,000. Net income reported for 1994 represented a decrease of $362,000 or 23% from 1993 net income of $1,563,000. On a per common and common equivalent share basis, net income for 1995 was $1.70 compared to $.78 and $1.04 per share for the preceding two years. The increase in net income in 1995 was primarily due to a general increase in business matched by stringent cost controls. Net interest income increased significantly in 1995 over 1994 and in 1994 over 1993. Non-interest expenses, other than merger-related expenses in 1994, increased only moderately. Each of these factors was discussed in more detail later in this analysis.

  Common Shareholders' equity increased $3,437,000 during 1995 to $21,440,000. The Company reported a decrease of $694,000 in unrealized losses on securities available-for-sale, which was a component of shareholders' equity. The Company raised $640,000 in common equity as a result of stock options exercised and related tax benefits and paid $618,000 in cash dividends in 1995. Per share earnings have been adjusted to reflect the dilutive effect of common stock equivalents (stock options outstanding but not exercised) calculated on the treasury stock method.

EARNINGS SUMMARY

NET INTEREST INCOME

  Net interest income refers to the difference between the interest paid on deposits and borrowings and the interest earned on loans and investments. It was the largest component of the net earnings of a financial institution. The primary factors to consider in analyzing net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of noninterest-bearing liabilities and nonaccrual loans, and changes in market interest rates.

  Table I on the following page sets forth average balance sheet information, interest income and expense, average yields and rates, and the net interest income and interest margin for the years ended December 31, 1995, 1994 and 1993.

  Net interest income for 1995 was $10,402,000, an increase of 27% over net interest income of $8,207,000 in 1994. The increase in net interest income in 1995 primarily reflects an increase in both the volume of average earning assets and the rates earned on earning assets. Net interest income reported in 1994 represented an increase of $1,014,000 or 14% over $7,193,000 in 1993.

  Total interest income in 1995 was $16,940,000 compared to $12,440,000 and $10,524,000 in 1994 and 1993, respectively. The increase in 1995 reflects the general increase in business in 1995 vs. 1994. A majority of the Bank's loans float with the Bank's base rate which was, on average, 8.83%, 7.14% and 6.00% in 1995, 1994 and 1993, respectively. The increase in total interest income of $4,500,000 in 1995 over 1994 and $1,916,000 in 1994 over 1993 was also attributable to an increase in the volume of earning assets and higher, relatively stable rates in both periods. Average earning assets increased $26,696,000 or 16% in 1995 and increased $19,387,000 or 13% in 1994.

  The increase in interest income was offset by an increase in interest expense of $2,305,000 or 54% in 1995 over 1994. Interest expense increased $902,000 or 27% in 1994 over 1993. During 1995, the average rate paid on interest-bearing deposits was 4.20% compared to 3.13% in 1994 and 2.77% in 1993.

TABLE I-COMPONENTS OF NET INTEREST INCOME
--------------------------------------------------------------------------------


                                        1995                                1994                                1993
                           -------------------------------    -------------------------------    ---------------------------------
(in thousands,             Average                Average     Average                Average     Average                 Average
except percentages)        Balance    Interest       Rate     Balance    Interest       Rate     Balance    Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning:
  Loans (1)               $113,985     $12,239      10.74%   $102,862     $ 9,504       9.24%   $ 99,174     $ 8,492        8.56%
  Investment
  securities:
  Taxable                   44,335       2,667       6.02      38,800       1,824       4.70      25,142       1,234        4.91
  Non-taxable (2)            7,397         688       9.30       5,522         480       8.69       4,760         431        9.05
  Federal funds sold
  and other                 27,320       1,580       5.78      19,157         795       4.15      17,878         514        2.88
----------------------------------------------------------------------------------------------------------------------------------

Total earning
 assets                    193,037      17,174       8.90%    166,341      12,603       7.58%    146,954      10,671        7.26%
----------------------------------------------------------------------------------------------------------------------------------

Cash and due
 from banks                  7,938                               9,923                             9,402
Premises and
 equipment, net                930                                 773                               809
Other assets                 2,940                               1,602                               869
----------------------------------------------------------------------------------------------------------------------------------

Total assets              $204,845                            $178,639                          $158,034
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing:
  Demand                  $ 10,668     $   205       1.92%   $ 10,583     $   214       2.02%   $  8,492     $   164        1.93%
  Savings and
   money market            100,570       4,132       4.11      90,688       2,828       3.12      79,310       2,129        2.68
  Time deposits
    more than 100M          36,798       1,823       4.95      26,510         915       3.45      23,967         770        3.21
  Timed deposits
    less than l00M           7,457         378       5.07       7,273         276       3.79       8,315         268        3.22
----------------------------------------------------------------------------------------------------------------------------------

Total interest-
 bearing liabilities       155,493       6,538       4.20%    135,054       4,233       3.13%    120,084       3,331        2.77
----------------------------------------------------------------------------------------------------------------------------------

Non-interest
  bearing demand            28,438                             24,816                             20,380

Other liabilities            1,192                              1,105                                612

Shareholders' equity        19,722                             17,664                             16,958
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and
  shareholders'
  equity                  $204,845                           $178,639                           $158,034

----------------------------------------------------------------------------------------------------------------------------------

Net interest spread                                  4.70%                              4.44%                               4.49%
Net interest income
  and interest margin (3)              $10,636       5.51%                $ 8,370       5.03%                $ 7,340        4.99%
----------------------------------------------------------------------------------------------------------------------------------


1. Loan interest includes loan fees of $541,000, $566,000 and $670,000 in 1995, 1994 and 1993, respectively.
2. Tax exempt interest income includes $234,000, $163,000 and $147,000 in 1995, 1994 and 1993, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
3. Net interest margin is computed by dividing net interest income by total average earning assets as adjusted for any non accrual loans.

    Table II below sets forth an analysis of changes in net interest income due to changes in volume and rate. The variances attributed to simultaneous balance and rate changes have been reflected as rate variances.

TABLE II - ANALYSIS OF CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME
AND RATE CHANGE
--------------------------------------------------------------------------------


                                                        1995 - 1994                              1994 - 1993
                                                ----------------------------           ------------------------------

(in thousands)                                 Volume       Rate        Total         Volume        Rate        Total
----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN INTEREST INCOME:
Loans (1)/(2)                                  $1,028      $1,707      $2,735         $  316       $  696      $1,012
Taxable investments                               260         583         843            670          (82)        588
Non-taxable investments (3)                       163          45         208             69          (20)         49
Federal funds sold and other                      339         446         785             37          246         283
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in interest
  income                                        1,790       2,781       4,571          1,092          840       1,932

INCREASE (DECREASE) IN INTEREST EXPENSE:
Interest bearing demand                             2         (11)         (9)            40           10          50
Savings and money markets                         308         996       1,304            305          394         699
Time certificates, $100,000 and over              355         553         908             82           63         145
Other time deposits                                 7          95         102            (34)          42           8
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in interest
  expense                                         672       1,633       2,305            393          509         902
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest
  income                                       $1,118      $1,148      $2,266         $  699       $  331      $1,030
----------------------------------------------------------------------------------------------------------------------------------


     (1) Average balance of nonaccruing loans is immaterial as a percentage of total loans and, as such, has been included in loans.

    (2)  Loan fees of $541,000, $566,000 and $670,000 for 1995, 1994 and
         1993, respectively, have been included in the interest income computation.

    (3) Tax exempt interest income includes $234,000, $163,000 and $147,000 in 1995, 1994 and 1993, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.


NON-INTEREST INCOME

         The Company's non-interest income is primarily derived from fees earned by the Bank for deposit-related services, letters of credit and escrow fees, safe-deposit box rentals and other miscellaneous fees. Service charges and other fees declined $52,000 or 12% to $380,000 in 1995 over 1994. Such fees were $432,000 in 1994 and $338,000 in 1993. The decrease in 1995 was primarily due to a reduction in the number of accounts serviced. Correspondingly, non-service charge income was $137,000 in 1995, over $50,000 in 1994 and $14,000 in 1993. This component of non-interest income includes the income derived from the insurance policies purchased for the executive officer salary continuation program. Such income was $94,000 in 1995 and was not in place in 1994 or 1993.

         The Bank had investment losses of $113,000 on the sale of available-for-sale securities in 1995. In 1994, these losses were $266,000, while in 1993 there was a gain of $72,000 on the sale of investments held for sale.

         The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in 1994. San Mateo and WestCal adopted the statement in 1993. This statement requires the Company to classify debt and equity securities, which include substantially all of the Company's investment portfolio, into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments may be classified as either trading securities, which are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of the unrealized holding gain or loss in results of operations, or as available-for-sale securities, which are all other securities and are carried at market value with a corresponding recognition of the unrealized holding gain or loss as a net amount in a separate component of shareholders' equity until realized. As of December 31, 1995, the Company held investments with a book and market value of $58,533,000 as available-for-sale securities. The Company held investments with a carrying value of $857,000 and a market value of $838,000 in the held-to-maturity portfolio. The Company does not have a trading portfolio.


NON-INTEREST EXPENSE

         Non-interest expense reflects the costs of personnel, occupancy, systems, regulatory expenses, products and services for the Company. The major components of non-interest expense stated in dollars and as a percent of average earning assets are as set forth below.

TABLE III - NON-INTEREST EXPENSE
-------------------------------------------------------------------------------


(In thousands, except percentages)           1995                    1994                    1993
----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits      $  3,442       1.78%    $  2,781       1.67%    $  2,570       1.75%
Occupancy and equipment                  992        .51          866       0.52          912       0.62
Merger-related expense                     -          -          608       0.37            -          -
Regulatory expense                       207        .11          373       0.22          335       0.23
Professional services                    287        .15          265       0.16          221       0.15
Data processing expense                  118        .06          245       0.15          165       0.11
Marketing                                318        .16          178       0.11          185       0.13
Other expense                            632        .33          471       0.28          548       0.37
----------------------------------------------------------------------------------------------------------------------------------

 Total                              $  5,996       3.11%    $  5,787       3.48%    $  4,936       3.36%
----------------------------------------------------------------------------------------------------------------------------------

Average earning assets              $193,037                $166,341                $146,954
----------------------------------------------------------------------------------------------------------------------------------



       Non-interest expense increased $209,000 or 4% to $5,996,000 in 1995 over 1994 and increased $851,000 or 17% to $5,787,000 in 1994 over 1993. As a percentage of average earning assets, non-interest expense was 3.11% in 1995 compared to 3.48% in 1994 and 3.36% in 1993.

       The $209,000 increase in expenses in 1995 was primarily due to the increase in staff required by the growth of the Company. The $851,000 increase in expenses in 1994 was due, in large part, to merger-related costs of $608,000. These costs were primarily comprised of legal, accounting and investment banking fees incurred by WestCal and legal and accounting fees incurred by the Bank in completing the merger.

       Salaries and employee benefits increased $661,000 or 24% to $3,442,000 in 1995 over 1994 and increased $211,000 or 8% to $2,781,000 in 1994 over 1993.
The increase in 1995 and 1994 was primarily due to the increase in staff required to service the growth in earning assets. As a percent of average earning assets, salaries and benefits were 1.78% in 1995, 1.67% in 1994 and 1.75% in 1993.

       Occupancy and equipment expenses increased $126,000 in 1995 compared to a decrease of $46,000 in 1994. The decrease in 1994 is attributable to an increase in rental income received on space held for expansion in the Palo Alto office. The 1995 increase in cost was due to a decrease in rental income as the Bank grew into the space acquired in 1992.

       Regulatory expenses decreased $166,000 in 1995 and increased $38,000 in 1994. These expenses are primarily assessment costs for FDIC insurance and the decrease in 1995 was a result of a reduction in assessment rates, while the increase 1994 was attributable to an increase in deposit balances that are the basis for the assessment.

       Professional service fees increased $22,000 in 1995 over 1994 and increased $44,000 in 1994 over 1993. The increase in 1995 was a result of the growth in the Company while the increase in 1994 was primarily due to increases in legal and accounting fees attendant to the merger.

       Data processing expenses decreased $127,000 in 1995 to $118,000 compared to an $80,000 increase in 1994. The reduction in expense is due to the elimination of outside processor expense related to the WestCal National Bank operation.

       Marketing expense increased $140,000 to $318,000 in 1995 compared to a modest decline of $7,000 in the previous year. The additional expense is due to advertising and marketing in a larger service area following the merger.

       Other expenses, including the expenses of O.R.E.O., increased $161,000 in 1995 over 1994 and decreased $77,000 in 1994 over 1993. The 1995 increase was due to the expansion of business and related market penetration while the decline in 1994 was attributable to a reduction in expenses related to carrying other real estate owned.

       The Company's effective income tax rate was 40.00% in 1995, 50.60% in 1994 and 38.70% in 1993. The higher effective tax rate of the Company in 1994 was due to non-deductible merger expenses and an investment loss on securities which was not deductible for income tax purposes.

BALANCE SHEET ANALYSIS

       Total assets of the Company as of December 31, 1995 were $218,735,000 compared to $178,470,000 in 1994 and $166,002,000 in 1993, representing increases of 23% and 8%, respectively. Based on average balances, total assets of $204,845,000 in 1995 represent an increase of 15% over 1994. Average total assets of $178,639,000 in 1994 represent an increase of 13% over 1993 average total assets of $158,034,000.


EARNING ASSETS

LOAN PORTFOLIO - The following table summarizes the composition of the loan portfolio for the past five years.

TABLE IV - ANALYSIS OF LOANS OUTSTANDING BY TYPE
--------------------------------------------------------------------------------


(In thousands)                         1995        1994        1993        1992        1991
----------------------------------------------------------------------------------------------------
Commercial                         $ 92,971    $ 76,528    $ 67,974    $ 57,038    $ 54,094
Real estate:
    Construction                      8,783       4,608       4,652      10,266      13,438
    Other                            24,296      27,835      29,554      33,959      24,735
----------------------------------------------------------------------------------------------------

Total Loans                         126,050     108,971     102,180     101,263      92,267

Deferred loan fees                     (448)       (417)       (446)       (326)       (288)
Allowance for possible
    loan losses                      (1,716)     (1,426)     (1,410)     (1,351)     (1,135)
----------------------------------------------------------------------------------------------------

Net Loans                          $123,886    $107,128    $100,324    $ 99,586    $ 90,844
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


       Average net loans of $113,985,000 in 1995 increased 11% over the 1994 average of $102,862,000. Average net loans in 1994 represented an increase of 4% from $99,174,000 in 1993. Average net loans comprised 59% of average earning assets in 1995 compared to 62% and 67% in 1994 and 1993, respectively.

       Net loans outstanding as of December 31, 1995 were $123,886,000, representing an increase over 1994 of $16,758,000 or 16%. The increase in loan balances as of December 31, 1995 compared to 1994 was primarily an increase in both commercial loans and construction real estate loans offset by a decline in other real estate loans. As of December 31, 1994, net loans outstanding were $107,128,000, an increase of 7% over $100,324,000 at December 31, 1993.

       During 1995, the Bank experienced growth in commercial loans to businesses and professionals. Such loans consist of credit facilities for operating needs, loans for equipment purchases and working capital and various other business purposes. Real estate loans declined during the year, reflecting the continued softness in the real estate markets in Santa Clara and San Mateo counties.

RISK ELEMENTS

       The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio. Additionally, management believes its ability to manage portfolio credit risk is enhanced by lending personnel's knowledge of the Bank's service area. Each Bank office is staffed with employees who live in the communities served by the office, and virtually all of the directors of the Company are active members of the communities served by the Bank. Further, senior management and the Board of Directors of the Company and the Bank have experienced minimal turnover since inception of the Company and the Bank in 1984.

       Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will not occur under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area; 2) maintaining a thorough understanding of borrowers' knowledge and capacity in their fields of expertise; 3) basing real estate construction loan approvals not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by Bank construction lending officers.

NONACCRUAL LOANS, LOANS PAST DUE 90 DAYS AND OREO

       Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. As of December 31, 1995, the Company and Bank had no nonaccrual loans compared to $424,000 or 0.4% and $182,000 or 0.2% of total loans as of December 31, 1994 and December 31, 1993, respectively.

       There were no loans past due 90 days and still accruing interest as of December 31, 1995, 1994 or 1993.

       There was no other real estate owned as of December 31, 1995, 1994 or 1993.


PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

       The provision for possible loan losses is based upon management's evaluation of the adequacy of the existing allowance for possible loan losses. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs. The allowance for possible loan losses totaled $1,716,000 or 1.37% of total loans as of December 31, 1995, compared to $1,426,000 or 1.31% as of December 31, 1994 and $1,410,000 or 1.39% as of December 31, 1993. It is the policy of management to maintain the allowance for possible loan losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty. An analysis of the activity in the Bank's allowance for loan losses is presented in Item 6, Selected Financial Data.


FUNDING SOURCES

       Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively more stable, long-term deposit relationships thereby enhancing steady growth of our deposit base without major fluctuations in overall deposit balances. The Bank has never purchased funds through deposit brokers. Table V presents the composition of the deposit mix for the five years ended December 31, 1995.

TABLE V - COMPOSITION OF DEPOSITS (in thousands)
--------------------------------------------------------------------------------


December 31,                                 1995        1994        1993        1992        1991
----------------------------------------------------------------------------------------------------

Demand, noninterest-bearing              $ 37,077    $ 27,137    $ 25,146    $ 21,034    $ 13,937
Demand, interest-bearing                   11,926      10,023       9,878       7,714       7,055
Savings and other time                    110,010      93,478      88,667      82,699      71,712
Time certificates, $100M and over          36,682      28,934      23,869      24,113      31,745
----------------------------------------------------------------------------------------------------

Total deposits                           $195,695    $159,572    $147,560    $135,560    $124,349

----------------------------------------------------------------------------------------------------


        Deposits increased $36,123,000 or 23% to $195,695,000 as of December 31, 1995 compared to an increase of $12,012,000 or 8% as of December 31, 1994 over 1993. Average total deposits in 1995 of $183,931,000 showed an increase of $24,061,000 or 15% over 1994. Interest-bearing demand and savings and other time deposits increased 10%, on average, and time deposits over $100,000 increased 31% during 1995. This change in the composition of deposit funding reflects a shift toward the higher rate certificate of deposit accounts, as interest rates declined in the second half of 1995.

       Average non-interest bearing demand deposits increased 15% to $28,438,000 in 1995 compared to an increase of 22% to $24,816,000 in 1994 over
1993.

LIQUIDITY AND INTEREST RATE SENSITIVITY

LIQUIDITY

       Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains lines of credit with its correspondent banks for up to $19,000,000 available on a short-term basis.

       Commitments to fund loans and outstanding standby letters of credit as of December 31, 1995 were approximately $48,831,000 and $6,816,000, respectively. Such loans relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

       The Bank manages its liquidity by maintaining a majority of its investment portfolio in federal funds sold and other liquid investments. Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, federal funds sold, and available-for-sale unpledged investment securities, compared to total deposits. As of December 31, 1995, this ratio was 40.90% compared to 32.70% as of December 31, 1994. Another key liquidity ratio is the ratio of loans to deposits, which was 64.18% as of December 31, 1995 and 68.03% as of December 31, 1994.


INTEREST RATE SENSITIVITY

       The Company defines interest rate sensitivity as the measure of the relationship between market interest rates and net interest income due to repricing characteristics of assets, liabilities and off-balance sheet instruments. Generally, if assets and liabilities do not reprice at the same time and in equal volumes, the potential for exposure to interest rate fluctuations exists. In order to maximize the net yield on earning assets and maintain the interest rate spread during periods of fluctuating interest rates, management monitors the repricing period of interest earning assets as compared with interest bearing liabilities. The difference between the amount of assets and liabilities that reprice in any given time period is referred to as the interest rate sensitivity gap. While the Company attempts to manage its exposure to interest rate sensitivity, due to its size and direct competition from the major banks, it must offer products which are competitive in the market place, even if they are less than optimum with respect to the Bank's interest rate exposure.

       The following table sets forth the distribution of repricing opportunities of the Bank's earning assets and interest-bearing liabilities as of December 31, 1995, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate gap, the interest rate gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate gap ratio. The table sets forth the time periods during which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such periods and at different rates.

TABLE VI - INTEREST RATE SENSITIVITY (in the thousands, except ratios)
--------------------------------------------------------------------------------


                                               Next day  After three
                                               through     months        One year      After
Assets and liabilities                          three      through       through       five
which mature or reprice      Immediately       months      one year     five years     years       Total
---------------------------------------------------------------------------------------------------------

Federal funds sold             $ 15,700             -            -              -           -    $ 15,700
Investment securities                 0      $ 17,527      $ 7,522        $22,021     $12,750      59,820
Loans                           112,999         1,705        5,542          4,182         691     125,119
---------------------------------------------------------------------------------------------------------

Total earning assets            128,699        19,232       13,064         26,203      13,441     200,639
---------------------------------------------------------------------------------------------------------

Demand, money market
  and savings                   115,001             -            -              -           -     115,001
Time deposits                         -        30,550       12,703          1,315           -      44,568
---------------------------------------------------------------------------------------------------------

Total interest-bearing
  liabilities                   115,001        30,550       12,703          1,315           -     159,569
---------------------------------------------------------------------------------------------------------

Interest rate gap              $ 13,698      $(11,318)     $   361        $24,888     $13,441    $ 41,070
---------------------------------------------------------------------------------------------------------

Cumulative interest rate
  gap                          $ 13,698      $  2,380      $ 2,741        $27,629     $41,070
---------------------------------------------------------------------------------------------------------

Interest rate gap ratio            1.12x        (0.63)x       1.03x         19.93x          -
---------------------------------------------------------------------------------------------------------

Cumulative interest
rate gap ratio                    1.12x          1.02x        1.02x          1.17x       1.26x

---------------------------------------------------------------------------------------------------------


        As of December 31, 1995, the Company was considered to be mildly asset sensitive; measured at the one year mark, that is, its assets reprice more quickly than do its liabilities, primarily as a result of the significant amount of variable rate loans and the repricing characteristics of its deposit accounts. Management has historically maintained a cumulative positive interest rate sensitivity gap. This historical position provides a hedge against rising interest rates, but has a detrimental effect during times of interest rate declines.

CAPITAL RESOURCES

       The Company's total shareholders' equity was $21,440,000 as of December 31, 1995 compared to $18,003,000 as of December 31, 1994 and $17,840,000 as of
December 31, 1993.

       The Company is subject to regulations issued by the Board of Governors which require that it maintain a certain level of capital. These regulations impose two capital standards: a risk-based capital standard and a leverage capital standard. See Item 1, "Supervision and Regulation."

       Under the Board of Governors' risk-based capital guidelines, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which has an assigned risk weight. Capital ratios are calculated by dividing the institution's qualifying capital by its period-end risk-weighted assets. The applicable regulations establish two categories of qualifying capital: Tier 1 capital (defined to include common shareholders' equity and noncumulative perpetual preferred stock) and Tier 2 capital (defined to include limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for loan and lease losses). Each institution is required to maintain a risk-based capital ratio (including Tier 1 and Tier 2 capital) of 8%, of which at least half must be Tier 1 capital.

       Under the Board of Governors' leverage capital standard an institution is required to maintain a minimum ratio of Tier 1 capital to the sum of its quarterly average total assets and quarterly average reserve for loan losses, less intangibles not included in Tier 1 capital. Period-end assets may be used in place of quarterly average total assets on a case-by-case basis. A minimum leverage ratio of 3% is required for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions and which are not experiencing or anticipating significant growth. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum.

       The table below summarizes the various capital ratios for the Company as of December 31,1995 and 1994.

TABLE VII - RISK-BASED CAPITAL (in thousands, except ratios)
--------------------------------------------------------------------------------


                              December 31, 1995             December 31, 1994
                           -----------------------       -----------------------

RATIOS                      Amount          Ratio         Amount          Ratio
--------------------------------------------------------------------------------
Tier 1 Capital            $ 21,440         14.36%       $ 18,003         15.20%
Tier 1 Capital minimum
  requirement             $  5,971          4.00%       $  4,786          4.00%
--------------------------------------------------------------------------------
Total Capital             $ 23,156         15.51%       $ 19,429         16.40%
Total Capital minimum
  requirement             $ 11,944          8.00%       $  9,477          8.00%
--------------------------------------------------------------------------------
Total risk-adjusted
  assets                  $149,296                      $119,644
--------------------------------------------------------------------------------

LEVERAGE RATIO

Tier 1 Capital to
  adjusted total assets   $ 21,440          9.76%       $ 18,003         10.51%
--------------------------------------------------------------------------------
Quarterly average
  total assets            $219,783                      $171,267
--------------------------------------------------------------------------------


    The capital adequacy of the Company depends on a variety of factors, including interest rates, liquidity, market and operational risks. If, based on these factors, the Board of Governors determines that the capital of the Company is not adequate, the Board of Governors may require it to maintain capital in excess of the levels described above.

    ACCOUNTING PRONOUNCEMENT

    In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123 and such adoption had no effect on the Company's consolidated net earnings or cash flows. The provisions of SFAS No. 123 became effective January 1, 1996.

INFLATION

    The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because a financial institution's assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on the ability of its customers to repay loans, or its impact on market rates of interest, and thus the ability of the Company to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings. Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincides with changes in the Consumer Price Index, which is one of the indicators used to measure the rate of inflation. Adjustments in interest rates may be delayed because of the possible imposition of regulatory restraints. In addition to its effects on interest rates, inflation directly affects the Company by increasing its operating expenses. Inflation has not had a material impact on the Company for the three years ended December 31, 1995, 1994 and 1993.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Independent Auditors' Reports                                                 44

Consolidated Balance Sheets, December 31, 1995 and 1994                       45

Consolidated Statements of Operations for the three years
 ended December 31, 1995, 1994 and 1993                                       46

Consolidated Statements of Changes in Shareholders' Equity for
 the three years ended December 31, 1995, 1994 and 1993                       47

Consolidated Statements of Cash Flows for the three years
 ended December 31, 1995, 1994 and 1993                                       48

Notes to Consolidated Financial Statements                                    49

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.


                         MID-PENINSULA BANCORP AND SUBSIDIARY

                          Consolidated Financial Statements

                          December 31, 1995, 1994, and 1993

                     (With Independent Auditors' Report Thereon)

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mid-Peninsula Bancorp:

We have audited the accompanying consolidated balance sheets of Mid-Peninsula Bancorp and subsidiary (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1993 consolidated financial statements of San Mateo County Bancorp, a company acquired by the Company in a business combination accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements, which statements reflect total interest income constituting 23% in the year ended December 31, 1993, of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for San Mateo County Bancorp, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Peninsula Bancorp and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, San Mateo County Bancorp adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, in 1993. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company and San Mateo County Bancorp also adopted the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, in 1994 and 1993, respectively.

                                         KPMG Peat Marwick LLP
San Francisco, California
January 22, 1996

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                             Consolidated Balance Sheets

                              December 31, 1995 and 1994



                           Assets                                         1995          1994
                           ------                                         ----          ----
Cash and due from banks (Note 3)                                  $  13,304,000      6,996,000
Federal funds sold                                                   15,700,000     28,200,000
                                                                   ------------    -----------

               Cash and cash equivalents                             29,004,000     35,196,000

Investment securities (Note 4):
   Available for sale, at fair value                                 58,533,000     16,953,000
   Held to maturity, at amortized cost (fair value of
       $838,000 and $15,078,000 as of December 31,
       1995 and 1994, respectively)                                     857,000     15,710,000
Federal Reserve Bank stock                                              430,000        430,000

Loans (Notes 5 and 13)                                              125,602,000    108,554,000
Allowance for possible loan losses (Note 5)                          (1,716,000)    (1,426,000)
                                                                   ------------    -----------

               Loans, net                                           123,886,000    107,128,000

Premises and equipment, net (Note 6)                                    995,000        989,000
Accrued interest receivable and other assets (Notes 9 and 12)         5,030,000      2,064,000
                                                                   ------------    -----------

                                                                  $ 218,735,000    178,470,000
                                                                   ------------    -----------
                                                                   ------------    -----------

          Liabilities and Shareholders' Equity
          ------------------------------------

Deposits (Note 7)                                                 $ 195,695,000    159,572,000
Accrued expenses and other liabilities (Notes 9 and 12)               1,600,000        895,000
                                                                   ------------    -----------

               Total liabilities                                    197,295,000    160,467,000
                                                                   ------------    -----------

Shareholders' equity (Notes 4, 12, and 14):
   Preferred stock, no par value; 4,000,000 shares
       authorized and unissued                                             -              -
   Common stock, no par value; 6,000,000 shares
       authorized; 1,571,757 and 1,523,432 shares issued
       and outstanding in 1995 and 1994, respectively                15,425,000     14,785,000
   Unrealized losses on securities available-for-sale, net             (626,000)    (1,320,000)
   Retained earnings                                                  6,641,000      4,538,000
                                                                   ------------    -----------

               Total shareholders' equity                            21,440,000     18,003,000
                                                                   ------------    -----------

Commitments and contingencies (Notes 10 and 12)
                                                                  $ 218,735,000    178,470,000
                                                                   ------------    -----------
                                                                   ------------    -----------


See accompanying notes to consolidated financial statements.

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                        Consolidated Statements of Operations

                    Years ended December 31, 1995, 1994, and 1993


                                                                        1995           1994           1993
                                                                        ----           ----           ----
Interest income:
   Loans (including fees)                                          $ 12,239,000      9,504,000      8,492,000
   Investments (Note 4)                                               4,701,000      2,936,000      2,032,000
                                                                    -----------    -----------    -----------

               Total interest income                                 16,940,000     12,440,000     10,524,000
                                                                    -----------    -----------    -----------

Interest expense:
   Savings and other deposits                                         4,715,000      3,318,000      2,561,000
   Time certificates, $100,000 and over                               1,823,000        915,000        770,000
                                                                    -----------    -----------    -----------

               Total interest expense                                 6,538,000      4,233,000      3,331,000
                                                                    -----------    -----------    -----------

               Net interest income                                   10,402,000      8,207,000      7,193,000

Provision for possible loan losses (Note 5)                            (275,000)      (203,000)      (266,000)
                                                                    -----------    -----------    -----------

               Net interest income after provision for
                  possible loan losses                               10,127,000      8,004,000      6,927,000
                                                                    -----------    -----------    -----------

Noninterest income:
   Service charges and other fees                                       380,000        432,000        338,000
   Investment (losses) gains                                           (113,000)      (266,000)        72,000
   Other income                                                         137,000         50,000         14,000
                                                                    -----------    -----------    -----------

               Total noninterest income                                 404,000        216,000        424,000
                                                                    -----------    -----------    -----------

Noninterest expense:
   Salaries and employee benefits (Note 12)                           3,442,000      2,781,000      2,570,000
   Occupancy and equipment (Note 6)                                     992,000        866,000        912,000
   Merger-related expenses (Note 12)                                        -          608,000            -
   Expenses for other real estate owned                                  27,000         64,000        125,000
   Other  (Note 8)                                                    1,535,000      1,468,000      1,329,000
                                                                    -----------    -----------    -----------

               Total noninterest expense                              5,996,000      5,787,000      4,936,000
                                                                    -----------    -----------    -----------

               Income before income taxes and cumulative
                  effect of changes in accounting principle           4,535,000      2,433,000      2,415,000

Income taxes (Note 9)                                                 1,814,000      1,232,000        935,000
                                                                    -----------    -----------    -----------

               Income before cumulative effect of changes
                  in accounting principle                             2,721,000      1,201,000      1,480,000

Cumulative effect of changes in accounting principle                        -              -           83,000
                                                                    -----------    -----------    -----------

               Net income                                          $  2,721,000      1,201,000      1,563,000
                                                                    -----------    -----------    -----------
                                                                    -----------    -----------    -----------

Earnings per share from:
   Income before cumulative effect of changes in
       accounting principle per share                                  $   1.70            .78            .99
   Cumulative effect of changes in accounting
       principle per share                                                  -              -              .05
                                                                         ------          -----          -----

               Net income per common share                             $   1.70            .78           1.04
                                                                         ------          -----          -----
                                                                         ------          -----          -----


See accompanying notes to consolidated financial statements.

                         MID-PENINSULA BANCORP AND SUBSIDIARY

              Consolidated Statements of Changes in Shareholders' Equity

                    Years ended December 31, 1995, 1994, and 1993


                                                                                         Unrealized
                                                                          Unrealized      on losses
                                                    Common stock           loss on       securities                     Total
                                                    ------------          marketable     available-     Retained     shareholders'
                                              Shares           Amount     securities      for-sale      earnings       equity
                                              ------          -------    -----------     ----------     --------      ---------
Balances as of December 31, 1992             1,401,650     $ 13,525,000     (48,000)          -        2,968,000      16,445,000
  Options exercised                              7,023           60,000         -             -             -             60,000
  Stock dividends declared                      46,992          631,000         -             -         (631,000)           -
  Cash dividends declared ($0.16 per share)       -                -            -             -         (228,000)       (228,000)
  Net income                                      -                -            -             -        1,563,000       1,563,000
  Adoption of SFAS No. 115                        -                -         48,000       (48,000)          -               -
                                             ---------      -----------     -------     ---------      ---------      ----------

Balances as of December 31, 1993             1,455,665       14,216,000         -         (48,000)     3,672,000      17,840,000
  Options exercised                             67,937          571,000         -             -             -            571,000
  Cash dividends declared ($0.22 per share)       -                -            -             -         (335,000)       (335,000)
  Adoption of SFAS No. 115                        -                -            -      (1,272,000)          -         (1,272,000)
  Payment for fractional shares                   (170)          (2,000)        -             -             -             (2,000)
  Net income                                      -                -            -             -        1,201,000       1,201,000
                                             ---------      -----------     -------     ---------      ---------      ----------

Balances as of December 31, 1994             1,523,432       14,785,000         -      (1,320,000)     4,538,000      18,003,000
  Tax effect of stock exercises                   -             157,000         -             -             -            157,000
  Options exercised, net of 13,636 shares
     retired in connection with cashless
     exercises                                  48,325          483,000         -             -             -            483,000
  Cash dividends declared ($0.40 per share)       -                -            -             -         (618,000)       (618,000)
  Change in unrealized losses on securities
     available-for-sale, net                      -                -            -         694,000           -            694,000
  Net income                                      -                -            -             -        2,721,000       2,721,000
                                             ---------     ------------     -------     ---------      ---------      ----------
Balances as of December 31, 1995             1,571,757     $ 15,425,000         -        (626,000)     6,641,000      21,440,000
                                             ---------     ------------     -------     ---------      ---------      ----------
                                             ---------     ------------     -------     ---------      ---------      ----------



See accompanying notes to consolidated financial statements.

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                    Years ended December 31, 1995, 1994, and 1993


                                                                                   1995             1994             1993

                                                                                   ----             ----             ----
Cash flows from operating activities:
   Net income                                                                 $  2,721,000        1,201,000         1,563,000
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Loss (gain) realized on investment
              securities (Note 4)                                                  113,000          266,000          (72,000)
           Provision for possible loan losses                                      275,000          203,000          266,000
           Depreciation and amortization                                           319,000          287,000          315,000
           Cumulative effect of accounting changes                                    -                -             (83,000)
           Decrease  (increase)  in  interest   receivable
              and other assets                                                     132,000       (1,887,000)        (208,000)
           Increase (decrease) in deferred loan fees                                31,000          (29,000)         120,000
           Increase in deferred tax benefit                                       (190,000)         (53,000)        (136,000)
           Increase (decrease) in interest payable and
             other liabilities                                                     705,000          293,000          (38,000)
                                                                                -----------      -----------      -----------
              Net cash provided by operating
                 activities                                                      4,106,000          281,000        1,727,000
                                                                                -----------      -----------      -----------
Cash flows from investing activities:
   Net increase in short-term investments (Note 4)                                    -                -          (4,340,000)
   Net decrease in interest earning deposits in other
       financial institutions                                                         -              99,000          670,000
   Net (increase) decrease in loans                                            (17,064,000)      (6,306,000)         806,000
   Purchases of investment securities (Note 4)                                 (40,321,000)      (4,454,000)     (19,655,000)
   Sales of investment securities (Note 4)                                            -           6,734,000       11,685,000
   Maturities of investment securities (Note 4)                                 13,481,000        1,575,000        1,634,000
   Additional investment in other real estate owned                               (476,000)        (485,000)      (1,534,000)
   Proceeds from sale of other real estate owned                                   679,000        1,157,000          467,000
   Purchase of Federal Reserve Bank stock                                             -             (36,000)         (18,000)
   Purchase of life insurance policies                                          (2,260,000)            -                -
   Capital expenditures                                                           (325,000)        (484,000)        (132,000)
                                                                                -----------      -----------      -----------
              Net cash used in investing activities                            (46,286,000)      (2,200,000)     (10,417,000)
                                                                                -----------      -----------      -----------
Cash flows from financing activities:
   Net increase in deposits                                                     36,123,000       12,012,000       12,000,000
   Dividends paid                                                                 (618,000)        (335,000)        (228,000)
   Stock options exercised                                                         483,000          571,000           60,000
   Cash paid for fractional shares                                                    -              (2,000)            -
                                                                                -----------      -----------      -----------
              Net cash provided by financing
                 activities                                                     35,988,000       12,246,000       11,832,000
                                                                                -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                            (6,192,000)      10,327,000        3,142,000

Cash and cash equivalents at beginning of year                                  35,196,000       24,869,000       21,727,000
                                                                                -----------      -----------      -----------
Cash and cash equivalents at end of year                                      $ 29,004,000       35,196,000       24,869,000
                                                                                -----------      -----------      -----------
                                                                                -----------      -----------      -----------


See accompanying notes to consolidated financial statements.

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements

                          December 31, 1995, 1994, and 1993


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Mid-Peninsula Bancorp (the Company) is a California corporation and bank holding company that was incorporated on November 14, 1984, as San Mateo County Bancorp. The name was changed to Mid-Peninsula Bancorp on October 7, 1994, as a result of the merger between Mid-Peninsula Bank and San Mateo County Bancorp and its wholly owned subsidiary, WestCal National Bank (Note
    2). Mid-Peninsula Bank (the Bank), a wholly owned subsidiary of the Company, commenced operations on October 9, 1987. The Bank is a state charted bank providing a full range of commercial and personal banking services to individuals and the business/professional community in the Santa Clara and San Mateo counties in Northern California.

    BASIS OF PRESENTATION

    The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mid-Peninsula Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

    INVESTMENT SECURITIES

    Investment securities as of December 31, 1995, consisted of U.S. Treasury and U.S. government agency obligations, mortgage-backed securities, and U.S. government and agency mutual funds. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, as of January 1, 1994. San Mateo County Bancorp adopted SFAS No. 115 as of December 31, 1993. The effect of each adoption was not material. At the time of purchase, under the provisions of SFAS No. 115, the Company designates securities as "held-to-maturity" or "available-for-sale," based on its investment objectives, operational needs, and intent. The Company does not engage in trading activity.

    Held-to-maturity securities are recorded at amortized cost, adjusted for amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of shareholders' equity until realized.

    A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.


                                                                     (Continued)
                                          49

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


    Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

    The Company's required investment of 3% in Federal Reserve Bank stock is carried at cost.

    LOANS

    Loans are stated at the principal amount outstanding. The majority of the loans have variable interest rates and mature within one year. Interest on loans is credited to income on a simple interest basis.

    Nonrefundable loan fees and direct origination costs are deferred and recognized over the expected life of the related loans as an adjustment to yield.

    Generally, a loan is classified as nonaccrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. A loan is categorized as restructured if the original interest rate on such loan, repayment terms, or both, were restructured due to a deterioration in the financial condition of the borrower. Nonaccrual and restructured loans are generally not returned to performing status until the obligation is brought current, has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

    The Company adopted SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118 (collectively referred to as SFAS No.
    114) on January 1, 1995. SFAS No. 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. The adoption of SFAS No. 114 did not have a material effect on the Company's financial position as there were no loans that met the definition of impaired.


                                                                     (Continued)
                                          50

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


    ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The allowance for possible loan losses is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of collectibility. These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. The allowance for possible loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful.

    OTHER REAL ESTATE OWNED

    Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral less estimated disposition costs at the date acquired. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Any gains or losses realized upon disposition of the property are reflected in income. Fair value is based upon current appraisals reduced by estimated costs to sell. As of December 31, 1995 and 1994, there was no other real estate owned.

    PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of the assets, which are generally 3 to 10 years.

    INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109. San Mateo County Bancorp adopted the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, as of January 1, 1993. SFAS No. 109 requires accounting for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The cumulative effect of adopting SFAS No. 109 to January 1, 1993 for San Mateo County Bancorp has been shown as a separate item in the accompanying consolidated statements of operations for the year ended December 31, 1993.

    Under SFAS No. 109, deferred tax assets are recognized and measured based on the likelihood of realization of a tax benefit in future years. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.


                                                                     (Continued)
                                          51

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


    Management has evaluated the deferred tax asset recognized under SFAS No. 109 and determined that it is "more likely than not" that the related tax benefits will be realized and, accordingly, has concluded that a valuation allowance was not required as of December 31, 1995 and 1994.

    Deferred income taxes are provided in recognition of temporary differences between financial statement income and taxable income. The principal differences result from the depreciation of premises and equipment, the timing for deduction of state franchise taxes, the use of the cash basis method of accounting for tax purposes in prior years, and the differences in the provision for credit losses.

    PER SHARE DATA

    Earnings per common share are calculated by dividing net income by the weighted average shares of common stock outstanding during the year plus the effect when dilutive of stock options. All years presented include the effect of stock dividends declared in 1993. The weighted average shares outstanding for 1995, 1994, and 1993 were 1,539,784, 1,498,153, and
    1,451,979 shares, respectively. Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the merger with San Mateo County Bancorp at a 1.0617 conversion ratio. Cash dividends declared per share are calculated using dividends declared divided by weighted average shares outstanding.

    USE OF ESTIMATES

    The Company's management of has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent asset and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    LONG-LIVED ASSETS

    In 1995, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT
    OF LONG-TERM ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company identified no long-lived assets or identifiable intangibles which were impaired.

    STATEMENTS OF CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


                                                                     (Continued)
                                          52

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


         Noncash activities for the years ended December 31, 1995, 1994, and 1993, were as follows:



                                                                                          1995           1994           1993
                                                                                          ----           ----           ----
             Real estate acquired through foreclosure                                 $  130,000        672,000           -
                                                                                       ---------     ----------     ----------
                                                                                       ---------     ----------     ----------
             Loans to facilitate the sale of other real
               estate owned                                                           $     -              -         1,500,000
                                                                                       ---------     ----------     ----------
                                                                                       ---------     ----------     ----------
             Loans charged off (recovered), net                                       $  (15,000)       187,000        207,000
                                                                                       ---------     ----------     ----------
                                                                                       ---------     ----------     ----------
             Change in unrealized losses on securities
               available-for-sale, net                                                $ (694,000)     1,272,000           -
                                                                                       ---------     ----------     ----------
                                                                                       ---------     ----------     ----------
             Tax effect of stock option exercises                                     $  157,000           -              -
                                                                                       ---------     ----------     ----------
                                                                                       ---------     ----------     ----------

         Cash payments during the years ended December 31, 1995, 1994, and 1993, included the following:

                                                                                          1995           1994           1993
                                                                                          ----           ----           ----

             Interest paid                                                            $6,459,000      4,130,000      3,343,000
                                                                                       ---------      ---------      ---------
                                                                                       ---------      ---------      ---------
             Income taxes paid                                                        $1,895,000      1,282,000      1,058,000
                                                                                       ---------      ---------      ---------
                                                                                       ---------      ---------      ---------


    RECLASSIFICATIONS

    Certain amounts in the accompanying 1994 and 1993 consolidated financial statements have been reclassified to conform with the presentation of the 1995 consolidated financial statements.

(2) MERGER

    On October 7, 1994, San Mateo County Bancorp's wholly owned subsidiary, WestCal National Bank, was merged with and into the Bank, and San Mateo County Bancorp became Mid-Peninsula Bancorp. The merger was accounted for as a pooling of interests. All periods have been restated to reflect the results of the combination. The accompanying consolidated financial statements reflect the issuance of 1,058,063 shares of the Company's common stock in exchange for 996,735 shares of the Bank's common stock outstanding as of October 7, 1994, based upon the exchange ratio of 1.0617 shares of the Company's common stock for each share of the Bank's common stock.

    The total interest income and provision for possible loan losses previously reported by San Mateo County Bancorp included in the accompanying 1993 consolidated financial statements were $1,673,000 and $52,000, respectively. The net income reported by San Mateo County Bancorp for 1993 was $225,000.

(3) CASH AND DUE FROM BANKS

    Cash and due from banks as of December 31, 1995 and 1994, included approximately $1,028,000 and $750,000, respectively, restricted to meet required reserve balances.


                                                                     (Continued)
                                          53

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


(4) INVESTMENT SECURITIES

    The amortized cost and estimated market value of investment securities as of December 31, 1995 were as follows:


                                                                                        Gross           Gross        Estimated
                                                                          Amortized   unrealized      unrealized      market
                                                                             cost       gains           losses         value
                                                                             ----       -----           ------         -----
    Available-for-sale:
       U.S. government and agency
         mutual funds                                                   $ 16,458,000        -          (929,000)    15,529,000
       U.S.  government  and  agency
         obligations                                                      23,705,000     112,000        (22,000)    23,795,000
       Mortgage-backed securities                                          4,131,000      22,000        (58,000)     4,095,000
       States and political subdivisions
         (tax exempt)                                                     11,662,000     462,000        (20,000)    12,104,000
       Corporate securities                                                2,990,000      20,000           -         3,010,000
                                                                          -----------    --------    -----------    -----------
                                                                          58,946,000     616,000     (1,029,000)    58,533,000
    Held-to-maturity:
       U.S. government and agency
         obligations                                                         857,000        -           (19,000)       838,000
                                                                          -----------    --------    -----------    -----------
                                                                        $ 59,803,000     616,000     (1,048,000)    59,371,000
                                                                          -----------    --------    -----------    -----------
                                                                          -----------    --------    -----------    -----------

    The amortized cost and estimated market value of investment securities as of December 31, 1994 were as follows:

                                                                                         Gross          Gross        Estimated
                                                                           Amortized  unrealized     unrealized        market
                                                                              cost       gains          losses         value
                                                                              ----       -----          ------         -----

    Available-for-sale:
       U.S. government and agency
         mutual funds                                                   $ 16,588,000        -        (1,321,000)    15,267,000
       U.S. government and agency
         obligations                                                       1,500,000       1,000         (1,000)     1,500,000
       Mortgaged-backed securities                                           183,000       3,000           -           186,000
                                                                          -----------    --------    -----------    -----------
                                                                          18,271,000       4,000     (1,322,000)    16,953,000
                                                                          -----------    --------    -----------    -----------

    Held-to-maturity:
       U.S. government and agency
         obligations                                                       6,143,000      10,000       (246,000)     5,907,000
       States and political subdivisions
         (tax exempt)                                                      5,558,000      59,000       (102,000)     5,515,000
       Mortgaged-backed securities                                         4,009,000        -          (353,000)     3,656,000
                                                                          -----------    --------    -----------    -----------

                                                                          15,710,000      69,000       (701,000)    15,078,000
                                                                          -----------    --------    -----------    -----------

                                                                        $ 33,981,000      73,000     (2,023,000)    32,031,000
                                                                          -----------    --------    -----------    -----------
                                                                          -----------    --------    -----------    -----------


                                                                     (Continued)
                                          54

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


    In November 1995, the Financial Accounting Standards Board (FASB) issued a special report, A GUIDE TO IMPLEMENTATION OF STATEMENT NO. 115, ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES - QUESTIONS AND ANSWERS, (the Special Report). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value. Reclassifications from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future, provided that reclassification was performed by December 31, 1995.

    The Company adopted the reclassification provision in the Special Report prior to December 31, 1995 and transferred $36,400,000 of held-to-maturity securities into available-for-sale. The unrealized pretax gain upon transfer was $512,000 as of December 31, 1995.

    The amortized cost and estimated market value of debt obligations in the investment portfolio as of December 31, 1995 by contractual maturity are shown below:


                                                                Estimated
                                            Amortized            market
                                              cost                value
                                              ----                -----
Available-for-sale:
    Due in 1 year                        $  8,630,000           8,661,000
    Due after 1 year through 5 years       17,724,000          17,926,000
    Due after 5 years through 10 years      8,944,000           9,180,000
    Due after 10 years                      3,058,000           3,142,000
                                          -----------          ----------
                                         $ 38,356,000          38,909,000
                                          -----------          ----------
                                          -----------          ----------

Held-to-maturity:
    Due in 1 year                        $    857,000             838,000
                                          -----------          ----------
                                          -----------          ----------


    In addition, available-for-sale mortgage-backed securities of approximately $4,131,000 ($4,095,000 market value) mature incrementally through 2001, and mutual funds with no stated maturity are $16,459,000 ($15,529,000 market value).

    Investment securities having a carrying value of $7,529,000 and $3,023,000 as of December 31, 1995 and 1994, respectively, were pledged for purposes required or permitted by law.


                                                                     (Continued)
                                          55

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                     Notes to Consolidated Financial Statements


    Investment income for the years ended December 31, 1995, 1994, and 1993, was as follows:


                                                       1995         1994          1993
                                                       ----         ----          ----
       Federal funds sold                          $1,580,000      795,000       514,000
       Short-term investments                            -            -           58,000
       Interest bearing deposits in other banks          -           1,000        13,000
       Available-for-sale securities:
          Taxable                                   2,572,000    1,268,000        76,000
          Tax exempt                                  454,000         -             -
       Investments held for sale                         -            -          354,000
       Held-to-maturity securities:
          Taxable                                      50,000      529,000       710,000
          Tax exempt                                     -         317,000       284,000
       Federal Reserve Bank stock                      45,000       26,000        23,000
                                                   ----------    ---------     ---------
                                                   $4,701,000    2,936,000     2,032,000
                                                    ---------    ---------     ---------
                                                    ---------    ---------     ---------


    A summary of cash flows from investment securities for the years ended December 31, 1995, 1994, and 1993, is presented below:


                                                      1995         1994          1993
                                                      ----         ----          ----

       Net increase in short-term
          investments                            $       -            -       (4,340,000)
                                                  -----------   ----------   ------------

       Purchases of investment securities:
          Available-for-sale securities            (4,864,000)  (2,000,000)         -
          Held-to-maturity securities             (35,457,000)  (2,454,000)         -
          Investments held for sale                     -             -       (6,551,000)
          Investment securities                         -             -      (13,104,000)
                                                  -----------   ----------   -----------
                                                  (40,321,000)  (4,454,000)  (19,655,000)
                                                  -----------   ----------   -----------

       Sales of investment securities:
          Available-for-sale securities                  -       6,734,000          -
          Investments held for sale                      -            -       11,685,000
                                                  -----------   ----------   -----------
                                                         -       6,734,000    11,685,000
                                                  -----------   ----------   -----------

       Maturities of investment securities:
          Available-for-sale securities             3,040,000    1,510,000          -
          Held-to-maturity securities              10,441,000       65,000          -
          Investment securities                         -             -        1,634,000
                                                  -----------   ----------   -----------
                                                   13,481,000    1,575,000     1,634,000
                                                  -----------   ----------   -----------

            Net cash provided by (used in)
               investment securities             $ 26,840,000    3,855,000   (10,676,000)
                                                  -----------   ----------   -----------
                                                  -----------   ----------   -----------


                                                                     (Continued)
                                          56

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


    Realized losses and gains on sale of investment securities for the years ended December 31, 1995, 1994, and 1993, are presented below:

                                                     1995          1994       1993
                                                     ----          ----       ----
       Available-for-sale securities - losses     $ (130,000)    (266,000)     -

       Investments held for sale - gains                -            -       72,000

       Held-to-maturity securities - gains            17,000         -         -
                                                   ----------     --------   ------
       Investment (losses) gains, net             $ (113,000)    (266,000)   72,000
                                                   ----------     --------   ------
                                                   ----------     --------   ------


(5) LOANS

    Loans as of December 31, 1995 and 1994 were as follows:


                                                         1995           1994
                                                         ----           ----
       Commercial                                 $  92,971,000     76,528,000
       Real estate - construction                     8,783,000      4,608,000
       Real estate - other                           24,296,000     27,835,000
       Deferred loan fees                              (448,000)      (417,000)
                                                   ------------    -----------
                                                    125,602,000    108,554,000
       Allowance for possible loan losses            (1,716,000)    (1,426,000)
                                                   ------------    -----------

                Loans, net                        $ 123,886,000    107,128,000
                                                   ------------    -----------
                                                   ------------    -----------


    The following is a summary of the activity in the allowance for possible loan losses during the years ended December 31, 1995, 1994, and 1993:


                                                    1995         1994         1993
                                                    ----         ----         ----
       Balance, beginning of year              $ 1,426,000    1,410,000    1,351,000
       Provision for possible loan losses          275,000      203,000      266,000
       Loans charged off                            (7,000)    (235,000)    (245,000)
       Recoveries                                   22,000       48,000       38,000
                                              ------------    ---------    ---------
       Balance, end of year                    $ 1,716,000    1,426,000    1,410,000
                                              ------------    ---------    ---------
                                              ------------    ---------    ---------


    There were no restructured loans as of December 31, 1995 and 1994. The Company had no loans on nonaccrual as of December 31, 1995 and $424,000 in 1994. The Company had no impaired loans as of December 31, 1995.

    As of December 31, 1994, there were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status. Foregone interest on nonaccrual and restructured loans for the years ended December 31, 1995 and 1994, was not material.

    As of December 31, 1995, virtually all borrowers of the above loans and the assets collateralizing the Company's loans were located in Northern California.


                                                                     (Continued)
                                          57

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


    The Company makes loans to directors and their affiliates in the ordinary course of business. An analysis of activity with respect to such loans Is as follows


                                                       1995          1994
                                                       ----          ----
       Balance, beginning of year                 $ 4,801,000     6,197,000

           New loan committments                    1,414,000       382,000
           Repayments of loans                       (779,000)   (1,778,000)
                                                  -----------    ----------
       Balance, end of year                       $ 5,436,000     4,801,000
                                                  -----------    ----------
                                                  -----------    ----------
       Undistributed commitments, end of year     $   432,000       579,000
                                                  -----------    ----------
                                                  -----------    ----------


(6) PREMISES AND EQUIPMENT

    The following represents premises and equipment as of December 31:


                                                        1995            1994
                                                        ----            ----
       Leasehold improvements                      $   760,000         739,000
       Furniture and equipment                       1,914,000       1,832,000
                                                     ----------      ---------
                                                     2,674,000       2,571,000
       Accumulated depreciation and amortization    (1,679,000)     (1,582,000)
                                                    ----------      ----------
       Premises and equipment, net                 $   995,000         989,000
                                                    ----------      ----------
                                                    ----------      ----------


    Depreciation and amortization of premises and equipment amounted to $319,000, $287,000, and $315,000 for the years ended December 31, 1995,
    1994, and 1993, respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

(7) DEPOSITS

    Deposits as of December 31, 1995 and 1994, were as follows:


                                                  1995                                1994
                                         ------------------------              ---------------------
                                                         Interest                           Interest
                                         Amount           rates                Amount        rates
                                         ------           -----                ------        -----
       Demand, noninterest
         bearing                   $  37,077,000            -               27,137,000          -
       Demand, interest
         bearing                      11,926,000     2.00%  -  2.75%        10,023,000     2.0% - 2.7%
       Savings and other time        110,010,000     2.00%  -  5.85%        93,478,000     2.0% - 5.25%
       Time certificates,
         $100,000 and over            36,682,000     2.80%  -  5.90%        28,934,000     2.4% - 5.5%
                                   -------------                           -----------
            Total deposits         $ 195,695,000                           159,572,000
                                   -------------                           -----------
                                   -------------                           -----------


                                                                     (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements



    Time certificates, $100,000 and over, and their remaining maturities as of December 31, 1995 and 1994, were as follows:


                                                    1995           1994
                                                    ----           ----
    3 months or less                            $26,411,000     21,305,000
    3 through 6 months                            6,566,000      4,220,000
    6 through 12 months                           2,338,000      2,109,000
    Over 12 months                                1,367,000      1,300,000
                                                -----------     ----------
                                                $36,682,000     28,934,000
                                                -----------     ----------
                                                -----------     ----------


(8)     Noninterest Expense

    Other noninterest expense for the years ended December 31, 1995, 1994, and 1993 was comprised of the following:


                                      1995           1994           1993
                                      ----           ----           ----
    Regulatory fees                $ 207,000        373,000        335,000
    Professional services            287,000        265,000        221,000
    Data processing                  118,000        245,000        165,000
    Marketing                        318,000        178,000        185,000
    Other                            605,000        407,000        423,000
                                  ----------      ---------      ---------
                                  $1,535,000      1,468,000      1,329,000
                                  ----------      ---------      ---------
                                  ----------      ---------      ---------


(9)     Income Taxes

    The components of income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, were as follows:


                                      1995           1994            1993
                                      ----           ----            ----
    Current:
      Federal                     $1,441,000        907,000        761,000
      State                          563,000        378,000        310,000
                                  ----------      ---------      ---------
                                   2,004,000      1,285,000      1,071,000
                                  ----------      ---------      ---------
    Deferred:
      Federal                       (152,000)       (54,000)       (95,000)
      State                          (38,000)         1,000        (41,000)
                                  ----------      ---------      ---------
                                    (190,000)       (53,000)      (136,000)
                                  ----------      ---------      ---------
                                  $1,814,000      1,232,000        935,000
                                  ----------      ---------      ---------
                                  ----------      ---------      ---------




                                          59
                                                                (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


Tax effects of temporary differences that give rise to significant components of the net deferred tax asset as of December 31, 1995 and 1994, were as follows:


                                                               1995      1994
                                                               ----      ----
   Deferred tax asset:
     Depreciation and amortization claimed for financial
       statement purposes in excess of tax depreciation
       and amortization                                     $  72,000   106,000
     Book allowance for loan losses and other real estate
       owned losses in excess of tax allowance                673,000   577,000
     State income taxes                                       191,000   111,000
     Book/tax basis difference in life insurance policies
       and deferred compensation not deducted for tax          20,000      -
     Other                                                     13,000     1,000
                                                             --------   -------
           Total deferred tax asset                           969,000   795,000
                                                             --------   -------
   Deferred tax liability:
     Cash to accrual adjustment                               (32,000)  (48,000)
     Tax effect of unrealized gains on available-for-sale
       securities                                            (214,000)   (2,000)
                                                             --------   -------
           Total deferred tax liability                      (246,000)  (50,000)
                                                             --------   -------
           Net deferred tax asset                            $723,000   745,000
                                                             --------   -------
                                                             --------   -------


The net deferred tax asset represents recoverable taxes and is included in other assets in the accompanying consolidated balance sheets.

The effective income tax rate, as a percentage of income before income taxes, differed from the statutory federal income tax rate as follows:


                                                  PERCENTAGE OF PRE TAX INCOME
                                                  ----------------------------
                                                     1995      1994      1993
                                                     ----      ----      ----
   Federal taxes at statutory rate                   34.0%     34.0%     34.0%
   State taxes, net of federal income tax benefit     7.6      10.3       7.3
   Nondeductible merger expenses                       -        8.5        -
   Nontaxable municipal interest                     (3.0)     (4.1)     (3.7)
   Investment loss on securities                      1.0       3.7        -
   Other                                               .4      (1.8)      1.1
                                                     ----      ----      ----
                                                     40.0%     50.6%     38.7%
                                                     ----      ----      ----
                                                     ----      ----      ----


                                          60
                                                                (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


(10)  LEASES

      The Company has entered into various noncancelable operating lease arrangements for bank premises. The Company leases its main headquarters in Palo Alto from a group of investors, which includes seven of the Company's directors. Future minimum lease commitments as of December 31, 1995, are as follows:


          Year ending
          December 31,
          ------------
              1996                                $ 721,000
              1997                                  724,000
              1998                                  728,000
              1999                                  665,000
              2000                                   47,000
                                                  ---------
                                                 $2,885,000
                                                  ---------
                                                  ---------


      The Company subleases that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 1995, 1994, and 1993 was $398,000, $447,000, and $383,000, respectively. Gross rental expense for the years ended December 31, 1995, 1994, and 1993 was $704,000, $673,000, and $640,000, respectively.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      In 1995, the Company adopted SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, which requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                   Carrying        Estimated
                                                   amounts         fair value
                                                   -------         ----------
         Assets:
           Cash and cash equivalents             $ 29,004,000      29,004,000
           Investment securities                   58,820,000      59,801,000
           Net loans                              123,886,000     125,236,000

         Liabilities:
           Demand deposits, noninterest bearing  $ 37,077,000      37,077,000
           Demand deposits, interest bearing       11,926,000      11,926,000
           Savings and money market               110,010,000     110,010,000
           Time certificates                       36,682,000      36,938,000



      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.


                                          61
                                                                (Continued)

                        MID-PENINSULA BANCORP AND SUBSIDIARY

                     Notes to Consolidated Financial Statements


CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturities of these instruments.


INVESTMENT SECURITIES

The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer term investments, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

LOANS

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classifications, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value of performing variable rate loans is judged to approximate book value for those loans whose rates reprice in less than 90 days. Rate floors and rate ceilings are not considered for fair value purposes as the number of loans with such limitations is not significant.

Fair value for significant non performing loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.


                                          62
                                                                (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


DEPOSIT LIABILITIES

The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings, money market, and checking accounts, approximates the amount payable on demand. The fair value of certificates of deposit is judged to approximate book value for those certificates whose remaining maturities are less than 90 days. For all other certificates, estimated cash flows are discounted using rates currently offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table.

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.


                                          63
                                                                (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


(12)  EMPLOYEE BENEFITS

      STOCK OPTION PLAN

      The Bank's employee stock option plan (the Bank Plan) was approved by the Bank's Board of Directors in July 1987. Under the Bank Plan, 185,230 shares (as adjusted to reflect the effects of stock dividends) were reserved for the granting to key employees of incentive stock options and nonqualified stock options as defined under current tax laws. One quarter of the options granted became exercisable in each of the four years succeeding the year in which the options were originally granted. The options were exercisable for periods of up to six years from the date of grant. Effective October 7, 1994, in conjunction with the merger, the Bank Plan and the San Mateo County Bancorp (SMCB) Plans terminated and the shareholders approved the Mid-Peninsula Bancorp 1994 Stock Option Plan (the New Company Plan). Under the New Company Plan, 236,072 shares have been reserved for the granting to key employees and nonemployee directors, incentive stock options, and nonqualified stock options as defined under current tax laws. Options issued under the New
      Company Plan may become exercisable immediately or in cumulative increments over a period of years up to 5 years from the date of grant. The options may be exercised for periods of up to 10 years from the date of grant. As of October 7, 1994, 70,935 options had been exercised.

      All options outstanding October 7, 1994, under the Bank Plan were assumed by the New Company Plan and are exercisable for 89,428 shares of the Company's stock, based upon the exchange ratio of 1.0617 shares of the Company's common stock for each share of the Bank's common stock, at exercise prices ranging from $8.14 to $13.42 per option. Each assumed option is vested to the same extent it was under the Bank Plan. All options outstanding on October 7, 1994 under the SMCB Plans were assumed by the New Company Plan and are exercisable under the same terms as the SMCB Plans. Transactions involving stock options are summarized as follows:

                                                Number         Price range
                                              of options       per option
                                              ----------       ----------
         Outstanding as of December 31,1992      160,162     $8.64 - 12.96
           Granted in 1993                        13,650         11.91
           Exercised in 1993                      (6,946)         8.64
                                                 -------
         Outstanding as of December 31,1993      166,866      8.64 - 12.96
           Granted in 1994                        11,418         14.25
           Expired in 1994                       (30,064)      8.64-9.94
           Exercised in 1994                     (63,989)      8.64-10.43
                                                 -------
         Outstanding as of October 7,1994         84,231      8.64 - 14.25
                                                 -------
                                                 -------


                                          64
                                                            (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


                                                                 Price
                                                Number of        range
                                                 options       per option
                                                 -------       ----------
         Outstanding as of October 7,1994            -          $  -
           Assumed from the Bank Plan             89,428      8.14 - 13.42
           Assumed from the SMCB Plans           131,530         10.00
           Granted in 1994                        36,000         12.75
                                                 -------
         Outstanding as of December 31,1994      256,958      8.14 - 13.42
           Granted in 1995                        73,000     12.75 - 16.50
           Exercised in 1995                     (61,961)    10.00 - 12.21
                                                 -------
         Outstanding as of December 31,1995      267,997      8.14 - 16.50
                                                 -------
                                                 -------


As of December 31, 1995, under the New Company Plan, 127,079 shares were available for grant and 147,567 shares were exercisable.

DEFINED CONTRIBUTION PLAN

During 1989, the Company introduced a 401(k) Savings Plan. All salaried employees are eligible to contribute up to 15% of their pretax compensation to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions of $0.75 per dollar of employee contribution up to a maximum of 8% of an employee's pretax compensation. The related expense charged for the years ended December 31, 1995, 1994, 1993 was $117,000, $81,000, and $63,000, respectively.

SALARY CONTINUATION PLAN

In May 1995, the Company implemented a salary continuation plan (the Plan) for a select group of officers. The officers become eligible for benefits under the Plan if they reach normal retirement age while working for the Company. The costs of these benefits are accrued over the remaining expected service lives of the officers covered using the present value method of accounting. Salary continuation expense was approximately $83,000 in 1995.

The Company has elected to fund its obligations under the plans described above with life insurance contracts. The Company acquired single premium life insurance policies with a cash surrender value totaling $2,295,000, which is included in other assets as of December 31, 1995. The policy is also expected to cover plan expenses.

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


(13)  COMMITMENTS AND CONTINGENT LIABILITIES

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      The Company's exposure to credit loss in the event of nonperformance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

      The following table summarizes these financial instruments as of December 31, 1995 and 1994:


                                                   1995            1994
                                                   ----            ----
     Financial instruments whose credit risk
        is represented by contract amounts:
          Commitments to extend credit         $ 48,831,000     35,451,000
          Standby letters of credit               6,816,000      1,677,000
                                               ------------     ----------
                                               $ 55,647,000     37,128,000
                                               ------------     ----------
                                               ------------     ----------


      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and residential properties.

      Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


                                          66
                                                           (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


CONCENTRATION OF CREDIT RISK

The Company's lends primarily to borrowers located in the mid-peninsula region of the San Francisco Bay Area. Although the portfolio is diversified, the ability of the Company's borrowers to honor their commitments is dependent upon the economic sector of the region, including the real estate markets of the mid-peninsula.

The Company adopted SFAS No. 119, DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, on December 31, 1994.
Under certain circumstances and as required by law, the Bank will structure variable rate loans to include embedded interest rate floors and ceilings. Such floors and ceilings subject the Company to market risk when interest rates change.


                                          67
                                                           (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


(14)    MID-PENINSULA BANCORP (PARENT COMPANY ONLY)

    Following are the financial statements of Mid-Peninsula Bancorp (parent company only) for the years ended December 31, 1995 and 1994:

                                    Balance sheets

                              December 31,1995 and 1994

                                                     1995          1994
                                                     ----          ----
    Assets:
      Cash                                      $    950,000       365,000
      Investment in subsidiary                    20,564,000    17,770,000
      Other assets                                    83,000        -
                                                ------------    ----------
                                                $ 21,597,000    18,135,000
                                                ------------    ----------
                                                ------------    ----------
    Liabilities and shareholders' equity:
      Liabilities                               $    157,000       132,000
      Common stock                                15,425,000    14,785,000
      Unrealized losses on securities
        available-for-sale,net                      (626,000)   (1,320,000)
      Retained earnings                            6,641,000     4,538,000
                                                ------------   -----------
                                                 $21,597,000    18,135,000
                                                ------------   -----------
                                                ------------   -----------

                               Statements of Operations

                    Years ended December 31, 1995, 1994, and 1993

                                         1995          1994          1993
                                         ----          ----          ----
    Income:
      Equity in undistributed net
        income of subsidiary        $ 2,100,000       902,000     1,344,000
      Dividend from subsidiary          621,000       935,000       228,000
      Interest income                    27,000         7,000         8,000
                                     ----------     ---------     ---------
           Total income               2,748,000     1,844,000     1,580,000
                                     ----------     ---------     ---------
    Expenses:
      Merger-related expenses              -          608,000          -
      Other operating expenses           27,000        35,000        17,000
                                     ----------     ---------     ---------
           Total expenses                27,000       643,000        17,000
                                     ----------     ---------     ---------
           Net income               $ 2,721,000     1,201,000     1,563,000
                                     ----------     ---------     ---------
                                     ----------     ---------     ---------



                                          68
                                                           (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements



                               Statements of Cash Flows

                    Years ended December 31, 1995, 1994, and 1993




                                                       1995           1994           1993
                                                       ----           ----           ----
Cash flows from operating activities:
    Net income                                      $2,721,000      1,201,000      1,563,000
    Adjustment to reconcile net income to
        net cash provided by operating
        activities:
          Equity in undistributed net
              income of subsidiary                  (2,100,000)      (902,000)    (1,344,000)
          Increase  in  accounts  payable               25,000        132,000           -
                                                    ----------      ---------      ---------
                Net cash provided by
                    operating  activities              646,000        431,000        219,000
                                                    ----------      ---------      ---------

Cash flows used in investing  activities:
    Investment in subsidiary                            74,000       (571,000)       (84,000)
                                                    ----------      ---------      ---------

Cash flows from financing activities:
    Proceeds from options exercised                    483,000        571,000         60,000
    Dividends paid                                    (618,000)      (335,000)      (228,000)
    Payment for fractional shares                         -            (2,000)          -
                                                    ----------      ---------      ---------

                Net cash (used in)
                    provided by
                    financing  activities             (135,000)       234,000       (168,000)
                                                    ----------      ---------      ---------
Net increase (decrease) in cash                        585,000         94,000        (33,000)

Cash at beginning of year                              365,000        271,000        304,000
                                                    ----------      ---------      ---------
Cash at end of year                                   $950,000        365,000        271,000
                                                    ----------      ---------      ---------
                                                    ----------      ---------      ---------
Noncash financing activities:
    Stock dividends declared                              -              -           631,000
                                                    ----------      ---------      ---------
                                                    ----------      ---------      ---------
    Dividends from subsidiary                         $621,000        935,000        228,000
                                                    ----------      ---------      ---------
                                                    ----------      ---------      ---------



The ability of the Company to pay dividends will largely depend upon the dividends paid to it by the Bank. There are legal limitations on the ability of the Bank to provide funds to the Company in the form of loans, advances, or dividends.

                                                                     (Continued)

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                      Notes to Consolidated Financial Statements


(15)     REGULATORY MATTERS

         The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC) have adopted risk based capital guidelines for member banks. The minimum guidelines are 8% total capital to risk-weighted assets and 3% Tier 1 capital to quarterly average assets. As of December 31, 1995, the Bank exceeded the minimum capital ratios required by regulatory agencies.

         Additionally, banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Such dividends are limited to the lesser of the Bank's retained earnings or the net income of the previous two years combined with the current year net income. Retained earnings against which dividends may be paid without prior approval of the banking regulators were approximately $4,300,000 as of December 31, 1995, subject to the minimum capital ratio requirements.

(16)     PROSPECTIVE ACCOUNTING PRONOUNCEMENT

         In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. SFAS No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. SFAS No. 123 encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income; however, they must apply the disclosure requirements of SFAS No. 123. If the Company adopts the fair value based method of SFAS No. 123, a higher compensation cost would result for fixed stock option plans and a different compensation cost will result for the Company's contingent or variable stock option plans. The recognition provisions and disclosure requirements of SFAS No. 123 are effective January 1, 1996, but may be applied immediately. The Company has elected to continue to use current practice under APB No. 25, but is unable to determine the impact of the required disclosures as it is still reviewing the requirements of SFAS No. 123.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 19, 1994, the Company's Board of Directors approved the dismissal of the firm of Coopers and Lybrand, which had been the independent accountants for the Company's predecessor, San Mateo County Bancorp, since 1991, and approved the engagement of KPMG Peat Marwick LLP as the Company's independent accountants. The dismissal of Coopers and Lybrand was recommended and approved by the Company's Board of Directors based solely on the fact that KPMG Peat Marwick LLP represented the Company's wholly-owned subsidiary, Mid-Peninsula Bank, since 1987, and following the merger of WestCal National Bank, the wholly-owned subsidiary of San Mateo County Bancorp, with and into Mid-Peninsula Bank and the change in name of San Mateo County Bancorp to Mid-Peninsula Bancorp, which merger was effective on October 7, 1994, the Company's Board of Directors determined that it was in the best interests of the Company to engage KPMG Peat Marwick LLP based on their experience and knowledge of the operations and activities of Mid-Peninsula Bank. The reports of Coopers and Lybrand on the financial statements of the Company's predecessor, San Mateo County Bancorp, did not contain any adverse opinion or disclaimer of opinion or any qualification as to an uncertainty, audit scope, or accounting principle. There were no disagreements between San Mateo County Bancorp or the Company and Coopers and Lybrand on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Coopers and Lybrand, would have caused them to make a reference to the subject matter of the disagreement in their report. No reportable event as described in Item 304 of Regulation S-K occurred during San Mateo County Bancorp's two most recent fiscal years and subsequent interim period or subsequent interim period of the Company as of the date hereof. The Company reported the foregoing change in its accountants on a Form 8-K dated October 19, 1994, filed with the Securities and Exchange Commission on October 25, 1994. The Form 8-K included a letter from Coopers and Lybrand as an exhibit thereto in which Coopers and Lybrand agreed with the above description of the change in accountants.

                                       PART III


Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


Item 11.           EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

        The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                       PART IV


Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

    (a) (1) FINANCIAL STATEMENTS. Listed and included in Part II, Item 8.

        (2) FINANCIAL STATEMENT SCHEDULES.  Not Applicable.

        (3) EXHIBITS.


              (2.1) Reorganization Agreement and Plan of Merger dated March 31, 1994, by and between San Mateo County Bancorp, WestCal National Bank and Mid-Peninsula Bank, incorporated by reference from exhibit 2.1 of registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

              (3.1) Articles of Incorporation, as amended, incorporated by reference from exhibit 3.1 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

              (3.2)     Bylaws, as amended, incorporated by reference from
                        exhibit 3.2 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

              (4.1) Specimen form of Mid-Peninsula Bancorp stock certificate incorporated by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

            *(10.1) Form of incentive stock option agreement under Mid-Peninsula Bancorp 1994 Stock Option Plan incorporated by reference from exhibit 4.2 to amendment no. 1 to registration statement number 33-79798 on Form S4, filed with the Commission on July 15, 1994.

            *(10.2) Form of non-qualified stock option agreement under Mid-Peninsula Bancorp 1994 Stock Option Plan incorporated by reference from exhibit 4.3 to amendment no. 1 to registration statement number 33-79798 on Form S4, filed with the Commission on July 15, 1994.

            *(10.3) San Mateo County Bancorp Directors' Stock Option Plan incorporated by reference from exhibit 10.1 to registration statement number 33-79798 on Form S4, filed with the Commission on June 6, 1994.

            *(10.4) San Mateo County Bancorp Employee Stock Option Plan incorporated by reference from exhibit 10.2 to registration statement number 33-79798 on Form S4, filed with the Commission on June 6, 1994.

            *(10.5) Mid-Peninsula Bancorp 1994 Stock Option Plan incorporated by reference from exhibit 10.3 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

            *(10.6) Form of director stock option agreement under San Mateo County Bancorp Directors' Stock Option Plan incorporated by reference from exhibit 10.4 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

            *(10.7) Form of employee incentive stock option agreement under San Mateo County Bancorp Employee Stock Option Plan incorporated by reference from exhibit 10.5 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

             (10.8) WestCal Agreement of Lease dated April 24, 1989 related to premises located at 100 South Ellsworth Avenue, San Mateo, California, incorporated by reference from exhibit 10.6 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

             (10.9) WestCal Commercial Lease and Deposit Receipt dated November 26, 1993 related to premises located at 1313 Laurel Street, San Carlos, California, incorporated by reference from exhibit 10.7 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

           *(10.10) Separation and Release Agreement for William B. Mayer incorporated by reference from exhibit 10.9 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

           *(10.11) Separation and Release Agreement for Stanley M. Shaw incorporated by reference from exhibit 10.10 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

           *(10.12) Separation and Release Agreement for Leo D. Taylor incorporated by reference from exhibit 10.11 to registration statement number 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

            (10.13) Mid-Peninsula Bank lease agreement dated March 11, 1987 and associated documents related to premises located at 420 Cowper Street, Palo Alto, California, incorporated by reference from exhibit 10.13 to registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

           *(10.14) Mid-Peninsula Bank Profit Sharing and Savings Plan dated January 1, 1993, incorporated by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

           *(10.15) David L. Kalkbrenner employment agreement, dated March 3, 1992, incorporated by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

           *(10.16) Form of Mid-Peninsula Bank Indemnification Agreement for directors and executive officers, incorporated by reference from registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

            (10.17) Form of nonstatutory stock option agreement for outside directors under Mid-Peninsula Bancorp 1994 Stock Option Plan incorporated by reference from exhibit 4.6 to registration statement number 33-91076 on Form S-8, filed with the Commission on April 11, 1995.

            (10.18) Addendum to lease agreement dated March 11, 1987 for premises located at 420 Cowper Street, Palo Alto, California.

            (10.19) Addendum to lease agreement dated November 26, 1993 for premises located at 1313 Laurel Street, San Carlos, California.

           *(10.20)     Salary continuation agreement entered into with David
                        L. Kalkbrenner dated April 26, 1995.

           *(10.21)     Salary continuation agreement entered into with Murray
                        B. Dey dated April 26, 1995.

           *(10.22)     Salary continuation agreement entered into with Carol
                        H. Rowland dated April 26, 1995.

            (10.23) Non-management officer salary continuation agreement entered into with Susan K. Black dated April 26, 1995.

            (10.24) Non-management officer salary continuation agreement entered into with Kimberly S. Burgess dated April 26, 1995.

            (10.25) Non-management officer salary continuation agreement entered into with Jonas H. Stafford dated April 26, 1995.

            (10.26) Non-management officer salary continuation agreement entered into with Charles P. Banovac dated March 21, 1996.

             (21.1) The registrant's only subsidiary is its wholly-owned subsidiary, Mid-Peninsula Bank.

             (23.1)     Independent Auditors Consent.

             (27.1)     Financial Data Schedule.

                        *Denotes management contracts, compensatory plans or arrangements.


     (b) REPORTS ON FORM 8-K.  No reports on Form 8-K were filed in 1995.

An Annual Report for the fiscal year ended December 31, 1995, and Notice of Annual Meeting and Proxy Statement for the Company's 1996 Annual Meeting will be mailed to security holders subsequent to the date of filing of this Report. Copies of said materials will be furnished to the Commission in accordance with the Commission's Rules and Regulations.

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MID-PENINSULA BANCORP


Date: March 20, 1996                    By: /s/David L. Kalkbrenner
                                           --------------------------------
                                           David L. Kalkbrenner, President and
                                           Chief Executive Officer (Principal
                                           Executive Officer)


Date: March 20, 1996                    By: /s/Carol H. Rowland
                                           --------------------------------
                                           Carol H. Rowland, First Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signatures                    Title                         Date
          ----------                    -----                         ----

   /s/David L. Kalkbrenner     President, Chief Executive        March 20, 1996
   ------------------------    Officer and Director
   David L. Kalkbrenner        (Principal Executive Officer)


   /s/Murray B. Dey            Executive Vice President and      March 20, 1996
   ------------------------    Director
   Murray B. Dey


   ------------------------    Director                          March __, 1996
   Lawrence A. Aufmuth


   /s/John F. Blokker          Director                          March 20, 1996
   ------------------------
   John F. Blokker


   /s/Allan F. Brown           Director                          March 20, 1996
   ------------------------
   Allan F. Brown

   /s/Owen D. Conley           Director                          March 20, 1996
   ------------------------
   Owen D. Conley


   /s/Donald L. Hammond        Director                          March 20, 1996
   ------------------------
   Donald L. Hammond


   /s/R. Hewlett Lee, M.D.     Director                          March 20, 1996
   ------------------------
   R. Hewlett Lee, M.D.


   /s/Helen C. Leong           Director                          March 20, 1996
   ------------------------
   Helen C. Leong


   /s/George M. Marcus         Director                          March 20, 1996
   ------------------------
   George M. Marcus


   /s/Duncan L. Matteson       Chairman of the Board             March 20, 1996
   ------------------------    and Director
   Duncan L. Matteson


   /s/Donald H. Seiler         Director                          March 20, 1996
   ------------------------
   Donald H. Seiler


   /s/Warren R. Thoits         Director                          March 20, 1996
   ------------------------
   Warren R. Thoits


   /s/Bruce E. Van Alstyne     Director                          March 20, 1996
   ------------------------
   Bruce E. Van Alstyne


   /s/Edwin E. van Bronkhorst  Director                          March 20, 1996
   ------------------------
   Edwin E. van Bronkhorst

                                    EXHIBIT INDEX

 Exhibit                                                         Sequential
 Number                        Description                       Page Number
 -------                       -----------                       -----------

   10.17 Form of nonstatutory stock option agreement for outside directors under Mid-Peninsula Bancorp 1994 Stock Option
            Plan incorporated by reference from exhibit 4.6 to registration statement number 33-91076 on Form S-8, filed with the Commission on April 11, 1995.

   10.18 Addendum to lease agreement dated March 11, 1987 for premises located at 420 Cowper Street, Palo Alto, California.

   10.19 Addendum to lease agreement dated November 26, 1993 for premises located at 1313 Laurel Street, San Carlos, California.

  *10.20 Salary continuation agreement entered into with David L. Kalkbrenner dated April 26, 1995.

  *10.21 Salary continuation agreement entered into with Murray B. Dey dated April 26, 1995.

  *10.22 Salary continuation agreement entered into with Carol H. Rowland dated April 26, 1995.

   10.23 Non-management officer salary continuation agreement entered into with Susan K. Black dated April 26, 1995.

   10.24 Non-management officer salary continuation agreement entered into with Kimberly S. Burgess dated April 26, 1995.

   10.25 Non-management officer salary continuation agreement entered into with Jonas H. Stafford dated April 26, 1995.

   10.26 Non-management officer salary continuation agreement entered into with Charles P. Banovac dated March 21, 1996.

   23.1     Independent Auditors Consent.

   27.1     Financial Data Schedule.

            * Denotes management contracts, compensatory plans or arrangements