Form 10-Q
period 1996-03-31
MID PENINSULA BANCORP
filed 1996-05-15
CIK 775473

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 1O-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1996 OR
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________T O_________


COMMISSION FILE NUMBER        0-25034
                        ------------------

                                MID-PENINSULA BANCORP
 ------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    California                                        77-0387041
- ------------------------------------      ----------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

     420 Cowper Street Palo Alto CA                        94301
- -----------------------------------------             ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code:      (415) 323-5150
                                                         -------------

                                    None
- ------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X       No ____
                                         --------        --------



Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             Class                Shares Outstanding at May 8, 1996
- --------------------------        ------------------------------------
    Common Stock                            1,590,943

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                         MID-PENINSULA BANCORP AND SUBSIDIARY
                        Consolidated Condensed Balance Sheets
                                     (unaudited)
                                    (in thousands)




ASSETS                                                           March 31, 1996    December 31, 1995
- ------                                                          --------------    -----------------

Cash and due from banks                                         $    10,349         $    13,304
Federal funds sold                                                   34,000              15,700
Investment securities:
  Available-for-sale, at fair value                                  46,770              58,533

  Held-to-maturity, at amortized cost                                   855                 857
    (fair value of $839,200 & $838,000 as of
     March 31, 1996 and December 31, 1995,
     respectively.)                                                     430                 430
Federal reserve bank stock
Loans:
 Commercial                                                          95,860              92,971
 Real estate - construction                                          12,643               8,783
 Real estate - other                                                 28,254              24,296
 Less deferred loan fees                                               (477)               (448)
                                                                 -----------         -----------
    Total loans                                                     136,280             125,602
     Less allowance for loan losses                                  (1,836)             (1,716)
                                                                 -----------         -----------
       Net loans                                                    134,444             123,886
Premises and equipment, net                                             964                 995
Accrued interest and other assets                                     5,177               5,030
                                                                 -----------         -----------
     Total Assets                                               $   232,989         $   218,735
                                                                 -----------         -----------
                                                                 -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand - non-interest bearing                                   $    37,031         $    37,077
Demand - interest bearing                                            11,169              11,926
Savings and money market                                            114,059             102,124
Time certificates, $100,000 and over                                 37,848              36,682
Other time certificates                                               9,103               7,886
                                                                 -----------         -----------
     Total Deposits                                                 209,210             195,695
Accrued interest and other liabilities                                1,796               1,600
                                                                 -----------         -----------

     Total Liabilities                                              211,006             197,295

Shareholders' Equity:
Common stock , no par value - 6,000,000 shares
authorized; 1,590,943 and 1,571,757 shares issued
and outstanding , in 1996 & 1995, respectively                       15,592              15,425
Unrealized loss on securities available-for-sale, net                  (789)               (626)
Retained earnings                                                     7,180               6,641
                                                                 -----------         -----------
Total Shareholders' Equity                                           21,983              21,440
                                                                 -----------         -----------
     Total Liabilities and Shareholders' Equity                 $   232,989         $   218,735
                                                                 -----------         -----------
                                                                 -----------         -----------


                   MID-PENINSULA BANCORP AND SUBSIDIARY
              Consolidated Condensed Statements of Income
                             (unaudited)
           (in thousands, except share and per share amounts)


                                                   Three Months Ended
                                            March 31, 1996      March 31, 1995

Interest Income:

    Interest and fees on loans              $    3,419          $    2,900
    Interest on investment securities              752                 546
    Interest on federal funds sold                 285                 448
                                             ----------          ----------


          Total interest income                  4,456               3,894

Interest Expense:

    Demand, interest bearing                        52                  52
    Savings and money market accounts            1,027                 976
    Time certificates & other                      473                 359
    Other time certificates & other                112                  86
                                             ----------          -----------

           Total interest expense                1,664               1,473
                                             ----------          -----------

Net interest income                              2,792               2,421
Provision for possible loan losses                 120                  75
                                             ----------          -----------

Net interest income after provision
    for possible loan losses                     2,672               2,346

Non-interest income:

    Service charges and other fees                 131                  87
    Investment gains                                13                   0
    Other                                           38                   7
                                             ----------          ----------
           Total non-interest income               182                  94

Non-interest expenses:

    Salaries and benefits                          954                 827
    Occupancy and equipment                        284                 226
    Merger-related expenses                          0                   2
    Regulatory expenses                              7                  94
    Professional services                           79                  83
    Data Processing                                 31                  28
    Marketing                                       44                  53
    Other                                          140                 109
                                             ----------          ----------
           Total non-interest expenses           1,539               1,422
                                             ----------          ----------

Income before income taxes                       1,315               1,018
Provision for income taxes                         538                 394
                                             ----------          ----------
    Net Income                              $      777          $      624
                                             ----------          ----------
                                             ----------          ----------

Earnings per share                          $     0.49          $     0.41
                                             ----------          ----------
                                             ----------          ----------

Weighted average common shares outstanding   1,581,615           1,523,432

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                   Consolidated Condensed Statements of Cash Flows
                                     (unaudited)
                                    (in thousands)


                                                     Three Months Ended
                                               MARCH 31,1996   MARCH 31, 1995
                                               ------------------------------
Cash flows from operating activities:

Net Income                                       $      777     $      624
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss (gain) on sale of securities                   (13)             0
    Provision for possible loan losses                  120             75
    Depreciation and amortization                        79             56
    Decrease (increase) in interest receivable           (7)          (113)
    Decrease (increase) in other assets                 147           (198)
    Increase (decrease) in deferred loan fees            29           (103)
    Increase (decrease) in other liabilities            243            (50)
                                                   ---------      ---------


Net cash provided from operating activities           1,375            291
                                                   ---------      ---------

Cash flows from investment activities:

    Net decrease (increase) in loans                (10,707)          (980)
    Purchases of AFS securities                        (322)        (4,891)
    Purchases of held-to-maturity securities              0        (10,645)
    Principal payments on AFS securities                 16              4
    Sales of AFS securities                           9,000              0
    Maturities of available-for-sale securities       2,741          1,513
    Purchase of life insurance policy                  (235)             0
    Capital retirements (expenditures), net             (48)            17
                                                   ---------      ---------

Net cash used by investing activities                   445        (14,982)
                                                   ---------      ---------

Cash Flows from financing activities:

    Net increase (decrease) in deposits              13,515         13,922
    Dividends paid                                     (157)          (153)
    Stock options exercised                             167              0
                                                   ---------      ---------

Net cash provided by (used) by financing activities   13,525        13,769
                                                   ---------      ---------

Net increase (decrease) in cash and equivalents      15,345           (922)
Cash and equivalents at beginning of period          29,004         35,196
                                                   ---------      ---------
Cash and cash equivalents at end of period       $   44,349     $   34,274
                                                   ---------      ---------
                                                   ---------      ---------
Supplemental disclosure:
    Income taxes paid                            $      350     $      210
    Interest paid                                $    1,677     $    1,477

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                 Notes to Consolidated Condensed Financial Statements
                                    March 31, 1996
                                     (unaudited)

Note 1 - DESCRIPTION OF BUSINESS
         Mid-Peninsula Bancorp is a California corporation organized in 1984 under the name San Mateo County Bancorp ("San Mateo") to act as the bank holding company of San Mateo County National Bank which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1994, WestCal was merged with and into Mid-Peninsula Bank, a California state licensed bank organized in 1987 (the "Bank") in a transaction in which the Bank survived and became the wholly-owned subsidiary of San Mateo, and San Mateo concurrently changed its name to Mid-Peninsula Bancorp (the "Company").

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


Note 2 - BASIS OF PRESENTATION

         In the opinion of the Company, the unaudited consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiary at March 31, 1996 and December 31, 1995, and the results of its operations for the three month periods ended March 31, 1996 and 1995.

         Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.

Note 3   CONSOLIDATION

         The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, Mid-Peninsula Bank. All material intercompany accounts and transactions have been eliminated in consolidation.



Note 4   PER SHARE DATA

         Earnings per common share are calculated by dividing net income by the weighted average shares of common stock outstanding during the year plus the effect when dilutive of stock options. The weighted average shares outstanding for the quarters ended March 31, 1996 and 1995 were 1,581,615 and 1,523,432, respectively.



Note 5   RECLASSIFICATIONS

         Certain amounts in the accompanying 1996 and 1995 consolidated condensed financial statements have been reclassified to conform with the 1996 consolidated condensed financial statements presentation.



Note 6   ACCOUNTING PRONOUNCEMENT

         In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 and such adoption had no effect on the Company's consolidated net earnings or cash flows. The provisions of SFAS No. 123 became effective January 1, 1996.

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS


                         MID-PENINSULA BANCORP AND SUBSIDIARY



OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Total assets were $232,989,000 at March 31, 1996, an increase of $14,254,000 or 7% over total assets of $218,735,000 at December 31, 1995. From December 31, 1995 to March 31, 1996, total loans increased $10,678,000 (9%), held-to-maturity securities decreased $2,000 (0.02%), available-for-sale securities decreased $11,763,000 (20%), federal funds sold increased $18,300,000 (117%), while cash, premises and other assets had a net decrease of $2,839,000 (17%). The substantial decrease in investment securities was due in part to the increase in total loans and the increase of federal funds sold. The increase in asset size was funded primarily from a $13,515,000 (7%) increase in deposits, a $543,000 (3%) increase in shareholders equity, and by a $196,000 (12%) increase in other liabilities. The Bank's loan to deposit ratio increased from 64.18% at December 31, 1995 to 65.14% at March 31, 1996.

LOANS

Total outstanding commercial loans were $95,860,000 at March 31, 1996 compared to $92,971,000 at December 31, 1995, an increase of $2,889,000 (3%). Real estate construction loans increased $3,860,000 (44%) to $12,643,000 at March 31, 1996 compared to $8,783,000 at December 31, 1995, while other real estate loans increased $3,958,000 (16%) to $28,254,000 at March 31, 1996 compared to
$24,296,000 at December 31, 1995. The Company lends primarily to small and medium-sized businesses within its market area which is the San Francisco Peninsula limited by Mountain View to the south and Daly City to the north. The majority of the Company's loan portfolio consists of unsecured loans and real estate loans to small to medium sized businesses.

The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due, unless the loan is both well-secured and in the process of collection.

At March 31, 1996, the Company had no non-accrual loans, the same as at December 31, 1995. The Company had no loans that were 90 or more days past due at the close of either period. The ratio of non-performing loans to total loans was 0.00% at March 31, 1996, the same as at December 31, 1995.

Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, additions were made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through management assessments of risk. The Company's entire allowance is a valuation allocation; that is, it has been created by direct charges against operations through the provision for possible loan losses, modified by loan charge-offs and loan recoveries.

The provision for possible loan losses charged against operations is based upon the actual net loan losses incurred plus an amount for other factors, which in management's judgment deserve recognition in estimating possible loan losses. The Company evaluates the adequacy of its allowance for possible loan losses on an ongoing basis. Periodically, the Company has contracted with outsiders to perform an independent loan review. Both internal and external evaluations take into account the following: specific loan conditions as determined by management, the historical relationship between charge-offs and the level of the allowance, the estimated future loss in all significant loans, known deterioration in concentrations of credit, certain classes of loans or pledged collateral, historical loss experience based on volume and types of loans, the results of any independent review or evaluation of the loan portfolio quality conducted by or at the direction of Company management or by the bank regulatory agencies, trends in delinquencies and non-accruals, lending policies and procedures including those for charge-off, collection and recovery, national and local economic conditions and their effect on specific local industries, and the experience, ability and depth of lending management and staff. These factors are essentially judgmental and may not be reduced to a mathematical formula.


The ratio of the allowance for possible loan losses to total loans was 1.35% at March 31, 1996 compared to 1.37% at December 31, 1995. The Company provided an additional $120,000 during the first quarter of 1996 as an additional hedge against possible loan losses in a larger loan portfolio. There were no charge-offs during the quarter. The Company evaluates the allowance for possible loan losses based upon an analysis of specific categories of loans. The adequacy of the allowance is determinable only on an approximate basis since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. Management then considers the adequacy of the allowance for possible loan losses in relation to the total loan portfolio. Management believes that the allowance for credit losses at March 31, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charge-off in future periods can be made with any certainty.

LIQUIDITY MANAGEMENT

Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows. Core deposits, which include demand, interest-bearing demand, savings, money market, and time certificates of deposit under $100,000, provide a relatively stable funding base. Core deposits represented 82% of total deposits at March 31, 1996 compared to 81% of total deposits at year-end 1995. The Company's principal sources of asset liquidity are cash and due from banks, federal funds sold, and unpledged available-for-sale investment securities. At March 31, 1996, these sources totaled $85,119,000 or 40.69% of total deposits compared to $80,032,000 or 40.90% at year-end 1995. In the opinion of management, there are sufficient resources to meet the liquidity needs of the Company at present and foreseeable future levels.

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

The following table sets forth the distribution of repricing opportunities of the Bank's earning assets and interest bearing liabilities as of March 31, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate gap, the interest rate gap (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate gap ratio. The table sets forth the time periods during which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movement on the net interest margin since the repricing of various categories of assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such periods and at different rates.

INTEREST RATE SENSITIVITY
(in thousands, except ratios)



                                                      Next Day        Four         One
                                                       through      Months      through      After
Assets and liabilities                                   three     through         five       five
which mature or reprice                Immediately     months     one Year        years      Years       Total
- -----------------------------------------------------------------------------------------------------------------
Federal funds sold                     $   34,000          --         --             --         --        34,000
Investment securities                          --      15,859      5,021         14,791     12,385        48,056
Loans                                     122,880       2,267      8,208          2,773        407       136,535
- -----------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                   $  156,880      18,126     13,229         17,564     12,792       218,591
- -----------------------------------------------------------------------------------------------------------------

Demand, money market
     and savings                       $  126,430          --         --             --         --       126,430
Time Deposits                                  --      35,939     10,718            294         --        46,591
- -----------------------------------------------------------------------------------------------------------------

Total interest-bearing
     liabilities                       $  126,430      35,939     10,718            294         --       173,381
- -----------------------------------------------------------------------------------------------------------------
Interest rate gap                      $   30,450    (17,813)      2,511         17,270     12,792        45,210
- -----------------------------------------------------------------------------------------------------------------
Cumulative interest
     rate gap                          $   30,450      12,637     15,148         32,418     45,210
- -----------------------------------------------------------------------------------------------------------------

Interest rate gap ratio                      1.24*      (0.50)*     1.13*         59.74*
- -----------------------------------------------------------------------------------------------------------------
Cumulative interest
     rate gap ratio                          1.24*       1.08*      1.09*          1.19*
- -----------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

Capital management is a continuous process of providing adequate capital for current needs and anticipated future growth. Capital serves as a source of funds for the acquisition of fixed and other assets and protects depositors against potential losses. As the Company's assets increase, so do its capital requirements.

The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.00% of its assets and commitments to extend credit, weighted by risk of which at least 4.00% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves.

The Board of Governors also adopted a 3.00% minimum leverage ratio for banking organizations as a supplement to the risk-weighted capital guidelines. The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments). The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

The Board of Governors emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks.

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDlCIA, financial institutions are placed into one of five capital adequacy categories as follows; (1) Well Capitalized, consisting of institutions with a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a leverage ratio of 5.00% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) Adequately Capitalized, consisting of institutions with a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater and a leverage ratio of 4.00% or greater, and the institution does not meet the definition of a well capitalized institution; (3) Undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 8.00%, a Tier 1 risk-based capital ratio of less that 4.00% or a leverage ratio of less than 4.00%; (4) Significantly Undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a leverage ratio of less than 3.00%; (5) Critically Undercapitalized, consisting of an institution with a ratio off tangible equity to total assets that is equal to or less than 2.00%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets,
(ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distribution, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

The following table sets forth the Company's risk-weighted and leverage capital ratios as of March 31, 1996 and December 31, 1995. As indicated in the table, the Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations.



RISK-BASED CAPITAL
(in thousands, except ratios)
                                   March 31. 1995           December 31, 1995
                                  -----------------         -----------------
Ratios                              Amount    Ratio         Amount      Ratio
- -----------------------------------------------------------------------------
Tier 1 Capital                    $  21,797    13.33%       21,440     14.36%
Tier 1 Capital minimum
   requirement                    $   6,539     4.00%        5,971      4.00%
- -----------------------------------------------------------------------------

Total Capital                     $  23,633    14.46%       23,156     15.51%
Total Capital minimum
   requirement                    $  13,078     8.00%       11,944      8.00%
- -----------------------------------------------------------------------------

Total risk-adjusted assets        $ 163,482                149,296
- -----------------------------------------------------------------------------

Leverage Ratio:
- -----------------------------------------------------------------------------

Tier 1 Capital to adjusted
  total assets                   $   21,797    10.78%       21,440      9.76%
- -----------------------------------------------------------------------------


Quarterly average
  total assets                   $  221,012                219,783
- ------------------------------------------------------------------------------

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

                                RESULTS OF OPERATIONS


                          Three months Ended March 31, 1996
                                  Compared with the
                          Three months Ended March 31, 1995


Net income of $777,000 for the three months ended March 31, 1996 increased $153,000 or 25% as compared to the $624,000 earned for the same period ended March 31, 1995. The increase in net income for the period was primarily due to an increase in net interest income that was higher than the increases noted in the provision for possible loan losses and operating expenses aided by an increase in non-interest income.

Net interest income for March 31, 1996 was $2,792,000, compared to $2,421,000 for the same period ended March 31, 1995, an increase of $371,000 or 15%. Net interest income depends primarily on the volume of interest-earning assets and interest-bearing liabilities in relation to the net interest spread (the difference between the yield earned on the Company's interest-earning assets and the interest rate paid on the Company's interest-bearing liabilities) as well as the relative balances of interest-earning assets and interest-bearing liabilities. The smaller the level of interest-earning assets when compared to the level of interest-bearing liabilities, the greater the interest rate spread must be in order to achieve positive net interest income. For the three months ended March 31, 1996, the Company had $207,275,000 of average interest-earning assets compared to $178,256,000 for the same period ended March 31, 1995, an increase of $28,749,000 or 16%. The Company's yield on earning assets for the three months ended March 31, 1996 decreased to 8.70% compared to 8.79% during the comparable period in 1995. The decrease in earnings yields reflects the highly competitive nature of the Bank's market as well as declines in interest rates in the Federal funds and securities markets. Interest income increased $562,000 or 14% for the three months ended March 31, 1996 compared to the same 1995 period due to the increase in average earnings assets offset by the decline in earning asset yields.

The following table presents, for the periods indicated, the Company's total dollar amount of interest income, on a tax equivalent basis, from average interest-earning assets and the resultant yields, as well as the interest expense of average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income and the net earning balance for the periods indicated.

Average deposits for the Company for the three months ended March 31, 1996 were $197,580,000, a $28,550,000 or 17% increase compared to the quarter ended March 31, 1995. The Company's average cost of funds for the period ended March 31, 1996 was 3.37% which yielded a net spread of 4.65%. This compares to an average cost of funds of 3.49% and a net spread of 4.61% for the comparable 1995 period. Interest expense of $1,664,000 for the three months ended March 31, 1996 was $191,000 or 13% more than the comparable 1995 period. Net interest income for the period ended March 31, 1996 increased $371,000 or 15% to $2,792,000 and resulted from increased levels of earning assets at higher earning asset yields and deposits at moderately increased levels of interest-bearing expense rates.

INTEREST RATE SPREAD ANALYSIS
(in thousands, except percentages)


                                                          March 31, 1996                        March 31, 1995
                                             ------------------------------------     ---------------------------------
                                                Average                   Average      Average                 Average
                                               Balance     Interest         Rate      Balance     Interest      Rate
- -----------------------------------------------------------------------------------------------------------------------

Assets:
Loans (1)                                   $  131,986       3,419        10.36%       109,025       2,900      10.64%
        Taxable investments                     40,472         595         5.88         31,063         467       6.01
        Non-taxable investments (2)             12,091         209         6.91          6,555         106       6.47
        Federal funds sold                      22,726         285         5.02         31,883         448       5.62
- -----------------------------------------------------------------------------------------------------------------------

        Total earning assets                   207,275       4,508         8.70%       178,526       3,921       8.79%
- -----------------------------------------------------------------------------------------------------------------------

        Cash and due from banks                  9,557                                   7,528
        Premises and equipment, net                920                                     917
        Other Assets                             3,260                                   1,157
- -----------------------------------------------------------------------------------------------------------------------

          Total assets                      $  221,012                                 188,128
- -----------------------------------------------------------------------------------------------------------------------

Liabilities and Equity
        Demand w/ interest,                 $   10,180          52         2.04%        10,032          52       2.07%
        Savings and money market               109,278       1,027         3.76         93,357         976       4.18
        Time deposits $100,000 and over         36,142         473         5.23         30,232         359       4.75
        Other time deposits                      8,586         112         5.22          7,459          86       4.61
- -----------------------------------------------------------------------------------------------------------------------

        Total interest bearing deposits        164,186       1,664         4.05%       141,080       1,473      4.18%
        Non-interest demand deposits            33,394                                  27,950
- -----------------------------------------------------------------------------------------------------------------------

        Total deposits                         197,580       1,664         3.37%       169,030       1,473      3.49%
        Other Liabilities                        1,634                                     921
- -----------------------------------------------------------------------------------------------------------------------

        Total liabilities                      199,214                                 169,951
        Shareholders' equity                    21,798                                  18,177
- -----------------------------------------------------------------------------------------------------------------------

           Total liabilities and equity     $  221,012                                 188,128
- -----------------------------------------------------------------------------------------------------------------------

           Net interest spread                                             4.65%                                4.61%
           Net interest income/margin  (3)                 $  2,844        5.49%                     2,448      5.48%


1. Loan interest includes loan fees of $194,000 and $147,000 for March 1996 and March 1995, respectively.
2. Tax exempt interest income includes $53,000 and $27,000 for March 1996 and March 1995, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
3. Net interest margin is computed by dividing net interest income by total average earning assets as adjusted for any non-accrual loans.

The Company provided $120,000 to the allowance for possible loan losses for the three months ended March 31, 1996 compared to $75,000 for the comparable period in 1995. This modest addition to the allowance recognizes the improvement of the local economy, resulting in a lower level of classified loans and charge-offs.

No Loans were charged-off for the three months ended March 31, 1996, the same as during the comparable period ending March 31, 1995.

Non-interest income was $182,000 during the period ending March 31, 1996 compared to $94,000 during the comparable period in 1995 due primarily to an increase of service charge income.

Salaries and benefits expense for the three months ended March 31, 1996 was $954,000, a $127,000 or 15% increase over the comparable period in 1995. This increase includes normal cost of living increases and selective additions to staff to take advantage of a larger, more complex market area and service organization.

Other non-interest expenses including occupancy expense were $585,000 for the period ended March 31, 1996 compared to $595,000 for the same period in 1995 a $10,000 or 2% decrease due primarily to decreased regulatory expense.

Applicable income taxes of $538,000 for the three months ended March 31, 1996 were $144,000 or 37% higher than for the comparable 1995 period. The Company's effective tax rate for the three months ending March 31, 1996 was 40.90% compared to 38.70% for the comparable period in 1995.

PART 11-OTHER INFORMATION


Item 1 -  Legal Proceedings
              None

Item 2 -  Changes in Securities
              None

Item 3 -  Defaults Upon Senior Securities
              None

Item 4 -  Submission of Matters to a vote of Security Holders
              None

Item 5 -  Other Materially Important Events
              None

Item 6 - Exhibits and Reports on Form 8-K
              None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                  MID-PENINSULA BANCORP


MAY 9, 1996                       By:  /s/ David L. Kalkbrenner
- -----------                             ---------------------------------
    Date                               David L. Kalkbrenner
                                       President and
                                       Chief Executive Officer
                                        (Principal Executive Officer)


May 9, 1996                       By:  /s/ Carol H. Rowland
- -----------                              ---------------------------------
     Date                              Carol H. Rowland
                                       First Vice President and
                                        Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)