Form 10-Q
period 1996-06-30
MID PENINSULA BANCORP
filed 1996-08-07
CIK 775473

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   X       Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- ---------  Exchange Act of 1934

For the Quarterly period ended         June 30,  1996         or
                               ------------------------------

- ---------  Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

For the transition period from              to
                               ------------    ------------

Commission file number                0-25034
                       ------------------------------------

                           MID-PENINSULA BANCORP
         ----------------------------------------------------
         Exact name of registrant as specified in its charter


            California                              77-0387041
- --------------------------------       ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


    420 Cowper Street, Palo Alto, CA                          94301
 ---------------------------------------                   ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (415) 323-5150
                                                    -----------------

                                   None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X      No
                            -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class                      Shares Outstanding at July 30, 1996
    ------------                   -----------------------------------
    Common Stock                              1,635,843

The Index to Exhibits is located at page 22.

                                              Page 1 of 69 Pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            MID-PENINSULA BANCORP AND SUBSIDIARY

                            Consolidated Condensed Balance Sheets
                                    (Dollars in thousands)

Assets:                                June 30, 1996          December 31, 1995
- ------                                 -------------          -----------------
                                        (unaudited)              (audited)
Cash and due from banks                 $ 12,024                    $ 13,304
Federal funds sold                        36,400                      15,700
Investment Securities:
   Available-for-sale, at fair value      47,855                      58,533
   Held-to-maturity, at amortized cost     2,397                         857
     (fair value of $2,412,000 &
     $838,000 in 1996 and 1995
     respectively)
Federal reserve bank stock                   430                         430
Loans:
   Commercial                            107,107                      92,971
   Real estate - construction             15,117                       8,783
   Real estate - other                    26,197                      24,296
   Less deferred loan fees                  (454)                       (448)
                                        --------                    --------
   Total loans                           147,967                     125,602
   Less allowance for possible
     loan losses                          (1,933)                     (1,716)
                                        --------                    --------
Net loans                                146,034                     123,886
Premises and equipment, net                1,026                         995
Accrued interest and other assets          5,246                       5,030
                                        --------                    --------
Total Assets                            $251,412                    $218,735
                                        --------                    --------
                                        --------                    --------
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits:
   Demand, noninterest-bearing          $ 41,764                    $ 37,077
   Demand, interest-bearing               10,214                      11,926
   Savings and money market              117,090                     102,124
   Time certificates, $100,000 and over   49,079                      36,682
   Other time certificates                 8,987                       7,886
                                        --------                    --------
Total deposits                           227,134                     195,695
Accrued interest and other liabilities     1,480                       1,600
                                        --------                    --------
Total liabilities                        228,614                     197,295

Shareholders' equity:
   Common stock, no par value -
     6,000,000 shares authorized;
     1,628,343 and 1,571,757 shares
     issued and outstanding in 1996
     & 1995, respectively                 15,966                      15,425
   Unrealized loss on securities
     available-for-sale, net                (897)                       (626)
   Retained earnings                       7,729                       6,641
                                        --------                    --------
Total Shareholders' equity                22,798                      21,440
                                        --------                    --------
Total Liabilities and Shareholders'
 equity                                 $251,412                    $218,735
                                        --------                    --------
                                        --------                    --------

                                              Page 2 of 69 Pages

                            MID-PENINSULA BANCORP AND SUBSIDIARY

                         Consolidated Condensed Statements of Income
                                         (unaudited)
                      (in thousands, except share and per share amounts)

                                               Three Months Ended                 Six Months Ended
                                             June 30        June 30            June 30       June 30
                                              1996           1995               1996          1995
                                           ----------      ----------       ----------      ----------

Interest income:

   Loans (including fees)                  $    3,622      $    3,081       $    7,041      $    5,981
   Investment securities                          630             813            1,382           1,359
   Federal funds sold                             424             351              709             799
                                           ----------      ----------       ----------      ----------
Total interest income                           4,676           4,245            9,132           8,139

Interest expense:
   Demand, interest-bearing                        54              56              106             108
   Savings and money market                     1,048           1,023            2,075           1,999
   Time certificates, $100,000 and over           540             460            1,013             819
   Other time certificates                        114              92              226             178
                                           ----------      ----------       ----------      ----------
Total interest expense                          1,756           1,631            3,420           3,104
                                           ----------      ----------       ----------      ----------
Net interest income                             2,920           2,614            5,712           5,035
Provision for possible loan losses                100              80              220             155
                                           ----------      ----------       ----------      ----------

Net interest income after provision for
 possible loan losses                           2,820           2,534            5,492           4,880
Noninterest income                                 97             147              279             242
Noninterest expenses:
  Salaries and employee benefits                  978             854            1,932           1,681
  Occupancy and equipment                         288             241              572             467
  Other                                           307             456              608             826
                                           ----------      ----------       ----------      ----------
Total noninterest expense                       1,573           1,551            3,112           2,974
                                           ----------      ----------       ----------      ----------

Income before income taxes                      1,344           1,130            2,659            2,148
Income taxes                                      550             453            1,088              847
                                           ----------      ----------       ----------      ----------
Net income                                 $      794      $      677       $    1,571       $    1,301
                                           ----------      ----------       ----------      ----------
                                           ----------      ----------       ----------      ----------
Weighted average common share
  Equivalents outstanding                   1,620,865       1,540,762        1,629,992        1,537,216
Earnings per weighted average share             $0.49           $0.44            $0.96            $0.85
                                           ----------      ----------       ----------      ----------
                                           ----------      ----------       ----------      ----------

                                              Page 3 of 69 Pages



                            MID-PENINSULA BANCORP AND SUBSIDIARY

                       Consolidated Condensed Statements of Cash Flows
                                       (unaudited)
                                     (in thousands)

                                                                 Six  Months Ended
                                                            June 30             June 30
                                                             1996                1995
                                                           -------             -------
Cash flows from operating activities:
   Net income                                              $ 1,571             $ 1,301
   Adjustments to reconcile net income to net cash
   provided by operating activities -
   Loss (gain) on sale of securities                            97                  (3)
   Provision for possible loan losses                          220                 155
   Depreciation and amortization                               160                 142
   Increase in interest receivable                              93                (114)
   Increase in other assets                                   (293)               (205)
   Increase(decrease) in deferred tax benefit                   58                 140
   Increase(decrease) in deferred loan fees                      6                (108)
   Decrease in other liabilities                              (120)               (235)
   Amortization of Premium - Securities                        (88)                (78)
                                                           -------             -------
Net cash provided from operating activities                  1,704                 995
                                                           -------             -------
Cash flows from investing activities:
   Net increase in loans                                   (22,368)             (5,897)
   Purchases of available-for-sale securities              (11,414)              1,447
   Purchases of held-to-maturity securities                 (1,540)            (25,482)
   Principal payments on available-for-sale securities          25                  26
   Sales of available-for-sale securities                    5,490                   -
   Maturities/calls of available-for-sale securities        16,045                   -
   Maturities/calls of held-to-maturity securities               -               1,000
   Additional investment in other real estate owned              -                (476)
   Purchase of life insurance policy                          (297)             (2,235)
   Capital expenditures, net                                  (191)                (97)
                                                           -------             -------
Net cash used by investing activities                      (14,250)            (31,714)
                                                           -------             -------
Cash Flows from financing activities:
   Net increase in deposits                                 31,526              20,814
   Dividends paid                                             (640)               (306)
   Stock options exercised                                   1,080                  21
                                                           -------             -------
Net cash provided by (used) by financing activities         31,966              20,529
                                                           -------             -------
Net increase in cash and equivalents                        19,420             (10,190)
Cash and cash equivalents at beginning of period            29,004              35,196
                                                           -------             -------

Cash and cash equivalents at end of period                 $48,424             $25,006
                                                           -------             -------
                                                           -------             -------
Supplemental disclosures:
Income taxes paid                                          $   760             $ 1,135

Interest paid                                              $ 3,420             $ 3,130

                                              Page 4 of 69 Pages

                          MID-PENINSULA BANCORP AND SUBSIDIARY

                  Notes to Consolidated Condensed Financial Statements
                                       June 30, 1996
                                        (unaudited)

Note 1    DESCRIPTION OF BUSINESS

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

Note 2    BASIS OF PRESENTATION

          In the opinion of the Company, the unaudited condensed consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiary at June 30, 1996 and December 31, 1995, and the results of its operations for the quarter and year-to-date periods ended June 30, 1996 and 1995.


                                              Page 5 of 69 Pages

          Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the quarter and year-to-date periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.


Note 3    CONSOLIDATION

          The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, Mid-Peninsula Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4    PER SHARE DATA

          Earnings per common share are calculated by dividing net income by the weighted average shares of common stock outstanding during the year plus the effect, when dilutive, of stock options. The weighted average shares outstanding for the quarters ended June 30, 1996 and 1995 were 1,620,865 and 1,524,806 respectively.


Note 5    RECLASSIFICATIONS

          Certain amounts in the accompanying 1995 consolidated condensed financial statements have been reclassified to conform with the 1996 consolidated condensed financial statements presentation.


Note 6    CASH DIVIDEND

          The company paid a quarterly cash dividend of $0.15 per share on July 12, 1996 to shareholders of record on June 28, 1996.

                                              Page 6 of 69 Pages

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MID-PENINSULA BANCORP AND SUBSIDIARY

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Total assets were $251,412,000 at June 30, 1996, an increase of $32,677,000 or 15% over total assets of $218,735,000 at December 31, 1995. From December 31, 1995 to June 30, 1996, total loans increased $22,365,000 (18%), held-to-maturity securities increased $1,540,000 (180%), available-for-sale securities decreased $10,678,000 (18%), federal funds sold increased $20,700,000 (132%), while cash, premises and other assets had a net decrease of $1,033,000 (5%). The substantial decrease in investment securities was due in part to the increase in total loans and the increase of federal funds sold. The increase in asset size was funded primarily from a $31,439,000 (16%) increase in deposits, a $1,358,000 (6%) increase in shareholders' equity, offset by a $120,000 (8%) decrease in other liabilities. The Bank's loan to deposit ratio increased from 64.18% at December 31, 1995 to 65.15% at June 30, 1996.

LOANS

Total outstanding commercial loans were $107,107,000 at June 30, 1996 compared to $92,971,000 at December 31, 1995, an increase of $14,136,000 (15%). Real estate construction loans increased $6,334,000 (72%) to $15,117,000 at June 30, 1996 compared to $8,783,000 at December 31, 1995, while other real estate loans increased $1,901,000 (8%) to $26,197,000 at June 30, 1996 compared to $24,296,000 at December 31, 1995. The Company lends primarily to small and medium-sized businesses within its market area which is the San Francisco Peninsula limited by Mountain View to the south and Daly City to the north. The majority of the Company's loan portfolio consists of unsecured loans and real estate loans to small to medium sized businesses.

The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due, unless the loan is both well-secured and in the process of collection.

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. At June 30, 1996, the Company had no non-accrual loans, the same as at December 31, 1995. The Company had no loans that were 90 or more days past due at the close of either period. The ratio of non-performing loans to total loans was 0.00% at June 30, 1996, the same as at December 31, 1995. The Company had no troubled debt or restructured loans, potential problem loans or loan concentrations at June 30, 1996 and December 31, 1995.

Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, additions were made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of regulatory examinations conducted by governmental agencies and through management assessments of risk. The Company's

                                              Page 7 of 69 Pages
entire allowance is a valuation allocation; that is, it has been created by direct charges against operations through the provision for possible loan losses, modified by loan charge-offs and loan recoveries.

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

The ratio of the allowance for possible loan losses to total loans was 1.31% at June 30, 1996 compared to 1.37% at December 31, 1995. The Company provided an additional $220,000 during the first half of 1996 as an additional hedge against possible loan losses in a larger loan portfolio. There were $3,000 in charge-offs during the period. The Company evaluates the allowance for possible loan losses based upon an analysis of specific categories of loans. The adequacy of the allowance is determinable only on an approximate basis since estimates as to the magnitude and timing of loan losses are not predictable because of the impact of external events. Management then considers the adequacy of the allowance for possible loan losses in relation to the total loan portfolio. Management believes that the allowance for credit losses at June 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loan charge-offs in future periods can be made with any certainty.

LIQUIDITY MANAGEMENT

Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows. Core deposits, which include demand, interest-bearing demand, savings, money market, and time certificates of deposit under $100,000, provide a relatively stable funding base. Core deposits represented 78% of total deposits at June 30, 1996 compared to 81% of total deposits at year-end 1995. The Company's principal sources of asset liquidity are cash and due from banks, federal funds sold, and unpledged available-for-sale investment securities. At June 30, 1996, these sources totaled $90,279,000 or 39.75% of total deposits compared to $80,032,000 or 40.90% at year-end 1995. In the opinion of management, there are sufficient resources to meet the liquidity needs of the Company at present and foreseeable future levels.

                                              Page 8 of 69 Pages

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

The following table sets forth the distribution of repricing opportunities of the Bank's earning assets and interest bearing liabilities as of June 30, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate gap, the interest rate gap (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate gap ratio. The table sets forth the time periods during which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movement on the net interest margin since the repricing of various categories of assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such periods and at different rates.

REPRICING PERIODS

                                      ONE        2-180     181-365      > 1 YEAR       OVER       NON-RATE
(Dollars in thousands)                DAY        DAYS       DAYS       TO 5 YEARS     5 YEARS     SENSITIVE      TOTAL
- -----------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
FEDERAL FUNDS SOLD                 $ 36,400          -          -             -             -                    36,400
AVAILABLE-FOR-SALE INV.              12,118      2,043      5,837         19,213        8,644            -       47,855
HELD-TO-MATURITY INV.                     -          -        853            541        1,003            -        2,397
OTHER INVESTMENTS                         -          -          -              -          430            -          430
LOANS                               130,092      6,310      2,731          8,137          184          967      148,421
LOAN LOSS/UNEARNED FEES                   -          -          -              -            -       (2,387)      (2,387)
CASH AND DUE FROM BANKS                   -          -          -              -            -       12,024       12,024
OTHER ASSETS                              -          -          -              -            -        6,272        6,272
- -----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $178,610      8,353      9,421         27,891       10,261       16,876      251,412
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES AND
EQUITY:
DEPOSITS
     DEMAND                        $      -          -          -              -            -      41,764        41,764
     INTEREST CHECKING               10,214          -          -              -            -           -        10,214
     MMDA AND SAVINGS               117,090          -          -              -            -           -       117,090
     TIME DEPOSITS
          > $100 MILLION                  -     42,290      6,689            100            -           -        49,079
          < $100 MILLION                  -      6,438      2,302            247            -           -         8,987
OTHER LIABILITIES                         -          -          -              -            -       1,480         1,480
SHAREHOLDERS' EQUITY                      -          -          -              -            -      22,798        22,798
- -----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY       $127,304     48,728      8,991            347            -      66,042       251,412
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
GAP                                $ 51,306    (40,375)       430         27,544       10,261     (49,166)            -
CUMULATIVE GAP                       51,306     10,931     11,361         38,905       49,166           -             -
CUMULATIVE GAP/TOTAL ASSETS           20.41%      4.35%      4.52%         15.47%       19.56%          -             -

                                              Page 9 of 69 Pages

CAPITAL RESOURCES

Capital management is a continuous process of providing adequate capital for current needs and anticipated future growth. Capital serves as a source of funds for the acquisition of fixed and other assets and protects depositors against potential losses. As the Company's assets increase, so do its capital requirements.

The Board of Governors and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.00% of assets and commitments to extend credit weighted by risk, of which at least 4.00% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves.

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

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDlCIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) Well Capitalized, consisting of institutions with a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a leverage ratio of 5.00% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) Adequately Capitalized, consisting of institutions with a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater and a leverage ratio of 4.00% or greater, and the institution does not meet the definition of a well capitalized institution; (3) Undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 8.00%, a Tier 1 risk-based capital ratio of less that 4.00% or a leverage ratio of less than 4.00%; (4) Significantly Undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a

                                             Page 10 of 69 Pages
leverage ratio of less than 3.00%; (5) Critically Undercapitalized, consisting of an institution with a ratio off tangible equity to total assets that is equal to or less than 2.00%.

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

The following table sets forth the Company's risk-weighted and leverage capital ratios as of June 30, 1996 and December 31, 1995. As indicated in the table, the Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations.


                            Risk Based Capital Ratio
                                  (unaudited)

                                          June 30, 1996     December 31, 1995
                                         ---------------    -----------------
Ratios (dollars in thousands)            Amount   Ratio       Amount   Ratio
- -----------------------------------------------------------------------------
Tier 1 capital                          $ 22,784   12.15%     $ 21,440  14.36%
Tier 1 capital minimum requirement      $  7,499    4.00%     $  5,971   4.00%

Total capital                           $ 24,717   13.18%     $ 23,156  15.51%
Total capital minimum requirement       $ 14,999    8.00%     $ 11,944   8.00%

Total risk based assets                 $187,492              $149,296



                              Leverage Capital Ratio
                                   (unaudited)


                                         June 30, 1996      December 31, 1995
                                         ---------------    -----------------
Ratios (dollars in thousands)           Amount     Ratio     Amount     Ratio
- -----------------------------------------------------------------------------
Tier 1 capital to adjusted total assets $ 22,784   9.97%     $ 21,440   9.76%
Quarterly average total assets          $228,568             $219,783

                                             Page 11 of 69 Pages

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

MERGER

Mid-Peninsula Bancorp and Cupertino National Bancorp signed an Amended and Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996 (the "Agreement"), whereby Cupertino National Bancorp will merge with and into Mid-Peninsula Bancorp and Mid-Peninsula Bancorp will change its name to Greater Bay Bancorp. Mid-Peninsula Bank and Cupertino National Bank & Trust will operate as wholly-owned subsidiaries of Greater Bay Bancorp and will focus on serving the greater Bay area, including the Peninsula and South Bay markets, through their seven office locations.

The terms of the Agreement provide for Cupertino National Bancorp shareholders to receive .81522 of a share of Mid-Peninsula Bancorp common stock for each share of Cupertino National Bancorp common stock in a tax-free exchange to be accounted for as a "pooling-of-interests." As part of the Agreement, Mid-Peninsula will list its shares on the Nasdaq National Market, and, concurrent with closing, will be renamed Greater Bay Bancorp. Following the merger, the shareholders of Mid-Peninsula Bancorp will own approximately 51% of the combined company and the shareholders of Cupertino National Bancorp will own approximately 49% of the combined company, giving effect to all outstanding options.

Greater Bay Bancorp's new Board of directors will consist of five directors from Mid-Peninsula Bancorp and five from Cupertino National Bancorp, with Duncan L. Matteson (Chairman of Mid-Peninsula Bancorp) and John M. Gatto (Chairman of Cupertino National Bancorp) serving as co-Chairmen. David L. Kalkbrenner, who will serve as President and Chief Executive Officer of Greater Bay Bancorp, will continue as President and Chief Executive Officer of Mid-Peninsula Bank, and C. Donald Allen will remain as Chairman and Chief Executive Officer of Cupertino National Bank & Trust. Steven C. Smith, the Chief Operating Officer of Cupertino National Bancorp, will serve as Chief Operating Officer and Chief Financial Officer of Greater Bay Bancorp.

In connection with the Agreement, Mid-Peninsula Bancorp and Cupertino National Bancorp have granted each other options to purchase up to 19.0% of the outstanding shares of each other's common stock under certain circumstances in the event the transaction is terminated. The merger is expected to be completed in the fourth quarter of 1996, subject to shareholder and regulatory approvals.

                                             Page 12 of 69 Pages

                             RESULTS OF OPERATIONS

                       Three months Ended June  30, 1996
                               Compared with the
                        Three months Ended June 30, 1995


Net income of $794,000 for the three months ended June 30, 1996 increased $117,000 or 17% as compared to the $677,000 earned for the same period ended June 30, 1995. The increase in net income for the period was primarily due to an increase in net interest income that was higher than the increases noted in the provision for possible loan losses and operating expenses aided by an increase in non-interest income.

Net interest income for June 30, 1996 was $2,920,000, compared to $2,614,000 for the same period ended June 30, 1995, an increase of $306,000 or 12%. Net interest income depends primarily on the volume of interest-earning assets and interest-bearing liabilities in relation to the net interest spread (the difference between the yield earned on the Company's interest-earning assets and the interest rate paid on the Company's interest-bearing liabilities) as well as the relative balances of interest-earning assets and interest-bearing liabilities. The smaller the level of interest-earning assets when compared to the level of interest-bearing liabilities, the greater the interest rate spread must be in order to achieve positive net interest income. For the three months ended June 30, 1996, the Company had $221,874,000 of average interest-earning assets compared to $189,217,000 for the same period ended June 30, 1995, an increase of $32,657,000 or 17%. The Company's yield on interest-earning assets for the three months ended June 30, 1996 decreased to 8.56% compared to 8.97% during the comparable period in 1995. The decrease in earnings yield reflects the highly competitive nature of the Bank's market as well as declines in interest rates in the Federal funds and securities markets. Interest income increased $431,000 or 10% for the three months ended June 30, 1996 compared to the same 1995 period due to the increase in average interest-earning assets offset by the decline in earning asset yields.

Average deposits for the Company for the three months ended June 30, 1996 were $211,649,000, a $31,404,000 or 17% increase compared to the quarter ended June 30, 1995. The Company's average cost of funds for the period ended June 30, 1996 was 3.32% which yielded a net spread of 4.51%. This compares to an average cost of funds of 3.62% and a net spread of 4.74% for the comparable 1995 period. Interest expense of $1,756,000 for the three months ended June 30, 1996 was $125,000 or 8% more than the comparable 1995 period. Net interest income for the period ended June 30, 1996 increased $306,000 or 12% to $2,920,000 and resulted from increased levels of earning assets at higher earning asset yields and deposits at moderately increased levels of interest-bearing expense rates.

                                             Page 13 of 69 Pages

The following table presents, for the periods indicated, the Company's total dollar amount of interest income, on a tax equivalent basis, from average interest-earning assets and the resultant yields, as well as the interest expense of average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income and the net average earning balances for the periods indicated.

AVERAGE BALANCE SHEET

                           MID-PENINSULA BANCORP AND SUBSIDIARY
                                  Average Balance Sheet
                               Three Months ended June 30
                                      (unaudited)

(in thousands, except percentages)        1996                          1995
- -----------------------------------------------------------------------------------------
                                Average             Average   Average             Average
                                Balance  Interest    Rate(1)  Balance   Interest   Rate (1)
- ------------------------------------------------------------------------------------------
Assets:
  Loans                        $143,125   $3,622(2) 10.12%   $112,767    $3,081(2) 10.93%
  Taxable investments            34,105      493     5.78%     45,405       709     6.25%
  Non-taxable investments        11,915      208     6.98%      7,589       104     5.48%
  Fed funds sold and other       32,729      424     5.18%     23,456       351     5.99%
                               --------   -------   ------   ---------   -------   ------
Total earning assets            221,874   $4,747     8.56%    189,217    $4,245     8.97%
Cash and due from banks          10,103                         7,412
Premises and equipment, net         899                           931
Other assets (3)                  3,254                         2,455
                               --------                      --------
Total assets                   $236,130                      $200,015
                               --------                      --------
                               --------                      --------
Liabilities and Shareholders'
 Equity:
 Deposits:
  Demand with interest         $ 11,711   $   54     1.84%   $ 11,588    $   56     1.93%
  Savings and money market      111,093    1,048     3.77%     97,835     1,023     4.18%
  Time deposits GREATER THAN
   $100,000                      41,717      540     5.18%     37,241       460     4.94%
  Other time deposits             8,922      114     5.11%      7,270        92     5.06%
                               --------   -------   ------   ---------   -------   ------
Total interest-bearing deposits 173,443    1,756     3.32%    153,934     1,631     3.62%
                                          -------                        -------
Non-interest deposits            38,206                        26,311
Other liabilities                 2,031                         1,145
                               --------                      --------
Total liabilities               213,680                       181,390
Shareholders' equity             22,450                        18,625
                               --------                      --------
Total liabilities and equity   $236,130                      $200,015
                               --------                      --------
                               --------                      --------
Net interest spread                                  4.51%                          4.73%
Net interest income
 and margin                               $2,991     5.39%               $2,614     5.53%
- -----------------------------------------------------------------------------------------

(1)   Annualized
(2) Loan interest income includes fee income of $187,000 and $156,000 for the quarters ended June 30, 1996 and 1995, respectively
(3) Includes the average allowances for loan losses of $1,875,000 and $1,536,000 and average deferred loan fees of $428,000 and $341,000 for the quarters ended June 30, 1996 and 1995, respectively

The Company provided $100,000 to the allowance for possible loan losses for the three months ended June 30, 1996 compared to $80,000 for the comparable period in 1995. This modest addition to the allowance recognizes the improvement of the local economy, resulting in a lower level of classified loans and charge-offs.

Net charge-offs were $3,000 for the three months ended June 30, 1996 , compared to net recoveries of $2,000 in the three month period ending June 30, 1995.
                                             Page 14 of 69 Pages

Non-interest income was $97,000 during the period ending June 30, 1996 compared to $147,000 during the comparable period in 1995 due primarily to an investment loss.

Salaries and benefits expense for the three months ended June 30, 1996 was $978,000, a $124,000 or 15% increase over the comparable period in 1995. This increase includes normal cost of living increases and selective additions to staff to take advantage of a larger, more complex market area and service organization.

Other non-interest expenses including occupancy expense were $595,000 for the period ended June 30, 1996 compared to $697,000 for the same period in 1995, a $102,000 or 15% decrease due primarily to decreased FDIC insurance premiums.

Applicable income taxes of $550,000 for the three months ended June 30, 1996 were $97,000 or 21% higher than for the comparable 1995 period. The Company's effective tax rate for the three months ending June 30, 1996 was 41% compared to 40% for the comparable period in 1995.

                                             Page 15 of 69 Pages

                                 RESULTS OF OPERATIONS


                            Six months Ended June  30, 1996
                                  Compared with the
                             Six months Ended June 30, 1995



Net income of $1,571,000 for the six months ended June 30, 1996 increased $270,000 or 21% as compared to the $1,301,000 earned for the same period ended June 30, 1995. The increase in net income for the period was primarily due to an increase in net interest income that was higher than the increases noted in the provision for possible loan losses and operating expenses aided by an increase in non-interest income.

Net interest income for the six months ended June 30, 1996 was $5,712,000, compared to $5,035,000 for the same period ended June 30, 1995, an increase of $677,000 or 13%. Net interest income depends primarily on the volume of interest-earning assets and interest-bearing liabilities in relation to the net interest spread (the difference between the yield earned on the Company's interest-earning assets and the interest rate paid on the Company's interest-bearing liabilities) as well as the relative balances of interest-earning assets and interest-bearing liabilities. The smaller the level of interest-earning assets when compared to the level of interest-bearing liabilities, the greater the interest rate spread must be in order to achieve positive net interest income. For the six months ended June 30, 1996, the Company had $214,574,000 of average interest-earning assets compared to $184,192,000 for the same period ended June 30, 1995, an increase of $30,382,000 or 16%. The Company's yield on interest-earning assets for the six months ended June 30, 1996 decreased to 8.65% compared to 8.84% during the comparable period in 1995. The decrease in earnings yield reflects the highly competitive nature of the Bank's market as well as declines in interest rates in the Federal funds and securities markets. Interest income increased $993,000 or 12% for the six months ended June 30, 1996 compared to the same 1995 period due to the increase in interest earning assets offset by the decline in earning asset yields.

Average deposits for the Company for the six months ended June 30, 1996 were $204,318,000, a $29,649,000 or 17% increase compared to the period ended June 30, 1995. The Company's average cost of funds for the period ended June 30, 1996 was 3.35% which yielded a net spread of 4.59%. This compares to an average cost of funds of 3.55% and a net spread of 4.63% for the comparable 1995 period. Interest expense of $3,420,000 for the six months ended June 30, 1996 was $316,000 or 10% more than the comparable 1995 period. Net interest income for the period ended June 30, 1996 increased $677,000 or 13% to $5,712,000 and resulted from increased levels of earning assets at higher earning asset yields and deposits at moderately increased levels of interest-bearing expense rates.

                                             Page 16 of 69 Pages

The following table presents, for the periods indicated, the Company's total dollar amount of interest income, on a tax equivalent basis, from average interest-earning assets and the resultant yields, as well as the interest expense of average interest-bearing liabilities and the resultant costs, expressed both in dollars and rates. The table also sets forth the net interest income and the net average earning balances for the periods indicated.

AVERAGE BALANCE SHEET

                     MID-PENINSULA BANCORP AND SUBSIDIARY
                             Average Balance Sheet
                           Six  Months ended June 30
                                   (unaudited)

 (in thousands, except percentages)      1996                                                   1995
- -------------------------------------------------------------------------------------------------------------------------
                                Average                         Average        Average                         Average
                                Balance         Interest        Rate (1)       Balance         Interest        Rate (1)
- -------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans                         $137,555        $7,041(2)       10.24%        $111,100         $5,981(2)       10.77%
  Taxable investments             36,646         1,088           5.94%          38,868          1,176           6.05%
  Non-taxable investments         12,003           445           7.41%           6,578            183           5.56%
  Fed funds sold and other        28,370           709           5.00%          27,646            799           5.78%
                                --------        ------          ------         -------          -----          ------
Total earning assets             214,574        $9,283           8.65%         184,192         $8,139           8.84%
Cash and due from banks            9,830                                         7,470
Premises and equipment, net          909                                           924
Other assets(3)                    3,255                                         1,522
                                --------                                       -------
Total assets                    $228,568                                      $194,108
                                --------                                      --------
                                --------                                      --------
Liabilities and Shareholders'
 Equity:
 Deposits:
  Demand with interest          $11,438         $   106          1.85%        $  10,814        $   108          2.00%
  Savings and money market      109,397           2,075          3.79%           95,609          1,999          4.18%
  Time deposits GREATER THAN
    $100,000                     38,930           1,013          5.20%           33,755            819          4.85%
  Other time deposits             8,753             226          5.16%            7,365            178          4.83%
                                -------         -------         ------         --------        -------
Total interest-bearing deposits 168,518           3,420          4.06%          147,543          3,104          4.21%
                                                -------                                        -------
Non-interest deposits            35,800                                          27,126
Other liabilities                 2,106                                           1,033
                                -------                                        --------
Total liabilities               206,424                                         175,702
Shareholders' equity             22,144                                          18,406
                                -------                                        --------
Total liabilities and equity   $228,568                                        $194,108
                               --------                                        --------
                               --------                                        --------
Net interest spread                                              4.59%                                          4.63%
Net interest income
 and margin                                     $5,863           5.46%                         $ 5,035          5.47%
- -------------------------------------------------------------------------------------------------------------------------

(1)   Annualized
(2) Loan interest income includes fee income of $381,000 and $303,000 for six months ended June 30, 1996 and 1995, respectively
(3) Includes the average allowances for loan losses of $1,819,000 and $1,484,000 and average deferred loan fees of $466,000 and $365,000 for the six months ended June 30, 1996 and 1995, respectively

The Company provided $220,000 to the allowance for possible loan losses for the six months ended June 30, 1996 compared to $155,000 for the comparable period in 1995. This modest addition to the allowance recognizes the improvement of the local economy, resulting in a lower level of classified loans and charge-offs.

Net charge-offs were $3,000 for the six months ended June 30, 1996, compared to $3,000 net recoveries in the six month period ending June 30, 1995.

                                             Page 17 of 69 Pages

Non-interest income was $279,000 during the period ending June 30, 1996 compared to $242,000 during the comparable period in 1995 due primarily to an increase in service charge income.

Salaries and benefits expense for the six months ended June 30, 1996 was $1,932,000, a $251,000 or 15% increase over the comparable period in 1995. This increase includes normal cost of living increases and selective additions to staff to take advantage of a larger, more complex market area and service organization.

Other non-interest expenses including occupancy expense were $1,180,000 for the period ended June 30, 1996 compared to $1,293,000 for the same period in 1995 a $113,000 or 9% decrease due primarily to decreased regulatory expense.

Applicable income taxes of $1,088,000 for the six months ended June 30, 1996 were $241,000 or 28% higher than for the comparable 1995 period. The Company's effective tax rate for the six months ending June 30, 1996 was 41% compared to 39% for the comparable period in 1995.

                                             Page 18 of 69 Pages

PART II-OTHER INFORMATION

     Item 4 -  Submission of Matters to a vote of Security Holders

     The annual meeting of the Shareholders of Mid-Peninsula Bancorp was held on May 22, 1996 at 5:00 p.m. in the lobby of Mid-Peninsula Bank.

     There were 1,258,538 shares equaling 79% of the outstanding shares represented at the meeting.

     The following 15 incumbent Directors were reelected as Directors, in each case by vote of a majority of the votes cast in the election of directors and there were no nominees in opposition:

         Lawrence A. Aufmuth          Helen C. Leong
         John F Blokker               George M. Marcus
         Allan F. Brown               Duncan L. Matteson
         Owen D. Conley               Donald H. Seiler
         Murray B. Dey                Warren R. Thoits
         Donald L Hammond             Bruce E. Van Alstyne
         David L. Kalkbrenner         Edwin E. van Bronkhorst
         R. Hewlett Lee

                                             Page 19 of 69 Pages

     Item 6 - Exhibits and Reports on Form 8-K

              (a) (2.1)  Amended and Restated Agreement and Plan of
                         Reorganization andMerger dated June 26, 1996, incorporated by reference from Exhibit 2.1 of Registrant's report on Form 8-K filed with the Commission on July 12, 1996.

                  (3.1) Articles of Incorporation, as amended, incorporated by reference from Exhibit 3.1 of Registrant's annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 30, 1995.

                  (3.2)  Bylaws, as amended, incorporated by reference from
                         Exhibit 3.2 to Registration Statement No. 33-79798 on Form S-4, filed with the Commission on June 6, 1994.

                  (10.1) Shareholder Agreement pursuant to Amended and Restated
                         Agreement and Plan of Reorganization and Merger dated June 26, 1996.

                  (10.2) Form of Affiliate Agreement pursuant to Amended and
                         Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996.

                  (10.3) Stock Option Agreements pursuant to Amended and
                         Restated Agreement and Plan of Reorganization and Merger dated June 26, 1996.

                  (10.4) Alex Brown & Sons, Inc. Agreement dated May 28, 1996.

                  (27.1) Financial Data Schedule

                  (99.1) Press Release dated June 19, 1996, incorporated by
                         reference from Exhibit 99.1 of Registrant's report on Form 8-K, filed with the Commission on July 12, 1996.

              (b) Form 8-K dated May 22, 1996, filed with the Commission on
                  June 3, 1996.

                                             Page 20 of 69 Pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                      MID-PENINSULA BANCORP



July 31, 1996                         By: /s/ DAVID L. KALKBRENNER
                                         -----------------------------

                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

July 31, 1996
                                      By: /s/ CAROL H. ROWLAND
                                         -----------------------------
                                             Carol H. Rowland
                                             First Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


                                             Page 21 of 69 Pages

                                 EXHIBIT INDEX

                                                                SEQUENTIAL
                                                                   PAGE
EXHIBIT NO:                        DESCRIPTION                    NUMBER
- -----------                        -----------                  ----------


10.1                   Shareholder Agreement dated pursuant
                       to Amended and Restated Agreement and
                       Plan of Reorganization and Merger dated
                       June 26, 1996.                             23 - 28

10.2                   Form of Affiliate Agreement pursuant to
                       Amended and Restated Agreement and
                       Plan of Reorganization and Merger
                       dated June 26, 1996. Agreement
                       and Plan of Reorganization and Merger
                       dated June 26, 1996.                         29

10.3                   Stock Option Agreements pursuant to
                       Amended and Restated Agreement and
                       Plan of Reorganization and Merger
                       dated June 26, 1996.                       30 - 59

10.4                   Alex Brown and Sons, Inc Agreement dated
                       May 28, 1996.                              60 - 68

27.1                   Financial Data Schedule                      69


                                             Page 22 of 69 Pages