Form 10-Q
period 1996-09-30
MID PENINSULA BANCORP
filed 1996-11-12
CIK 775473

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


   X       Quarterly report pursuant to Section 13 or 15 (d) of the Securities
---------  Exchange Act of 1934

For the Quarterly period ended  September 30,  1996  or
                                -------------------

       Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934


For the transition period from              to
                               ------------    --------------

Commission file number  0-25034
                        -------

                                MID-PENINSULA BANCORP
                 ----------------------------------------------------
                 Exact name of registrant as specified in its charter


           California                                 77-0387041
---------------------------------          -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


420 Cowper Street, Palo Alto, CA                                       94301
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:              (415) 323-5150
                                                           ---------------------

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


                          Yes   x       No
                              -----        -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


     Class                       Shares Outstanding at November 7, 1996
---------------                  --------------------------------------
  Common Stock                                1,670,655


The Index to Exhibits is located at page 21.


                                                              Page 1 of 22 Pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                    MID-PENINSULA BANCORP AND SUBSIDIARY

                                                         Consolidated Balance Sheets
                                                           (Dollars in thousands)

Assets:                                                       September 30, 1996       December 31, 1995
------                                                        ------------------       -----------------
                                                                  (unaudited)               (audited)
Cash and due from banks                                           $ 11,622                 $  3,304
Federal funds sold                                                  21,000                   15,700
Investment Securities:
         Available-for-sale, at fair value                          53,995                   58,533
         Held-to-maturity, at amortized cost                         6,385                      857
            (fair value of $ 6,419,000 & $838,000 in 1996
            and 1995 respectively)
Federal reserve bank stock                                             430                      430
Loans:
         Commercial                                                115,590                   92,971
         Real estate - construction                                 27,173                    8,783
         Real estate - other                                        19,806                   24,296
         Less deferred loan fees                                      (568)                    (448)
                                                                  --------                 --------
         Total loans                                               162,001                  125,602
         Less allowance for possible loan losses                    (2,140)                  (1,716)
                                                                  --------                 --------
Net loans                                                          159,861                  123,886
Premises and equipment, net                                            981                      995
Accrued interest and other assets                                    5,579                    5,030
                                                                  --------                 --------

Total Assets                                                      $259,853                 $218,735
                                                                  --------                 --------
                                                                  --------                 --------

Liabilities and Shareholders' Equity
-------------------------------------
Deposits:
         Demand, noninterest-bearing                               $43,045                  $37,077
         Demand,  interest-bearing                                  11,570                   11,926
         Savings and money market                                  131,378                  102,124
         Time certificates, $100,000 and over                       39,127                   36,682
         Other time certificates                                     9,017                    7,886
                                                                  --------                 --------
Total deposits                                                     234,137                  195,695
Accrued interest and other liabilities                               1,683                    1,600
                                                                  --------                 --------

Total liabilities                                                  235,820                  197,295

Shareholders' equity:
         Common stock, no par value - 6,000,000 shares
         authorized;  1,670,093 and 1,571,757 shares
         issued and outstanding in 1996 & 1995, respectively        16,388                   15,425
         Unrealized loss on securities available-for-sale, net        (635)                    (626)
         Retained earnings                                           8,280                    6,641
                                                                  --------                 --------

Total Shareholders' equity                                          24,033                   21,440
                                                                  --------                 --------

Total Liabilities and Shareholders' equity                        $259,853                 $218,735
                                                                  --------                 --------
                                                                  --------                 --------



                                                              Page 2 of 22 Pages

                               MID-PENINSULA BANCORP AND SUBSIDIARY

                            Consolidated Condensed Statements of Income
                                            (unaudited)
                         (in thousands, except share and per share amounts)

                                                           Three Months ended September 30,    Nine Months ended September 30,
                                                               1996              1995              1996               1995
                                                           --------------------------------    -------------------------------
Interest income:
       Loans (including fees)                               $ 3,804           $ 3,116           $10,845            $ 9,097
       Investment securities                                    859               856             2,241              2,224
       Federal funds sold                                       463               378             1,172              1,177
                                                            -------           -------           -------            -------
Total interest income                                         5,126             4,350            14,258             12,498

Interest expense:
       Demand, interest-bearing                                  53                49               159                157
       Savings and money market                               1,235             1,061             3,310              3,069
       Time certificates, $100,000 and over                     556               486             1,569              1,305
       Other time certificates                                  116                98               342                276
                                                            -------           -------           -------            -------
Total interest expense                                        1,960             1,694             5,380              4,807
                                                            -------           -------           -------            -------

Net interest income                                           3,166             2,656             8,878              7,691

Provision for possible loan losses                              207                70               427                225
                                                            -------           -------           -------            -------

Net interest income after provision for
  possible loan losses                                        2,959             2,586             8,451              7,466


Noninterest income                                              167               150               543                381
Securities Gains (Losses)                                      (122)                1              (219)                11

Noninterest expenses:
       Salaries and employee benefits                         1,008               882             2,940              2,563
       Occupancy and equipment                                  295               246               867                713
       Other                                                    281               434               889              1,259
                                                            -------           -------           -------            -------
Total noninterest expense                                     1,584             1,562             4,696              4,535
                                                            -------           -------           -------            -------

Income before income taxes                                    1,420             1,175             4,079              3,323
Income taxes                                                    618               481             1,706              1,328
                                                            -------           -------           -------           --------
Net income                                                   $  802            $  694            $2,373             $1,995
                                                             ------            ------            ------             ------
                                                             ------            ------            ------             ------

Weighted average common share
  equivalents outstanding                                 1,656,000         1,545,000         1,652,000          1,531,000
Earnings per weighted average share                           $0.48             $0.44             $1.44              $1.29
                                                              -----             -----             -----              -----
                                                              -----             -----             -----              -----



                                                              Page 3 of 22 Pages

                                       MID-PENINSULA BANCORP AND SUBSIDIARY

                                 Consolidated Condensed Statements of Cash Flows
                                                   (unaudited)
                                                  (in thousands)

                                                                       Nine  Months Ended
                                                             September 30,            September 30,
                                                                 1996                     1995
                                                            ----------------------------------------
Cash flows from operating activities:
   Net income                                                  $2,373                   $1,995
   Adjustments to reconcile net income to net cash
   provided by operating activities -
   Loss (gain) on sale of securities                             (219)                     (11)
   Provision for possible loan losses                             427                      225
   Depreciation and amortization                                  246                      216
   Increase in interest receivable                               (116)                    (338)
   Increase in other assets                                      (558)                    (480)
   Increase(decrease) in deferred tax benefit                      58                      140
   Increase(decrease) in deferred loan fees                       120                      (58)
   Decrease in other liabilities                                  (59)                     467
   Amortization of Premium - Securities                          (118)                    (159)
                                                               ------                   ------

Net cash provided from operating activities                     2,154                    1,997
                                                               ------                   ------

Cash flows from investing activities:
   Net increase in loans                                      (36,595)                  (8,696)
   Purchases of available-for-sale securities                 (26,609)                  (5,457)
   Purchases of held-to-maturity securities                    (5,881)                 (26,794)
   Principal payments on available-for-sale securities             31                       26
   Sales of available-for-sale securities                      23,285                        -
   Maturities/calls of available-for-sale securities            7,996                    2,500
   Maturities/calls of held-to-maturity securities                  -                    6,099
   Additional investment in other real estate owned                 -                        -
   Purchase of life insurance policy                             (327)                  (2,265)
   Capital expenditures, net                                     (232)                    (153)
                                                               ------                   ------

Net cash used by investing activities                         (38,332)                 (34,740)
                                                               ------                   ------

Cash Flows from financing activities:
   Net increase in deposits                                    39,724                   33,192
   Dividends paid                                                (891)                    (461)
   Stock options exercised                                        963                      330
                                                               ------                   ------

Net cash provided by (used) by financing activities            39,796                   33,061
                                                               ------                   ------

Net increase in cash and equivalents                            3,618                      318
Cash and cash equivalents at beginning of period               29,004                   35,196
                                                               ------                   ------

Cash and cash equivalents at end of period                    $32,622                  $35,514
                                                               ------                   ------
                                                               ------                   ------

Supplemental disclosures:
Income taxes paid                                              $1,706                   $1,360

Interest paid                                                  $5,380                   $4,727



                                                              Page 4 of 22 Pages

                         MID-PENINSULA BANCORP AND SUBSIDIARY

                 Notes to Consolidated Condensed Financial Statements
                                  September 30, 1996
                                     (unaudited)

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

Note 2   BASIS OF PRESENTATION

         In the opinion of the Company, the unaudited condensed consolidated financial statements, prepared on the accrual basis of accounting, contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company and subsidiary at September 30, 1996 and December 31, 1995, and the results of its operations for the quarter and year-to-date periods ended September 30, 1996 and 1995.


                                                              Page 5 of 22 Pages

         Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the quarter and year-to-date periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year ending December 31, 1996.



Note 3   CONSOLIDATION

         The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, Mid-Peninsula Bank. All material intercompany accounts and transactions have been eliminated in consolidation.



Note 4   PER SHARE DATA

         Earnings per common share are calculated by dividing net income by the weighted average shares of common stock outstanding during the year plus the effect, when dilutive, of stock options. The weighted average shares outstanding for the quarters ended September 30, 1996 and 1995 were 1,656,000 and 1,545,000 respectively.



Note 5   RECLASSIFICATIONS

         Certain amounts in the accompanying 1995 consolidated condensed financial statements have been reclassified to conform with the 1996 consolidated condensed financial statements presentation.



Note 6   CASH DIVIDEND

         The company paid a quarterly cash dividend of $0.15 per share on October 11, 1996 to shareholders of record on September 30, 1996.



                                                              Page 6 of 22 Pages

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                         MID-PENINSULA BANCORP AND SUBSIDIARY

OVERVIEW OF CHANGES IN THE FINANCIAL STATEMENTS

Total assets were $259,853,000 at September 30, 1996, an increase of $41,118,000 or 19% over total assets of $218,735,000 at December 31, 1995.
From December 31, 1995 to September 30, 1996, total loans increased $36,399,000 (29%), held-to-maturity securities increased $5,528,000 (645%).
Available-for-sale securities decreased $4,538,000 (8%), federal funds sold increased $5,300,000 (34%), and cash, premises and other assets had a net decrease of $1,147,000 (6%). The decrease in available-for-sale securities was due in part to the increase in total loans outstanding and the increase of federal funds sold. The increase in total asset size was funded primarily from a $38,442,000 (20%) increase in deposits, a $2,593,000 (12%) increase in shareholders' equity, and a $83,000 (5%) increase in other liabilities. The Bank's loan to deposit ratio increased from 64.18% at December 31, 1995 to 69.19% at September 30, 1996.

LOANS

Total outstanding commercial loans were $115,590,000 at September 30, 1996 compared to $92,971,000 at December 31, 1995, an increase of $22,619,000 (24%). Real estate construction loans increased $18,390,000 (209%) to $27,173,000 at September 30, 1996 compared to $8,783,000 at December 31, 1995. The increase is due to an increased emphasis in that market during this quarter. Other real estate loans decreased $4,490,000 (18%) to $19,806,000 at September 30, 1996 compared to $24,296,000 at December 31, 1995. The Company lends primarily to small and medium-sized businesses within its market area which is the San Francisco Peninsula limited by Mountain View to the south and Daly City to the north. The majority of the Company's loan portfolio consists of unsecured loans and real estate loans to small to medium sized businesses.

The Company follows the policy of discontinuing the accrual of interest income and reversing any accrued and unpaid interest when the payment of principal or interest is 90 days past due, unless the loan is both well-secured and in the process of collection.

Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. At September 30, 1996, the Company had no non-accrual loans, the same as at December 31, 1995. The Company had no loans that were 90 or more days past due at the close of either period. The ratio of non-performing loans to total loans was 0.00% at September 30, 1996, the same as at December 31, 1995. The Company had no troubled debt or restructured loans, potential problem loans or loan concentrations at September 30, 1996 and December 31, 1995.

Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan extended and the creditworthiness of the borrower. To reflect the estimated risks of loss associated with its loan portfolio, additions were made to the Company's allowance for possible loan losses. As an integral part of this process, the allowance for possible loan losses is subject to review and possible adjustment as a result of regulatory examinations


                                                              Page 7 of 22 Pages
conducted by governmental agencies and through management assessments of risk. The Company's entire allowance is a valuation allocation; that is, it has been created by direct charges against operations through the provision for possible loan losses, modified by loan charge-offs and loan recoveries.

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

The ratio of the allowance for possible loan losses to total loans was 1.32% at September 30, 1996 compared to 1.37% at December 31, 1995. The Company provided an additional $427,000 during the first nine months of 1996 consistent with the growth in the loan portfolio. There were no loan charge-offs during the period. The Company evaluates the allowance for possible loan losses based upon an analysis of specific categories of loans. Management then considers the adequacy of the allowance for possible loan losses in relation to the total loan portfolio. Management believes that the allowance for loan losses at September 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loan charge-offs in future periods can be made with any certainty.


LIQUIDITY MANAGEMENT


Liquidity represents the ability of the Company to meet the requirements of customer borrowing needs as well as fluctuations in deposit flows. Core deposits, which include demand, interest-bearing demand, savings, money market, and time certificates of deposit under $100,000, provide a relatively stable funding base. Core deposits represented 83% of total deposits at September 30, 1996 compared to 81% of total deposits at year-end 1995. The Company's principal sources of asset liquidity are cash and due from banks, federal funds sold, and unpledged available-for-sale investment securities. At September 30, 1996, these sources totaled $80,617,000 or 34.43% of total deposits compared to $80,032,000 or 40.90% at year-end 1995. In the opinion of management, there are sufficient resources to meet the liquidity needs of the Company at present and foreseeable future levels.


                                                              Page 8 of 22 Pages

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

The following table sets forth the distribution of repricing opportunities of the Bank's earning assets and interest bearing liabilities as of September 30, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate gap, the interest rate gap (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate gap ratio. The table sets forth the time periods during which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movement on the net interest margin since the repricing of various categories of assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such periods and at different rates.

REPRICING PERIODS


                                                  ONE          2-180       181-365    > 1 YEAR       OVER     NON-RATE
(Dollars in thousands)                            DAY          DAYS         DAYS     TO 5 YEARS    5 YEARS    SENSITIVE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
FEDERAL FUNDS SOLD                            $ 21,000            -           -            -           -                   21,000
AVAILABLE-FOR-SALE INV.                          9,809        1,002       7,974       27,766       7,444            -      53,995
HELD-TO-MATURITY INV.                                -          851           -          540       4,994            -       6,385
OTHER INVESTMENTS                                    -            -           -            -         430            -         430
LOANS                                          134,400       10,527       2,190        7,272       7,612          568     162,569
LOAN LOSS/UNEARNED FEES                              -            -           -            -           -       (2,708)     (2,708)
CASH AND DUE FROM BANKS                              -            -           -            -           -       11,622      11,622
OTHER ASSETS                                         -            -           -            -           -        6,560       6,560
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                  $165,209       12,380      10,164       35,578      20,480       16,042     259,853
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

RATE SENSITIVE LIABILITIES AND
EQUITY:
DEPOSITS
   DEMAND                                     $      -            -           -            -           -       43,045      43,045
   INTEREST CHECKING                            11,570            -           -            -           -            -      11,570
   MMDA AND SAVINGS                            131,378            -           -            -           -            -     131,378
   TIME DEPOSITS
       > $100 MILLION                                -       35,578       3,449          100           -            -      39,127
       < $100 MILLION                                -        7,403       1,454          160           -                    9,017
OTHER LIABILITIES                                    -            -           -            -           -        1,683       1,683
SHAREHOLDERS' EQUITY                                 -            -           -            -           -       24,033      24,033
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY              $    142,948       42,981       4,903          260           -       68,761     259,853
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

GAP                                           $ 22,261      (30,601)      5,261       35,318      20,480      (52,719)          -
CUMULATIVE GAP                                  22,261       (8,340)     (3,079)      32,239      52,719            -           -
CUMULATIVE GAP/TOTAL ASSETS                      8.57%       (3.21%)     (1.18%)      12.41%      20.29%            -           -

                                                              Page 9 of 22 Pages

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

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDlCIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) Well Capitalized, consisting of institutions with a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a leverage ratio of 5.00% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) Adequately Capitalized, consisting of institutions with a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater and a leverage ratio of 4.00% or greater, and the institution does not meet the definition of a well capitalized institution; (3) Undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 8.00%, a Tier 1 risk-based capital ratio of less that 4.00% or a leverage ratio of less than 4.00%; (4) Significantly Undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a



                                                             Page 10 of 22 Pages
leverage ratio of less than 3.00%; (5) Critically Undercapitalized, consisting of an institution with a ratio off tangible equity to total assets that is equal to or less than 2.00%.

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

The following table sets forth the Company's risk-weighted and leverage capital ratios as of September 30, 1996 and December 31, 1995. As indicated in the table, the Company's capital ratios significantly exceeded the minimum capital levels required by current federal regulations.




                               Risk Based Capital Ratio
                                     (unaudited)


                                         September 30, 1996   December 31, 1995
                                         ------------------   ------------------
Ratios (dollars in thousands)             Amount     Ratio    Amount     Ratio
--------------------------------------------------------------------------------

Tier 1 capital                          $ 24,033    11.69%  $ 21,440    14.36%
Tier 1 capital minimum requirement      $  8,237     4.00%    $5,971     4.00%

Total capital                           $ 26,173    12.73%  $ 23,156    15.51%
Total capital minimum requirement       $ 16,475     8.00%  $ 11,944     8.00%

Total risk based assets                 $205,941            $149,296



                                Leverage Capital Ratio
                                     (unaudited)


                                        September 30, 1996    December 31, 1995
                                        ------------------    ------------------
Ratios (dollars in thousands)             Amount     Ratio    Amount      Ratio
--------------------------------------------------------------------------------

Tier 1 capital to adjusted total assets $ 24,033    10.05%  $ 21,440     9.76%
Quarterly average total assets          $239,159            $219,783


                                                             Page 11 of 22 Pages

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


MERGER

Mid-Peninsula Bancorp and Cupertino National Bancorp signed a Second Amended and Restated Agreement and Plan of Reorganization and Merger dated August 20, 1996 (the "Agreement"), whereby Cupertino National Bancorp will merge with and into Mid-Peninsula Bancorp and Mid-Peninsula Bancorp will change its name to Greater Bay Bancorp. Mid-Peninsula Bank and Cupertino National Bank & Trust will operate as wholly-owned subsidiaries of Greater Bay Bancorp and will focus on serving the greater Bay area, including the Peninsula and South Bay markets, through their seven office locations.

The terms of the Agreement provide for Cupertino National Bancorp shareholders to receive .81522 of a share of Mid-Peninsula Bancorp common stock for each share of Cupertino National Bancorp common stock in a tax-free exchange to be accounted for as a "pooling-of-interests." As part of the Agreement, Mid-Peninsula listed its shares on the Nasdaq National Market, and, concurrent with closing, will be renamed Greater Bay Bancorp. Following the merger, the shareholders of Mid-Peninsula Bancorp will own approximately 51% of the combined company and the shareholders of Cupertino National Bancorp will own approximately 49% of the combined company, giving effect to all outstanding options.

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

In connection with the Agreement, Mid-Peninsula Bancorp and Cupertino National Bancorp have granted each other options to purchase up to 19.0% of the outstanding shares of each other's common stock under certain circumstances in the event the transaction is terminated. The merger is expected to be completed in the fourth quarter of 1996, subject to shareholder and regulatory approvals. In a special shareholder meeting on October 30, 1996, shareholders' approved the merger of Mid-Peninsula Bank and Cupertino National Bank. With granted approval from the Federal Reserve, the merger is expected to close before December 31, 1996.


                                                             Page 12 of 22 Pages

                                RESULTS OF OPERATIONS


                        Three months Ended September 30, 1996
                                  Compared with the
                        Three months Ended September 30, 1995


Net income of $802,000 for the three months ended September 30, 1996 increased $108,000 or 16% compared to the $694,000 earned for the same period ended September 30, 1995. The increase in net income for the period was primarily due to an increase in net interest income that was offset somewhat by the increases noted in the provision for possible loan losses and operating expenses aided by an increase in non-interest income.

Net interest income for September 30, 1996 was $3,166,000, compared to $2,656,000 for the same period ended September 30, 1995, an increase of $510,000 or 19%. Net interest income depends primarily on the volume of interest-earning assets and interest-bearing liabilities in relation to the net interest spread (the difference between the yield earned on the Company's interest-earning assets and the interest rate paid on the Company's interest-bearing liabilities) as well as the relative balances of interest-earning assets and interest-bearing liabilities. The smaller the level of interest-earning assets when compared to the level of interest-bearing liabilities, the greater the interest rate spread must be in order to achieve positive net interest income. For the three months ended September 30, 1996, the Company had $245,010,000 of average interest-earning assets compared to $198,631,000 for the same period ended September 30, 1995, an increase of $46,379,000 or 23%. The Company's yield on interest-earning assets for the three months ended September 30, 1996 decreased to 8.55% compared to 8.89% during the comparable period in 1995. The decrease in earnings yield reflects the highly competitive nature of the Bank's market as well as declines in interest rates in the Federal funds and securities markets. Interest income increased $776,000 or 18% for the three months ended September 30, 1996 compared to the same 1995 period due to the increase in average interest-earning assets offset by the decline in earning asset yields.

Average deposits for the Company for the three months ended September 30, 1996 were $235,151,000, a $44,013,000 or 23% increase compared to the quarter ended September 30, 1995. The Company's average cost of funds for the period ended September 30, 1996 was 4.06% which yielded a net spread of 4.49%. This compares to an average cost of funds of 4.16% and a net spread of 4.73% for the comparable 1995 period. Interest expense of $1,960,000 for the three months ended September 30, 1996 was $266,000 or 16% more than the comparable 1995 period. Net interest income for the period ended September 30, 1996 increased $510,000 or 19% to $3,166,000 and resulted from increased levels of earning assets.


                                                             Page 13 of 22 Pages

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

AVERAGE BALANCE SHEET



                         MID-PENINSULA BANCORP AND SUBSIDIARY
                                Average Balance Sheet
                           Three Months ended  September 30
                                     (unaudited)


(in thousands, except percentages)                                1996                                       1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                Average                        Average       Average                      Average
                                                Balance        Interest        Rate(1)       Balance        Interest      Rate(1)
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans                                         $151,903         $3,804(2)      10.02%        $115,841        $3,116(2)    10.76%
  Taxable investments                             42,389            698          6.59%          47,046           727        6.18%
  Non-taxable investments                         14,816            272          7.34%           9,125           195        8.55%
  Fed funds sold and other                        35,902            463          5.16%          26,619           378        5.68%
                                                 --------       --------       --------        --------      ---------       -----
Total earning assets                             245,010         $5,237          8.55%         198,631        $4,416        8.89%
                                                                                                             ---------
Cash and due from banks                           10,781                                         8,099
Premises and equipment, net                          868                                           938
Other assets(3)                                    3,615                                         3,899
                                                 --------                                      --------
Total assets                                    $260,274                                      $211,567
                                                 --------                                      --------
                                                 --------                                      --------

Liabilities and Shareholders' Equity:
Deposits:
  Demand with interest                           $11,200       $     53          1.89%         $10,470      $     49        1.87%
  Savings and money market                       129,600          1,235          3.81%         106,255         1,061        3.99%
  Time deposits >$100,000                         43,252            556          5.14%          38,689           486        5.02%
  Other time deposits                              9.164            116          5.06%           7,447            98        5.26%
                                                 --------       --------       --------        --------      ---------       -----
Total interest-bearing deposits                  193,216          1,960          4.06%         162,861         1,694        4.16%
                                                                --------                                     ---------
Non-interest deposits                             41,935                                        28,277
Other liabilities                                  1,713                                         1,015
                                                 --------                                      --------
Total liabilities                                236,863                                       192,153
Shareholders' equity                              23,410                                        19,414
                                                 --------                                      --------
Total liabilities and equity                    $260,274                                      $211,567
                                                 --------                                      --------
                                                 --------                                      --------
Net interest spread                                                              4.49%                                      4.73%
Net interest income
  and margin                                                     $3,277          5.35%                        $2,722        5.48%
-----------------------------------------------------------------------------------------------------------------------------------



(1) Annualized.
(2) Loan interest income includes fee income of $139,000 and $140,000 for the quarters ended September 30, 1996 and 1995, respectively.
(3) Includes the average allowances for loan losses of $1,980,000 and $1,528,000 and average deferred loan fees of $487,000 and $346,000 for the quarters ended September 30, 1996 and 1995, respectively.



The Company provided $207,000 to the allowance for possible loan losses for the three months ended September 30, 1996 compared to $70,000 for the comparable period in 1995. This increase to the allowance for possible loan losses was principally due to an increase of $14,000,000 in the loan portfolio during the quarter.

There were no loan charge-offs for the three months ended September 30, 1996, compared to net recoveries of $22,000 in the three month period ending September 30, 1995.

                                                             Page 14 of 22 Pages

Non-interest income was $167,000 during the period ending September 30, 1996 compared to $150,000 during the comparable period in 1995 due primarily to increase in deposit-related service charges.

Salaries and benefits expense for the three months ended September 30, 1996 was $1,008,000, a $126,000 or 14% increase over the comparable period in 1995. This increase includes normal cost of living increases and selective additions to staff to take advantage of a larger, more complex market area and service organization.

Other non-interest expenses including occupancy expense were $576,000 for the period ended September 30, 1996 compared to $680,000 for the same period in 1995, a $104,000 or 15% decrease due primarily to the decrease in regulatory fees.

Applicable income taxes of $618,000 for the three months ended September 30, 1996 were $137,000 or 28% higher than for the comparable 1995 period. The Company's effective tax rate for the three months ending September 30, 1996 was 44% compared to 41% for the comparable period in 1995.


                                                             Page 15 of 22 Pages

                                RESULTS OF OPERATIONS


                         Nine months Ended September 30, 1996
                                  Compared with the
                         Nine months Ended September 30, 1995



Net income of $2,373,000 for the nine months ended September 30, 1996 increased $378,000 or 19% as compared to the $1,995,000 earned for the same period ended September 30, 1995. The increase in net income for the period was primarily due to an increase in net interest income that was higher than the increases noted in the provision for possible loan losses and operating expenses aided by an increase in non-interest income.

Net interest income for the nine months ended September 30, 1996 was $8,878,000, compared to $7,691,000 for the same period ended September 30, 1995, an increase of $1,187,000 or 15%. Net interest income depends primarily on the volume of interest-earning assets and interest-bearing liabilities in relation to the net interest spread (the difference between the yield earned on the Company's interest-earning assets and the interest rate paid on the Company's interest-bearing liabilities) as well as the relative balances of interest-earning assets and interest-bearing liabilities. The smaller the level of interest-earning assets when compared to the level of interest-bearing liabilities, the greater the interest rate spread must be in order to achieve positive net interest income. For the nine months ended September 30, 1996, the Company had $224,728,000 of average interest-earning assets compared to $189,078,000 for the same period ended September 30, 1995, an increase of $35,650,000 or 19%. The Company's yield on interest-earning assets for the nine months ended September 30, 1996 decreased to 8.61% compared to 8.93% during the comparable period in 1995. The decrease in earnings yield reflects the highly competitive nature of the Bank's market as well as declines in interest rates in the Federal funds and securities markets. Interest income increased $1,760,000 or 14% for the nine months ended September 30, 1996 compared to the same 1995 period due to the increase in interest earning assets offset by the decline in earning asset yields.

Average deposits for the Company for the nine months ended September 30, 1996 were $215,008,000, a $34,789,000 or 19% increase compared to the period ended September 30, 1995. The Company's average cost of funds for the period ended September 30, 1996 was 4.05% which yielded a net spread of 4.56%. This compares to an average cost of funds of 4.20% and a net spread of 4.73% for the comparable 1995 period. Interest expense of $5,380,000 for the nine months ended September 30, 1996 was $573,000 or 12% more than the comparable 1995 period.
Net interest income for the period ended September 30, 1996 increased $1,187,000 or 15% to $8,878,000 and resulted from increased levels of earning assets.


                                                             Page 16 of 22 Pages

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


AVERAGE BALANCE SHEET


                         MID-PENINSULA BANCORP AND SUBSIDIARY
                                Average Balance Sheet
                            Nine Months ended September 30
                                     (unaudited)



(in thousands, except percentages)                         1996                                         1995
--------------------------------------------------------------------------------------------------------------------------------
                                           Average                         Average      Average                         Average
                                           Balance       Interest           Rate(1)     Balance       Interest           Rate(1)
--------------------------------------------------------------------------------------------------------------------------------
Assets:
   Loans                                 $142,373        $10,845(2)       10.16%      $112,718         $9,097(2)       10.76%
   Taxable investments                     39,076          1,732           5.91%        41,624          1,912           6.12%
   Non-taxable investments                 12,965            771           7.93%         7,436            472           8.46%
   Fed funds sold and other                30,314          1,172           5.15%        27,300          1,177           5.75%
                                          --------       --------           -----      --------        -------          ------
Total earning assets                      224,728        $14,520           8.61%       189,078        $12,658           8.93%
                                                                                                       -------
Cash and due from banks                    10,149                                        7,682
Premises and equipment, net                   895                                          929
Other assets(3)                             3,387                                        2,301
                                          --------                                    --------
Total assets                             $239,159                                     $199,990
                                          --------                                    --------
                                          --------                                    --------

Liabilities and Shareholders' Equity:
Deposits:
   Demand with interest                   $11,358         $  159           1.87%     $  10,698         $  157           1.96%
   Savings and money market               116,518          3,310           3.79%        99,197          3,069           4.13%
   Time deposits > $100,000                40,380          1,569           5.18%        35,418          1,305           4.91%
   Other time deposits                      8,892            342           5.13%         7,392            276           4.98%
                                          --------       --------           -----      --------        -------          ------
Total interest-bearing deposits           177,148          5,380           4.05%       152,705          4,807           4.20%
                                                         --------                                      -------
Non-interest deposits                      37,860                                       27,514
Other liabilities                           1,590                                        1,027
                                          --------                                    --------
Total liabilities                         216,598                                      181,246
Shareholders' equity                       22,561                                       18,744
                                          --------                                    --------
Total liabilities and equity             $239,159                                     $199,990
                                          --------                                    --------
                                          --------                                    --------
Net interest spread                                                        4.56%                                        4.73%
Net interest income
 and margin                                               $9,140           5.42%                       $7,851           5.54%
--------------------------------------------------------------------------------------------------------------------------------


(1)   Annualized.
(2) Loan interest income includes fee income of $520,000 and $443,000 for nine months ended September 30, 1996 and 1995, respectively.
(3) Includes the average allowances for loan losses of $1,873,000 and $1,528,000 and average deferred loan fees of $478,000 and $350,000 for the nine months ended September 30, 1996 and 1995, respectively.



The Company provided $427,000 to the allowance for possible loan losses for the nine months ended September 31, 1996 compared to $225,000 for the comparable period in 1995. This addition to the allowance recognizes the increased size in the loan portfolio.

Net charge-offs were $3,000 for the nine months ended September 30, 1996, compared to $22,000 in net recoveries in the nine month period ending September 30, 1995.


                                                             Page 17 of 22 Pages

Non-interest income was $543,000 during the period ending September 30, 1996 compared to $381,000 during the comparable period in 1995 due primarily to an increase in deposit-related service charges.

Salaries and benefits expense for the nine months ended September 30, 1996 was $2,940,000, a $377,000 or 15% increase over the comparable period in 1995. This increase includes normal cost of living increases and selective additions to staff to take advantage of a larger, more complex market area and service organization.

Other non-interest expenses including occupancy expense were $1,756,000 for the period ended September 30, 1996 compared to $1,972,000 for the same period in 1995, a $216,000 or 11% decrease due primarily to decrease in regulatory expense.

Applicable income taxes of $1,706,000 for the nine months ended September 30, 1996 were $378,000 or 28% higher than for the comparable 1995 period. The Company's effective tax rate for the nine months ending September 30, 1996 was 42% compared to 40% for the comparable period in 1995.


                                                             Page 18 of 22 Pages

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

    Item 3 -  Defaults Upon Senior Securities
              None

    Item 4 -  Submission of Matters to a vote of Security Holders
              None

    Item 5 -  Other Materially Important Events
              None

    Item 6 -  Exhibits and Reports on Form 8-K
              None


                                                             Page 19 of 22 Pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MID-PENINSULA BANCORP



November 7, 1996                       By: /s/ David L. Kalkbrenner
                                           -----------------------------
                                             David L. Kalkbrenner
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

November 7, 1996
                                       By: /s/ Carol H. Rowland
                                           -----------------------------
                                             Carol H. Rowland
                                             First Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)



                                                             Page 20 of 22 Pages

                                    EXHIBIT INDEX

                                                                SEQUENTIAL
                                                                   PAGE
EXHIBIT NO:        DESCRIPTION                                    NUMBER
-----------        -----------                                    ------

27.1              Financial Data Schedule                           22



                                                             Page 21 of 22 Pages