Form 10-K405
period 1996-12-31
GREATER BAY BANCORP
filed 1997-03-19
CIK 775473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                     ANNUAL REPORT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-25034

                              GREATER BAY BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      77-0387041
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

             2860 WEST BAYSHORE ROAD, PALO ALTO, CALIFORNIA 94303
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 813-8200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on March 10, 1997, as reported on the Nasdaq National Market System, was approximately $77,051,485. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 10, 1997, 3,297,692 shares of the Registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, or "Greater Bay" when referring only to the parent company) operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."

ITEM 1. BUSINESS.

GREATER BAY

  Greater Bay is a bank holding company operating Cupertino National Bank ("CNB") and Mid-Peninsula Bank ("MPB") with seven regional offices in Cupertino, Palo Alto, San Mateo, San Carlos and San Jose, California. At December 31, 1996, the Company had total assets of $622.0 million, total net loans of $441.6 million and total deposits of $559.3 million.

HISTORY

  Greater Bay is the result of the merger (the "Merger"), effective November 27, 1996, of Cupertino National Bancorp ("Cupertino") and Mid-Peninsula Bancorp ("Mid-Peninsula"). Cupertino was formed in 1984 as the holding company for CNB, a national banking association which began operating in 1985. Mid-Peninsula was formed in 1984 under the name San Mateo County Bancorp ("San Mateo") as the bank holding company of San Mateo County National Bank, which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1994, WestCal was merged into Mid-Peninsula Bank, a California state chartered bank organized in 1987, and San Mateo concurrently changed its name to Mid-Peninsula Bancorp.

  Cupertino and Mid-Peninsula undertook the Merger with the intention of achieving five primary goals. These goals included (i) developing a greater banking presence throughout Santa Clara and San Mateo Counties by increasing the number of banking offices to seven; (ii) reaching a critical mass in the Company's market areas in order to better meet competitive challenges inherent in the banking and financial services industries; (iii) enabling the resulting Company to maximize the utilization of capital by increasing the float and marketability of its common stock and, by virtue of its larger size, obtaining access to a lower cost of capital; (iv) providing an opportunity to realize operating efficiencies made available by the combination of Cupertino and Mid-Peninsula; and (v) enabling CNB and MPB to cross-sell services.

SUPER COMMUNITY BANKING PHILOSOPHY

  In order to meet the demands of the increasingly competitive banking and financial services industries, management has adopted a business philosophy referred to as the "Super Community Banking Philosophy." The Super Community Banking Philosophy is based on management's belief that banking customers value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the customer's financial needs and the flexibility to customize products and services to meet those needs. Management further believes that banks are better able to build successful customer relationships by affiliating with a holding company that provides cost effective administrative support services while promoting bank autonomy and flexibility.

  To implement this philosophy, Greater Bay operates CNB and MPB as separate subsidiaries by retaining their independent names along with their individual Boards of Directors. Both MPB and CNB have established strong reputations and customer followings in their respective market areas through attention to client service and an understanding of client needs. In an effort to capitalize on the identities and reputations of the Banks, the Company will continue to market its services under the CNB and MPB names, primarily through each Bank's relationship managers. The primary focus for the Banks' relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks.

  While client service decisions and day-to-day operations are maintained at the Banks, Greater Bay offers the advantages of affiliation with a multi-bank holding company by providing improved access to the capital markets and expanded client support services, such as business cash management, international trade services and accounting services. In addition, Greater Bay provides centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting and other specialized support functions thereby allowing the Banks to focus on client service.

CORPORATE GROWTH STRATEGY

  The Company's business strategy is to focus on increasing its market share within the communities it serves through continued internal growth. As a result of the Merger, the Company has the opportunity to market the specialized products and services of the venture lending division ("Venture Lending Group"), the trust division ("Greater Bay Trust Company") and the Small Business Administration ("SBA") Department to a larger customer base. The Company believes that these products and services, available prior to the Merger only to customers of CNB, will be attractive to customers and contacts of MPB in the venture capital community and the high net worth customers of MPB. The Company believes that the infrastructure developed by Cupertino to support the Greater Bay Trust Company, the SBA Department and the Venture Lending Group will allow the Company to offer the products and services of these groups without significant additional overhead costs.

  The Company also will pursue opportunities to expand its market share through select acquisitions that management believes complement the Company's businesses. While management would prefer to make acquisitions which would expand its presence in its current market areas of Santa Clara and San Mateo Counties, it will also pursue opportunities to expand its market through acquisitions in other parts of the South, East, and North Bay Areas of San Francisco.

THE BANKS

  CNB

  CNB presently has four banking offices. CNB's main office is in Cupertino, and it has one regional office in San Jose and two regional offices in Palo Alto. At December 31, 1996, CNB had total assets of $339.7 million, total net loans of $248.4 million and total deposits of $302.3 million.

  MPB

  MPB presently has three banking offices. MPB's main office is in Palo Alto. MPB also has regional offices in San Mateo and in San Carlos. On December 31, 1996, MPB had total assets of $282.3 million, total net loans of $193.1 million and total deposits of $257.5 million.

  BANKING SERVICES

  Through their networks of regional offices, the Banks provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals. In addition, the Greater Bay Trust Company provides trust services to support the trust needs of the Banks' clients.

  The Banks offer a wide range of deposit products. These include the normal range of personal and business checking and savings accounts, time deposits and individual retirement accounts. The Banks also offer a wide range of specialized services designed to attract and service the needs of customers and include cash management and international trade services for business clients, traveler's checks, safe deposit and MasterCard and Visa merchant deposits services.

  The Banks also engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $50.0 million. The Banks' commercial customers are drawn from a wide variety of manufacturing, wholesale and service businesses. The Banks provide interim real estate loans primarily for construction in the Banks' primary service areas of single-family residences, which typically range between approximately $500,000 and $1.0 million, and multi-unit projects, which typically range between approximately $1.5 million and $4.0 million. The Banks provide medium term commercial real estate loans or credits for the financing of commercial or industrial buildings where the properties are either used by the owner for business purposes or have income derived from tenants, which typically range between approximately $750,000 and $3.0 million. Loans to professionals and other individual clients cover a full range of consumer services, such as automobile, aircraft, home improvement and home equity loans, and other secured and unsecured lines of credit, including credit cards.

  Through the SBA Department, loans are made to smaller businesses and are generally 65% to 80% guaranteed by the SBA. In 1994, CNB was named a Preferred Lender by the SBA. Preferred Lender status is awarded by the SBA to lenders who have demonstrated superior ability to generate, underwrite and service loans guaranteed by the SBA, and results in more rapid turnaround of loan applications submitted to the SBA for approval.

  In May 1994, the Company organized the Venture Lending Group to serve the needs of companies in their start-up and development phase. This unit was developed to meet the needs of such clients in the Company's service area by allowing them to access a banking relationship early in their development. The loans to this target group of clients are generally secured by the accounts receivable, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders.

MARKET AREA

  The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in the Santa Clara and San Mateo Counties. Santa Clara County, CNB's primary base of operations, encompasses the geographic area between San Jose to the south and Palo Alto to the north. Santa Clara County ranks third in California median household income. CNB is headquartered in Cupertino, California, which is in the center of the geographical area referred to as the "Silicon Valley." The city of Cupertino has a population of approximately 44,000, and its median annual household income exceeds $76,000. MPB's primary market area ranges from Palo Alto to the south to South San Francisco to the north. MPB is headquartered in Palo Alto, California. The city of Palo Alto has a population of approximately 60,000, and its median annual household income exceeds $72,000.

  The commercial base of Santa Clara and San Mateo Counties is diverse and includes computer and semiconductor manufacturing, professional services, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of its geographic concentration, the Company's results depend largely upon economic conditions in these areas. While the economy in the Company's market areas have exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its product and services, and accordingly its results of operations. See "Item 1. Business--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price--Economic Conditions and Geographic Concentration."

LENDING ACTIVITIES

  UNDERWRITING AND CREDIT ADMINISTRATION

  The lending activities of each of the Banks is guided by the basic lending policies established by its Board of Directors. The Company is currently preparing a new loan policy to govern the lending activities of both Banks. The new policy is expected to be fully implemented during the second quarter of 1997. Once implemented, the credit policy will be approved each year by the Boards of Directors of Greater Bay and each of the Banks and will be managed through periodic reviews.

  Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of each Bank on a limited basis. Loan requests exceeding individual officer approval limits are approved by the Officers Loan Committees of the respective Banks. Loan requests exceeding these limits are submitted to the Greater Bay Officers Loan Committee, which consists of the President and Chief Executive Officer of Greater Bay, the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of MPB and the Senior Vice President and Chief Credit Officer of Greater Bay. Loans requests which exceed the limits of the Greater Bay Officers Loan Committee are submitted to the Directors Loan Committee for final approval. The Directors Loan Committee consists of four outside directors. Each of these committees meet on a regular basis in order to provide timely responses to the Banks' clients.

  The Company's credit administration function includes an internal review and the regular use of an outside loan review firm. In addition, the Greater Bay Officers Loan Committee and Chief Financial Officer meet at a minimum of at least once a month and review delinquencies, non-performing assets, classified assets and other pertinent information to evaluate credit risk within each Bank's loan portfolio and to recommend general reserve percentages and specific reserve allocations. The information reviewed by this committee is submitted to the Boards of Directors of the Company on a monthly basis.

  LOAN PORTFOLIO

  Approximately 57.0% of the Company's gross loan portfolio was in commercial loans at December 31, 1996, and real estate construction and land loans represented approximately 17.4% of total loans, primarily for residential projects. In addition, 16.1% of the Company's loans were real estate term loans, which are primarily secured by commercial properties. The balance of the portfolio consists of consumer loans.

  The interest rates charged for the loans made by the Banks vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, associated factors stemming from the client's deposit relationship with the Bank and the Banks' cost of funds.

  Commercial Loans. In their commercial loan portfolio, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the Venture Lending Group, consist primarily of short-term loans (normally with a maturity of under one year) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Banks' reference rates.

  The Venture Lending Group serves the needs of companies in their start-up and development phase. Typical clients include technology companies, ranging from multimedia, software and telecommunications providers to bio-technology and medical device firms. The Venture Lending Group provides innovative lending products and other financial services, tailored to the needs of start-up and growth-stage companies. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. Many of these companies are in the start-up or development phase and will not generate any revenues for several years. The Company will often receive warrants from these companies as part of the compensation for its services.

  The Company participates in many SBA programs and, through CNB, is a "preferred lender." Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA has staff who are qualified and experienced in this area. As a preferred lender, the Company has the authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings in serving a customer's needs. The Company utilizes both the 504 program, which is focused toward longer-term financing of buildings, and other long-term assets, and the 7A program which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three- to seven-year term. The Company's collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The Company generally sells the guaranteed portion of its SBA loans in the secondary market.

  Real Estate Construction and Land Loans. The Banks' real estate construction loan activity has focused on providing short-term (less than one year maturity) loans to individuals and developers with whom the Banks have established relationships for the construction primarily of single family residences in the Banks' market areas. During 1992 and 1993, the Banks concentrated their construction loan activity on owner-occupied custom residences. During 1994, as real estate values began to stabilize, the Banks also entered the construction loan market for multi-unit single family residential projects. During 1995 and 1996, the Banks continued to expand their real estate construction portfolio with the help of the improving real estate market in Northern California.

  Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower's credit-worthiness are primary considerations in the loan underwriting decision. Generally, these loans provide an attractive yield, but may carry a higher than normal risk of loss or delinquency, particularly if general real estate values decline. The Banks utilize approved independent local appraisers and loan-to-value ratios which generally do not exceed 65% to 75% of the appraised value of the property. The Banks monitor projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

  The Banks also occasionally make land loans to person who intend to construct a single family residence on the lot generally within twelve months. In addition, the Banks have occasionally in the past, and may to a greater extent in the future, make commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of the borrower.

  Commercial Real Estate Term Loans. The Banks provide medium-term commercial real estate loans secured by commercial or industrial buildings where the properties are either used by the owner for business purposes or have income derived from tenants. The Company's loan policies require the principal balance of the loan, generally between $750,000 and $3.0 million, to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

  Consumer and Other Loans. The Banks' consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, and home improvement loans and equity lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one-to-five year maturity), while the equity lines of credit and home improvement loans are generally floating rate and are reviewed for renewal on an annual basis. The Banks also have a minimal portfolio of credit card loans, issued as an additional service to its clients.

DEPOSITS

  The Banks' deposits are obtained primarily from small and medium-sized businesses, business executives, professionals and other individuals. Each of the Banks offers the usual and customary range of depository products provided by commercial banks. The Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on the business of the Company or either of the Banks. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

  CNB has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 10% of its trust assets under management in liquid funds that are retained in CNB money market demand accounts. At December 31, 1996, these funds totaled approximately $41.7 million. The Venture Lending Group, which finances companies in their start-up and development stage, is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in the bank as part of the banking relationship. At December 31, 1996, customers of the Venture Lending Group had approximately $38.1 million in deposits at CNB.

TRUST DEPARTMENT

  The Greater Bay Trust Company commenced operations in July 1988. The Greater Bay Trust Company offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Greater Bay Trust Company acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and nonprofit organizations. Total assets under management by the Greater Bay Trust Company were approximately $418.0 million at December 31, 1996, compared to $270.0 million at December 31, 1995 and $157.0 million at December 31, 1994.

COMPETITION

  The banking and financial services business in California generally, and in the Banks' market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. In order to compete with the other financial services providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Banks are unable to accommodate a customer's needs, the Banks may arrange for those services to be provided by its correspondents. The Banks have seven offices located in the Santa Clara and San Mateo Counties. Neither the deposits nor loans of the offices of the respective Banks exceed 1% of all financial services companies located in such counties.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

  Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their customers and securities held in the Banks' portfolios comprises the major portion of the Banks' earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and growth of the Banks are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

  The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

  From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial services provider are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major legislative changes and the impact such changes might have on Greater Bay or the Banks are impossible to predict.

EMPLOYEES

  At December 31, 1996, the Company had 177 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

SUPERVISION AND REGULATION

  Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of Greater Bay and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

  GREATER BAY

  Greater Bay, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Greater Bay is required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Greater Bay and its subsidiaries.

  The Federal Reserve may require that Greater Bay terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Greater Bay must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities. Further, Greater Bay is required by the Federal Reserve to maintain certain levels of capital. See "-- Capital Standards" herein.

  Greater Bay is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of Greater Bay and another bank holding company.

  Greater Bay is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, Greater Bay, subject to the prior approval of the Federal Reserve, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve is required to consider whether the performance of such activities by Greater Bay or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the Federal Reserve adopted, as a rule, risk-based capital ratios (on a consolidated basis) that are the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law. See "--Prompt Corrective Action and Other Enforcement Mechanisms" herein.

  Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

  Greater Bay is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Greater Bay and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

  Finally, Greater Bay is subject to the periodic reporting requirements of the Exchange Act, including, but not limited to, filing annual, quarterly and other current reports with the Commission.

  THE BANKS

  CNB, as a national banking association, is subject to primary supervision, examination and regulation by the Comptroller. MPB, as a California state chartered bank and member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the Federal Reserve. If, as a result of an examination of a bank, the bank regulatory agencies should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the bank regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which would result in a revocation of the bank's charter. Neither CNB nor MPB has been the subject of any such actions by their respective regulatory agencies.

  The deposits of the Banks are insured by the Federal Deposit Insurance Corporation ("FDIC") in the manner and to the extent provided by law. For this protection, the Banks pay a semiannual statutory assessment. See "--Premiums for Deposit Insurance" herein.

  Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including levels of capital, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.

  RESTRICTIONS ON TRANSFERS OF FUNDS TO GREATER BAY BY THE BANKS

  Greater Bay is a legal entity separate and distinct from the Banks. Greater Bay's ability to pay cash dividends is limited by state law.

  There are statutory and regulatory limitations on the amount of dividends which may be paid to Greater Bay by the Banks. California law restricts the amount available for cash dividends by state chartered banks, such as MPB, to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the bank or by any majority-owned subsidiary of the bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, make a distribution to its shareholders in an amount not exceeding the greater of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank, such as CNB, in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

  The bank regulatory agencies also have authority to prohibit banks from engaging in activities that, in their respective opinions, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or Greater Bay may pay. See "--Prompt Corrective Action and Other Enforcement Mechanisms" herein and "--Capital Standards" herein for a discussion of these additional restrictions on capital distributions.

  Substantially all of Greater Bay's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, dividends paid by the Banks. At December 31, 1996, the Banks had $6.3 million in the aggregate available for the payment of cash dividends.

  The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Greater Bay or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Greater Bay or other affiliates. Such restrictions prevent Greater Bay and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations or other acceptable collateral of designated amounts. Further, such secured loans and investments by the Banks to or in Greater Bay or to or in any other affiliate is limited to 10% of the respective bank's capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the respective banks' capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Greater Bay and other controlling persons of the Banks. Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law. See "--Prompt Corrective Action and Other Enforcement Mechanisms" herein.

  COMMON LIABILITY

  Under federal law, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured institution in danger of default. These provisions can have the effect of making one subsidiary bank of Greater Bay responsible for FDIC-insured losses at another subsidiary bank.

  CAPITAL STANDARDS

  The Federal Reserve, the Comptroller and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with high credit risk, such as commercial loans.

  A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of, among other things, (i) common shareholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of: (i) a limited amount of the allowance for loan and lease losses ("ALLL");
(ii) cumulative perpetual preferred stock; (iii) perpetual preferred stock (and any related surplus); (iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

  In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

  In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

  In December 1993, the federal banking agencies issued an interagency policy statement on the ALLL which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss;
(b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.

  Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules governing banks and bank holding companies, which became effective April 1, 1995 and limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, based on projected taxable income for that year or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

  Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends. For information concerning the capital ratios of Greater Bay and the Banks, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Resources."

  PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

  Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

  "Well capitalized"                 "Adequately capitalized"
  Total risk-based capital of at
   least 10%;                        Total risk-based capital of at least 8%;
  Tier 1 risk-based capital of 6%;
   and                               Tier 1 risk-based capital of 4%; and
  Leverage ratio of 5%.              Leverage ratio of 4%.
  "Undercapitalized"                 "Significantly undercapitalized"
  Total risk-based capital less than
   8%;                               Total risk-based capital less than 6%;
  Tier 1 risk-based capital less
   than 4%; or                       Tier 1 risk-based capital less than 3%; or
  Leverage ratio less than 4%.       Leverage ratio less than 3%.
  "Critically undercapitalized"
  Tangible equity to total assets
   less than 2%.

  An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

  The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the applicable restrictions or requirements then in effect of the Federal Deposit Insurance Act; and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

  An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits;
(iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and (iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

  Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

  In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "--Potential Enforcement Actions" herein.

  SAFETY AND SOUNDNESS STANDARDS

  Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by Federal Deposit Insurance Corporation Improvement Act. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fee and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

  PREMIUMS FOR DEPOSIT INSURANCE

  The FDIC has adopted final regulations implementing a risk-based premium system required by federal law, which establishes an assessment rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of BIF. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group
C).

  The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

                  ASSESSMENT RATES EFFECTIVE JANUARY 1, 1996*

                                                         GROUP A GROUP B GROUP C
                                                         ------- ------- -------
      Well Capitalized..................................     0       3      17
      Adequately Capitalized............................     3      10      24
      Undercapitalized..................................    10      24      27

--------
*Assessment figures are expressed in terms of cents per $100 per deposits.

  On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment has been set at 65.7 cents per $100 of deposits insured by SAIF as of March 31, 1995. Effective January 1, 1997, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like the Banks, will pay 0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

  The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

  INTERSTATE BANKING AND BRANCHING

  On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company is not permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law, except that a state may not impose more than a five-year age requirement.

  The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

  The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

  Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

  COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

  The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

  In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

  In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

  In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during the first quarter of 1996, MPB was rated outstanding. CNB, which was rated satisfactory in 1995, is currently undergoing a CRA exam.

  POTENTIAL ENFORCEMENT ACTIONS

  Commercial banking organizations, such as the Banks, and their institution-affiliated parties, which include Greater Bay, may be subject to potential enforcement actions by the Federal Reserve, the FDIC, the Superintendent and/or the Comptroller for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Banks), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither Greater Bay nor the Banks has been subject to any such enforcement actions.

SUMMARY OF BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND/OR STOCK PRICE

  Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Reform Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

  ABILITY OF THE COMPANY TO EXECUTE ITS BUSINESS STRATEGY

  The financial performance of the Company will depend in part on the Company's ability to successfully integrate the operations and management of Mid-Peninsula and Cupertino and to implement its Super Community Banking Philosophy. The Merger was effected in late November, 1996, and integration of such operations and management are in the early stages. There can be no assurance that the Company will be able to effectively and profitably integrate the operations and management of Mid-Peninsula and Cupertino, or that it will be able to profitably implement its Super Community Banking Philosophy.

  INTEREST RATE RISK

  Banking companies' earnings depend largely on the relationship between the cost of funds, primarily deposits, and the yield on earning assets. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Given the Company's current volume and mix of interest-bearing liabilities and interest-earning assets, the Company's interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Although the Company believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on the Company's results of operations.

  ECONOMIC CONDITIONS AND GEOGRAPHIC CONCENTRATION

  The Company's operations are located in Northern California and concentrated primarily in Santa Clara and San Mateo Counties, which include the area known as the "Silicon Valley." As a result of the geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, its results of operations. See "Item 1. Business--Market Area."

GOVERNMENT REGULATION AND MONETARY POLICY

  The banking industry is subject to extensive federal and state supervision and regulation. Such regulation limits the manner in which Greater Bay and the Banks conduct their respective businesses, undertake new investments and activities and obtain financing. This regulation is designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit holders of the Company's securities. Financial institution regulation has been the subject of significant legislation in recent years, and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results of operations. See "Item 1. Business--Supervision and Regulation."

  COMPETITION

  The banking and financial services business in California generally, and in the Banks' market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. There can be no assurance that the Banks will be able to compete effectively in their markets and the results of operations of the Company could be adversely affected if circumstances affecting the nature or level of competition change. See "Item 1. Business--Competition."

  DEPENDENCE ON KEY PERSONNEL

  The Company's success depends substantially on certain members of its senior management, in particular David L. Kalkbrenner, President and Chief Executive Officer of Greater Bay and MPB, C. Donald Allen, President and Chief Executive Officer of CNB, Steven C. Smith, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Greater Bay and Executive Vice President and Chief Operating Officer of CNB, David R. Hood, Executive Vice President and Chief Lending Officer of Greater Bay, Murray B. Dey, Executive Vice President and Chief Credit Officer of MPB, and Hall Palmer, Executive Vice President and Senior Trust Officer of Greater Bay. The Company's business and financial condition could be materially adversely affected by the loss of the services of any such individuals. The Company does not maintain key man life insurance. See "Item 10. Directors and Executive Officers of Registrant-- Board of Directors and Executive Officers."

  CREDIT QUALITY

  A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results of operations.

  OTHER RISKS

  From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Commission.

ITEM 2. PROPERTIES.

  The Company occupies its administrative offices under a lease which expires 2002. MPB occupies its offices under leases expiring at various dates (including options to renew) through 2009. CNB occupies its offices under leases expiring at various dates (including options to renew through 2018.

  The Company believes its present facilities are adequate for its present needs and anticipated future growth. The Company believes that, if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company is involved in certain legal proceedings arising in the normal course of its business. Management believes that the outcome of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Special Meeting of Shareholders of Greater Bay (formerly Mid-Peninsula) was held on October 30, 1996. At the meeting, the following matters were voted upon:

  1. The principal terms of the Second Amended and Restated Agreement and Plan of Reorganization and Merger dated as of August 20, 1996, by and between Mid-Peninsula Bancorp and Cupertino National Bancorp was approved by the following vote:

        Shares Voted For:      1,128,600
        Shares Voted Against:      1,926
        Shares Abstained:          1,441
        Broker Nonvotes:         100,305

  2. The amendment to the Bylaws to change the authorized number of directors to not less than 7 and not more than 13 and to fix the number of directors at 10 until changed as provided in the Bylaws was approved by the following vote:

        Shares Voted For:      1,126,045
        Shares Voted Against:      4,176
        Shares Abstained:          1,746
        Broker Nonvotes:         100,305

  3. The amendment to the Articles of Incorporation to establish super majority vote requirements equal to a two-thirds vote of the Board of Directors applicable to certain matters was approved by the following vote:

        Shares Voted For:      1,113,202
        Shares Voted Against:     14,253
        Shares Abstained:          4,512
        Broker Nonvotes:         100,305

  4. The Greater Bay Bancorp 1996 Stock Option Plan and authorization to increase the total number of shares available for issuance pursuant to all stock option plans of Greater Bay was approved by the following vote:

        Shares Voted For:      1,116,989
        Shares Voted Against:      7,320
        Shares Abstained:          7,658
        Broker Nonvotes:         100,305

  5. The proposal to change the name of Mid-Peninsula to Greater Bay Bancorp was approved by the following vote:

        Shares Voted For:      1,227,636
        Shares Voted Against:      3,730
        Shares Abstained:            906
        Broker Nonvotes:               0

  6. The proposal to approve an amendment to the Articles of Incorporation regarding indemnification and approve the form of indemnification agreements for directors and officers was approved by the following vote:

        Shares Voted For:      872,819
        Shares Voted Against:    2,775
        Shares Abstained:        4,842
        Broker Nonvotes:        27,292

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Prior to September 9, 1996, the Company's Common Stock was not listed on any exchange nor was it quoted by the NASDAQ Stock Market. It was, however, listed with the National Quotation Service and on the Over The Counter (OTC) Bulletin Board. Hoefer & Arnett, Incorporated and Van Kasper & Company acted as the primary market makers and facilitated trades in the Company's Common Stock. The Company's Common Stock was listed on the NASDAQ National Market on September 9, 1996. Based on information provided to the Company from Hoefer & Arnett, the range of high and low bid quotations for the Common Stock for 1995 and the first three quarters of 1996, are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations subsequent to September 30, 1996 reflect the high and low sales prices for the Company's Common Stock as reported by The Nasdaq Stock Market, Inc.

   CALENDAR YEAR                                     LOW    HIGH  CASH DIVIDENDS
   -------------                                    ------ ------ --------------
   1995
     First Quarter................................. $13.00 $13.63     $0.10
     Second Quarter................................  13.00  15.25      0.10
     Third Quarter.................................  15.25  17.00      0.10
     Fourth Quarter................................  15.75  16.88      0.10
   1996
     First Quarter.................................  16.50  18.75      0.15
     Second Quarter................................  17.75  22.50      0.15
     Third Quarter.................................  18.00  21.00      0.15
     Fourth Quarter................................  24.38  21.13      0.15

  The Company estimates that the number of stockholders of record of the Company at March 10, 1997 was approximately 900.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1996 and 1995, and its results of operations for the fiscal years ended December 31, 1996, 1995 and 1994 have been derived from the audited consolidated financial statements, and notes thereto, of the Company appearing elsewhere in this Prospectus. This information should be read in conjunction with such consolidated financial statements and the notes thereto included elsewhere herein. The selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1994, 1993 and 1992 and its results of operations for the years ended December 31, 1993, and 1992 have been derived from the audited consolidated financial statements of the Company, which are not presented herein.

                                      YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------
                            1996       1995        1994        1993        1992
                          ---------  ---------   ---------   ---------   ---------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income.........  $  45,037  $  37,233   $  27,801   $  23,857   $  22,736
Interest expense........     16,213     13,892       8,512       6,497       7,506
                          ---------  ---------   ---------   ---------   ---------
Net interest income.....     28,824     23,341      19,289      17,360      15,230
Provision for loan
 losses.................      2,036        956       1,823       1,945       1,132
                          ---------  ---------   ---------   ---------   ---------
Net interest income
 after provision for
 loan losses............     26,788     22,385      17,466      15,415      14,098
Other income............      3,530      2,306       3,295       3,578       2,127
Other expense...........     23,888     19,686      16,231      15,077      11,255
                          ---------  ---------   ---------   ---------   ---------
Income before income
 taxes..................      6,430      5,005       4,530       3,916       4,970
Provision for income
 taxes..................      2,927      1,971       1,966       1,473       1,825
                          ---------  ---------   ---------   ---------   ---------
Net income..............  $   3,503  $   3,034   $   2,564   $   2,443   $   3,145
                          =========  =========   =========   =========   =========
Net income per share....  $    1.04  $    0.96   $    0.85   $    0.84   $    1.12
Average common shares
 outstanding ...........  3,359,700  3,145,550   3,001,211   2,925,284   2,801,963
OPERATING RATIOS AND
 OTHER DATA:
Return on average
 assets(1)..............       0.65%      0.70 %      0.68 %      0.70 %      1.08 %
Return on average common
 shareholders'
 equity(1)..............       8.12%      7.98 %      7.31 %      7.56 %     10.50 %
Net interest margin.....       5.85%      5.83 %      5.62 %      5.61 %      5.54 %
Net (charge-offs)
 recoveries to average
 loans..................       0.02%     (0.35)%     (0.49)%     (0.61)%     (0.31)%
FINANCIAL CONDITION DATA
 (AT PERIOD END):
Assets..................  $ 622,044  $ 477,834   $ 401,614   $ 358,576   $ 325,168
Loans, net..............    441,560    284,579     242,750     231,857     226,334
Investment
 securities(2)..........    105,520    116,869      93,169      74,398      45,414
Deposits................    559,283    431,789     345,294     323,300     292,110
Long-term debt..........      3,000      3,000         --          --          --
Common shareholders'
 equity.................     44,682     40,112      36,040      34,222      31,619
Book value per common
 share..................      13.80      13.17       12.90       13.17       13.07
FINANCIAL CONDITION
 RATIOS:
Nonperforming assets to
 total loans and OREO...       0.74%      1.17 %      2.23 %      1.59 %      2.01 %
Allowance for loan
 losses to total loans..       1.62%      1.52 %      1.79 %      1.58 %      1.37 %
Allowance for loan
 losses to non-
 performing loans.......     224.02%    131.59 %     80.24 %     98.84 %     66.93 %
REGULATORY CAPITAL
 RATIOS:
Tier 1 capital..........       8.75%     11.38 %     12.59 %     13.05 %     11.60 %
Total capital...........      10.54%     13.43 %     13.82 %     14.45 %     12.80 %
Leverage ratio..........       7.27%      8.69 %      9.34 %      9.69 %      9.43 %

--------
(1) After excluding merger and other related costs of $2.8 million in 1996, expenses related to litigation settlement, closing of the mortgage banking business unit and terminated merger discussions of $2.1 million in 1995 and merger and other related costs of $608,000 in 1994, the ROA would have been 1.02%, 0.99% and 0.78% in 1996, 1995 and 1994, respectively, and the
    ROE would have been 12.86%, 11.35% and 8.35% in 1996, 1995 and 1994, respectively.
(2) Includes available-for-sale securities and held-to-maturity securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  Greater Bay Bancorp ("Greater Bay," on a parent-only basis, and the "Company," on a consolidated basis) was formed as the result of the Merger between Cupertino, the holding company for CNB, and Mid-Peninsula, the holding company for MPB. The Merger, which has been accounted for as a pooling of interests, was consummated in late November 1996. All of the financial information for the Company for the periods prior to the Merger has been restated to reflect the pooling of interests as if it occurred at the beginning of the earliest reporting period presented.

  The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Item 6. Selected Consolidated Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these and other factors, see "Item 1. Business--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."

RESULTS OF OPERATIONS

  The Company reported net income of $3.5 million in 1996, a 15% increase over 1995 net income of $3.0 million. The net income in 1995 was an 18.3% increase over 1994 net income of $2.6 million. Net income per share was $1.04 in 1996, compared with $0.96 in 1995 and $0.85 in 1994. The return on average assets and return on average shareholders' equity were 0.65% and 8.12% in 1996, compared with 0.70% and 7.98% in 1995 and 0.68% and 7.31% in 1994, respectively.

  The increase in 1996 net income was the result of significant loan and deposit growth, which resulted in increased net interest income, and increases in trust fees, depositors' service fees and other fee income. Operating expense increases required to service and support the Company's growth partially offset the increase in revenues. The 1996 operating results included $2.8 million ($2.0 million net of tax) in merger and other related charges. Excluding these charges, the Company's net income, net income per share, return on average assets and return on average shareholders' equity would have been $5.5 million, $1.63, 1.02% and 12.86%, respectively.

  The increase in net income in 1995 over 1994 was due primarily to increased growth in interest-earning assets, which was partially offset by the growth in operating expenses. The operating results in 1995 included $2.1 million ($1.3 million net of taxes) in charges related to the settlement of litigation, the closing of CNB's mortgage banking business unit and terminated merger discussions. Excluding these charges, the Company's net income, net income per share, return on average assets and return on average shareholders' equity would have been $4.3 million, $1.37, 1.00% and 11.39%, respectively.

  NET INTEREST INCOME

  Net interest income increased 23.8% to $29.2 million in 1996 from $23.6 million in 1995 primarily due to the $95.5 million, or 23.4%, increase in average interest-earning assets coupled with an 8 basis point increase in the Company's interest rate spread. Net interest income increased 21.2% in 1995 from $19.5 million in 1994 primarily due to the combined effects of the $58.0 million, or 16.8%, increase in average interest-earning assets and the 2 basis point increase in the Company's interest rate spread.

  The following table presents, for the years indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are averaged daily balances.

                                                       YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                     1996                        1995                        1994
                          --------------------------- --------------------------- ---------------------------
                                              AVERAGE                     AVERAGE                     AVERAGE
                           AVERAGE            YIELD/   AVERAGE            YIELD/   AVERAGE            YIELD/
                          BALANCE(1) INTEREST  RATE   BALANCE(1) INTEREST  RATE   BALANCE(1) INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Loans(2)...............   $350,679  $36,278   10.35%  $260,635  $28,397   10.90%  $230,126  $22,112   9.61%
 Investment securities,
  short term investment
  and cash
  equivalents(3)........    148,118    9,115    6.15%   143,665    9,070    6.31%   116,143    5,852   5.04%
                           --------  -------           --------  -------           --------  -------
   Total interest-
    earning assets(3)...    498,797   45,393    9.10%   404,300   37,467    9.27%   346,269   27,964   8.08%
Noninterest-earning          40,013                      30,448                      30,532
 assets.................   --------  -------           --------  -------           --------  -------
   Total assets.........   $538,810  $45,393           $434,748  $37,467           $376,801  $27,964
                           ========  =======           ========  =======           ========  =======
INTEREST-BEARING
LIABILITIES:
 Deposits:
 NOW and MMDA...........   $246,183  $ 8,656    3.52%  $204,521  $ 7,868    3.85%  $173,619  $ 4,945   2.85%
 Savings deposits.......     38,429    1,714    4.46%     9,541      539    5.65%     9,599      466   4.85%
 Time deposits..........     99,635    5,362    5.38%    89,539    4,641    5.18%    73,793    2,719   3.68%
                           --------  -------           --------  -------           --------  -------
   Total deposits.......    384,247   15,732    4.09%   303,601   13,048    4.30%   257,011    8,130   3.16%
 Borrowings.............      8,191      481    5.87%    13,334      844    6.33%     7,788      382   4.90%
                           --------  -------           --------  -------           --------  -------
   Total interest-
    bearing liabilities.    392,438   16,213    4.13%   316,935   13,892    4.38%   264,799    8,512   3.21%
                           --------  -------           --------  -------           --------  -------
Noninterest-bearing
 deposits...............    102,689                      77,727                      75,244
Other noninterest-
 bearing liabilities....        883                       2,038                       1,684
Shareholders' equity....     42,800                      38,048                      35,074
                           --------                    --------  -------           --------
   Total liabilities and
    shareholders'
    equity..............   $538,810  $16,213           $434,748  $13,892           $376,801  $ 8,512
                           ========  =======           ========  =======           ========  =======
Net interest income.....             $29,180                     $23,575                     $19,452
Interest rate spread....                        4.97%                       4.89%                      4.87%
Contribution of interest
 free funds.............                        0.88%                       0.94%                      0.75%
Net yield on interest-
 earnings assets(4).....                        5.85%                       5.83%                      5.62%

-------
(1) Non-accrual loans are included in the average balance; however, only collected interest is included in the interest column.
(2) Loan fees totaling $2.4 million, $1.5 million and $1.4 million are included in loan interest income for the years 1996, 1995 and 1994, respectively.
(3) Interest income includes $356,000, $234,000 and $163,000 in 1996, 1995 and
    1994, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

  The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate). The change in interest attributable to simultaneous volume and rate changes have been reflected as volume variances. Non-accrual loans are included in average loans.

                           YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                    1996                       1995
                           COMPARED WITH DECEMBER     COMPARED WITH DECEMBER
                             31, 1995 FAVORABLE         31, 1994 FAVORABLE
                                (UNFAVORABLE)              (UNFAVORABLE)
                           -------------------------  -------------------------
                           VOLUME    RATE      NET    VOLUME    RATE      NET
                           -------  -------  -------  -------  -------  -------
                                           (IN THOUSANDS)
INTEREST EARNED ON INTER-
 EST-EARNING ASSETS:
Interest income on loans.  $ 9,811  $(1,930) $ 7,881  $ 2,932  $ 3,353  $ 6,285
Interest income on in-
 vestment securities,
 short-term investments
 and cash equivalents
 (1).....................      281     (236)      45    1,387    1,831    3,218
                           -------  -------  -------  -------  -------  -------
  Total interest income..   10,092   (2,166)   7,926    4,319    5,184    9,503
                           -------  -------  -------  -------  -------  -------
INTEREST EXPENSE ON DE-
 POSITS:
  NOW and MMDA...........   (1,603)     815     (788)    (880)  (2,043)  (2,923)
  Savings deposits.......   (1,632)     457   (1,175)       3      (76)     (73)
  Time deposits..........     (523)    (198)    (721)    (580)  (1,342)  (1,922)
                           -------  -------  -------  -------  -------  -------
Total interest expense on
 deposits................   (3,758)   1,074   (2,684)  (1,457)  (3,461)  (4,918)
Interest expense on
 borrowings..............      326       37      363     (272)    (190)    (462)
                           -------  -------  -------  -------  -------  -------
  Total interest expense.   (3,432)   1,111   (2,321)  (1,729)  (3,651)  (5,380)
                           -------  -------  -------  -------  -------  -------
Increase (decrease) in
 net interest income.....  $ 6,660  $(1,055) $ 5,605  $ 2,590  $ 1,533  $ 4,123
                           =======  =======  =======  =======  =======  =======

--------
(1) Interest income includes $356,000, $234,000 and $163,000 for 1996, 1995 and 1994, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

  Interest income in 1996 increased 21.2% to $45.4 million from $37.5 million in 1995. This was primarily due to the significant increase in loans, the Company's highest yielding asset. Loan volume increases were the result of an improving economy in the Company's market areas, as well as the addition of experienced relationship managers and greater business development efforts by the Company's relationship managers. This increase was partially offset by a decline in the yield earned on average interest-earning assets. While average interest-earning assets increased $94.5 million, or 23.4%, to $498.8 million in 1996, compared to $404.3 million in 1995, average loans increased $90.0 million, or 34.5%, to $350.7 million, or 70.3% of average interest-earning assets, in 1996 from $260.6 million, or 64.4% of average interest-earning assets, in 1995. Conversely, other interest-earning assets, consisting of investment securities, federal funds sold and other short-term investments, increased only 3.1% to $148.1 million, or 29.7% of average interest-earning assets, in 1996 from $143.7 million, or 35.6% of average interest-earning assets, in 1995.

  The average yield on interest-earning assets declined 17 basis points to 9.10% in 1996 from 9.27% in 1995 primarily due to the decline in yields on loans. Average yields on loans declined 55 basis points to 10.35% in 1996 from 10.90% in 1995 primarily due to competition. The average yield on other interest-earning assets declined 16 basis points to 6.15% in 1996, compared to 6.31% in 1995.

  Interest expense in 1996 increased 16.7% to $16.2 million from $13.9 million in 1995. This increase was due to greater volumes of interest-bearing liabilities which was partially offset by lower interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 23.8% to $392.4 million in 1996 from

$316.9 million in 1995 due to the efforts of the Banks' relationship managers and deposits derived from the activities of the Greater Bay Trust Company and the Venture Lending Group. During 1996, the average rate paid on interest-bearing liabilities declined 25 basis points to 4.13% from 4.38% in 1995 due to the repricing of deposit accounts.

  During 1996, average noninterest bearing deposits increased to $102.7 million from $77.7 million in 1995. As a result of such increase, noninterest bearing deposits comprised 25.2% of total deposits at year end 1996, compared to 22.2% at year end 1995.

  As a result of the foregoing, the Company's interest rate spread increased to 4.97% in 1996 from 4.89% in 1995 and the net yield on interest-earning assets increased slightly in 1996 to 5.85% from 5.83% in 1995.

  Interest income increased 34.0% to $37.7 million in 1995 from $28.0 million in 1994, as a result of the combined effects of increases in average interest-earning assets and the yields earned on such assets. Average interest-earning assets increased 16.8% to $404.3 million in 1995 from $346.3 million in 1994 as a result of almost equivalent increases in both loans and other interest-earning assets. The average yield on the higher volume of average interest-earning assets increased 119 basis points to 9.27% in 1995 from 8.08% in 1994, primarily as a result of increases in market rates of interest.

  Interest expense in 1995 increased 63.2% to $13.9 million from $8.5 million in 1994, primarily as a result of the combined effect of increases in rates paid on interest-bearing liabilities and the volume of interest-bearing liabilities. As a result of increases in market rates of interest, the average rate paid on average interest-bearing liabilities increased 117 basis points to 4.38% in 1995 from 3.21% in 1994. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 19.7% to $316.9 million in 1995 from $264.8 million in 1994.

  As a result of the foregoing, the Company's interest rate spread increased to 4.89% in 1995 from 4.87% in 1994 and the net yield on interest-earning assets increased to 5.83% in 1995 from 5.62% in 1994.

  The Company has noninterest-bearing liabilities on which it pays for certain client service expenses. These expenses include messenger services, check supplies and other related items and are included in operating expenses. If these costs had been included in interest expense, the impact of these expenses on the Company's net yield on interest-earning assets would have been as follows for each of the years presented.

                                                 YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------   -------   -------
                                                  (DOLLARS IN THOUSANDS)
   Average noninterest-bearing demand deposits.  $102,689   $77,727   $75,244
   Client services expenses....................       411       337       376
   Client services expenses annualized.........      0.40 %    0.43 %    0.50 %
   IMPACT ON NET YIELD ON INTEREST-EARNING
    ASSETS:
   Net yield on interest-earning assets........      5.85 %    5.83 %    5.62 %
   Impact of client services expense...........     (0.08)%   (0.08)%   (0.11)%
                                                 --------   -------   -------
   Adjusted net yield on interest-earning as-
    sets.......................................      5.77 %    5.75 %    5.51 %
                                                 ========   =======   =======

--------
(1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield on interest-earning assets.

  The impact on the net yield on interest-earning assets is caused by off-setting net interest income by the cost of client services expenses, which reduces the yield on interest-earning assets. The cost for client services expense is trending down and reflects the Company's efforts to manage its client services expenses.

  PROVISION FOR LOAN LOSSES

  The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. The Company performs a monthly assessment of the risk inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes provisions for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company's market area and industry averages. Annual fluctuation in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses, and ultimate loan losses may vary from current estimates.

  The provision for loan losses in 1996 was $2.0 million, compared to $0.9 million in 1995 and $1.8 million in 1994. In addition, in connection with the Merger, the Company made an $800,000 additional provision for loan losses to conform the Banks' reserve allocation methodologies, which is included in operating expenses. The increased provision for loan losses during 1996 reflects the $160.5 million increase in gross loans outstanding at December 31, 1996 from year-end 1995. Notwithstanding the substantial increase in loans outstanding, non-performing loans, comprised of non-accrual loans and accruing loans past due 90 days or more, declined to $3.1 million or 0.69% of loans outstanding at December 31, 1996 from $3.3 million or 1.15% of loans outstanding at December 31, 1995. The $1.8 million provision for loan losses during 1994 reflected the higher level of non-performing loans experienced by the Company during 1994. At December 31, 1994, non-performing loans were
$5.0 million, or 2.07% of loans outstanding at such date.

  For further information on non-performing and classified loans and the allowance for loan losses, see "--Financial Condition--Non-Performing and Classified Assets" herein.

  OTHER INCOME

  Total other income increased to $3.5 million in 1996, compared to $2.3 million in 1995 and $3.3 million in 1994. The following table sets forth information by category of other income in the years indicated.

                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
   Trust fees........................................... $1,426  $  710  $  593
   Depositors' service fees.............................  1,045     671     699
   Gain on sale of SBA loans............................    519     366     685
   Gain on sale of mortgage loans.......................    --      137     993
   Loan documentation fees, net.........................    (42)    103     276
   Investment gains/(losses)............................   (263)   (113)   (266)
   Other................................................    845     432     315
                                                         ------  ------  ------
     Total.............................................. $3,530  $2,306  $3,295
                                                         ======  ======  ======

  The increase in other income in 1996 is primarily the result of a $716,000 increase in trust fees and a $374,000 increase in depositors' service fees. The trust fee increase is due to significant growth in assets under management in Greater Bay Trust Company. Trust assets increased to $418.0 million at year-end 1996, compared to $270.0 million at December 31, 1995 and $157.0 million at December 31, 1994. Depositors' service fees increased due to growth in deposits.

  The decrease in other income in 1995 from 1994 is due primarily to the decline in the activities of the mortgage banking business unit. This unit generated $137,000 in gains on the sale of mortgage loans in 1995, compared to $993,000 in 1994. In early 1995, the Company closed the mortgage banking business unit due to the sharp rise in interest rates during 1994 and the impact the rising rates had on originations.

  The fluctuation in gain on sale of SBA loans is due primarily to the mix of SBA loans originated for sale combined with the effect of market pricing on loans sold. SBA loans with longer maturities command a higher premium than loans with shorter maturity periods. In 1996 compared to 1995, the Company originated and sold fewer long-term real estate loans and the pricing on loans sold declined slightly. During 1995 compared to 1994, the Company generated more long-term commercial real estate loans that were sold in the secondary market, thus causing the increase in gain on sale of SBA loans. In addition, lower market interest rates in 1994 provided higher premiums on SBA loan sales.

  OPERATING EXPENSES

  Operating expenses totaled $23.9 million for 1996, compared to $19.7 million for 1995 and $16.2 million for 1994. The ratio of operating expenses to average assets was 4.43% in 1996, 4.53% in 1995, and 4.31% in 1994. Operating expenses in 1996 and 1994 included $2.8 million and $608,000, respectively, in merger and other related costs, while 1995 operating expenses included $2.2 million related to the settlement of litigation, the closing of CNB's mortgage banking business unit and terminated merger discussions. Excluding these costs, operating expenses to average assets would have been 3.92% in 1996, 4.04% in 1995 and 4.15% in 1994.

  The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio for 1996 was 73.83%, compared to 76.76% in 1995 and 71.87% in 1994. Excluding nonrecurring costs, the Company's efficiency ratios were 65.21%, 68.43% and 69.18% in 1996, 1995 and 1994, respectively. The decline in the Company's efficiency ratio was due to the investment in infrastructure in 1994 and early 1995 which allowed the Company to grow its revenue base in 1995 and 1996 without significant increases in operating expenses.

  The following table represents the major components of operating expenses for the years indicated.

                                                      YEARS ENDED DECEMBER
                                                               31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Compensation and benefits........................... $11,773  $10,146  $ 8,505
Occupancy and equipment.............................   3,401    2,679    2,226
Merger/restructuring costs..........................   2,791      --       608
Professional services and legal costs...............   1,270    2,968    1,176
FDIC insurance and regulatory assessments...........     102      551      858
Other real estate, net..............................      35       62      112
Other...............................................   4,105    2,943    2,370
                                                     -------  -------  -------
Total operating expenses before client services ex-
 penses.............................................  23,477   19,349   15,855
Client services expenses............................     411      337      376
                                                     -------  -------  -------
  Total operating expenses.......................... $23,888  $19,686  $16,231
                                                     =======  =======  =======
Nonrecurring costs(1)...............................   2,791    2,135      608
                                                     -------  -------  -------
  Total operating expenses excluding nonrecurring
   costs(1)......................................... $21,097  $17,551  $15,623
                                                     =======  =======  =======
Efficiency ratio before client services.............   72.56%   75.44%   70.20%
Efficiency ratio....................................   73.83%   76.76%   71.87%
Efficiency ratio, excluding nonrecurring costs(1)...   65.21%   68.43%   69.18%
Total operating expenses to average assets..........    4.43%    4.53%    4.31%
Total operating expenses to average assets, exclud-
 ing nonrecurring costs(1)..........................    3.92%    4.04%    4.15%

--------
(1) Nonrecurring costs include merger and related costs for 1996 and 1994 and costs related to the settlement of litigation, the closing of CNB's mortgage banking business unit and terminated merger discussions in 1995.

  Compensation and benefits expenses increased in 1996 to $11.8 million, compared to $10.1 million in 1995 and $8.5 million in 1994, primarily due to the addition of personnel at Greater Bay Trust Company and an increase in the number of relationship managers at the Banks.

  The increase in occupancy and equipment expense in 1996 was primarily due to the opening of CNB's new Emerson office and the Greater Bay Trust Company office in downtown Palo Alto, California. The increase in occupancy and equipment expense in 1995 was due to the installation of a larger data processing system, which included a local and wide area network to connect all of the CNB office locations.

  Expenses for professional services and legal costs, including consulting and audit services, decreased to $1.3 million in 1996, compared to $3.0 million in 1995 and $1.2 million in 1994. The decrease in 1996 is primarily attributable to a one-time charge of $1.8 million in 1995 for a legal settlement related to trust department activities.

  Client services expenses increased to $411,000 in 1996, compared to $337,000 in 1995 and $376,000 in 1994 as a result of an increase in the volume of noninterest-bearing demand deposits from commercial customers for which the Company provides services. These expenses include messenger services, check supplies and other related items. For information concerning the impact of these expenses on net yield on interest-earning assets, see "--Net Interest Income" herein.

  FDIC deposit insurance and Office of the Comptroller of the Currency regulatory assessments decreased to $102,000 in 1996, compared to $551,000 in 1995, and $858,000 in 1994. The decline in FDIC insurance expense is a result of the lowering of deposit insurance premiums by the FDIC when the Bank Insurance Fund was fully funded as of March 1995.

  The increase in other operating expense in 1996 was related to the rapid growth in the Company's loan and deposit portfolios and trust assets. The principal expense increases were $570,000 in marketing expenses, $80,000 in trust data processing charges and $236,000 in supplies and postage expenses. The increase in 1995 over 1994 was also primarily in marketing, trust and supplies and postage expenses.

  INCOME TAXES

  The Company's income tax rate for 1996 was 45.5%, compared to 39.4% in 1995 and 36.4% in 1994. The effective rate in 1996 was higher than the statutory rate due to the impact of nondeductible merger expenses.

FINANCIAL CONDITION

  Total assets increased 30.2% to $622.0 million at December 31, 1996, compared to $477.8 million at December 31, 1995. Total assets increased 19.0% in 1995 from $401.6 million at December 31, 1994. The increases in 1996 and 1995 were primarily due to increases in the Company's loan portfolio funded by growth in deposits.

  LOANS

  Total gross loans increased 55.3% to $450.8 million at December 31, 1996, compared to $290.3 million at December 31, 1995. Total gross loans increased 19.5% in 1995 from $243.0 million at year-end 1994. The increases in loan volumes in 1996 and 1995 were due to an improving economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

  The Company's loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

  The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                         DECEMBER 31,
                          ---------------------------------------------------------------------------------------
                               1996              1995              1994              1993              1992
                          ---------------   ---------------   ---------------   ---------------   ---------------
                           AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                                                    (DOLLARS IN THOUSANDS)
Commercial..............  $257,042   58.2 % $181,617   63.8 % $158,223   65.2 % $145,673   62.8 % $130,561   57.7 %
Real estate construction
& land..................    78,278   17.7     32,672   11.5     22,725    9.4     23,742   10.2     33,315   14.7
Commercial real estate
term....................    72,802   16.5     47,322   16.6     31,666   13.0     12,075    5.2     11,225    5.0
Consumer & other........    42,702    9.7     28,666   10.1     30,361   12.5     47,768   20.6     50,510   22.3
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
 Total loans, gross.....   450,824  102.1    290,277  102.0    242,975  100.1    229,258   98.9    225,611   99.7
Deferred fees and           (1,952)  (0.4)    (1,299)  (0.5)    (1,264)  (0.5)    (1,369)  (0.6)    (1,019)  (0.5)
discounts...............  --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
 Total loans, net of      $448,872  101.7 % $288,978  101.5 % $241,711   99.6 % $227,889   98.3 % $224,592   99.2 %
  deferred fees.........  ========  =====   ========  =====   ========  =====   ========  =====   ========  =====
Allowance for loan          (7,312)  (1.7)    (4,399)  (1.5)    (4,344)  (1.8)    (3,657)  (1.6)    (3,099)  (1.4)
losses..................  --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
 Net loans..............  $441,560  100.0 % $284,579  100.0 % $237,367   97.8 % $224,232   96.7 % $221,493   97.9 %
                          ========  =====   ========  =====   ========  =====   ========  =====   ========  =====
Loans held for sale.....       --     --         --     --       5,383    2.2      7,625    3.3      4,841    2.1
                          --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
 Total loans............  $441,560  100.0 % $284,579  100.0 % $242,750  100.0 % $231,857  100.0 % $226,334  100.0 %
                          ========  =====   ========  =====   ========  =====   ========  =====   ========  =====

  The following table presents the maturity distribution of the Company's commercial, real estate construction and land and commercial real estate term portfolios and the sensitivity of such loans to changes and interest rates at December 31, 1996.

                                                                      COMMERCIAL
                                                         REAL ESTATE     REAL
                                                         CONSTRUCTION   ESTATE
                                              COMMERCIAL    & LAND       TERM
                                              ---------- ------------ ----------
                                                        (IN THOUSANDS)
   Loan due in:
   One year or less:
     Floating rate...........................  $186,260    $62,484     $23,257
     Fixed rate..............................    14,918      1,678       2,226
   One to five years:
     Floating rate...........................    36,552      3,904      10,813
     Fixed rate..............................     5,701      4,534       6,335
   After five years:
     Floating rate...........................        21        --          --
     Fixed rate..............................    13,590      5,678      30,171
                                               --------    -------     -------
       Total                                   $257,042    $78,278     $72,802
                                               ========    =======     =======

  For additional information concerning the Company's loan portfolio and its underwriting and credit administration policies and procedures, see "Item 1. Business--Lending Activities."

  NON-PERFORMING AND CLASSIFIED ASSETS

  Management generally places loans on non-accrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Banks have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

  The following table sets forth information regarding non-performing assets at the dates indicated.

                                                   DECEMBER 31,
                                        --------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------  ------  ------  ------  ------
                                              (DOLLARS IN THOUSANDS)
Non-performing loans
  Non-accrual loans.................... $1,875  $2,513  $3,668  $1,179  $  913
  Accruing loans past due 90 days or
   more................................  1,237     830   1,371   1,903     --
  Restructured loans...................    --      --      --      --      --
                                        ------  ------  ------  ------  ------
    Total non-performing loans.........  3,112   3,343   5,039   3,082     913
Other real estate owned................    152     --      375     618   3,717
                                        ------  ------  ------  ------  ------
    Total non-performing assets........ $3,264  $3,343  $5,414  $3,700  $4,630
                                        ======  ======  ======  ======  ======
Non-performing assets to total loans
 and other real estate owned...........   0.74%   1.17%   2.23%   1.59%   2.01%

  At December 31, 1996, the Company had $1.9 million in non-accrual loans. Non-accrual loans included 11 loans with aggregate principal balances ranging from $3,000 to $962,000. Interest income foregone on non-performing loans outstanding at year end totaled $215,000, $245,000 and $275,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  The Company records other real estate at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified. At December 31, 1996, other real estate owned consisted of one property acquired through foreclosure with a carrying value of $152,000.

  The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard," "doubtful" and "loss." Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified loss is considered uncollectible and its continuance as an asset is not warranted.

  The following table sets forth classified loans at the dates indicated.

                                                            DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------  ------  -------
                                                             (DOLLARS IN
                                                             THOUSANDS)
Substandard............................................ $7,759  $7,463  $12,676
Doubtful...............................................  1,664     601    1,781
Loss...................................................    --      --       --
                                                        ------  ------  -------
  Total................................................ $9,423  $8,064  $14,457
                                                        ======  ======  =======
Classified loans to total loans........................   2.13%   2.83%    5.96%
Allowance for loan losses to classified loans..........  77.60%  54.55%   30.05%

  With the exception of these classified loans, management is not aware of any loans as of December 31, 1996 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in the non-performing asset table above at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual or become restructured loans, in substance foreclosures or other real estate owned in the future.

  ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in its loan portfolio and economic conditions in the Company's market areas. See "--Results of Operations--Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

  The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the years indicated.

                           AT AND FOR THE YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------
                           1996       1995       1994       1993       1992
                         --------   --------   --------   --------   --------
                                    (DOLLARS IN THOUSANDS)
Average loans            $350,679   $260,635   $230,126   $226,384   $207,978
 outstanding:........... ========   ========   ========   ========   ========
Allowance for loan
losses:
Balance at beginning of
 period................. $  4,399   $  4,344   $  3,657   $  3,099   $  2,605
Charge-offs:
  Commercial............     (119)      (973)      (798)    (1,264)      (539)
  Real estate
   construction & land..      (60)        (7)      (308)         0        (62)
  Commercial real estate
   term.................        0          0          0        (50)         0
  Consumer & other......     (120)      (101)      (141)      (159)      (145)
                         --------   --------   --------   --------   --------
    Total charge-offs...     (299)    (1,081)    (1,247)    (1,473)      (746)
                         --------   --------   --------   --------   --------
Recoveries:
  Commercial............      343        178         57         28          9
  Real estate
  construction & land...       15          0          0          0         95
  Commercial real estate
  term..................        0          0         48         10          0
  Consumer & other......       18          2          6         48          4
                         --------   --------   --------   --------   --------
    Total recoveries....      376        180        111         86        108
                         --------   --------   --------   --------   --------
  Net (charge-offs)
  recoveries............       77       (901)    (1,136)    (1,387)      (638)
Provision charged to
income..................    2,836        956      1,823      1,945      1,132
                         --------   --------   --------   --------   --------
Balance at end of
period.................. $  7,312   $  4,399   $  4,344   $  3,657   $  3,099
                         ========   ========   ========   ========   ========
Net (charge-offs)
 recoveries to average
 loans outstanding
 during the period......     0.02 %    (0.35)%    (0.49)%    (0.61)%    (0.31)%
Allowance as a
 percentage of average
 loans outstanding......     2.08 %     1.69 %     1.89 %     1.62 %     1.49 %
Allowance as a
 percentage of non-
 performing loans.......   224.02 %   131.59 %    80.24 %    98.84 %    66.93 %

  Management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. Although management believes that the allowance for loan losses is adequate to provide for both potential losses and estimated inherent losses in the portfolio, future provisions will be subject to continuing evaluations of the inherent risk in the portfolio and if the economy declines or asset quality deteriorates, additional provisions could be required.

  The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocations presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amount available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

                                                           DECEMBER 31,
                          -------------------------------------------------------------------------------
                               1996            1995            1994            1993            1992
                          --------------- --------------- --------------- --------------- ---------------
                                   % OF            % OF            % OF            % OF            % OF
                                 CATEGORY        CATEGORY        CATEGORY        CATEGORY        CATEGORY
                                 TO GROSS        TO GROSS        TO GROSS        TO GROSS        TO GROSS
                          AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS
                          ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                      (DOLLARS IN THOUSANDS)
Commercial..............  $3,134   57.02% $1,797   62.57% $2,835   63.71% $2,093   61.50% $1,668   56.65%
Real estate--
 construction & land....   1,045   17.36     223   11.26     224    9.15     349   10.02     344   14.46
Commercial real estate--
 term...................     532   16.15     696   16.30     132   12.75     391    5.10      56    4.87
Consumer & other........     383    9.47     466    9.87     543   12.22     270   20.17     459   21.92
Loans held for sale.....     --      --      --      --       14    2.17      27    3.21      23    2.10
                          ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Total allocated.........   5,094           3,182           3,748           3,130           2,550
Unallocated.............   2,218           1,217             596             527             549
                          ------          ------          ------          ------          ------
 Total..................  $7,312  100.00% $4,399  100.00% $4,344  100.00% $3,657  100.00% $3,099  100.00%
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

  INVESTMENT SECURITIES

  The Company's investment portfolio is managed to meet the Company's liquidity needs through proceeds from scheduled maturities and is utilized for pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and a modest amount of equity securities including Federal Reserve Bank stock and Federal Home Loan Bank stock. Federal funds sold are additional investments which are not classified as investment securities. Investment securities classified as available-for-sale are recorded at fair market value, while investment securities classified as held-to-maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, are reported as increases or decreases in shareholders' equity for available-for-sale securities.

  The amortized cost and estimated market value of investment securities at December 31, 1996 is summarized below:

                                               DECEMBER 31, 1996
                                    ----------------------------------------
                                                GROSS      GROSS
                                    AMORTIZED UNREALIZED UNREALIZED  MARKET
                                      COST      GAINS      LOSSES    VALUE
                                    --------- ---------- ---------- --------
                                                   (IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury obligations.........  $ 19,841     $ 52      $  (6)   $ 19,887
U.S. Agency obligations:
  Mortgage-backed obligations.....     3,604        5        (53)      3,556
  Fixed and variable rate notes...    10,568       34        (13)     10,589
Mutual funds......................     2,000      --         (52)      1,948
Tax exempt securities.............     7,758      154        (11)      7,901
Corporate securities..............     3,216        7        --        3,223
                                    --------     ----      -----    --------
    Total securities available-
     for-sale.....................    46,987      252       (135)     47,104
                                    --------     ----      -----    --------
Held-to-maturity securities:
U.S. Treasury obligations.........     1,005        3        --        1,008
U.S. Agency obligations:
  Mortgage-backed obligations.....     7,086       87         (9)      7,164
  Fixed and variable rate notes...    38,390       78       (100)     38,368
Other mortgage-backed obligations.     3,959       54        --        4,013
Tax exempt securities.............     6,525      219         (3)      6,741
Federal Reserve Bank stock........       673      --         --          673
Federal Home Loan Bank stock......       778      --         --          778
                                    --------     ----      -----    --------
    Total securities held-to-
     maturity.....................    58,416      441       (112)     58,745
                                    --------     ----      -----    --------
    Total investment securities...  $105,403     $693      $(247)   $105,849
                                    ========     ====      =====    ========

  The tax effected net unrealized gain on available-for-sale securities was $71,000 for the year ended December 31, 1996.

  The following table shows amortized cost and estimated market value of the Company's investment securities by year of maturity at December 31, 1996.

                                       1998         2002          2007
                           1997    THROUGH 2001 THROUGH 2007 AND THEREAFTER  TOTAL
                          -------  ------------ ------------ -------------- --------
                                           (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
 SECURITIES:
U.S. Treasury
 obligations............  $15,003    $ 4,838      $   --        $   --      $ 19,841
U.S. Agency obligations:
  Mortgage-backed
   obligations(1).......      599      3,005          --            --         3,604
  Fixed and variable
   rate notes(2)........    1,500      9,068          --            --        10,568
Mutual funds(3).........    2,000        --           --            --         2,000
Tax exempt securities...      453      1,567        3,623         2,115        7,758
Corporate securities....    1,178      2,038          --            --         3,216
                          -------    -------      -------       -------     --------
    Total securities
     available-for-sale.   20,733     20,516        3,623         2,115       46,987
Market value............   20,708     20,524        3,672         2,200       47,104
HELD-TO-MATURITY
 SECURITIES:
U.S. Treasury
 obligations............      503        502          --            --         1,005
U.S. Agency obligations:
  Mortgage-backed
   obligations(1).......      --          69        2,595         4,422        7,086
  Fixed and variable
   rate notes(2)........    3,000     17,999       15,391         2,000       38,390
Other mortgage-backed
 obligations(1).........      --         --           --          3,959        3,959
Tax exempt securities...      --       1,040          256         5,229        6,525
Federal Reserve Bank
 stock..................      --         --           --            673          673
Federal Home Loan Bank
 stock..................      --         --           --            778          778
                          -------    -------      -------       -------     --------
    Total securities
     held-to-maturity...    3,503     19,610       18,242        17,061       58,416
Market value............    3,493     19,549       18,369        17,334       58,745
COMBINED INVESTMENT
 SECURITIES PORTFOLIO:
Total investment
 securities.............   24,236     40,126       21,865        19,176      105,403
Total market value......   24,201     40,073       22,041        19,534      105,849
Weighted average yield-
 total portfolio(4).....     5.32%      6.19%        7.04%         6.77%        6.29%

--------
(1) Mortgage-backed securities are shown at contractual maturity; however, the average life of these mortgage-backed securities may differ due to principal prepayments.
(2) Certain U.S. Agency fixed and variable rate note obligations may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(3) Mutual funds with no stated maturity total $2.0 million ($1.9 million market value).
(4) Yields on tax exempt securities have been computed on a fully tax-equivalent basis.

  For additional information concerning the investment portfolio, see Note 3 of Notes to Consolidated Financial Statements.

  DEPOSITS

  The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits reached $559.3 million at December 31, 1996, an increase of 29.5% compared to deposits of $431.8 million at December 31, 1995. In 1995, deposits increased 25.1% from $345.3 million at December 31, 1994.

  Total average interest-bearing deposits increased 21.0% to $384.2 million for 1996, compared to an average of $303.6 million for 1995. In 1995, average interest-bearing deposits increased 18.1% over average deposits of $257.0 million in 1994. The increase in deposits was due to the continued marketing efforts directed at commercial business clients in the Company's market areas, coupled with an increase in deposits related to the activities of the Greater Bay Trust Company and the Venture Lending Group.

  Noninterest-bearing deposits were $139.9 million at December 31, 1996, compared to $96.1 million at December 31, 1995 and $81.0 million at December 31, 1994. Average noninterest-bearing deposits in 1996 were $102.7 million, compared to $77.7 million in 1995 and $75.2 million in 1994. As its regional offices expand, the Company anticipates this funding source to increase.

  Money market and other interest-bearing demand accounts reached $419.3 million at year-end 1996, an increase of 24.9% from the prior year. Money market and other interest-bearing demand deposits of $335.7 million at December 31, 1995 were up 26.5% from $265.3 million at December 31, 1994.

  Time certificates of deposit of more than $100,000, savings and other time deposits totaled $68.2 million, or 12.2% of total deposits, at December 31, 1996, compared to $63.8 million, or 14.8% of total deposits, at December 31, 1995 and $54.5 million, or 15.7%, of total deposits at December 31, 1994.

  The following table sets forth the maturing distribution of time certificates of deposit of $100,000 or more at December 31, 1996.

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                (IN THOUSANDS)
     Three months or less.....................................      $54,233
     Three to six months......................................        9,198
     Six to twelve months.....................................        4,252
     Over twelve months.......................................          487
                                                                    -------
       Total..................................................      $68,170
                                                                    =======

  As of December 31, 1996, the Company had $20.6 million in brokered deposits outstanding.

  LIQUIDITY AND CASH FLOW

  The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment requirements of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In addition, during 1995 the Company issued $3.0 million of subordinated notes.

  Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from interest received and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. See "Item 1. Business--Supervision and Regulation." At December 31, 1996, the Banks had approximately $6.3 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of December 31, 1996, the Company did not have any material commitments for capital expenditures.

  Net cash provided by operating activities, primarily representing net interest income, totaled $6.2 million for 1996, $10.2 million for 1995 and $6.4 million for 1994. Cash used for investing activities totaled $150.3 million in 1996, $78.4 million in 1995 and $31.4 million in 1994. The funds used for investing activities primarily represent increases in loans and investments for each year reported.

  For the year ended December 31, 1996, net cash provided by financing activities was $139.9 million. Historically, the primary financing activity of the Company has been deposits and short-term borrowings. Deposits increased $127.5 million for the year ended December 31, 1996 and short-term borrowings increased

$12.0 million for the same period. For the year ended December 31, 1995, net cash provided by financing activities was $71.4 million. Deposits increased $85.5 million, while short-term borrowings decreased $17.3 million. Net proceeds from subordinated notes issued in the third quarter of 1995 provided $3.0 million.

  CAPITAL RESOURCES

  Shareholders' equity at December 31, 1996 increased to $44.7 million from $40.1 million at December 31, 1995 and from $36.0 million at December 31, 1994. During 1996, the Company paid aggregate cash dividends of $0.44 per share.

  The Company has provided the majority of its capital requirements through the retention of earnings. In the third quarter of 1995, the Company increased its capital base by raising $3.0 million of subordinated notes which qualify as Tier 2 capital. The private offering was subscribed by the Company's directors, officers and other accredited investors.

  A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, certain other capital instruments, and term subordinated debt. The Company's major capital components are shareholders' equity in core capital, and the allowance for loan losses and subordinated debt in supplementary capital.

  At December 31, 1996, the minimum risk-based capital requirements to be considered adequately capitalized are 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although banking organizations are expected to exceed that amount by 1.0%, 2.0% or more, depending on their circumstances.

  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at December 31, 1996 and the two highest levels recognized under these regulations are set forth below.

                                     TIER 1 RISK-BASED TOTAL RISK BASED LEVERAGE
                                       CAPITAL RATIO    CAPITAL RATIO    RATIO
                                     ----------------- ---------------- --------
   Company..........................       8.75%            10.54%        7.27%
   Well-capitalized.................        6.0%             10.0%         5.0%
   Adequately capitalized...........        4.0%              8.0%         4.0%

  At December 31, 1996, the Company's risk-based capital ratios were 8.75% for Tier 1 risk-based capital and 10.54% for total risk-based capital, compared to 11.38% and 13.43% as of December 31, 1995, respectively. The Company's leverage ratio was 7.27% at December 31, 1996, compared to 8.69% at December 31, 1995. These ratios all exceeded the well-capitalized guidelines shown above.

  In addition, at December 31, 1996, each of the Banks had levels of capital which exceeded the well-capitalized guidelines. However, in order for CNB to remain well-capitalized during 1997, additional capital will be required. For additional information on the capital levels and capital ratios of the Company and each of the Banks, see Note 14 of Notes to the Consolidated Financial Statements.

  The Company anticipates that the economic and business conditions in its market areas will continue to expand in 1997, resulting in continued growth in earning assets and deposits. On March 5, 1997, the Company filed a registration statement with the Commission relating to the issuance of shares
of   % Cumulative Trust Preferred Securities with an aggregate market value of
$20.0 million (the "Trust Preferred Offering"). If the

Trust Preferred Offering is consummated, the Company believes that the proceeds generated thereby will qualify as Tier 1 capital and will provide it with adequate capital to support anticipated growth while allowing the Company and each of the Banks to remain well-capitalized under applicable regulations. However, should the Trust Preferred Offering not be consummated, it will be necessary for the Company either to raise additional capital through the sale of either debt or equity securities or restrict its growth in order for the Company and each of the Banks to remain well-capitalized under applicable regulations. Even if the Trust Preferred Offering is consummated, in the event growth were to exceed expectations or an acquisition opportunity to expand market share were to arise, it might still be necessary for the Company to raise additional capital through the sale of either debt or equity securities.

  INTEREST RATE RISK MANAGEMENT

  Interest rate risk management is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: one day or immediate, two days to six months, seven to twelve months, one to three years, three to five years, over five years and on a cumulative basis. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for different intervals as of December 31, 1996.

                                      2 DAYS               >1 YEAR  >3 YRS               TOTAL      TOTAL
                          IMMEDIATE    TO 6      MONTHS     TO 3     TO 5                RATE     NON-RATE
                           ONE DAY    MONTHS      7-12       YRS      YRS     >5 YRS   SENSITIVE  SENSITIVE   TOTAL
                          ---------  --------   --------   -------  -------  --------  ---------  ---------  --------
                                                       (DOLLARS IN THOUSANDS)
ASSETS:
Cash and due from banks.       --         --         --        --       --        --        --    $  39,896  $ 39,896
Short term investments..  $ 14,000        --         --        --       --        --   $ 14,000         --     14,000
Investment securities...     1,948   $ 14,012   $  8,016   $23,021  $17,620  $ 39,452   104,069       1,451   105,520
Loans...................   347,800     10,798      8,385    15,048   10,636    54,326   446,993       3,831   450,824
Loan loss/unearned fees.       --         --         --        --       --        --        --       (9,264)   (9,264)
Other assets............       --         --         --        --       --        --        --       21,068    21,068
                          --------   --------   --------   -------  -------  --------  --------   ---------  --------
 Total assets...........  $363,748   $ 24,810   $ 16,401   $38,069  $28,256  $ 93,778  $565,082   $  56,982  $622,044
                          ========   ========   ========   =======  =======  ========  ========   =========  ========
LIABILITIES AND EQUITY:
Deposits
 Demand.................       --         --         --        --       --        --        --    $ 139,940  $139,940
 NOW, MMDA, and savings.  $312,284        --         --        --       --        --   $312,284         --    312,284
 Time deposits..........       --    $ 99,081   $  6,938   $   791  $   176  $     73   107,059         --    107,059
Other borrowings and
 subordinated debt......    15,000        --         --        --       --        --     15,000         --     15,000
Other liabilities.......       --         --         --        --       --        --        --        3,079     3,079
Shareholders' equity....       --         --         --        --       --        --        --       44,682    44,682
                          --------   --------   --------   -------  -------  --------  --------   ---------  --------
 Total liabilities and
  equity................  $327,284   $ 99,081   $  6,938   $   791  $   176  $     73  $434,343   $ 187,701  $622,044
                          ========   ========   ========   =======  =======  ========  ========   =========  ========
Gap.....................  $ 36,464   $(74,271)  $  9,463   $37,278  $28,080  $ 93,705  $130,719   $(130,719) $    --
Cumulative Gap..........  $ 36,464   $(37,807)  $(28,344)  $ 8,934  $37,014  $130,719  $130,719         --        --
Cumulative Gap/total
 assets.................      5.86%     (6.08)%    (4.56)%    1.44%    5.95%    21.01%    21.01%        --        --

  The foregoing table demonstrates that the Company had a negative cumulative one year gap of $28.3 million, or 4.56% of total assets, at December 31, 1996. In theory, this would indicate that at December 31, 1996, $28.3 million more in liabilities than assets would reprice if there was a change in interest rates over the next 360 days. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

  The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of December 31, 1996, the analysis indicates that the Company's net interest income would increase a maximum of 8.0% if rates rose 200 basis points immediately and would decrease a maximum of 8.0% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's negative gap position, which would indicate that the net interest margin declines when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

  Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis table. These prepayments may have significant effects on the Company's net interest margin. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates.

  RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123. The recognition provisions and disclosure requirements of SFAS No. 123 were effective January 1, 1996. The Company has not adopted the recognition provisions of SFAS No. 123 but has adopted the disclosure requirements. For further information on SFAS No. 123, see Note 11 of the Notes to Consolidated Financial Statements.

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair value at the date of the transfer. Furthermore, this statement requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not believe that the application of this statement will have a material impact on the Company's financial statements.

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 amends certain provisions of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value, if it is practicable to estimate those fair values. If it is not practicable to estimate those fair values, the entire cost of the acquisition should be allocated to the mortgage loans only. SFAS 122 is effective for years occurring after December 31, 1995. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

  In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost. SFAS No. 121 is effective for years occurring after December 31, 1995. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Index to Consolidated Financial Statements included at page 50 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANT

  Prior to the Merger, Cupertino's independent accountants were Coopers & Lybrand, L.L.P. ("Coopers & Lybrand") and Mid-Peninsula's independent accountants were KPMG Peat Marwick, LLP ("Peat Marwick"). On consummation of the Merger, Mid-Peninsula changed its name to Greater Bay Bancorp, and on December 17, 1996, Greater Bay changed its independent accountant by terminating its engagement of Peat Marwick and selecting Coopers & Lybrand as its independent accountant to audit its financial statements for the year ended December 31, 1996. The decision to terminate Greater Bay's engagement of Peat Marwick and select Coopers & Lybrand was unanimously recommended by Greater Bay's Audit Committee and approved by Greater Bay's Board of Directors. During the two most recent fiscal years of the Company and any subsequent interim period preceding the aforesaid change, there were no disagreements between the Company and Peat Marwick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Peat Marwick would have caused them to make reference to the subject matter of the disagreement in their report. All descriptions contained herein of communications between the Company and third parties and reports of third parties are qualified in their entirety by the text of the communications and reports referred to herein.

  Peat Marwick's report on the financial statements for 1994 and 1995 contained no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except their report dated January 22, 1996, relating to the consolidated balance sheets of Mid-Peninsula Bancorp and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, referenced other auditors. On October 7, 1994, the Company acquired San Mateo County Bancorp on a pooling-of-interests basis. Peat Marwick did not audit the consolidated financial statements of San Mateo County Bancorp as of and for the year ended December 31, 1993. These statements, which were included in the 1993 restated consolidated financial statements, were audited by other auditors, whose report contained an explanatory paragraph regarding the adoption SFAS No. 109, "Accounting for Income Taxes," and SFAS No. 115, "Accounting for Certain Investments, Debt and Equity Securities." Peat Marwick's report, insofar as it relates to the amounts included for San Mateo County Bancorp, is based solely on the report of other auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

  The table below sets forth certain information for the directors and certain executive officers of Greater Bay and where indicated, CNB or MPB, as of December 31, 1996.

   NAME                                       POSITION(S)                    AGE
   ----                                       -----------                    ---
   DIRECTORS:
   John M. Gatto            Co-Chairman of the Board                          59
   Duncan L. Matteson       Co-Chairman of the Board of Greater Bay;
                             Chairman of the Board of MPB                     62
   Rex D. Lindsay           Vice-Chairman of the Board                        71
   Edwin E. van Bronkhorst  Vice-Chairman of the Board                        73
   David L. Kalkbrenner     Director; Chief Executive Officer and President
                             of Greater Bay and MPB                           57
   James E. Jackson         Director                                          62
   Glen McLaughlin          Director                                          62
   Dick J. Randall          Director                                          65
   Donald H. Seiler         Director                                          68
   Warren R. Thoits         Director                                          74
   EXECUTIVE OFFICERS:
   C. Donald Allen          Chairman of the Board and Chief Executive
                             Officer of CNB                                   62
   Murray B. Dey            Executive Vice President and Chief Credit
                             Officer of MPB                                   54
   David R. Hood            Executive Vice President; Chief Lending Officer
                             of Greater Bay and CNB                           52
   Hall Palmer              Executive Vice President and Senior Trust
                             Officer of Greater Bay Trust Company and CNB     56
   Steven C. Smith          Executive Vice President; Chief Operating
                             Officer and Chief Financial Officer of Greater
                             Bay; Executive Vice President and Chief
                             Operating Officer of CNB                         45

  JOHN M. GATTO, Co-Chairman of Greater Bay since November 1996. He was a director of Cupertino from 1984 to the date of the Merger and has served as Chairman of the Board of CNB since 1984. Mr. Gatto has been the sole proprietor of Maria Enterprises, a development consultant company, since December 1993. From 1984 to 1993, Mr. Gatto was an architect for Cypress Properties, a real estate development company.

  DUNCAN L. MATTESON, Co-Chairman of the Board of Directors of Greater Bay since November 1996. He served as Chairman of the Board of Greater Bay (formerly Mid-Peninsula) from 1994 until the date of the Merger and has served as Chairman of the Board of MPB since 1987. He is President of the Matteson Companies, a diversified group of real estate investment and property management corporations located in Menlo Park. He has been actively involved in the real estate investment and securities industries in the Palo Alto/Menlo Park Area since 1959. He is a member of the Executive Committee of the Stanford Heart Council, and serves as a trustee of the Palo Alto Medical Foundation. As an appointee of the Governor, Mr. Matteson is Vice President of the board of directors of the Cow Palace. He is the Immediate Past-Chairman of the National Multi-Housing Council, a group of the leading apartment owners and managers throughout the United States.

  REX D. LINDSAY, Vice-Chairman of the Board of Directors of Greater Bay since November 1996. He served as a director of Cupertino from 1984 to the date of the Merger and has served as a director of CNB since 1984. For approximately the past five years, Mr. Lindsay has been a rancher and a private investor.

  EDWIN E. VAN BRONKHORST, Vice-Chairman of the Board of Directors of Greater Bay (formerly Mid-Peninsula) since 1994 and a director of MPB since 1987. Mr. van Bronkhorst retired from the Hewlett-Packard Company in 1984 and was, prior to his retirement, Senior Vice President, Chief Financial Officer and Treasurer of that company and served on its board of directors from 1962 to 1984. He currently serves as a member of the board of directors of the California Water Service Company and Nellcor Puritan Bennett, a manufacturer of medical equipment, and is a Trustee and Treasurer of the David & Lucille Packard Foundation.

  DAVID L. KALKBRENNER, President, Chief Executive Officer and a director of Greater Bay and MPB. He has held such positions with Greater Bay (formerly Mid-Peninsula) since 1994 and with MPB since 1987. He was employed by Crocker National Bank from 1963 to 1986. From 1981 to 1986, he served as First Vice President and Regional Manager of the Mid-Peninsula region, with administrative offices located in Palo Alto. He was responsible for the administration of 14 full-service branches from San Carlos to Sunnyvale, a business banking center in Palo Alto and the private banking office, also located in Palo Alto. From 1977 to 1981, he was Vice President and Manager of the main office of Crocker National Bank in Palo Alto. He is a member of the board of directors of the College of Notre Dame and is a former director of the Palo Alto Chamber of Commerce and the Community Association for the Retarded.

  JAMES E. JACKSON, director of Greater Bay since November 1996. He served as a director of Cupertino from 1984 to the date of the Merger and has served as a director of CNB since 1984. Mr. Jackson has been an attorney-at-law at the law firm Jackson & Abdalah, a Professional Corporation, since 1976.

  GLEN MCLAUGHLIN, director of Greater Bay since November 1996. He served as a director of Cupertino from 1984 to the date of the Merger and has served as a director of CNB since 1984. Mr. McLaughlin has also served as the Chairman of Venture Leasing Associates, an equipment leasing company, since December 1986.

  DICK J. RANDALL, director of Greater Bay since November 1996. He served as a director of Cupertino from 1984 to the date of the Merger and has served as a director of CNB since 1984. Mr. Randall has been a private investor and rancher since 1993. From 1962 until his retirement in 1993, Mr. Randall served as the President of The William Lyon Co., a real estate developer and construction company.

  DONALD H. SEILER, director of Greater Bay (formerly Mid-Peninsula) since 1994 and of MPB since 1987. He is the founder and managing partner of Seiler & Company, Certified Public Accountants, in Redwood City and San Francisco. He has been a certified public accountant in San Francisco and the Peninsula area since 1952. He is presently a director of Ross Stores, Inc., serves on the audit committee of Stanford Health Services, is a past-president of the Jewish Community Federation of San Francisco, the Peninsula and Marin and Sonoma Counties. He is on the board of directors of the Peninsula Community Foundation.

  WARREN R. THOITS, director of Greater Bay (formerly Mid-Peninsula) since 1994 and of MPB since 1987. He is a partner with the Palo Alto law firm of Thoits, Love, Hershberger & McLean. He is a native of Palo Alto and a graduate of Stanford University and its School of Law. Mr. Thoits has been very active in community and charitable organizations, having served as President of the Palo Alto Chamber of Commerce, the Palo Alto Rotary Club and as Chairman of the Palo Alto Area Chapter of the American Red Cross. He was formerly a member of the board of directors of Northern California Savings and Loan Association (now Great Western Bank).

  C. DONALD ALLEN, Chairman of the Board and Chief Executive Officer of CNB since 1990. He served as President and Chief Executive Officer of Cupertino from 1985 to the date of the Merger. Mr. Allen was a founding Director and President of CNB.

  MURRAY B. DEY, Executive Vice President and Chief Credit Officer of MPB since 1987. From 1964 to 1986 he worked for Crocker National Bank. From 1975 to 1982, he was the Vice President and Assistant Manager of the main office of Crocker National Bank in Palo Alto. He became the Manager of that office in 1982 and held that position until 1984. From 1984 to 1986 he was the Area Market Manager in the Palo Alto/Menlo Park area. He currently serves as President and Treasurer of the Home Equity Loan Program for Seniors, Inc., and is a member of the Community Cabinet of the Lucille Packard Children's Hospital at Stanford.

  DAVID R. HOOD, Executive Vice President and Chief Lending Officer of Greater Bay since November 1996. Since April 1995, he has served as Executive Vice President and Senior Lending Officer of CNB. From April 1985 to March 1995, he held positions of Vice President, Senior Vice President and Senior Loan Officer, Executive Vice President and Senior Lending Officer, and President of University Bank & Trust. From 1967 to 1985 Mr. Hood held various positions, the most recent of which was Vice President and Manager of the San Mateo Business Loan Center for Wells Fargo Bank, N.A.

  HALL PALMER, Executive Vice President and Senior Trust Officer of the Greater Bay Trust Company since November 1996. Mr. Palmer joined CNB in May 1995 as Executive Vice President and Senior Trust Officer. Prior to that time, from May 1987 to May 1995, Mr. Palmer served as Executive Vice President and Senior Trust Officer for University Bank & Trust. From 1984 to 1987, Mr. Palmer was Senior Vice President and Executive Trust Officer for Key Bank of Oregon. From 1968 to 1984, Mr. Palmer was Manager and Trust Officer for Wells Fargo Bank, N.A.

  STEVEN C. SMITH, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Greater Bay since November 1996 and Executive Vice President and Chief Operating Officer of CNB since 1995. He is a certified public accountant who joined Cupertino and CNB in December 1993 as Senior Vice President and Chief Financial Officer, and in 1995 was named Executive Vice President and Chief Operating Officer of Cupertino and CNB. From July 1993 to December 1993, Mr. Smith served as Executive Vice President and Chief Financial Officer of Commercial Pacific Bank. From 1992 to July 1993, Mr. Smith served as Executive Vice President and Chief Financial Officer of First Charter Bank. From 1984 to 1991, Mr. Smith served as Senior Vice President of Finance and Treasurer of Fidelity Federal Bank, a federal savings bank.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND OTHER MATTERS

  The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and five other executive officers of Greater Bay or the Banks as of December 31, 1996 whose total salary and bonus for the year ended December 31, 1996 exceeded $100,000. In all cases, payment was for services in all capacities to Greater Bay (and its predecessors, Mid-Peninsula and Cupertino) and the Banks during the fiscal years ended December 31, 1996, 1995 and 1994:

                          SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION        LONG TERM AWARDS
                         ----------------------- --------------------------
                                                                 SECURITIES
                                                      OTHER      UNDERLYING
                                                     ANNUAL       OPTIONS      ALL OTHER
NAME AND PRINCIPAL            SALARY(1) BONUS(2) COMPENSATION(3)  SARS(4)   COMPENSATION(5)
POSITION                 YEAR    ($)      ($)          ($)          (#)           ($)
------------------       ---- --------- -------- --------------- ---------- ---------------
David L. Kalkbrenner.... 1996  182,083  124,000       8,400        20,000       71,054
 President and CEO of    1995  150,000   97,000       8,400        15,000       45,033
 Greater Bay and MPB     1994  142,110   74,000       8,400         1,062       13,142
C. Donald Allen......... 1996  185,858    7,500         --          3,816       69,129
 Chairman and CEO        1995  161,177    7,500         --            --        14,730
 of CNB                  1994  150,000      --          --            --        13,020
Steven C. Smith......... 1996  139,020   70,860       6,000         9,131       28,501
 Executive Vice
 President,              1995  127,250   48,000       6,000         8,968        7,133
 COO and CFO of Greater
 Bay;                    1994  103,416   30,000       6,000         8,968          830
 EVP and COO of CNB
David Hood.............. 1996  124,120   62,490       6,000         7,131       40,222
 Executive Vice
 President and           1995   85,462   48,000       6,000        13,453        2,153
 Chief Lending Officer
 of                      1994      --       --          --            --           --
 Greater Bay and CNB
Murray B. Dey........... 1996  124,425   80,000       6,000         6,000       34,959
 Executive Vice
 President and           1995  120,000   67,000       6,000           --        23,891
 Chief Credit Officer of
 MPB                     1994  115,000   42,000       6,000         1,062       10,089
Hall Palmer............. 1996  122,600   62,490       6,000         4,631       33,343
 Executive Vice
 President and           1995   80,000   48,000       6,000        13,453        2,580
 Senior Trust Officer of
 Greater                 1994      --       --          --            --           --
 Bay Trust Company and
 CNB

--------
(1) Annual salary includes cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the 401(k) Plan.
(2) Amounts indicated as bonus payments were earned for performance during 1996, 1995, and 1994 but paid in the first quarters of 1997, 1996, and 1995, respectively.
(3) No executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of each such officer's total annual salary and bonus during 1996, 1995, or 1994.
(4) Under the Greater Bay Bancorp 1996 Stock Option Plan (the "1996 Option Plan"), options may be granted to directors and key, full-time salaried officers and employees of Greater Bay, MPB and CNB. Options granted under the 1996 Option Plan are either incentive options or non-statutory options. Options granted under the 1996 Option Plan become exercisable in accordance with a vesting schedule established at the time of grant. Vesting may not extend beyond ten years from the date of grant. Options granted under the

   1996 Option Plan are adjusted to protect against dilution in the event of certain changes in Greater Bay's capitalization, including stock splits and stock dividends. All options granted to the named executive officers were incentive stock options and have an exercise price equal to the fair market value of Greater Bay's Common Stock on the date of grant. For David L. Kalkbrenner and Murray B. Dey, the amounts shown have been adjusted to give effect to a five percent stock dividend in December 1993, and the conversion ratio pertaining to the merger transaction whereby WestCal merged with and into MPB and MPB became a wholly owned subsidiary of the Company, which transaction was consummated on October 7, 1994. For C. Donald Allen, Steven
   C. Smith, David R. Hood and Hall Palmer, the amounts shown give effect to the conversion ratio pertaining to the Merger between Greater Bay and Cupertino which became effective on November 27, 1996.

(5) Amounts shown for David L. Kalkbrenner include $2,600 in director fees, $3,612 in term life insurance premiums and $6,930 in 401(k) plan matching contributions in 1994; $2,400 in directors' fees, $3,903 in term life insurance premiums, $31,800 accrued under his Salary Continuation Agreement and $6,930 in 401(k) plan matching contributions in 1995; and $2,400 in directors' fees, $11,000 in term life insurance premiums, $50,529 accrued under his Salary Continuation Agreement and $7,125 in 401(k) plan matching contributions in 1996.

  Amounts shown for C. Donald Allen include $8,400 in directors' fees and $4,620 in 401(k) plan matching contributions in 1994; $8,150 in directors' fees, $4,650 in 401(k) plan matching contributions and $1,930 to fund retirement benefits in 1995; and $9,734 in directors' fees, $4,750 in 401(k) plan matching contributions and $54,639 to fund retirement benefits in 1996.

  Amounts shown for Steven C. Smith include $830 in 401(k) plan matching contributions in 1994; $4,620 in 401(k) plan matching contributions and $2,513 to fund retirement benefits in 1995; and $4,750 in 401(k) plan matching contributions and $23,751 to fund retirement benefits in 1996.

  Amounts shown for David R. Hood, who joined the Company in April 1995, include $2,153 in payments to fund his retirement benefits in 1995; $4,750 in 401(k) plan matching contributions and $33,472 to fund his retirement benefits in 1996.

  Amounts shown for Murray B. Dey include $3,159 in term life insurance premiums and $6,930 in 401(k) plan matching contributions in 1994; $2,060 in term life insurance premiums, $14,901 accrued under his Salary Continuation Agreement and $6,930 in 401(k) plan matching contributions in 1995; and $4,155 in term life insurance premiums, $23,679 accrued under his Salary Continuation Agreement and $7,125 in 401(k) plan matching contributions in 1996.

  Amounts shown for Hall Palmer, who joined the Company in May 1995, include $2,580 to fund his retirement benefits in 1995; $4,750 in 401(k) plan matching contributions and $28,593 to fund his retirement benefits in 1996.

OPTION/SAR GRANTS TABLE

  The following table provides the specified information concerning grants of options to purchase Greater Bay's Common Stock made during the year ended December 31, 1996 to the persons named in the Summary Compensation Table:
                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                        ASSUMED ANNUAL RATES OF
                                                                       STOCK PRICE APPRECIATION
                  INDIVIDUAL GRANTS IN FISCAL 1996                        FOR OPTION TERM(1)
-------------------------------------------------------------------- -----------------------------
                         NUMBER OF   % OF TOTAL
                         SECURITIES   OPTIONS    EXERCISE
                         UNDERLYING  GRANTED TO  OR BASE
                          OPTIONS   EMPLOYEES IN PRICE(3) EXPIRATION       5%            10%
NAME                     GRANTED(2) FISCAL YEAR   ($/SH)     DATE         ($)            ($)
----                     ---------- ------------ -------- ---------- -------------- --------------
David L. Kalkbrenner....   10,000                 16.75    01/11/06         105,340        266,952
                           10,000                 21.75    12/17/06         136,785        346,639
                           ------
                           20,000      16.12
C. Donald Allen.........      816                 15.94    05/16/02           8,180         20,730
                            3,000                 21.75    12/17/06          41,035        103,992
                           ------
                            3,816       3.08
Steven C. Smith.........    1,631                 15.94    05/16/02          16,350         41,434
                            7,500                 21.75    12/17/06         102,588        259,979
                           ------
                            9,131       7.36
David Hood..............    1,631                 15.94    05/16/02          16,350         41,434
                            5,500                 21.75    12/17/06          75,232        190,651
                           ------
                            7,131       5.75
Murray B. Dey...........    3,000                 16.75    01/17/06          31,602         80,086
                            3,000                 21.75    12/17/06          41,035        103,992
                           ------
                            6,000       4.84
Hall Palmer.............    1,631                 15.94    05/16/02          16,350         41,434
                            3,000                 21.25    12/17/06          41,036        103,992
                           ------
                            4,631       3.74

--------
(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on Securities and Exchange Commission (the "Commission") rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. One share of stock purchased in 1996 at $15.94 would yield profits of $10.02 per share at 5% appreciation over ten years, or $25.40 per share at 10% appreciation over the same period. One share of stock purchased in 1996 at $21.75 would yield profits of $13.68 per share at 5% appreciation over ten years, or $34.66 per share at 10% appreciation over the same period. One share of stock purchased in 1996 at $16.75 would yield profits of $10.53 per share at 5% appreciation over ten years, or $26.70 per share at 10% appreciation over the same period.

(2) Generally, options granted under the 1996 Option Plan vest at the rate of 25% of the options granted for each full year of the optionee's continuous employment with the Company and are exercisable to the extent vested. See also "--Employment Contracts and Termination of Employment and Change in Control Arrangements" herein.

(3) All options listed were granted at the estimated fair market value on the date of grant.

  The following table provides the specified information concerning exercises of options to purchase Greater Bay's Common Stock in the fiscal year ended December 31, 1996, and unexercised options held as of December 31, 1996, by the persons named in the Summary Compensation Table:

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUE

                                                   NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                           SHARES                 OPTIONS AT 12/31/96(#)        12/31/96($)(1)
                         ACQUIRED ON    VALUE    ------------------------- -------------------------
NAME                     EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- ----------- ----------- ------------- ----------- -------------
David L. Kalkbrenner....    4,917      27,068      12,307       32,894       161,550      255,302
C. Donald Allen.........      --          --       22,291        3,000       375,135        7,875
Steven C. Smith.........      --          --       20,282       10,489       274,109       61,728
David R. Hood...........      --          --       15,083        5,500       210,358       14,438
Murray B. Dey...........    1,203       6,514       6,550        7,366        89,916       47,554
Hall Palmer.............      --          --       15,083        3,000       210,358        7,875

--------
(1) Based on the closing price of Greater Bay's Common Stock on December 31, 1996, the last trading day in 1996, which was $24.375.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  Effective March 3, 1992, the Company entered into a two-year employment agreement with David L. Kalkbrenner which provides for automatic one-year extensions until the agreement is terminated as described below. The agreement, as amended, provides for, among other things: (a) a base salary of $135,000 per year, as adjusted at the discretion of the board of directors;
(b) a discretionary annual bonus based upon the pre-tax net profits of the Company, (c) payment to Mr. Kalkbrenner of his base salary (reduced by the amount received by him from state disability insurance or workers' compensation or other similar insurance through policies provided by the Company) for a period of six months if he becomes disabled so that he is unable to perform his duties; (d) four weeks annual vacation leave; (e) a $500,000 life insurance policy; (f) an automobile allowance; and (g) reimbursement for ordinary and necessary expenses incurred by Mr. Kalkbrenner in connection with his employment. The agreement may be terminated with or without cause, but if the agreement is terminated due to the occurrence of circumstances that make it impossible or impractical for the Company to conduct or continue its business, the loss by the Company of its legal capacity to contract, the Company's breach of the terms of the agreement, or in the Company's discretion by giving not less than 30 days' prior written notice of termination, Mr. Kalkbrenner will be entitled to receive severance compensation equal to 24 months of Mr. Kalkbrenner's then existing base salary. The agreement further provides that in the event of a "change in control" as defined therein and within a period of two years following consummation of such change in control: (a) Mr. Kalkbrenner's employment is terminated; or (b) any adverse change occurs in the nature and scope of Mr. Kalkbrenner's position, responsibilities, duties, salary, benefits or location of employment; or (c) any event occurs which reasonably constitutes a demotion, significant diminution or constructive termination of Mr. Kalkbrenner's employment, Mr. Kalkbrenner will be entitled to receive severance compensation in an amount equal to two and one-half times his average annual compensation for the five years immediately preceding the change in control (or for such shorter time as Mr. Kalkbrenner was employed by the Company).

  The Company has entered into an Executive Salary Continuation Agreement with
C. Donald Allen effective as of August 1, 1993. The agreement provides for an annual benefit of up to $100,000 to be paid to Mr. Allen or his designated beneficiary over a period of one hundred and eighty (180) months. The benefit is effective upon: (i) Mr. Allen's attainment of sixty-five (65) years of age or his death or disability prior to such time if he were actively employed by the Company at the time; (ii) termination of his employment by the Company without "cause" (as defined in the agreement); (iii) termination or constructive termination of his employment by the Company after the occurrence of a "change of control" in the Company or the Bank as defined in the agreement.

Although this agreement is intended to provide Mr. Allen with an additional incentive to remain in the employ of the Company the agreement states it shall not be deemed to constitute a contract of employment between Mr. Allen and the Bank nor shall any provision of this agreement restrict the right of Mr. Allen to terminate his employment. The agreement shall have no impact or effect upon any separate written employment agreement which Mr. Allen may have with the Company.

  The Company has entered into an Employment Severance and Retirement Benefits Agreements with Steven C. Smith effective as of September 1, 1994, David R. Hood, effective as of April 14, 1994 and Hall Palmer effective as of May 1, 1995. Each employment agreement sets the officer's beginning annual salary, subject to annual cost of living adjustments, with the initial salary payable to Mr. Smith being set at $135,000 and the initial salary payable to Mr. Hood and Mr. Palmer being set at $120,000. Each of these employment agreements entitles the officer to severance benefits equal to 12 months' salary in the event that such officer's employment is terminated for any reasons other than death, disability, retirement or certain acts of misconduct, or in the event that such officer resigns within one year after a change in control of the Company upon a reduction in responsibilities or compensation or certain other events deemed to be unfavorable to the officer. In addition, the agreements entitle each officer to certain retirement benefits. See "--Retirement Benefits" herein.

1996 STOCK OPTION PLAN

  Greater Bay's Board of Directors has adopted the 1996 Option Plan for the purpose of offering selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of Greater Bay, or to increase such interest, by purchasing shares of Common Stock. The 1996 Option Plan provides both for the grant of nonstatutory options as well as incentive stock options intended to qualify under Section 422 of the Code.

  Options granted under the 1996 Option Plan contain provision pursuant to which, in the event of a Change in Control (as defined herein) of Greater Bay, all unexercised options will become exercisable in full prior to such event, unless the surviving corporation substitutes a substantially equivalent option. The 1996 Option Plan provides that a "Change of Control" will occur in the event of (i) a change in the composition of the Board of Directors, as a result of which fewer than half of the incumbent directors are directors who either (a) had been directors of Greater Bay (including prior service as a director of either CNB or MPB) 24 months prior to such change or (b) were elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the directors who had been directors of Greater Bay at the effective time of the Merger or 24 months prior to such change (whichever is later) and who were still in office at the time of the election or nomination or (ii) any "person" (as such term is defined in Sections 13(d) and 14(d) of the Exchange Act) who is or become the beneficial owner, directly or indirectly, of securities of Greater Bay representing 50% or more of the combined voting power of Greater Bay's then outstanding securities.

RETIREMENT BENEFITS

  Pursuant to the employment agreements between the Company and Messrs. Smith, Hood and Palmer, each such officer or his spouse (should she survive him) is entitled to retirement benefits based upon the proceeds of a split-dollar life insurance policy maintained by the Company for each officer's benefit. Each officer may begin receiving benefits upon reaching "retirement age" (as defined in each agreement) or upon termination of employment, whichever occurs later. Benefits are payable in the form of draws against the annual increase in the cash surrender value of the officer's insurance policy from the time benefits commence, up to a maximum annual draw of $55,000 for Mr. Hood, $44,000 for Mr. Palmer and $60,000 for Mr. Smith (or such lesser amount as shall have vested, as described below) with the increase in value in excess of such amount becoming the property of the Company. The right to make such draws continues during the lifetime of the officer and his surviving spouse, but in no case longer than 40 years. The right to this retirement benefit vests at 1/84 of such amount monthly following the effective date of such employment agreement, provided that vesting is subject to acceleration upon the occurrence of certain events following a Change in Control, as such term is defined in each employment agreement. See "--Employment Contracts and Termination of Employment and Change in Control Arrangements" herein.

COMPENSATION OF DIRECTORS

  Directors of MPB received $200 for each board meeting attended during 1996. Non-employee directors of MPB received $150 for each committee meeting attended in 1996. Non-employee directors of MPB's Loan Committee received $500 per month retainer as well as $150 for each meeting attended during 1996. Total compensation for MPB directors in 1996 was $63,590.

  For 1996, the Chairman and Vice Chairman of the Board of CNB received annual retainers of $15,000 and $12,500, respectively. All other directors received an annual retainer of $10,000. In addition, the Chairman and Vice Chairman of the Directors' Loan Committee received annual retainers of $4,500, and other members received annual retainers of $4,000. The Chairman of the Audit Committee received an annual retainer of $2,000, and Audit Committee members each received an annual retainer of $1,500. The Trust Committee Chairman received an annual retainer of $2,000 and Trust Committee members each received $1,500. The Compensation Committee members each received an annual retainer of $1,000. Total compensation for CNB directors in 1996 was $158,374.

  For 1997, the Co-Chairmen of the Board will receive annual retainers of $14,000. All other non-officer directors will receive annual retainers of $9,000. Loan committee members will receive retainers of $6,000, Trust Oversight Committee members will receive retainers of $3,000, and Audit Committee and Investment / ALCO Committee members will receive retainers of $1,000. Members of the Boards of Directors of CNB and MPB will receive retainers of $1,800 each. The estimated total compensation for the Boards of Directors in 1997 is $189,500.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Executive Committee acts as the Executive Compensation Committee of Greater Bay. The members of the Executive Committee are Messrs. Gatto, Matteson, Lindsay and van Bronkhorst. None of these persons serves or has served as an officer or employee of the Company or the Banks. Mr. Matteson has an interest in a building leased by MPB. See "Item 13. Certain Relationships and Related Transactions."

  During 1996, the Executive Committee of Mid-Peninsula served as the Compensation Committee for Mid-Peninsula and MNB. The members of the Committee are Messrs. Kalkbrenner, Matteson, Seiler, Thoits and van Bronkhorst. No person who served as a member of the Executive Committee during 1996 has ever been an officer or employee of Mid-Peninsula or MPB, except Mr. Kalkbrenner.

  During 1996, the Executive Committee of Cupertino served as the Compensation Committee of Cupertino and CNB. The members of the Committee were Messrs. Gatto, Lindsay, McLaughlin and Randall. No person who served as a member of the Executive Committee of Cupertino during 1996 has ever been an officer or employee of Cupertino or CNB.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a request class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Executive offices, directors and greater than ten-percent shareholders are required by Commission regulation to furnish to the Company with copies of all Section 16(a) forms they file.

  Based solely on review of the copies of such forms furnished to the Company, or written representation that no Form 5 was required, the Company believes that during the fiscal year ended December 31, 1996 all executive officers, directors and greater than ten-percent beneficial owners complied with all
Section 16(a) filing requirements applicable to them, except as follows:
Following the consummation of the Merger, a Form 4 reporting the change in ownership as a result of the consummation of the Merger was filed late for each of the former directors of Cupertino and executive officers of Cupertino who became directors and executive officers of Greater Bay after the Merger. These individuals included Messrs. Allen, Gatto, Hood, Jackson, Lindsay, McLaughlin, Palmer, Randall and Smith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information as of December 31, 1996 concerning beneficial ownership of Greater Bay Common Stock for the directors and the executive officers named in the Summary Compensation Table and as a group. Unless otherwise indicated, each director and executive officer listed below possesses sole voting power and sole investment power. All of the shares shown in the following table are owned both of record and beneficially except as indicated in the notes to the table. Greater Bay has only one class of stock outstanding, Greater Bay Common Stock. There are no current arrangements known to Greater Bay that may result in a change in control of Greater Bay. As of December 31, 1996, no person known to Greater Bay owned more than five percent (5%) of the outstanding shares.

                                                            SHARES BENEFICIALLY
                                                                  OWNED(2)
                                                           ---------------------
                   NAME AND ADDRESS OF                     NUMBER OF  PERCENTAGE
                    BENEFICIAL OWNER(1)                      SHARES   OF CLASS
                   -------------------                     ---------- ----------
C. Donald Allen(3)........................................   55,482      1.70
Murray B. Dey(4)..........................................   21,575      0.67
John M. Gatto(5)..........................................   29,354      0.90
David Hood(6).............................................   21,272      0.65
James E. Jackson(7).......................................   49,104      1.51
David L. Kalkbrenner(8)...................................   34,264      1.05
Rex D. Lindsay(9).........................................   51,141      1.57
Duncan L. Matteson(10)....................................   41,750      1.28
Glen McLaughlin(11).......................................   45,365      1.39
Hall Palmer(12)...........................................   22,179      0.68
Dick J. Randall(13).......................................  107,194      3.30
Donald H. Seiler(14)......................................   26,580      0.82
Steven C. Smith(15).......................................   30,886      0.95
Warren R. Thoits(16)......................................   29,065      0.90
Edwin E. van Bronkhorst(17)...............................   25,330      0.78
All Directors and Executive Officers as a Group
 (15 Persons)(18).........................................  590,541     17.37

--------
(1) The address for beneficial owners, all of whom are directors or executive officers of Greater Bay, is the address of Greater Bay, 2860 West Bayshore Road, Palo Alto, California 94303.
(2) Includes shares subject to stock options exercisable within 60 days of December 31, 1996.
(3) Includes 414 shares held by Mr. Allen's wife, 3,579 shares held in an IRA for Mr. Allen, 598 shares held in a 401(k) plan for Mr. Allen and 22,291 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(4) Includes 14,563 shares held jointly with Mr. Dey's spouse as trustees of the Murray B. Dey and Wendy H. Dey Trust dated April 23, 1982 and 4,889 shares subject to stock options exercisable within 60 days of December 31, 1996.
(5) Includes 12,662 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(6) Includes 5,526 shares held in Mr. Hood's IRA, 276 shares held jointly by Mr. Hood and his spouse, 387 shares in his 401(k) plan and 15,083 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(7) Includes 32,109 shares held jointly by James E. Jackson and his spouse, 1,466 shares held in an IRA for the benefit of Mr. Jackson's spouse, 7,013 shares held in an IRA for Mr. Jackson, 1,385 shares held in a 401(k) plan for Mr. Jackson, and 7,131 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.

 (8) Includes 9,047 shares held in Mr. Kalkbrenner's IRA account and 15,254 shares subject to stock options exercisable within 60 days of December 31, 1996.
 (9) Includes 36,927 shares held by the Rex D. and Leanor L. Lindsay Family Trust, 1,906 shares held by Mr. Lindsay as custodian for his minor grandchildren and 12,123 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(10) Includes 30,000 shares jointly with Mr. Matteson's spouse as trustees of the Matteson Family Trust, 9,000 shares held by the Matteson Realty Services, Inc. Defined Benefit Employees' Retirement Trust and 2,750 shares subject to stock options exercisable within 60 days of December 31, 1996.
(11) Includes 4,861 shares in Mr. McLaughlin's Keogh account, and 16,418 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(12) Includes 1,548 shares held in Mr. Palmer's IRA and 15,083 shares subject to stock options exercisable within 60 days of December 31, 1996.
(13) Includes 98,334 shares held by the Dick J. and Carolyn L. Randall Trust and 8,675 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(14) Includes 24,580 shares held jointly with Mr. Seiler's spouse as trustees of the Seiler Family Trust and 2,000 shares subject to stock options exercisable within 60 days of December 31, 1996.
(15) Includes 2,121 shares held in Mr. Smith's 401(k) plan, 8,743 shares held jointly by Mr. Smith and his spouse and 20,022 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(16) Includes 9,832 shares held by Mr. Thoits as Trustee of the Warren R. Thoits Trust dated December 30, 1983, 5,836 shares held by Thoits Brothers, Inc., 10,647 shares for which Mr. Thoits is the record holding trustee and 2,750 shares subject to stock options exercisable within 60 days of December 31, 1996.
(17) Includes 22,580 shares held jointly with Mr. van Bronkhorst's spouse as Trustees of the E. E. van Bronkhorst Trust dated July 12, 1977 and 2,750 shares subject to stock options exercisable within 60 days of December 31, 1996.
(18) Includes 159,881 options exercisable within 60 days of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company, through the Banks, has had, and expects in the future to have, banking transactions in the ordinary course of its business with the Company's directors and officers and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders, on substantially the same terms (including interest rates and collateral) as those prevailing for comparable transactions with others. Management believes that such transactions comprising loans did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to executive officers of the Company are subject to limitations as to amount and purposes prescribed in part by the Federal Reserve Act, as amended.

  MPB leases its offices at 420 Cowper Street, Palo Alto, California 94301 from MPB Associates, a tenant-in-common arrangement in which three directors of Greater Bay, Messrs. Matteson, Seiler and Thoits, and four other directors of MPB hold an approximate 51% interest. The acquisition of MPB's leased premises by MPB Associates in 1990 did not result in a change in the terms of MPB's lease.

  The lease, which originally expired in May 1993, has been extended through January 2000. MPB pays an annual rental of $560,000 for the entire leased space. Additionally, MPB pays real property taxes, utilities, and building insurance, to the extent they exceed, on an annual basis, $1.40 per rentable square foot, $1.60 per rentable square foot, and $0.17 per rentable square foot, respectively. The rent will be adjusted every twelve months beginning June 1, 1997 in accordance with the change in the immediately preceding year over 1992 in the Consumer Price Index for All Urban Consumers, San Francisco/Oakland metropolitan Area, All-Items (1967 = 100) as published by the U.S. Department of Labor, Bureau of Labor Statistics. The lease also contains a provision granting MPB a right of first refusal to purchase the building during the term of the lease upon the same terms and conditions that the landlord is willing to accept from a third party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are included in this report at the page numbers indicated.

                                                                        PAGE NO.
                                                                        --------
Report of Independent Accountants.....................................     51
Consolidated Balance Sheets as of December 31, 1996 and 1995..........     52
Consolidated Statements of Operations for the Years ended December 31,
 1996, 1995 and 1994..................................................     53
Consolidated Statements of Stockholders' Equity for the Years ended
 December 31, 1996, 1995 and 1994.....................................     54
Consolidated Statements of Cash Flows for the Years ended December 31,
 1996, 1995 and 1994..................................................     55
Notes to Consolidated Financial Statements............................     56

    1. FINANCIAL STATEMENTS AND SCHEDULES

    2. All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

    3. EXHIBITS

     See Item 14(c) below.

  (b) REPORTS ON FORM 8-K

    On November 12, 1996, the Company filed a Report on Form 8-K reporting under Item 5 concerning "Other Events."

    On December 27, 1996, the Company filed a Report on Form 8-K reporting under Item 4 concerning "Changes in Registrant's Certifying
    Accountant."

  (c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

  (d) ADDITIONAL FINANCIAL STATEMENTS

    Not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Greater Bay Bancorp:

  We have audited the accompanying consolidated balance sheets of Greater Bay Bancorp (formerly Mid-Peninsula Bancorp) and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P

San Francisco, California
February 27, 1997

                     GREATER BAY BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                             -----------------
                                                               1996    1995*
                                                             -------- --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
                          ASSETS
Cash and due from banks....................................  $ 39,896 $ 29,511
Federal funds sold.........................................    14,000   28,600
                                                             -------- --------
  Cash and cash equivalents................................    53,896   58,111
Investment securities......................................   105,520  116,869
Total loans, net...........................................   441,560  284,579
Premises and equipment, net................................     4,688    2,912
Interest receivable and other assets.......................    16,380   15,363
                                                             -------- --------
    Total assets...........................................  $622,044 $477,834
                                                             ======== ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits.............................................  $559,283 $431,789
Other borrowings...........................................    12,000      --
Subordinated debt..........................................     3,000    3,000
Other liabilities..........................................     3,079    2,933
                                                             -------- --------
    Total liabilities......................................   577,362  437,722
Commitments (Note 13)
                   SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
 none issued
Common stock, no par value: 6,000,000 shares authorized;
 shares outstanding: 3,238,887 in 1996 and 3,046,320 in
 1995......................................................    34,884   33,105
Unrealized gain (loss) on available-for-sale securities,
 net of taxes..............................................        71     (621)
Retained earnings..........................................     9,727    7,628
                                                             -------- --------
    Total shareholders' equity.............................    44,682   40,112
                                                             -------- --------
    Total liabilities and shareholders' equity.............  $622,044 $477,834
                                                             ======== ========

--------
* Restated on an historical basis to reflect the merger with Cupertino National Bancorp on a pooling of interests basis.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED
                                  DECEMBER 31,
                             -------------------------
                              1996     1995*    1994*
                             -------  -------  -------
                             (DOLLARS IN THOUSANDS,
                                EXCEPT PER SHARE
                                    AMOUNTS)
INTEREST INCOME:
Interest on loans........... $36,278  $28,397  $22,112
Interest on investment
 securities:
  Taxable...................   6,433    6,204    4,248
  Tax-exempt................     690      497      411
                             -------  -------  -------
    Total interest on
     investment securities..   7,123    6,701    4,659
Other interest income.......   1,636    2,135    1,030
                             -------  -------  -------
  Total interest income.....  45,037   37,233   27,801
                             -------  -------  -------
INTEREST EXPENSE:
Interest on deposits........  15,732   13,048    8,130
Interest on short-term
 borrowings.................     126      769      382
Interest on subordinated
 debt.......................     355       75      --
                             -------  -------  -------
  Total interest expense....  16,213   13,892    8,512
                             -------  -------  -------
    Net interest income.....  28,824   23,341   19,289
Provision for loan losses...   2,036      956    1,823
                             -------  -------  -------
Net interest income after
 provision for loan losses..  26,788   22,385   17,466
                             -------  -------  -------
OTHER INCOME:
Service charges and other
 fees.......................   1,848    1,206    1,290
Trust fees..................   1,426      710      593
Gain on sale of SBA loans...     519      366      685
Gain on sale of mortgage
 loans......................     --       137      993
Gains (losses) on
 investments, net...........    (263)    (113)    (266)
                             -------  -------  -------
  Total other income........   3,530    2,306    3,295
                             -------  -------  -------
OPERATING EXPENSES:
Compensation and benefits...  11,773   10,146    8,505
Occupancy and equipment.....   3,401    2,679    2,266
Merger and related non-
 recurring costs............   2,791      --       608
Other.......................   5,923    6,861    4,852
                             -------  -------  -------
  Total operating expenses..  23,888   19,686   16,231
                             -------  -------  -------
    Income before income tax
     expense................   6,430    5,005    4,530
  Income tax expense........   2,927    1,971    1,966
                             -------  -------  -------
Net Income.................. $ 3,503  $ 3,034  $ 2,564
                             =======  =======  =======
Net income per common and
 common equivalent share.... $  1.04  $  0.96  $  0.85
                             =======  =======  =======

--------
* Restated on an historical basis to reflect the merger with Cupertino National Bancorp on a pooling of interests basis.

                See notes to consolidated financial statements.

                      GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND
                                                    1994
                             ----------------------------------------------------
                               COMMON STOCK         EARNINGS            TOTAL
                             ----------------- -------------------  SHAREHOLDERS'
                              SHARES   AMOUNT  UNREALIZED RETAINED     EQUITY
                             --------- ------- ---------- --------  -------------
                                  (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Balances as of December 31,
 1993:
  Mid-Peninsula Bancorp
   prior to pooling........  1,455,665 $14,216  $   (48)  $ 3,672      $17,840
  Shares issued to
   Cupertino National
   Bancorp shareholders....  1,142,797  13,582      --        --        13,582
  Cupertino National
   Bancorp retained
   earnings prior
   to pooling..............        --      --       --      2,637        2,637
                             --------- -------  -------   -------      -------
    Balance, December 31,
     1993, as restated to
     reflect pooling.......  2,598,462  27,798      (48)    6,309       34,059
  Stock options exercised..    128,614   1,114      --        --         1,114
  Stock issued in Employee
   Stock Purchase Plan.....      6,716      69      --        --            69
  Adoption of SFAS No.
   115--unrealized loss on
   available-for-sale
   securities..............        --      --    (1,272)      --        (1,272)
  Two 5% stock dividends--
   fractional shares paid
   in cash.................     58,914     705      --       (708)          (3)
  Cash dividend $0.18 per
   share...................                --       --       (491)        (491)
  Net Income...............        --      --       --      2,564        2,564
                             --------- -------  -------   -------      -------
    Balance, December 31,
     1994*.................  2,792,706  29,686   (1,320)    7,674       36,040
  Stock options exercised,
   including related tax
   benefit.................    104,454   1,109      --        --         1,109
  Stock issued in Employee
   Stock Purchase Plan.....      8,537      80      --        --            80
  401K Employee Stock
   Purchase................      6,731      95      --        --            95
  Cash dividends of $0.30
   per share...............        --      --       --       (942)        (942)
  10% stock dividend--
   fractional shares paid
   in cash.................    133,892   2,135      --     (2,138)          (3)
  SFAS No. 115 change in
   unrealized loss on
   available-for-sale
   securities..............                --       699       --           699
  Net Income...............        --      --       --      3,034        3,034
                             --------- -------  -------   -------      -------
    Balance, December 31,
     1995*.................  3,046,320  33,105     (621)    7,628      $40,112
  Stock options exercised,
   including related tax
   benefit.................    176,657   1,555      --        --         1,555
  Stock issued in Employee
   Stock Purchase Plan.....     10,632     137      --        --           137
  401K Employee Stock
   Purchase................      5,278      87      --        --            87
  Cash dividends of $0.44
   per share...............        --      --       --     (1,404)      (1,404)
  SFAS No. 115--change in
   unrealized loss on
   available-for-sale
   securities..............                --       692       --           692
  Net Income...............        --      --       --      3,503        3,503
                             --------- -------  -------   -------      -------
    Balance, December 31,
     1996..................  3,238,887 $34,884  $    71   $ 9,727      $44,682
                             ========= =======  =======   =======      =======

--------
* Restated on an historical basis to reflect the merger with Cupertino National Bancorp on a pooling of interests basis.

                See notes to consolidated financial statements.

                      GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996      1995*      1994*
                                                 ---------  --------  ---------
                                                    (DOLLARS IN THOUSANDS)
Cash Flows--Operating Activities:
  Net Income...................................  $   3,503  $  3,034  $   2,564
  Reconciliation of net income to net cash from
   operations:
    Provision for loan losses..................      2,036       956      1,823
    Depreciation and leasehold amortization....      1,125       899        777
    Deferred income taxes......................     (1,145)      181         75
    Accrued interest receivables and other
     assets....................................       (128)   (1,234)    (1,828)
    Accrued interest payable and other
     liabilities...............................        146       909        807
    Deferred loan fees and discounts, net......        653        27       (105)
    Proceeds from sale of loans held for sale..        --     16,364    125,342
    Origination of loans for resale............        --    (10,981)  (123,100)
                                                 ---------  --------  ---------
Operating cash flows, net......................      6,190    10,155      6,355
                                                 ---------  --------  ---------
Cash Flows--Investing Activities:
  Maturities of investment securities and other
   short-term investments:
    Held-to-maturity...........................     24,956    29,130     13,048
    Available-for-sale.........................     28,737    10,441      1,510
  Purchase of investment securities and other
   short-term investments
    Held-to-maturity...........................    (26,439)  (54,561)   (36,504)
    Available-for-sale.........................    (39,389)   (8,388)    (2,000)
  Proceeds from sale of available-for-sale
   securities..................................     26,635       --       6,734
  Loans, net...................................   (161,845)  (48,195)   (14,556)
  Investment in other real estate owned........         --      (476)      (485)
  Sale of other real estate owned..............        217     1,054      1,733
  Premises and equipment.......................     (2,906)   (1,388)    (1,000)
  Purchase of insurance policies...............       (240)   (6,004)       --
  Other, net...................................        --        --          84
                                                 ---------  --------  ---------
Cash flows, net................................   (150,274)  (78,387)   (31,436)
                                                 ---------  --------  ---------
Cash Flows--Financing Activities:
  Net change in deposits.......................    127,494    85,495     22,994
  Net change in short-term borrowings..........     12,000   (17,256)    17,256
  Subordinated debt issued.....................        --      3,000        --
  Proceeds from the sale of stock..............      1,779     1,127      1,028
  Fractional shares paid in cash...............        --         (3)        (3)
  Cash dividends...............................     (1,404)     (942)      (491)
                                                 ---------  --------  ---------
Financing cash flows, net......................    139,869    71,421     40,784
                                                 ---------  --------  ---------
Net increase in cash and cash equivalents......     (4,215)    3,189     15,703
Cash and cash equivalents at beginning of year.     58,111    54,922     39,219
                                                 ---------  --------  ---------
Cash and cash equivalents at end of year.......  $  53,896  $ 58,111  $  54,922
                                                 ---------  --------  ---------
Cash flows--supplemental disclosures:
  Cash paid during the period for:
    Interest on deposits and other borrowings..  $  16,228  $ 13,827  $   8,278
                                                 ---------  --------  ---------
    Income taxes...............................  $   3,970  $  2,105  $   1,878
                                                 ---------  --------  ---------
Non-cash transactions:
  Additions to other real estate owned.........  $     152  $    130  $   1,047
                                                 ---------  --------  ---------

--------
* Restated on an historical basis to reflect the merger with Cupertino National Bancorp on a pooling of interests basis.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND NATURE OF OPERATIONS

  Greater Bay Bancorp ("GBB" or the "Company") is a California corporation and bank holding company that was incorporated on November 14, 1984 as San Mateo County Bancorp. The name was changed to Mid-Peninsula Bancorp on October 7, 1994 as a result of the merger between Mid-Peninsula Bank and San Mateo County Bancorp and its wholly owned subsidiary, WestCal National Bank. The name was further changed to Greater Bay Bancorp on November 27, 1996 as a result of the merger between Mid-Peninsula Bancorp and Cupertino National Bancorp (see Note
2). Upon consummation of the merger with Cupertino National Bancorp, GBB became a multi-bank holding company of two wholly owned bank subsidiaries, Mid-Peninsula Bank ("MPB") and Cupertino National Bank & Trust ("CNB"), collectively the "Banks." MPB commenced operations in October 1987 and is a state chartered bank regulated by the Federal Reserve Bank (FRB) and the California State Banking Department. CNB commenced operations in May 1985 and is a national banking association regulated by the Office of the Comptroller of Currency (OCC).

  The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals. The Company operates through seven regional offices in Cupertino, Palo Alto, San Mateo, San Carlos and San Jose, California.

  CONSOLIDATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of GBB and its wholly-owned subsidiaries, CNB and MPB. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.

  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. CNB and MPB are required by the Federal Reserve System to maintain non-interest earning cash reserves against certain of their deposit accounts. At December 31, 1996, the required combined reserves totaled approximately $2.9 million.

  INVESTMENT SECURITIES

  Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by the Company in 1994, requires that investment securities be classified into three portfolios, and be accounted for as follows: 1) debt and equity securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at

                     GREATER BAY BANCORP AND SUBSIDIARIES
amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

  A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

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

  The required investment of 3% of capital stock and surplus in Federal Reserve Bank stock, for both MPB and CNB, is recorded at cost.

  LOANS

  Loans held for investment are carried at amortized cost. The Company's loan portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property.

  Interest income is accrued on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

  The Company charges loan origination and commitment fees. Net loan origination fees and costs are deferred and amortized to interest income over the life of the loan, using the effective interest method. Loan commitment fees are amortized to interest income over the commitment period.

  SALES AND SERVICING OF SMALL BUSINESS ADMINISTRATION ("SBA") LOANS

  The Company originates loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of each loan to an investor and retains the unguaranteed portion and servicing rights in its own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

  Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. The Company allocates the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method. The value assigned to the right to service is also amortized over the estimated life of the loan.

  ALLOWANCE FOR LOAN LOSSES

  The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, on January 1, 1995. Under these standards, a loan is considered impaired, based on current

                     GREATER BAY BANCORP AND SUBSIDIARIES
information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, (1) the present value of expected cash flows at the loan's effective interest rate, (2) the loan's observable market price, or (3) the fair market value of the collateral of the loan. In general, these statements are not applicable to large groups of smaller-balance loans that are collectively evaluated for impairment such as credit cards, residential mortgage and/or consumer installment loans. Adoption of SFAS No. 114 and No. 118 did not have a material effect on the financial statements of the Company in 1995. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans.

  The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and unidentified losses in the loan portfolio. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors. Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates.

  When a loan is sold, unamortized fees and capitalized direct costs are recognized in the consolidated statements of operations. Other loan fees and charges representing service costs for the repayment of loans, for delinquent payments or for miscellaneous loan services are recognized when earned.

  OTHER REAL ESTATE OWNED

  Other real estate owned (OREO) consists of properties acquired through foreclosure and is stated at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The resulting allowance for OREO losses is decreased when the property is sold. Operating expenses of such properties, net of related income, are included in other expenses. Gains and losses on disposition of OREO are included in other income.

  PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the shorter of the lease terms or estimated useful lives of the assets, which are generally 3 to 10 years.

  INCOME TAXES

  Deferred income taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

  PER SHARE DATA

  Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during the year plus the effect of dilutive stock options. All years presented include the effect of stock dividends declared in 1995 and 1994. The weighted average common and common equivalent shares outstanding for 1996, 1995 and 1994 were 3,359,700, 3,144,550 and 3,001,211, respectively.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Fully diluted earnings per share were approximately equal to primary earnings per share in each of the years in the three-year period ended December 31, 1996.

  Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1994 merger with San Mateo County Bancorp at a 1.0617 conversion ratio, and the 1996 merger with Cupertino National Bancorp at a 0.81522 conversion ratio.

NOTE 2--MERGERS

  On November 27, 1996, the Company consummated a merger between Mid-Peninsula Bancorp and Cupertino National Bancorp. As discussed in Note 1, concurrently with the merger the name of the holding company was changed to Greater Bay Bancorp. Following the terms of the merger agreement, the Company issued approximately 1,586,000 shares of its common stock in exchange for the outstanding common stock of Cupertino National Bancorp at an exchange ratio of
0.81522 of the Company's common stock for each share of Cupertino National Bancorp's common stock. The merger has been accounted for as a pooling of interests business combination and, accordingly, the consolidated financial statements and the financial data for the periods prior to the merger have been restated to include the accounts and results of operations of Cupertino National Bancorp.

  On October 7, 1994, San Mateo County Bancorp's wholly owned subsidiary, WestCal National Bank, was merged with and into Mid-Peninsula Bank, and San Mateo County Bancorp concurrently changed its name to Mid-Peninsula Bancorp. The merger was accounted for as a pooling of interests. All periods have been restated to reflect the results of the combination. The accompanying consolidated financial statements reflect the issuance of the Company's common stock in exchange for all of MPB's common stock outstanding as of October 7, 1994, based upon the exchange ratio of 1.0617 shares of the Company's common stock for each share of MPB's common stock.

  In both mergers, certain reclassifications have been made to conform to the Company's presentation. The results of operations previously reported by the separate enterprises for the period before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              1996 (UNAUDITED)   1995    1994
                                              ----------------- ------- -------
                                                   (DOLLARS IN THOUSANDS)
   Net Interest Income:
     Mid-Peninsula Bancorp...................      $ 8,878      $10,402 $ 8,207
     Cupertino National Bancorp..............       11,487       12,939  11,082
                                                   -------      ------- -------
       Combined..............................      $20,365      $23,341 $19,289
                                                   -------      ------- -------
   Provision for Loan Losses:
     Mid-Peninsula Bancorp...................      $   427      $   275 $   203
     Cupertino National Bancorp..............          864          681   1,620
                                                   -------      ------- -------
       Combined..............................      $ 1,291      $   956 $ 1,823
                                                   -------      ------- -------
   Net Income:
     Mid-Peninsula Bancorp...................      $ 2,373      $ 2,721 $ 1,201
     Cupertino National Bancorp..............        1,548          313   1,363
                                                   -------      ------- -------
       Combined..............................      $ 3,921      $ 3,034 $ 2,564
                                                   -------      ------- -------

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table sets forth the composition of the combined operations of San Mateo County Bancorp and its wholly-owned subsidiary, WestCal National Bank, and MPB for the nine months ended September 30, 1994 prior to the consummation of the merger on October 7, 1994.

                                              NET INTEREST PROVISION FOR  NET
                                                 INCOME     LOAN LOSSES  INCOME
                                              ------------ ------------- ------
                                              (DOLLARS IN THOUSANDS) UNAUDITED
   Mid-Peninsula Bank........................    $4,657        $235      $  867
   San Mateo County Bancorp..................     1,293         (32)        217
                                                 ------        ----      ------
                                                 $5,950        $203      $1,084
                                                 ------        ----      ------

  There were no significant transactions between Mid-Peninsula Bancorp and Cupertino National Bancorp, and between San Mateo County Bancorp and Mid-Peninsula Bank prior to the mergers. All intercompany transactions have been eliminated.

NOTE 3--INVESTMENT SECURITIES

  The amortized cost and estimated market value of investment securities is summarized below:

                                                  DECEMBER 31, 1996
                                       ----------------------------------------
                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
                                         COST      GAINS      LOSSES    VALUE
                                       --------- ---------- ---------- --------
                                                (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury obligations............. $ 19,841     $ 52      $  (6)   $ 19,887
U.S. Agency obligations:
  Mortgage-backed obligations.........    3,604        5        (53)      3,556
  Fixed and variable rate notes.......   10,568       34        (13)     10,589
Mutual funds..........................    2,000                 (52)      1,948
Tax exempt securities.................    7,758      154        (11)      7,901
Corporate securities..................    3,216        7        --        3,223
                                       --------     ----      -----    --------
  Total securities available-for-sale.   46,987      252       (135)     47,104
                                       --------     ----      -----    --------
Held-to-maturity securities:
U.S. Treasury obligations.............    1,005        3                  1,008
U.S. Agency obligations:
  Mortgage-backed obligations.........    7,086       87         (9)      7,164
  Fixed and variable rate notes.......   38,390       78       (100)     38,368
Other mortgage-backed obligations.....    3,959       54        --        4,013
Tax exempt securities.................    6,525      219         (3)      6,741
Federal Reserve Bank stock............      673      --         --          673
Federal Home Loan Bank stock..........      778      --         --          778
                                       --------     ----      -----    --------
  Total securities held-to-maturity...   58,416      441       (112)     58,745
                                       --------     ----      -----    --------
  Total investment securities......... $105,403     $693      $(247)   $105,849
                                       ========     ====      =====    ========

  The tax effected net unrealized gain on available-for-sale securities was $71,000 for the year ended December 31, 1996.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                                                  DECEMBER 31, 1995
                                       ----------------------------------------
                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
                                         COST      GAINS      LOSSES    VALUE
                                       --------- ---------- ---------- --------
                                                (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury obligations............. $  7,778    $   62    $    (3)  $  7,837
U.S. Agency obligations:
  Mortgage-backed obligations.........    4,131        22        (58)     4,095
  Fixed and variable rate notes.......   19,431        54        (18)    19,467
Mutual funds..........................   16,458                 (929)    15,529
Tax exempt securities.................   11,662       462        (20)    12,104
Corporate securities..................    2,990        20                 3,010
                                       --------    ------    -------   --------
  Total securities available-for-sale.   62,450       620     (1,028)    62,042
                                       --------    ------    -------   --------
Held-to-maturity securities:
U.S. Treasury obligations.............    5,987        24        --       6,011
U.S. Agency obligations:
  Mortgage-backed obligations.........    8,190       159        --       8,349
  Fixed and variable rate notes.......   35,056       145        (19)    35,182
Other mortgage-backed obligations.....    4,195       102        --       4,297
Federal Reserve Bank stock............      660       --         --         660
Federal Home Loan Bank stock..........      739       --         --         739
                                       --------    ------    -------   --------
  Total securities held-to-maturity...   54,827       430        (19)    55,238
                                       --------    ------    -------   --------
  Total investment securities......... $117,277    $1,050    $(1,047)  $117,280
                                       ========    ======    =======   ========

  In November 1995, the FASB issued a special report, "A Guide to Implementation of Statement No. 115, on Accounting for Certain Investments in Debt and Equity Securities--Questions and Answers" (the "Special Report"). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassifications at fair value. Reclassifications from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future, provided that reclassification was performed by December 31, 1995. The Company adopted the reclassification provision of the Special Report prior to December 31, 1995 and transferred $36.4 million of held-to-maturity securities into the available-for-sale category. The unrealized pretax gain upon transfer was $512,000 as of December 31, 1995.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table shows amortized cost and estimated market value of the Company's investment securities by year of maturity at December 31, 1996.

                                           1998     2002
                                          THROUGH  THROUGH   2007 AND
                                  1997     2001     2007    THEREAFTER  TOTAL
                                 -------  -------  -------  ---------- --------
                                           (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury obligations....... $15,003  $ 4,838     --         --    $ 19,841
U.S. Agency obligations:
  Mortgage-backed
   obligations(1)...............     599    3,005     --         --       3,604
  Fixed and variable rate
   notes(2).....................   1,500    9,068     --         --      10,568
Mutual Funds(3).................   2,000      --      --         --       2,000
Tax exempt securities...........     453    1,567   3,623      2,115      7,758
Corporate securities............   1,178    2,038     --         --       3,216
                                 -------  -------  ------     ------   --------
  Total securities available-
   for-sale.....................  20,733   20,516   3,623      2,115     46,987
                                 -------  -------  ------     ------   --------
Market value....................  20,708   20,524   3,672      2,200     47,104
                                 -------  -------  ------     ------   --------
Held-to-maturity securities:
U.S. Treasury obligations.......     503      502     --         --       1,005
U.S. Agency obligations:
  Mortgage-backed
   obligations(1)...............     --        69   2,595      4,422      7,086
  Fixed and variable rate
   notes(2).....................   3,000   17,999  15,391      2,000     38,390
Other mortgage-backed
 obligations(1).................     --       --      --       3,959      3,959
Tax exempt securities...........     --     1,040     256      5,229      6,525
Federal Reserve Bank stock......     --       --      --         673        673
Federal Home Loan Bank stock....     --       --      --         778        778
                                 -------  -------  ------     ------   --------
  Total securities held-to-
   maturity.....................   3,503   19,610  18,242     17,061     58,416
                                 -------  -------  ------     ------   --------
Market value....................   3,493   19,549  18,369     17,334     58,745
                                 -------  -------  ------     ------   --------
Total investment securities.....  24,236   40,126  21,865     19,176    105,403
                                 -------  -------  ------     ------   --------
Total market value..............  24,201   40,073  22,041     19,534    105,849
                                 -------  -------  ------     ------   --------
Weighted average yield-total
 portfolio(4)...................    5.32%    6.19%   7.04%      6.77%      6.29%
                                 -------  -------  ------     ------   --------

--------
(1) Mortgage-backed securities are shown at contractual maturity; however, the average life of these mortgage-backed securities may differ due to principal prepayments.
(2) Certain U.S. Agency fixed and variable rate note obligations may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(3) Mutual funds with no stated maturity total $2.0 million ($1.9 million market value).
(4) Yields on tax exempt securities have been computed on a fully tax-equivalent basis.

  Investment securities with a carrying value of $23.5 million and $16.5 million as of December 31, 1996 and 1995, respectively, were pledged to secure deposits and for other purposes as required by law or contract.

  The Company does not hold any investments of any one issuer where the aggregate with that issuer exceeds 10% of stockholders' equity. Investments in the Federal Reserve Bank and the Federal Home Loan Bank are required in order to maintain membership and support activity levels.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Proceeds and realized losses and gains on sales of investment securities for the years ended December 31, 1996, 1995, and 1994 are presented below:

                                                        1996    1995    1994
                                                       -------  -----  ------
                                                           (DOLLARS IN
                                                            THOUSANDS)
   Proceeds from sale of available-for-sale
    securities........................................ $26,635    --   $6,734
   Available-for-sale securities--losses(1)........... $  (729) $(113) $ (266)

--------
(1) Includes $466,000 of charges in 1996 to conform accounting practices, which is included in merger and related non-recurring costs.

NOTE 4--LOANS

  The following is a summary of loans by category as of December 31, 1996 and 1995:

                                                               1996      1995
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Commercial............................................... $257,042  $181,617
   Real estate construction and land........................   78,278    32,672
   Commercial real estate term and other....................   72,802    47,322
   Consumer and other.......................................   42,702    28,666
                                                             --------  --------
   Total loans, gross.......................................  450,824   290,277
     Deferred loan fees and discounts.......................   (1,952)   (1,299)
                                                             --------  --------
   Total loans, net of deferred fees........................  448,872   288,978
     Allowance for loan losses..............................   (7,312)   (4,399)
                                                             --------  --------
     Total loans, net....................................... $441,560  $284,579
                                                             ========  ========

  The following summarizes the activity in the allowance for loan losses for the years ended December 31:

                                                        1996    1995     1994
                                                       ------  -------  -------
                                                       (DOLLARS IN THOUSANDS)
   Balance, January 1................................  $4,399  $ 4,344  $ 3,657
     Provision for loan losses(1)....................   2,836      956    1,823
     Loans charged off...............................    (299)  (1,081)  (1,247)
     Recoveries......................................     376      180      111
                                                       ------  -------  -------
   Balance, December 31..............................  $7,312  $ 4,399  $ 4,344
                                                       ======  =======  =======

--------
(1) Includes $800,000 of charges in 1996 to conform accounting practices for the Banks' reserve methodologies which is included in merger and related costs.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table sets forth non-performing loans as of December 31, 1996, 1995 and 1994. Non-performing loans are defined as loans which are on non-accrual status, loans which have been restructured, and loans which are 90 days past due but are still accruing interest. Interest income foregone on non-performing loans outstanding at year-end totaled $215,000, $245,000 and $275,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income recognized on the non-performing loans approximated $95,000, $63,000 and $50,000 for the years ended December 31, 1996, 1995 and 1994, respectively. There were no restructured loans at December 31, 1996, 1995 and 1994.

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
   Non-accrual loans...................................... $1,875 $2,513 $3,668
   Accruing loans past due 90 days or more................  1,237    830  1,371
                                                           ------ ------ ------
   Total non-performing loans............................. $3,112 $3,343 $5,039
                                                           ====== ====== ======

  At December 31, 1996 and 1995, the recorded investment in loans, for which impairment has been recognized in accordance with SFAS No. 114 and No. 118, was approximately $1.9 million and $2.5 million, respectively, with corresponding valuation allowances of $1.0 million and $0.5 million, respectively. For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $2.2 million and $2.6 million, respectively. The Company did not recognize interest income on impaired loans during the twelve months ended December 31, 1996 and 1995.

NOTE 5--OTHER REAL ESTATE OWNED

  At December 31, 1996, other real estate owned consisted of one property acquired through foreclosure with a carrying value of $152,000 and is included in interest receivable and other assets in the accompanying consolidated balance sheets. There was no allowance for estimated losses. The Company had no other real estate owned at December 31, 1995.

  The following summarizes other real estate operations, which are included in operating expenses, for the years ended December 31, 1996, 1995 and 1994.

                                                             1996  1995  1994
                                                             ----  ----  -----
                                                               (DOLLARS IN
                                                               THOUSANDS)
   Income (loss) from:
   Real estate operations, net.............................. $(35) $(45) $ (70)
   Provision for estimated losses...........................   --   (17)   (42)
                                                             ----  ----  -----
   Net loss from other real estate operations............... $(35) $(62) $(112)
                                                             ====  ====  =====

NOTE 6--PREMISES AND EQUIPMENT

  Premises and equipment at December 31, 1996 and 1995 are comprised of the following:

                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Leasehold improvements..................................... $ 2,774  $ 1,613
   Furniture and equipment....................................   6,510    4,988
   Automobiles................................................     134      157
                                                               -------  -------
     Total....................................................   9,418    6,758
                                                               -------  -------
   Accumulated depreciation and amortization..................  (4,730)  (3,846)
                                                               -------  -------
     Premises and equipment, net.............................. $ 4,688  $ 2,912
                                                               =======  =======

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Depreciation and amortization amounted to $1,125,000, $899,000 and $777,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

NOTE 7--DEPOSITS

  Deposits as of December 31, 1996 and 1995 are as follows:

                                                                1996     1995
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Demand, noninterest-bearing............................... $139,940 $ 96,063
   NOW.......................................................   26,936   22,084
   Money market demand accounts..............................  271,749  211,654
   Savings...................................................   13,599   12,486
   Other time certificates...................................   38,889   25,716
   Time certificates, $100 and over..........................   68,170   63,786
                                                              -------- --------
     Total Deposits.......................................... $559,283 $431,789
                                                              ======== ========

NOTE 8--OTHER BORROWINGS

  Short-term borrowings are detailed as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS)
   Federal funds purchased
     Balance at December 31.......................... $12,000  $   --   $ 7,000
     Average balance.................................     669    1,120    1,800
     Maximum amount outstanding at any month-end.....  12,000    5,600   12,000
     Average interest rate:
       During the year...............................    5.42%    5.96%    4.18%
       At December 31................................    6.63%     --      6.50%
   Securities sold under agreements to repurchase
     Balance at December 31.......................... $   --   $   --   $10,256
     Average balance.................................   1,556   11,486    5,908
     Maximum amount outstanding at any month-end.....  14,994   26,994   24,153
     Average interest rate:
       During the year...............................    5.74%    6.12%    5.13%
       At December 31................................     --       --      6.29%

  Federal funds purchased generally mature the following day after the purchase while securities sold under agreements to repurchase generally mature within 30 days from the various dates of sale.

  In 1995, the Company consummated a private offering of $3.0 million of 11.5% subordinated notes. The notes, which will mature on September 15, 2005, were offered to members of the Board of Directors, bank officers and other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. The debentures are redeemable by the Company any time after September 30, 1998 at a premium ranging from 0% to 5%. The notes qualify as Tier 2 capital of the Company.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 9--INCOME TAXES

  Income tax expense was comprised of the following for the years ended December 31, 1996, 1995 and 1994:

                                                         1996     1995    1994
                                                        -------  ------  ------
                                                             (DOLLARS IN
                                                             THOUSANDS)
   Current:
     Federal........................................... $ 3,308  $1,227  $1,425
     State.............................................     764     563     466
                                                        -------  ------  ------
     Total current expense (benefit)...................   4,072   1,790   1,891
                                                        -------  ------  ------
   Deferred:
     Federal...........................................    (966)    221      71
     State.............................................    (179)    (40)      4
                                                        -------  ------  ------
     Total deferred expense (benefit)..................  (1,145)    181      75
                                                        -------  ------  ------
   Total expense....................................... $ 2,927  $1,971  $1,966
                                                        -------  ------  ------

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
   Loan loss reserves........................................... $2,145  $1,278
   Deferred compensation........................................    102      92
   State income taxes...........................................    653     339
   Unrealized gains.............................................    (35)   (214)
   Other........................................................   (118)    (72)
                                                                 ------  ------
   Net deferred tax asset....................................... $2,747  $1,423
                                                                 ------  ------

  A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 1996, 1995 and 1994:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              ----------------
                                                              1996  1995  1994
                                                              ----  ----  ----
                                                               (DOLLARS IN
                                                                THOUSANDS)
   Statutory federal tax rate................................ 35.0% 35.0% 35.0%
   California franchise tax expense, net of federal income
    tax benefit..............................................  7.6   6.9   5.7
   Tax exempt income......................................... (4.9) (3.2) (3.3)
   Non-deductible merger and restructuring costs.............  3.9   0.0   3.8
   Other, net................................................  3.9   0.7  (4.8)
                                                              ----  ----  ----
   Effective income tax rate................................. 45.5% 39.4% 36.4%
                                                              ----  ----  ----

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 10--OPERATING EXPENSES

  Other operating expenses were comprised of the following:

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
   Professional and legal fees............................ $1,270 $2,968 $1,176
   FDIC insurance and regulatory assessments..............    102    551    858
   Other real estate, net.................................     35     62    112
   Supplies and postage...................................    592    356    269
   Telephone..............................................    232    213    198
   Director fees..........................................    227    207    236
   Insurance..............................................    105    205    194
   Correspondent bank charges.............................     43    158    118
   Marketing..............................................    859    289    118
   Client services........................................    411    337    376
   Other..................................................  2,047  1,515  1,197
                                                           ------ ------ ------
   Total.................................................. $5,923 $6,861 $4,852
                                                           ====== ====== ======

  Merger and other related non-recurring costs incurred in connection with the merger consummated in November 1996 (see Note 2) totaling $2.8 million include $1.1 million of professional fees related to the transaction, $1.2 million of charges to conform accounting practices of the two merged entities, with the balance related to severance and compensation costs.

NOTE 11--EMPLOYEE BENEFIT PLANS

  STOCK OPTION PLAN

  Effective November 27, 1996, the Company's shareholders approved the Greater Bay Bancorp 1996 Stock Option Plan (the "Bancorp Plan") and authorized an increase in the number of shares available for issuance from 457,037 to 967,890 shares. Under the terms of the merger, all stock option plans of Cupertino National Bancorp and Mid-Peninsula Bancorp were terminated at the time of the merger and all outstanding options from these plans were assumed by the Bancorp Plan. Outstanding options from the Mid-Peninsula Bancorp plan of 216,326 and outstanding options from the Cupertino National Bancorp plan of 251,073 (converted at a ratio of 0.81522) were assumed by the Bancorp Plan.

  Options issued under the Bancorp Plan may be granted to employees and nonemployee directors and may be either incentive stock options or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company's stock on the date of grant. The term of an option may not exceed 10 years.

  STOCK-BASED COMPENSATION

  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair market value method. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and earnings per share effects based on the SFAS No. 123 fair value methodology. The Company implemented the requirements of SFAS No. 123 in 1996 and has elected to adopt the disclosure provisions of this statement.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  At December 31, 1996, the Company had one stock option plan, which is described above. The Company applies Accounting Pronouncements Bulletin (APB) Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Net Income:
     As reported.......................................      $3,503      $3,034
     Pro Forma.........................................      $3,351      $2,979
   Primary earnings per share
     As reported.......................................       $1.04       $0.96
     Pro Forma.........................................       $1.00       $0.94

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively; dividend yield of 2.0% for all years; expected volatility of 19.3% for both years; risk free rates of 6.0% and 6.9%. No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

  A summary of the Company's fixed stock option plan as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below:

                                  1996                  1995                  1994
                          --------------------- --------------------- ---------------------
                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                          SHARES    AVERAGE     SHARES    AVERAGE     SHARES    AVERAGE
                          (000)  EXERCISE PRICE  (000) EXERCISE PRICE  (000) EXERCISE PRICE
                          ------ -------------- ------ -------------- ------ --------------
Outstanding at beginning
 of year................    558      $10.78       542      $ 9.55       463      $ 8.04
Granted.................    183       19.27       175       12.65       252       13.03
Exercised...............   (184)       7.78      (124)       8.49      (133)       8.14
Forfeited...............     (8)       8.58       (35)      10.30       (40)       8.98
                           ----      ------      ----      ------      ----      ------
Outstanding at end of
 year...................    549      $13.14       558      $10.78       542      $ 9.55
                           ----      ------      ----      ------      ----      ------
Options exercisable at
 year-end...............    284      $12.90       365      $ 9.30       378      $ 9.94
                           ----      ------      ----      ------      ----      ------
Weighted average fair
 value of options
 granted during the
 year...................             $ 4.20                $ 2.48                    NA
                                     ------                ------                ------

All stock option information has been adjusted for stock dividends in 1995 and 1994.

  401(K) SAVINGS PLAN

  The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the plan. The Company matches the employee contributions at a rate set by the Board of Directors (currently 62.5% of the first 8% of deferral of an individual's total compensation). The matching contribution vests ratably over the first four years of employment. The Company contributed $282,000 to the plan in 1996, $212,000 in 1995, and $153,200 in 1994.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  EMPLOYEE STOCK PURCHASE PLAN

  The Company has established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code which allows eligible employees to set aside up to 15% of their compensation toward the purchase of the Company's stock for an aggregate total of 133,934 shares. Under the plan, the purchase price is 85% of the lower of the fair market value at the beginning or end of each three month offering period. During 1996, employees purchased 10,633 shares of common stock for an aggregate purchase price of $136,500 compared to the purchase of 8,536 shares of common stock for an aggregate purchase price of $80,400 in 1995. There are 82,318 shares remaining in the plan available for purchase by employees at December 31, 1996.

  SALARY COMPENSATION PLAN

  During 1993 and 1995, the Company entered into salary continuation agreements with certain executive officers. Under these agreements, the Company is generally obligated to provide for each such employee or their beneficiaries, during a period of up to 40 years after the employee's death, disability or retirement, annual benefits ranging from $36,000 to $85,000. The estimated present value of future benefits to be paid is being accrued over the vesting period of the participants. Expenses accrued for this plan for the years ended December 31, 1996, 1995 and 1994 totaled $310,000, $173,000, and
$72,000, respectively. Depending on the agreement, the Company and the employees are the beneficiaries of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1996 and 1995, the Company's cash surrender value of these policies was $8.9 million and $8.3 million, respectively, and is included in other assets.

NOTE 12--RELATED PARTY TRANSACTIONS

  Loans made to executive officers, directors and their affiliates, are made subject to approval by the Directors' Loan Committee and the Board of Directors. An analysis of total loans to related parties for the years ended December 31, 1996 and 1995 is shown as follows:

                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Balance, January 1......................................... $ 9,873  $ 7,788
   Additions..................................................   1,346    4,694
   Repayments.................................................  (3,671)  (2,609)
                                                               -------  -------
   Balance, December 31....................................... $ 7,548  $ 9,873
                                                               =======  =======
   Undisbursed commitments, at year end....................... $ 1,866  $   432
                                                               =======  =======

NOTE 13--COMMITMENTS AND CONTINGENT LIABILITIES

  LEASE COMMITMENTS

  The Company leases the facilities from which it operates all of its activities. The main headquarters of MPB in Palo Alto is leased from a group of investors, which includes three of the Company's directors. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 1996 are below:

   YEAR ENDING DECEMBER 31,
   ------------------------
                                                          (DOLLARS IN THOUSANDS)
     1997................................................        $ 2,146
     1998................................................          2,154
     1999................................................          2,068
     2000................................................          1,482
     2001................................................          1,457
     Thereafter..........................................          2,505
                                                                 -------
     Total...............................................        $11,812
                                                                 -------

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The Company subleases that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 1996, 1995, and 1994 was $309,000, $398,000, and $447,000, respectively. Gross rental expense for the years ended December 31, 1996, 1995, and 1994 was $1.69 million, $1.43 million, and $1.26 million, respectively.

  OTHER COMMITMENTS AND CONTINGENT LIABILITIES

  In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. At December 31, 1996, commitments to fund loans and outstanding standby letters of credit were approximately $202.8 million and $16.9 million, respectively. The Company's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1996, no losses are anticipated as a result of these commitments.

  Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $60.0 million of these commitments relate to real estate construction and land loans and are expected to fund within the next 12 months. However, the remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. Cupertino National Bank and Mid-Peninsula Bank evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

  Stand-by letters of credit are conditional commitments written by the Banks to guarantee the performance of a client to a third party. These guarantees are issued primarily relating to purchases of inventory by the Banks' commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients, and the Banks accordingly use evaluation and collateral requirements similar to those for loan commitments.

  In the ordinary course of business there are various assertions, claims and legal proceedings pending against the Company. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

  In July 1995, the Company settled a lawsuit for $1.1 million (net of tax) which alleged that the Company did not perform its fiduciary duties and, as a result, the plaintiff incurred losses on real estate investments that were purchased. The Company believes that insurance coverage for this settlement is available to the Company under various insurance policies and the Company is currently in the process of pursuing recovery under these policies. However, due to the uncertainty associated with the recovery, the Company reflected the settlement expense in 1995 earnings.

NOTE 14--REGULATORY MATTERS

  The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (as defined in the regulations) and are set forth in the table below. At December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1996, the most recent notification from all of the Company's and the Banks' regulators categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that determination that management believes have changed the institution's category. The Company and the Banks' actual 1996 and 1995 capital amounts and ratios are as follows:

                                         AS OF DECEMBER 31, 1996
                               ----------------------------------------------
                                                                TO BE WELL
                                                                CAPITALIZED
                                                               UNDER PROMPT
                                               FOR CAPITAL      CORRECTIVE
                                                 ADEQUACY         ACTION
                                  ACTUAL         PURPOSES       PROVISIONS
                               -------------  --------------  ---------------
                               AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT  RATIO
                               ------- -----  -------- -----  -------- ------
                                          (DOLLARS IN THOUSANDS)
Total Capital (To Risk
 Weighted Assets):
 GREATER BAY BANCORP.......... $53,638 10.54% 1$40,720 18.00%       N/A
 Mid-Peninsula Bank...........  25,415 11.07  1 18,359 18.00  1$22,949 110.00%
 Cupertino National Bank and
  Trust.......................  28,022 10.03  1 22,346 18.00  1 27,932 110.00
Tier 1 Capital (To Risk
 Weighted Assets):
 GREATER BAY BANCORP.......... $44,530  8.75% 1$20,360 14.00%       N/A
 Mid-Peninsula Bank...........  22,810  9.94  1  9,179 14.00  1$13,769 1 6.00%
 Cupertino National Bank and
  Trust.......................  21,515  7.70  1 11,173 14.00  1 16,759 1 6.00
Tier 1 Capital (To Average
 Assets):
 GREATER BAY BANCORP.......... $44,530  7.27% 1$24,496 14.00%       N/A
 Mid-Peninsula Bank...........  22,810  8.23  1  8,312 13.00  1$13,853 1 5.00%
 Cupertino National Bank and
  Trust.......................  21,515  6.42  1 13,412 14.00  1 16,765 1 5.00

                                         AS OF DECEMBER 31, 1995
                               ----------------------------------------------
                                                                TO BE WELL
                                                                CAPITALIZED
                                                               UNDER PROMPT
                                               FOR CAPITAL      CORRECTIVE
                                                 ADEQUACY         ACTION
                                  ACTUAL         PURPOSES       PROVISIONS
                               -------------  --------------  ---------------
                               AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT  RATIO
                               ------- -----  -------- -----  -------- ------
                                          (DOLLARS IN THOUSANDS)
Total Capital (To Risk
 Weighted Assets):
 GREATER BAY BANCORP.......... $47,369 13.43% 1$28,208 18.00%       N/A
 Mid-Peninsula Bank...........  22,280 14.90  1 11,959 18.00  1$14,949 110.00%
 Cupertino National Bank and
  Trust.......................  23,088 11.35  1 16,267 18.00  1 20,334 110.00
Tier 1 Capital (To Risk
 Weighted Assets):
 GREATER BAY BANCORP.......... $40,112 11.38% 1$14,104 14.00%       N/A
 Mid-Peninsula Bank...........  20,564 13.76  1  5,979 14.00  1$ 8,969 1 6.00%
 Cupertino National Bank and
  Trust.......................  17,546  8.62  1  8,134 14.00  1 12,201 1 6.00
Tier 1 Capital (To Average
 Assets):
 GREATER BAY BANCORP.......... $40,112  8.69% 1$18,464 14.00%       N/A
 Mid-Peninsula Bank...........  20,564  9.31  1  6,628 13.00  1$11,046 1 5.00%
 Cupertino National Bank and
  Trust.......................  17,546  7.32  1  9,591 14.00  1 11,989 1 5.00

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 15--RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

  One of the principal sources of cash for the Company is dividends from its subsidiary Banks. Total dividends which may be declared by the Banks without receiving prior approval from regulatory authorities are limited to the lesser of the Banks' retained earnings or the net income of the Banks for the latest three fiscal years, less dividends previously declared during that period. Under these restrictions and considering minimum regulatory capital requirements, the Banks are able to declare combined dividends of up to approximately $6.3 million as of December 31, 1996.

  The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to the Company unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of the Banks' shareholders' equity, or a maximum of $4.4 million at December 31, 1996. No such advances were made during 1996 or exist as of December 31, 1996.

NOTE 16--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

  The financial statements of Greater Bay Bancorp (parent company only) follow:

                      PARENT COMPANY ONLY--BALANCE SHEETS

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
   Assets:
    Cash and cash equivalents.................................. $   567 $ 1,848
    Investment in subsidiaries.................................  44,475  38,214
    Subordinated debentures purchased by subsidiary............   3,000   3,000
    Other assets...............................................      69     209
                                                                ------- -------
   Total assets................................................ $48,111 $43,271
                                                                ======= =======
   Liabilities and shareholders' equity:
    Subordinated debt..........................................   3,000   3,000
    Other liabilities..........................................     429     159
                                                                ------- -------
   Total liabilities...........................................   3,429   3,159
   Shareholders' equity
    Common stock...............................................  34,884  33,105
    Unrealized gain (loss).....................................      71    (621)
    Retained earnings..........................................   9,727   7,628
                                                                ------- -------
   Total shareholders' equity..................................  44,682  40,112
                                                                ------- -------
   Total liabilities and shareholders' equity.................. $48,111 $43,271
                                                                ======= =======

                      GREATER BAY BANCORP AND SUBSIDIARIES

                 PARENT COMPANY ONLY--STATEMENTS OF OPERATIONS

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                            (DOLLARS IN
                                                             THOUSANDS)
   Income:
    Interest income.................................... $  531  $   61  $   24
    Other income.......................................    142     631     949
                                                        ------  ------  ------
   Total...............................................    673     692     973
                                                        ------  ------  ------
   Expenses:
    Occupancy and equipment............................    460     441     410
    Less rentals received from the Banks...............   (460)   (441)   (409)
   Other expenses......................................  1,436      75     689
                                                        ------  ------  ------
   Total...............................................  1,436      75     690
                                                        ------  ------  ------
   Income before taxes and equity in undistributed net
    income of subsidiaries.............................   (763)    617     283
   Income tax expense..................................     20     --      --
                                                        ------  ------  ------
   Income (loss) before equity in undistributed net
    income of subsidiaries.............................   (783)    617     283
   Equity in undistributed net income of subsidiaries..  4,286   2,417   2,281
                                                        ------  ------  ------
   Net income.......................................... $3,503  $3,034  $2,564
                                                        ======  ======  ======

                      GREATER BAY BANCORP AND SUBSIDIARIES

                 PARENT COMPANY ONLY--STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Cash flows--operating activities:
  Net income........................................ $ 3,503  $ 3,034  $ 2,564
  Reconciliation of net income to net cash from
   operations:
    Equity in undistributed net income of
     subsidiaries...................................  (4,286)  (2,417)  (2,281)
    Net change in other assets......................    (140)      28     (205)
    Net change in other liabilities.................     270       25       91
                                                     -------  -------  -------
Operating cash flows, net...........................    (653)     670      169
                                                     -------  -------  -------
Cash flows--investing activities:
  Principal repayment of loans receivable...........     --       150      --
  Purchase of subordinated debentures from CNB......     --    (3,000)     --
  Capital contribution to the subsidiaries..........  (1,003)    (402)    (415)
                                                     -------  -------  -------
Investing cash flows, net...........................  (1,003)  (3,252)    (415)
                                                     -------  -------  -------
Cash flows--financing activities:
  Proceeds from issuance of subordinated debt.......     --     3,000      --
  Proceeds from exercise of stock options and
   employee stock purchases.........................   1,779    1,127    1,028
  Cash paid in lieu of fractional shares on stock
   dividends........................................     --        (3)      (4)
Payment of cash dividends...........................  (1,404)    (942)    (491)
                                                     -------  -------  -------
Financing cash flows, net...........................     375    3,182      533
                                                     -------  -------  -------
Net increase in cash and cash equivalents...........  (1,281)     600      287
Cash and cash equivalents at the beginning of the
 year...............................................   1,848    1,248      961
                                                     -------  -------  -------
Cash and cash equivalents at the end of the year.... $   567  $ 1,848  $ 1,248
                                                     =======  =======  =======

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments. The estimated fair value of financial instruments of the Company as of December 31, 1996 and 1995 are as follows:

                                                   1996              1995
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                                   (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents................. $ 53,896 $ 53,896 $ 58,111 $ 58,111
  Investment securities.....................  105,520  105,849  116,869  117,280
  Loans, net................................  441,560  445,718  284,579  286,090
Financial liabilities:
  Deposits:
    Demand, noninterest-bearing............. $139,940 $139,940 $ 96,063 $ 96,063
    NOW.....................................   26,936   26,936   22,084   22,084
    Money market demand accounts............  271,749  271,749  211,654  211,654
    Savings.................................   13,599   13,599   12,486   12,486
    Other time certificates.................   38,889   39,104   25,716   25,789
    Time certificates, $100 and over........   68,170   68,227   63,786   64,032
                                             -------- -------- -------- --------
    Total deposits.......................... $559,283 $559,555 $431,789 $432,108
                                             -------- -------- -------- --------
  Subordinated debt......................... $  3,000 $  3,000 $  3,000 $  3,000
  Short term borrowings..................... $ 12,000 $ 12,000      --       --

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS

  The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

INVESTMENT SECURITIES

  The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer term investments, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, as such fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

LOANS

  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

  The fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each

                     GREATER BAY BANCORP AND SUBSIDIARIES
loan classifications, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value of performing variable rate loans is judged to approximate book value for those loans whose rates reprice in less than 90 days. Rate floors and rate ceilings are not considered for fair value purposes as the number of loans with such limitations is not significant.

  Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

DEPOSIT LIABILITIES AND BORROWINGS

  The fair value for all deposits without fixed maturities and short term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits and subordinated debt are estimated by discounting future cash flows using interest rates currently offered on time deposits or subordinated debt with similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTER OF CREDIT

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

NOTE 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                           MARCH 31,      JUNE 30,      SEPT. 30,       DEC. 31,
                         ------------- -------------- -------------- ---------------
                          1996   1995   1996    1995   1996    1995   1996     1995
                         ------ ------ ------- ------ ------- ------ -------  ------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income......... $9,964 $8,657 $10,367 $9,312 $11,577 $9,448 $13,129  $9,816
Net interest income.....  6,292  5,452   6,680  5,768   7,393  5,926   8,459   6,195
Provision for loan
 losses.................    320    506     365    165     606    145     745     140
Non-interest income.....    811    587     904    554     872    602     943     563
Non-interest expense....  4,691  4,349   5,072  6,151   5,328  4,544   8,797   4,642
Income before taxes.....  2,092  1,184   2,147      6   2,331  1,839    (140)  1,976
Net income..............  1,250    730   1,308     23   1,363  1,098    (418)  1,183
Net income per share.... $ 0.35 $ 0.22 $  0.36 $ 0.01 $  0.37 $ 0.32 $ (0.13) $ 0.37

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 19TH DAY OF MARCH, 1997.

                                          Greater Bay Bancorp


                                          By /s/  DAVID L. KALKBRENNER
                                          _____________________________________
                                                  David L. Kalkbrenner
                                                 Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----



     /s/ DAVID L. KALKBRENNER        President, Chief Executive      March 19, 1997
____________________________________  Officer and Director
        David L. Kalkbrenner          (Principal Executive
                                      Officer)



       /s/ STEVEN C. SMITH           Executive Vice President,       March 19, 1997
____________________________________  Chief Operating Officer and
          Steven C. Smith             Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)
       /s/  JOHN M. GATTO            Director                        March 19, 1997
____________________________________
           John M. Gatto


      /s/  JAMES E. JACKSON          Director                        March 19, 1997
____________________________________
          James E. Jackson


       /s/  REX D. LINDSAY           Director                        March 19, 1997
____________________________________
           Rex D. Lindsay

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/  DUNCAN L. MATTESON         Director                        March 19, 1997
____________________________________
         Duncan L. Matteson



      /s/  GLEN McLAUGHLIN           Director                        March 19, 1997
____________________________________
          Glen McLaughlin


      /s/  DICK J. RANDALL           Director                        March 19, 1997
____________________________________
          Dick J. Randall


      /s/  DONALD H. SEILER          Director                        March 19, 1997
____________________________________
          Donald H. Seiler


      /s/  WARREN R. THOITS          Director                        March 19, 1997
____________________________________
          Warren R. Thoits


   /s/  EDWIN E. VAN BRONKHORST      Director                        March 19, 1997
____________________________________
      Edwin E. van Bronkhorst

                                 EXHIBIT INDEX

  EXHIBIT                                    DESCRIPTION                                    SEQUENTIALLY
    NO.                                      -----------                                   NUMBERED PAGE
  -------                                                                                  -------------
    3.1      Articles of Incorporation of Greater Bay Bancorp; incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-22783) filed with the Commission on March 5,
             1997.                                                                        N/A
    3.2      Bylaws of Greater Bay Bancorp, as amended; incorporated herein by reference from Exhibit 3.2 to the Company's Amendment No. 1 to
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 14, 1997.                                            N/A
    4.1      Form of Subordinated Indenture dated          , 1997 to be entered into
             between Greater Bay Bancorp and Wilmington Trust Company, as Indenture
             Trustee; incorporated herein by reference from Exhibit 4.1 to the
             Company's Registration Statement on Form S-1 (Registration No. 33-22783)
             filed with the Commission on March 5, 1997.                                  N/A
    4.2      Form of Officers' Certificate and Company Order, dated March   , 1997;
             incorporated herein by reference from Exhibit 4.2 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.                                             N/A
    4.3      (Reserved.)                                                                  N/A
    4.4      Certificate of Trust of GBB Capital I; incorporated herein by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-1
             (Registration No. 33-22783) filed with the Commission on March 5, 1997.      N/A
    4.5      Trust Agreement of GBB Capital I dated as of February 28, 1997;
             incorporated herein by reference from Exhibit 4.5 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.                                             N/A
    4.6      Form of Amended and Restated Trust Agreement of GBB Capital I, dated
                      , 1997; incorporated herein by reference from Exhibit 4.6 to the
             Company's Registration Statement on Form S-1 (Registration No. 33-22783)
             filed with the Commission on March 5, 1997.                                  N/A
    4.7      Form of Trust Preferred Certificate of GBB Capital I (included as an
             exhibit to Exhibit 4.6).                                                     N/A
    4.8      Form of Common Securities Certificate of GBB Capital I (included as an
             exhibit to Exhibit 4.6).                                                     N/A
    4.9      Form of Trust Preferred Securities Guarantee Agreement; Incorporated
             herein by reference from Exhibit 4.9 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-22783) filed with the
             Commission on March 5, 1997.                                                 N/A
    4.10     Form of Agreement as to Expenses and Liabilities (included as an exhibit
             to Exhibit 4.6).                                                             N/A
    4.11     Form of Subordinated Debentures; incorporated herein by reference from
             Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015),
             filed with the Commission on October 25, 1995.                               N/A
    4.12     Supplemental Debenture Agreement of Cupertino National Bancorp dated as of
             November 22, 1996; incorporated herein by reference from Exhibit 4.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-
             22783) filed with the Commission on March 5, 1997.                           N/A
    4.13     Supplemental Debenture Agreement dated November 27, 1996 between Cupertino
             National Bancorp and Mid-Peninsula Bancorp; incorporated herein by reference from Exhibit 4.13 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-22783) filed with the Commission on March 5,
             1997.                                                                        N/A

  EXHIBIT                                    DESCRIPTION                                    SEQUENTIALLY
    NO.                                      -----------                                   NUMBERED PAGE
  -------                                                                                  -------------
    10.1     WestCal Agreement of Lease dated April 24, 1989 related to premises located at 100 South Ellsworth Avenue, San Mateo, California; incorporated herein by reference from Exhibit 10.6 to Registration Statement on Form S-
             4 (Registration
             No. 33-79798), filed with the Commission on July 15, 1994.                   N/A
    10.2     WestCal Commercial Lease and Deposit Receipt dated November 26, 1993 related to premises located at 1313 Laurel Street, San Carlos, California;
             incorporated herein by reference from Exhibit 10.7 to Registration
             Statement on Form S-4 (Registration No. 33-79798), filed with the
             Commission on July 15, 1994.                                                 N/A
    10.3     Mid-Peninsula Bank Lease Agreement dated March 11, 1987 and associated documents relating to premises located at 420 Cowper Street, Palo Alto,
             California; incorporated herein by reference from Exhibit 10.13 to Mid-
             Peninsula Bancorp's Annual Report on Form 10-K for the year ended December
             31, 1994 (File No. 0-25034), filed with the Commission on March 30, 1995.    N/A
    10.4     David L. Kalkbrenner Employment Agreement, dated March 3, 1992;
             incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula
             Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994
             (File No. 0-25034), filed with the Commission on March 30, 1995.**           N/A
    10.5     Form of Mid-Peninsula Bank Indemnification Agreement for directors and executive officers; incorporated herein by reference from Exhibit 10.16 to
             Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended
             December 31, 1994 (File No. 0-25034), filed with the Commission on March
             30, 1995.                                                                    N/A
    10.6     Addendum to Lease Agreement dated March 11, 1987 for premises located at
             420 Cowper Street, Palo Alto, California; incorporated herein by reference from Exhibit 10.18 to Mid-Peninsula Bancorp's Annual Report on Form 10-K
             for the year ended December 31, 1995, filed with the Commission on March
             29, 1996.                                                                    N/A
    10.7     Addendum to Lease Agreement dated November 26, 1993 for premises located at 1313 Laurel Street, San Carlos, California; incorporated herein by reference from Exhibit 10.19 to Mid-Peninsula Bancorp's Annual Report on
             Form 10-K for the year ended December 31, 1995, filed with the Commission
             on March 29, 1996.                                                           N/A
    10.8     Salary Continuation Agreement entered into with David L. Kalkbrenner dated
             April 26, 1995; incorporated herein by reference from Exhibit 10.20 to
             Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended
             December 31, 1995, filed with the Commission on March 29, 1996.**            N/A
    10.9     Salary Continuation Agreement entered into with Murray B. Dey dated April
             26, 1995; incorporated herein by reference from Exhibit 10.21 to Mid-
             Peninsula Bancorp's Annual Report on Form 10-K for the year ended December
             31, 1995, filed with the Commission on March 29, 1996.**                     N/A
    10.10    Salary Continuation Agreement entered into with Carol H. Rowland dated
             April 26, 1995; incorporated herein by reference from Exhibit 10.22 of
             Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended
             December 31, 1995, filed with the Commission on March 29, 1996.**            N/A
    10.11    Non-management Officer Salary Continuation Agreement entered into with
             Susan K. Black dated April 26, 1995; incorporated herein by reference from
             Exhibit 10.23 to Mid-Peninsula Bancorp's Annual Report on Form 10-K for
             the year ended December 31, 1995, filed with the Commission on March 29,
             1996.**                                                                      N/A

  EXHIBIT                                    DESCRIPTION                                    SEQUENTIALLY
    NO.                                      -----------                                   NUMBERED PAGE
  -------                                                                                  -------------
    10.12    Non-management Officer Salary Continuation Agreement entered into with
             Kimberly S. Burgess dated April 26, 1995; incorporated herein by reference from Exhibit 10.24 to Mid-Peninsula Bancorp's Annual Report on Form 10-K
             for the year ended December 31, 1995, filed with the Commission on March
             29, 1996.**                                                                  N/A
    10.13    Non-management Officer Salary Continuation Agreement entered into with
             Jonas H. Stafford dated April 26, 1995; incorporated herein by reference from Exhibit 10.25 to Mid-Peninsula Bancorp's Annual Report on Form 10-K
             for the year ended December 31, 1995, filed with the Commission on March
             29, 1996.**                                                                  N/A
    10.14    Non-management Officer Salary Continuation Agreement entered into with
             Charles P. Banavac dated March 21, 1996; incorporated herein by reference from Exhibit 10.26 of Mid-Peninsula Bancorp's Annual Report on Form 10-K
             for the year ended December 31, 1995, filed with the Commission on March
             29, 1996.**                                                                  N/A
    10.15    Greater Bay Bancorp 1996 Stock Option Plan; incorporated herein by reference from Exhibit 10.24 to Registration Statement No. 333-10781 on
             Form S-4, filed with the Commission on August 23, 1996.**                    N/A
    10.16    Lease--Banking Facility; incorporated herein by reference from Exhibit
             10.1 to Cupertino National Bancorp's Amendment No. 1 to Form S-18
             Registration Statement (No. 2-94390), filed with the Commission on
             December 11, 1984.                                                           N/A
    10.17    Employment Agreement with C. Donald Allen dated July 1, 1990; incorporated herein by reference from Exhibit 10.9 to Cupertino National Bancorp's
             Annual Report on Form 10-K for the year ended December 31, 1990 (File No.
             0-18015), filed with the Commission on March 30, 1991.**                     N/A
    10.18    Salary Continuation Agreement with C. Donald Allen dated August 1, 1993;
             incorporated herein by reference from Exhibit 10.10 to Cupertino National
             Bancorp's Annual Report on Form 10-K for the year ended December 31, 1993
             (File No. 0-18015), filed with the Commission on March 25, 1994.**           N/A
    10.19    Litigation Settlement; incorporated herein by reference from Exhibit 10.12 to Cupertino National Bancorp's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995 (File No. 0-18015).                         N/A
    10.20    Emerson Lease; incorporated herein by reference from Exhibit 10.13 to
             Cupertino National Bancorp's Quarterly Report on Form 10-Q for the quarter
             ended September 30, 1995 (File No. 0-18015).                                 N/A
    10.21    Cupertino National Bancorp 401(k) Profit Sharing Plan; incorporated herein by reference from Exhibit 10.15 to Cupertino National Bancorp's
             Registration Statement on Form S-8 (Registration No. 33-62429), filed with
             the Commission on September 8, 1995.**                                       N/A
    10.22    Amendment to the Cupertino National Bancorp 401(k) Profit Sharing Plan;
             incorporated herein by reference from Exhibit 10.22 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.                                             N/A
    10.23    Amendment Number 2 to the Cupertino National Bancorp 401(k) Profit Sharing
             Plan; incorporated herein by reference from Exhibit 10.23 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.                                             N/A

  EXHIBIT                                    DESCRIPTION                                    SEQUENTIALLY
    NO.                                      -----------                                   NUMBERED PAGE
  -------                                                                                  -------------
    10.24    Cupertino National Bancorp Employee Stock Purchase Plan; incorporated herein by reference from Exhibit 10.16 to Cupertino National Bancorp's
             Registration Statement on Form S-8 (Registration No. 33-62429), filed with
             the Commission on September 8, 1995.**                                       N/A
    10.25    Salary Continuation Agreement with Ken Brenner dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.25 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.26    Salary Continuation Agreement with David Hood dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.26 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.27    Salary Continuation Agreement with Hall Palmer dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.27 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.28    Salary Continuation Agreement with Steven C. Smith dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.28 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.29    Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers; incorporated herein by reference from Exhibit 10.29 to the Company's Registration Statement on Form S-1
             (Registration No. 33-22783) filed with the Commission on March 5, 1997.**    N/A
    21.1     Subsidiaries of the registrants; incorporated herein by reference from
             Exhibit 21.1 to the Company's Registration Statement on Form S-1
             (Registration No. 33-22783) filed with the Commission on March 5, 1997.      N/A
    23.1     Consent of Coopers & Lybrand, LLP.
    27       Financial Data Schedule .

-------
** Represents executive compensation plans and arrangements of the Company.