Form 10-K405/A
period 1996-12-31
GREATER BAY BANCORP
filed 1997-04-04
CIK 775473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

                             AMENDMENT NO. 1

                                    TO

                                FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 1996

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from              to

  Commission File No. 0-25034

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

                          COMMON STOCK, NO PAR VALUE

       9.75% CUMULATIVE TRUST PREFERRED SECURITIES OF GBB CAPITAL I

           GUARANTEE OF GREATER BAY BANCORP WITH RESPECT TO THE

       9.75% CUMULATIVE TRUST PREFERRED SECURITIES OF GBB CAPITAL I
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on March 31, 1997, as reported on the Nasdaq National Market System, was approximately $78,435,337. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 31, 1997, 3,300,827 shares of the Registrant's Common Stock were outstanding.

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

  The Company estimates that the number of stockholders of record of the Company at March 31, 1997 was approximately 850.

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

  The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the years indicated.

                           AT AND FOR THE YEARS ENDED DECEMBER 31,
                         ----------------------------------------------------
                           1996       1995       1994       1993       1992
                         --------   --------   --------   --------   --------
                                    (DOLLARS IN THOUSANDS)
Average loans            $350,679   $260,635   $230,126   $226,384   $207,978
 outstanding:........... ========   ========   ========   ========   ========
Allowance for loan
losses:
Balance at beginning of
 period................. $  4,399   $  4,344   $  3,657   $  3,099   $  2,605
Charge-offs:
  Commercial............     (119)      (973)      (798)    (1,264)      (539)
  Real estate
   construction & land..      (60)        (7)      (308)         0        (62)
  Commercial real estate
   term.................        0          0          0        (50)         0
  Consumer & other......     (120)      (101)      (141)      (159)      (145)
                         --------   --------   --------   --------   --------
    Total charge-offs...     (299)    (1,081)    (1,247)    (1,473)      (746)
                         --------   --------   --------   --------   --------
Recoveries:
  Commercial............      343        178         57         28          9
  Real estate
   construction & land..       15          0          0          0         95
  Commercial real estate
   term.................        0          0         48         10          0
  Consumer & other......       18          2          6         48          4
                         --------   --------   --------   --------   --------
    Total recoveries....      376        180        111         86        108
                         --------   --------   --------   --------   --------
  Net (charge-offs)
   recoveries...........       77       (901)    (1,136)    (1,387)      (638)
Provision charged to
 income.................    2,836        956      1,823      1,945      1,132
                         --------   --------   --------   --------   --------
Balance at end of
 period................. $  7,312   $  4,399   $  4,344   $  3,657   $  3,099
                         ========   ========   ========   ========   ========
Net (charge-offs)
 recoveries to average
 loans outstanding
 during the period......     0.02 %    (0.35)%    (0.49)%    (0.61)%    (0.31)%
Allowance as a
 percentage of average
 loans outstanding......     2.08 %     1.69 %     1.89 %     1.62 %     1.49 %
Allowance as a
 percentage of non-
 performing loans.......   224.02 %   131.59 %    80.24 %    98.84 %    66.93 %

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

                          SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION        LONG TERM AWARDS
                         ----------------------- --------------------------
                                                                 SECURITIES
                                                      OTHER      UNDERLYING
                                                     ANNUAL       OPTIONS      ALL OTHER
NAME AND PRINCIPAL            SALARY(1) BONUS(2) COMPENSATION(3)  SARS(4)   COMPENSATION(5)
POSITION                 YEAR    ($)      ($)          ($)          (#)           ($)
------------------       ---- --------- -------- --------------- ---------- ---------------
David L. Kalkbrenner.... 1996  182,083  124,000       8,400        20,000       71,054
 President and CEO of    1995  150,000   97,000       8,400        15,000       45,033
 Greater Bay and MPB     1994  142,110   74,000       8,400         1,062       13,142
C. Donald Allen......... 1996  185,858    7,500         --          3,816       69,123
 Chairman and CEO        1995  161,177    7,500         --            --        14,580
 of CNB                  1994  150,000      --          --            --        11,153
Steven C. Smith......... 1996  139,020   70,860       6,000         9,131       28,501
 Executive Vice
 President,              1995  127,250   48,000       6,000         8,968        7,033
 COO and CFO of Greater
 Bay;                    1994  103,416   30,000       6,000         8,968          830
 EVP and COO of CNB
David Hood.............. 1996  124,120   62,490       5,000         7,131       31,354
 Executive Vice
 President and           1995   85,462   48,000       4,250        13,453        2,153
 Chief Lending Officer
 of                      1994      --       --          --            --           --
 Greater Bay and CNB
Murray B. Dey........... 1996  124,425   80,000       6,000         6,000       37,054
 Executive Vice
 President and           1995  120,000   67,000       6,000           --        23,891
 Chief Credit Officer of
 MPB                     1994  115,870   42,000       6,000         1,062       10,089
Hall Palmer............. 1996  122,600   62,490       6,000         4,631       33,343
 Executive Vice
 President and           1995   80,000   48,000       4,000        13,453        2,580
 Senior Trust Officer of
 Greater                 1994      --       --          --            --           --
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

  Amounts shown for C. Donald Allen include $8,400 in directors' fees and $2,753 in 401(k) plan matching contributions in 1994; $8,150 in directors' fees, $4,500 in 401(k) plan matching contributions and $1,930 to fund retirement benefits in 1995; and $9,734 in directors' fees, $4,750 in 401(k) plan matching contributions and $54,639 to fund retirement benefits in 1996.

  Amounts shown for Steven C. Smith include $830 in 401(k) plan matching contributions in 1994; $4,500 in 401(k) plan matching contributions and $2,513 to fund retirement benefits in 1995; and $4,750 in 401(k) plan matching contributions and $23,751 to fund retirement benefits in 1996.

  Amounts shown for David R. Hood, who joined the Company in April 1995, include $2,153 in payments to fund his retirement benefits in 1995; $4,750 in 401(k) plan matching contributions and $26,604 to fund his retirement benefits in 1996.

  Amounts shown for Murray B. Dey include $3,159 in term life insurance premiums and $6,930 in 401(k) plan matching contributions in 1994; $2,060 in term life insurance premiums, $14,901 accrued under his Salary Continuation Agreement and $6,930 in 401(k) plan matching contributions in 1995; and $6,250 in term life insurance premiums, $23,679 accrued under his Salary Continuation Agreement and $7,125 in 401(k) plan matching contributions in 1996.

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




                  INDIVIDUAL GRANTS IN FISCAL 1996                   POTENTIAL REALIZABLE VALUE AT
--------------------------------------------------------------------    ASSUMED ANNUAL RATES OF
                         NUMBER OF   % OF TOTAL                        STOCK PRICE APPRECIATION
                         SECURITIES   OPTIONS    EXERCISE                 FOR OPTION TERM(1)
                         UNDERLYING  GRANTED TO  OR BASE             -----------------------------
                          OPTIONS   EMPLOYEES IN PRICE(3) EXPIRATION       5%            10%
NAME                     GRANTED(2) FISCAL YEAR   ($/SH)     DATE         ($)            ($)
----                     ---------- ------------ -------- ---------- -------------- --------------
David L. Kalkbrenner....   10,000                 16.75    01/11/06         105,340        266,952
                           10,000                 21.75    12/17/06         136,785        346,639
                           ------
                           20,000      16.12
C. Donald Allen.........      816                 15.94    05/16/02           4,424         10,036
                            3,000                 21.75    12/17/06          41,035        103,992
                           ------
                            3,816       3.08
Steven C. Smith.........    1,631                 15.94    05/16/02           8,842         20,059
                            7,500                 21.75    12/17/06         102,588        259,979
                           ------
                            9,131       7.36
David Hood..............    1,631                 15.94    05/16/02           8,842         20,059
                            5,500                 21.75    12/17/06          75,232        190,651
                           ------
                            7,131       5.75
Murray B. Dey...........    3,000                 16.75    01/17/06          31,602         80,086
                            3,000                 21.75    12/17/06          41,035        103,992
                           ------
                            6,000       4.84
Hall Palmer.............    1,631                 15.94    05/16/02           8,842         20,059
                            3,000                 21.75    12/17/06          41,036        103,992
                           ------
                            4,631       3.74

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

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUE

                                                   NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                           SHARES                 OPTIONS AT 12/31/96(#)        12/31/96($)(1)
                         ACQUIRED ON    VALUE    ------------------------- -------------------------
NAME                     EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- ----------- ----------- ------------- ----------- -------------
David L. Kalkbrenner....    4,917      27,068      12,307       32,894       161,550      255,302
C. Donald Allen.........      --          --       22,291        3,000       375,135        7,875
Steven C. Smith.........      --          --       20,022       10,489       274,109       61,728
David R. Hood...........      --          --       15,083        5,500       210,358       14,438
Murray B. Dey...........    1,203       6,623       6,550        7,366        89,916       47,554
Hall Palmer.............      --          --       15,083        3,000       210,358        7,875

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

(4) Includes 14,563 shares held jointly with Mr. Dey's spouse as trustees of the Murray B. Dey and Wendy H. Dey Trust dated April 23, 1982 and 8,401 shares subject to stock options exercisable within 60 days of December 31, 1996.
(5) Includes 12,662 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(6) Includes 5,526 shares held in Mr. Hood's IRA, 276 shares held jointly by Mr. Hood and his spouse, 387 shares in his 401(k) plan and 15,083 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(7) Includes 32,109 shares held jointly by James E. Jackson and his spouse, 1,466 shares held in an IRA for the benefit of Mr. Jackson's spouse, 7,013 shares held in an IRA for Mr. Jackson, 1,385 shares held in a 401(k) plan for Mr. Jackson, and 7,131 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.

 (8) Includes 9,047 shares held in Mr. Kalkbrenner's IRA account and 19,936 shares subject to stock options exercisable within 60 days of December 31, 1996.
 (9) Includes 36,927 shares held by the Rex D. and Leanor L. Lindsay Family Trust, 1,906 shares held by Mr. Lindsay as custodian for his minor grandchildren and 12,123 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(10) Includes 30,000 shares jointly with Mr. Matteson's spouse as trustees of the Matteson Family Trust, 9,000 shares held by the Matteson Realty Services, Inc. Defined Benefit Employees' Retirement Trust and 2,750 shares subject to stock options exercisable within 60 days of December 31, 1996.
(11) Includes 4,861 shares in Mr. McLaughlin's Keogh account, and 16,418 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(12) Includes 1,548 shares held in Mr. Palmer's IRA and 15,083 shares subject to stock options exercisable within 60 days of December 31, 1996.
(13) Includes 98,334 shares held by the Dick J. and Carolyn L. Randall Trust and 8,675 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(14) Includes 24,580 shares held jointly with Mr. Seiler's spouse as trustees of the Seiler Family Trust and 2,000 shares subject to stock options exercisable within 60 days of December 31, 1996.
(15) Includes 2,121 shares held in Mr. Smith's 401(k) plan, 8,743 shares held jointly by Mr. Smith and his spouse and 20,022 shares issuable upon the exercise of options which are exercisable within 60 days of December 31, 1996.
(16) Includes 9,832 shares held by Mr. Thoits as Trustee of the Warren R. Thoits Trust dated December 30, 1983, 5,836 shares held by Thoits Brothers, Inc., 10,647 shares for which Mr. Thoits is the record holding trustee and 2,750 shares subject to stock options exercisable within 60 days of December 31, 1996.
(17) Includes 22,580 shares held jointly with Mr. van Bronkhorst's spouse as Trustees of the E. E. van Bronkhorst Trust dated July 12, 1977 and 2,750 shares subject to stock options exercisable within 60 days of December 31, 1996.

(18) Includes 168,075 options exercisable within 60 days of December 31, 1996.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 4TH DAY OF APRIL, 1997.

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----



     /s/ DAVID L. KALKBRENNER        President, Chief Executive      April 4, 1997
____________________________________  Officer and Director
        David L. Kalkbrenner          (Principal Executive
                                      Officer)



       /s/ STEVEN C. SMITH           Executive Vice President,       April 4, 1997
____________________________________  Chief Operating Officer and
          Steven C. Smith             Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

       /s/  JOHN M. GATTO            Director                        April 4, 1997
____________________________________
           John M. Gatto


      /s/  JAMES E. JACKSON          Director                        April 4, 1997
____________________________________
          James E. Jackson


       /s/  REX D. LINDSAY           Director                        April 4, 1997
____________________________________
           Rex D. Lindsay

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/  DUNCAN L. MATTESON         Director                        April 4, 1997
____________________________________
         Duncan L. Matteson



      /s/  GLEN McLAUGHLIN           Director                        April 4, 1997
____________________________________
          Glen McLaughlin


      /s/  DICK J. RANDALL           Director                        April 4, 1997
____________________________________
          Dick J. Randall


      /s/  DONALD H. SEILER          Director                        April 4, 1997
____________________________________
          Donald H. Seiler


      /s/  WARREN R. THOITS          Director                        April 4, 1997
____________________________________
          Warren R. Thoits


   /s/  EDWIN E. VAN BRONKHORST      Director                        April 4, 1997
____________________________________
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
    10.24    Cupertino National Bancorp Employee Stock Purchase Plan; incorporated herein by reference from Exhibit 10.16 to Cupertino National Bancorp's
             Registration Statement on Form S-8 (Registration No. 33-62429), filed with
             the Commission on September 8, 1995.**                                       N/A
    10.25    Salary Continuation Agreement with Ken Brenner dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.25 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.26    Salary Continuation Agreement with David Hood dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.26 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.27    Salary Continuation Agreement with Hall Palmer dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.27 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.28    Salary Continuation Agreement with Steven C. Smith dated July 31, 1995;
             incorporated herein by reference from Exhibit 10.28 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-22783) filed with
             the Commission on March 5, 1997.**                                           N/A
    10.29    Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers; incorporated herein by reference from Exhibit 10.29 to the Company's Registration Statement on Form S-1
             (Registration No. 33-22783) filed with the Commission on March 5, 1997.**    N/A
    21.1     Subsidiaries of the registrants; incorporated herein by reference from
             Exhibit 21.1 to the Company's Registration Statement on Form S-1
             (Registration No. 33-22783) filed with the Commission on March 5, 1997.      N/A
    23.1     Consent of Coopers & Lybrand, LLP.
    27       Financial Data Schedule.*

-------

 * Previously filed.

** Represents executive compensation plans and arrangements of the Company.