Form 10-Q
period 1997-03-31
GREATER BAY BANCORP
filed 1997-05-15
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________ .

Commission file number 0-25034

                              GREATER BAY BANCORP
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                           77-0387041
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)


              2860 WEST BAYSHORE ROAD, PALO ALTO, CALIFORNIA      94303
                 (Address of principal executive offices)       (Zip Code)

                                (415) 813-8200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]   No
                                     ---      ---

Outstanding shares of Common Stock, no par value, as of May 9, 1997:  3,327,144

This report contains a total of 16 pages.

                                    1 of 16

                              GREATER BAY BANCORP


                                     INDEX




                         PART I. FINANCIAL INFORMATION

  Item 1.   Interim Consolidated Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996..................  3

            Consolidated Statements of Income
            for the Three Months Ended
            March 31, 1997 and 1996...............................  4

            Consolidated Statements of Cash Flows
            for the Three Months Ended
            March 31, 1997 and 1996...............................  5

            Notes to Interim Consolidated Financial Statements....  6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................  8



                           PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K...................... 16

            Signatures............................................ 16

                                    2 of 16


PART I.   FINANCIAL INFORMATION
   GREATER BAY BANCORP AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS                                                 March 31,               December 31,
   (dollars in thousands)                                                        1997                       1996
                                                                              (unaudited)
-----------------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash and due from banks                                                      $ 27,700                   $ 39,896
   Federal funds sold                                                             41,300                     14,000
-----------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents                                                 69,000                     53,896

   Investment securities
       Held to maturity (Market value $51,342 at March 31, 1997;                  51,409                     56,964
           $58,745 at December 31, 1996)
       Available for sale   (Cost  $37,562 at March 31, 1997;
          $46,987 at December 31, 1996)                                           37,704                     47,105
       Other securities                                                            1,545                      1,451
-----------------------------------------------------------------------------------------------------------------------
       Total investment securities                                                90,658                    105,520
   Loans:
       Commercial                                                                266,036                    257,042
       Real estate-construction and land                                          93,677                     78,278
       Real estate-term                                                           92,955                     72,802
       Consumer and other                                                         38,662                     42,702
       Deferred loan fees and discounts                                           (2,126)                    (1,952)
-----------------------------------------------------------------------------------------------------------------------
       Total Loans                                                               489,204                    448,872
       Allowance for loan losses                                                  (9,066)                    (7,312)
-----------------------------------------------------------------------------------------------------------------------
       Net loans                                                                 480,138                    441,560
   Premises and equipment, net                                                     3,754                      3,831
   Accrued interest receivable and other assets                                   21,526                     17,237
-----------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                 $665,076                   $622,044
=======================================================================================================================
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
       Demand, noninterest-bearing                                              $114,587                   $139,941
       NOW                                                                        14,142                     26,936
       Money Market Demand Accounts                                              259,421                    271,748
       Savings                                                                    59,754                     13,599
       Other time certificates                                                    45,327                     38,889
       Time certificates, $100 and over                                           85,823                     68,170
-----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                            579,054                    559,283
   Accrued interest payable and other liabilities                                 15,738                     15,079
   Subordinated debentures                                                         3,000                      3,000
   Company obligated mandatorily redeemable preferred securities
    of subsidiary trust holding solely junior subordinated debentures             20,000                          -
-----------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                             617,792                    577,362
   Shareholders' equity:
       Preferred stock, no par value:  4,000,000 shares authorized;  none issued       -                          -
   Common stock, no par value:  6,000,000 shares
          authorized; shares outstanding: 3,301,209 at March 31, 1997
          and 3,238,887 at December 31, 1996                                      35,679                     34,884
    Unrealized gain (loss) on available-for-sale securities, net of taxes            138                         71
    Retained earnings                                                             11,467                      9,727
-----------------------------------------------------------------------------------------------------------------------
   Total shareholder's equity                                                     47,284                     44,682
-----------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $665,076                   $622,044
=======================================================================================================================

   See notes to consolidated financial statements
-----------------------------------------------------------------------------------------------------------------------

                                    3 of 16


   GREATER BAY BANCORP AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS
   (dollars in thousands, except per share data)
                                                                                       Three Months Ended
                                                                                             March 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                    1997                   1996
                                                                                 (unaudited)
-----------------------------------------------------------------------------------------------------------------------
   INTEREST INCOME:
     Interest on loans                                                           $11,253                  $7,936
     Interest on investment securities:
       Taxable                                                                     1,284                   1,499
       Non-taxable                                                                   188                     156
-----------------------------------------------------------------------------------------------------------------------
         Total Investment securities                                               1,472                   1,655
     Other interest income                                                           356                     373
-----------------------------------------------------------------------------------------------------------------------
           Total interest income                                                  13,081                   9,964
   INTEREST EXPENSE:
     Interest on deposits                                                          4,523                   3,569
     Other interest expense                                                          292                     103
-----------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                      4,815                   3,672
-----------------------------------------------------------------------------------------------------------------------
         Net interest income                                                       8,266                   6,292
   PROVISION FOR LOAN LOSSES                                                       1,948                     320
-----------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                           6,318                   5,972

   OTHER INCOME:
     Other loan fees                                                                   6                      15
     Trust Fees                                                                      454                     309
     Gain on sale of SBA loans                                                       158                     130
     Depositor service fees                                                          263                     208
     Investment gains (losses)                                                       (51)                     13
     Other                                                                           131                     136
-----------------------------------------------------------------------------------------------------------------------
   Total other income                                                                961                     811
   OPERATING EXPENSES:
     Compensation and benefits                                                     3,697                   2,794
     Occupancy and equipment                                                       1,062                     757
     Professional services                                                           350                     272
     FDIC insurance and regulatory assessments                                        41                      27
     Data Processing                                                                  65                      81
     Marketing                                                                       232                     164
     Client services                                                                  82                     120
     Other real estate, net                                                            2                      24
     Other                                                                           607                     452
-----------------------------------------------------------------------------------------------------------------------
                                                                                   6,138                   4,691
     Legal settlement recovery                                                    (1,700)                      -
-----------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                                   4,438                   4,691
-----------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE                                                2,841                   2,092
     Income tax expense                                                            1,102                     842
-----------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                    $ 1,739                  $1,250
   Net income per common and
        common equivalent share                                                  $  0.50                  $ 0.39
-----------------------------------------------------------------------------------------------------------------------

   See notes to consolidated financial statements
-----------------------------------------------------------------------------------------------------------------------

                                    4 of 16


   GREATER BAY BANCORP AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (dollars in thousands)
                                                                                   Three Months Ended
                                                                                         March 31,
                                                                          ---------------------------------------
                                                                                    1997                     1996
                                                                             (unaudited)
                                                                          --------------           --------------
   CASH FLOWS--OPERATING ACTIVITIES:
       Net income                                                            $    1,739                $   1,250
       Reconciliation of net income to net cash from operations:
             Provision for loan losses                                            1,948                      320
             Depreciation and amortization                                          341                      246
             Accrued interest receivable and other assets                        (4,289)                      75
             Accrued interest payable and other liabilities                         659                     (370)
             Net change in deferred loan fees and discounts                         174                       14
             Proceeds from sales of loans held for sale                               -                    2,515
             Origination of loans held for sale                                       -                   (2,515)
             Loss(gain) on sale of securities                                        51                      (13)
             Net unrealized (gain) loss on securities                               (67)                       -
                                                                         --------------           --------------
                 Operating cash flows, net                                          556                    1,522

   CASH FLOWS--INVESTING ACTIVITIES:
       Maturities of investment securities:
             Held-to-maturity                                                     6,268                    2,330
             Available-for-sale                                                  12,043                    3,741
       Purchase of investment securities:
             Held-to-maturity                                                      (745)                  (2,019)
             Available-for-sale                                                  (4,530)                    (322)
       Net change in loans                                                      (40,500)                 (22,014)
        Sale of AFS Securities                                                    1,950                    9,000
        Principal payments on AFS Securities                                          7                       16
        Purchase of life insurance policies                                           -                     (235)
        Purchase of premises and equipment, net                                    (315)                    (429)
        Other, net                                                                    -                      (48)
                                                                         --------------           --------------
             Investing cash flows, net                                          (25,822)                  (9,980)

   CASH FLOWS--FINANCING ACTIVITIES:
       Net change in deposits                                                    19,771                    9,251
       Net change in short-term borrowings                                         (197)                       -
       Proceeds from issuance of Trust Preferred Securities                      20,000                        -
       Stock purchased by employees and stock options exercised                     796                      435
       Cash dividends                                                                 -                     (157)
                                                                         --------------           --------------
            Financing cash flows, net                                            40,370                    9,529
                                                                         --------------           --------------
   Net increase in cash and cash equivalents                                     15,104                    1,071
   Cash and cash equivalents at beginning of period                              53,896                   58,111
                                                                         --------------           --------------
   Cash and cash equivalents at end of period                                 $  69,000                 $ 59,182
                                                                         ==============           ==============

   CASH FLOWS--SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for:
           Interest on deposits and other borrowings                         $    4,844                $   3,687
           Income taxes                                                               -                      597
       Non-cash transactions:
           Additions to other real estate owned                                     137                      217

   See notes to consolidated financial statements.
-----------------------------------------------------------------------------------------------------------------

                                    5 of 16

                     GREATER BAY BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

1.  BASIS OF  PRESENTATION
Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, or "Greater Bay" when referring only to the parent company) is a California corporation and bank holding company that was incorporated on November 14, 1984 as San Mateo County Bancorp. The name was changed to Mid-Peninsula Bancorp on October 7, 1994 as a result of the merger between Mid-Peninsula Bancorp and Cupertino National Bancorp. Upon consummation of the merger with Cupertino National Bancorp, the Company became a multi-bank holding company with wholly owned bank subsidiaries, Mid-Peninsula Bank ("MPB") and Cupertino National Bank & Trust ("CNB"), collectively the "Banks". MPB commenced operations in October 1987 and is a state chartered bank regulated by the Federal Reserve Bank (FRB) and the California State Banking Department. CNB commenced operations in May 1985 and is a national banking association regulated by the Office of the Comptroller of Currency (OCC). The merger was accounted for as a pooling of interests. Accordingly, all of the financial information for the Company for the periods prior to the merger have been restated to reflect the pooling of interests as if it occurred at the beginning of the earliest reporting period presented. The accompanying unaudited consolidated financial statements include the accounts of the Company. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results for the three months ended March 31, 1997 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report to Shareholders.

2. COMPANY OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF GBB CAPITAL I On March 30, 1997, GBB Capital I (the "Trust"), a Delaware business trust wholly-owned by Greater Bay completed a public offering of 800,000 shares of 9.75% cumulative trust preferred securities ("TPS"). The Trust used the proceeds from the offering to purchase a like amount of 9.75% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Greater Bay. The Debentures are the sole assets of the Trust and are eliminated along with the related income statement effects, in the consolidated financial statements. Greater Bay invested approximately 58.5% of the proceeds in CNB and MPB to increase their capital levels to support future growth. The remaining proceeds will be used for general corporate purposes.

The TPS accrue and pay distributions quarterly at an annual rate of 9.75% of the liquidation amount of $25 per TPS. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trust.

The TPS are mandatory redeemable, in whole or in part, upon repayment of the Debentures at the stated maturity or their earlier redemption. The Debentures are redeemable prior to maturity (April 1, 2027) at the option of Greater Bay, on or after April, 2002, in whole at any time or in part from time to time.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Ratios" for discussion of Tier I Capital.

                                6 of 16

3.    SHARE AND PER SHARE AMOUNTS
Earnings per common and common equivalent shares are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 3,525,609 and 3,215,616 for the three months ended March 31, 1997 and 1996, respectively.

4.    EARNINGS PER SHARE
Earnings per share are based on the weighted average shares of common stock outstanding plus common equivalent shares using the treasury stock method. The treasury stock method calculation assumes all dilutive common stock equivalent are exercised and the funds generated by the exercise are used to buy back outstanding common stock at the average market price during the reporting period, for primary earnings per share, or at the end of period market price if higher, for fully diluted earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128"). SFAS 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending December 31, 1997, including interim periods. The Company will implement SFAS 128 in its December 31, 1997 financial statements. The Company believes the impact of SFAS will not have a material effect on its earnings per share calculation.

5.    CASH DIVIDEND
The company paid a quarterly cash dividend of $.15 per share on April 21, 1997 to shareholders of record on April 7, 1997.

                                    7 of 16

                     GREATER BAY BANCORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company reported net income for the first quarter of 1997 of $1.7 million or $0.50 per common and common equivalent share, compared to net income of $1.3 million or $0.39 per common and common equivalent share, reported in the first quarter of last year. Return on average assets annualized for the first quarters of 1997 and 1996 were 1.10% and 1.03% respectively, while annualized return on average common equity was 15.34% for the first quarter of 1997, compared with 12.30% for the first quarter of 1996.

Included in the first quarter of 1997 is a $1.7 million ($1.0 million net of tax) recovery from the Company's insurance coverage related to the $1.7 million ($1.0 million net of tax) legal settlement charge that occurred in the second quarter of 1995. The first quarter of 1997 also includes a provision for loan losses of $1.95 million compared to $320,000 for the corresponding period in 1996. The higher provision in 1997 was due to the substantial increase in loans outstanding and the corresponding increase in non-seasoned loans. The first quarter of 1997 also includes $410,000 in nonrecurring charges. Excluding the insurance recovery, higher loan loss provision and nonrecurring charges, net core earnings for the first quarter of 1997 would have been $1.75 million.

Non performing assets (including nonaccrual loans, loans 90 days past due and still accruing and other real estate owned ("OREO")) totaled $4.4 million at March 31, 1997, an increase of $1.12 million from December 31, 1996, and an increase of $828,000 from March 31, 1996. The ratio of nonperforming assets to loans plus foreclosed properties was .90% at March 31, 1997, up from .73% at December 31, 1996 and down from 1.15% at March 31, 1996. Classified assets totaled $11.4 million, or 1.71% of total assets, at March 31, 1997, compared to $9.4 million or 1.51% of total assets at December 31, 1996 and $12 million or 2.46% of total assets at March 31, 1996.

The reserve for loan losses was $9.1 million at March 31, 1997, compared with $7.3 million at December 31, 1996 and $4.7 million at March 31, 1996. The provision for loan losses was $1.95 million for the first quarter of 1997, compared to $320,000 recorded in the first quarter of 1996 (see discussion below). Net charge-offs were $207,000 for the first quarter of 1997 and there were no charge-offs for the first quarter of 1996. The ratio of the reserve for loan losses to nonperforming assets was 207% at March 31, 1997, compared with 224% at December 31, 1996 and 133% at March 31, 1996.

The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provision for loan losses is based on historical data, delinquency trends, economic conditions in the Company's market area and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses.

Shareholders' equity increased $2.6 million to $47.3 million, or 7.11% of assets, at March 31, 1997, from $44.7 million or 7.18% of assets at December 31, 1996. The increase was primarily due to net earnings and stock purchased by directors and employees through stock option and stock purchase plans.

                                    8 of 16

The Company's Tier 1 and total risk-based capital ratios were 12.36% and 14.17% at March 31, 1997, respectively, compared with 8.75% and 10.54% at December 31, 1996, respectively. The leverage ratio increased to 10.45% at March 31, 1997, from 7.27% at December 31, 1996. At March 31, 1997, the Company's risk-based capital and leverage ratios, as well as those of the Banks, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

GBB's common stock closed at $27.25 per share on March 31, 1997, representing approximately 194% of the $14.02 book value per common share, compared with $24.38 per share and 177% of the $13.80 book value per common share at December 31, 1996.

RESULTS OF OPERATIONS
NET INTEREST INCOME
The following table presents the Company's average balance sheet, net interest income and the resultant yields for the quarterly periods presented:

                                             Three Months Ended              Three Months Ended           Three Months Ended
                                               March 31, 1997                December 31, 1996              March 31, 1996
                                        ----------------------------- ------------------------------ ------------------------------

                                                             Average                       Average                         Average
                                        Average               Yield/  Average              Yield/     Average              Yield/
(Dollars in thousands)                 Balance(1)  Interest   Rate   Balance(1) Interest    Rate     Balance(1) Interest    Rate
                                       --------------------------------------------------------------------------------------------
Interest-earning assets:
   Loans (2) (4)                        $469,038   $11,253    9.73%  $416,435    $10,807    10.32%   $301,636   $ 7,936     10.58%
  Taxable investments                     86,961     1,284    5.91%    94,825      1,556     6.56%     99,875     1,499      6.00%
  Non-taxable investments (5)             11,128       252    9.04%    13,714       243      7.09%     12,091       209      6.91%
  Federal funds sold                      27,650       356    5.22%    44,719       585      5.20%     26,236       373      5.72%
                                        --------  --------   -----   --------   -------  --------   ---------  --------  --------
     Total interest-earning assets       594,777    13,145    8.79%   569,693    13,191      9.21%    439,838    10,017      9.16%
Noninterest-earning assets                48,783                       42,714                          39,996
                                        --------                     --------                       ---------
   Total Assets                         $643,560                     $612,407                        $479,834
                                        ========                     ========                       =========
Interest-bearing liabilities:
 Deposits:
     NOW and MMDA                       $286,124      2,977  4.22%   $313,772     2,901      3.68%   $237,323     2,236      3.79%
     Savings deposits                     36,676        174  1.93%     13,840       146      4.19%     16,103       138      3.45%
     Time deposits                       119,105      1,372  4.67%    108,523      1,423     5.22%     91,850     1,207      5.29%
                                        --------  ---------  ----    --------   -------  --------   ---------  --------  --------
         Total Deposits                  441,905      4,523  4.15%    436,135     4,470      4.08%    345,276     3,581      4.17%
 Borrowings                               24,901        292  4.76%     10,817       198      7.27%      3,504       103     11.82%
                                        --------  ---------  ----    --------   -------  --------   ---------  --------  --------
         Total interest-bearing
           liabilities                   466,806      4,815  4.18%    446,952     4,668      4.15%    348,780     3,684      4.25%
                                        --------  ---------  ----    --------   -------  --------   ---------  --------  --------
Noninterest-bearing deposits             127,264                      115,802                          87,486
Other noninterest-bearing liabilities      3,507                        4,239                           2,655
                                        --------                                                    ---------
Total noninterest-bearing liabilities    130,771                      120,041                          90,141
                                        --------                     --------                       ---------
Shareholders' equity                      45,983                       45,414                          40,913
                                        --------                     --------                       ---------
         Total liabilities and
           shareholders' equity         $643,560                     $612,407                        $479,834
                                        ========                     ========                       =========
Net interest income; Interest rate
  spread                                            $ 8,330  4.61%              $ 8,523      5.06%              $ 6,333      4.91%
                                                   ========  ====               =======     =====               =======     =====
Net yield (3)                           $127,971             5.68%   $122,741                5.95%   $ 91,058                5.79%
                                        ========             ====    ========               =====   =========               =====

(1) Average balances are computed using an average of the daily balances during the period.

(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.

(3) The net yield on noninterest-earning assets during the period equals net interest income divided by average interest-earning assets for the period.

(4) Loan fees totaling $497,000, $616,000 and $510,000 are included in loan interest income for the periods ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

(5) Tax exempt interest income includes $64,000, $83,000 and $53,000 for the three month periods ending March 31, 1997, December 31, 1996, and March 31, 1996, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.

                                    9 of 16

The following table presents the dollar amount of certain changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the quarterly periods indicated:

                                               Three months ended March 31, 1997     Three months ended March 31, 1997
                                                compared with December 31, 1996        compared with March 31, 1996
                                                    favorable  (unfavorable)               favorable (unfavorable)
                                           -------------------------------------     ----------------------------------
 (Dollars in thousands)                      Volume        Rate        Total           Volume       Rate       Total
                                            --------     -------      --------        -------     -------     --------
Interest income on loans                    $  1,161    $   (715)     $    446        $ 4,025     $  (708)     $ 3,317
Taxable investments                             (123)       (149)         (272)          (192)        (23)        (215)
Non taxable investments                          (50)         59             9            (19)         60           43
Federal funds sold                              (231)          2          (229)            19         (36)         (17)
                                            --------     -------      --------        -------     -------      -------
  Change in total interest income                757        (803)          (46)         3,833        (707)       3,128
Interest expense on deposits
     NOW and MMDA                               (29)         368            76            478         263          741
     Savings deposits                            141        (113)           28            118         (82)          36
     Time deposits                               119        (170)          (51)           323        (158)         165
                                            --------     -------      --------        -------     -------      -------
                                                 (32)         85            53            919          23          942
Interest expense on borrowings                   182         (88)           94            252         (63)         189
                                            --------     -------      --------        -------     -------     --------
Change in total interest expense                 150          (3)          147          1,171         (40)       1,131
                                            --------     -------      --------        -------     -------     --------

Increase (decrease) in net interest income  $    607     $  (800)     $   (193)       $ 2,662     $  (667)    $  1,997
                                            ========     =======      ========        =======     =======     ========

(1) In the analysis, the change due to both the rate and volume have been allocated proportionately.

The Company's net interest income for the first quarter of 1997 was $8.3 million, a $193,000 decrease over the fourth quarter of 1996. When compared to the fourth quarter of 1996, average earning assets increased by $25.1 million, while the net yield on average earning assets decreased from 5.95% in the fourth quarter of 1996 to 5.68% in the first quarter of 1997. This was mainly due to an increase in the average rates paid on interest-bearing liabilities.

Compared to the first quarter of 1996, average earning assets during the first quarter of 1997 increased by $154.9 million. Average loans in the first quarter of 1997 increased by $167.4 million, 55.9% over the first quarter of 1996. This was due to increased loan demand compared to the previous year's first quarter. The Company's average interest-bearing deposits grew $96.6 million and non-interest bearing deposits grew by $39.7 million compared to the first quarter of 1996.

The Company provides client services to several of its noninterest-bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average noninterest-bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally the average of the month's 90 day T-Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the cost of the services provided exceeds the available credit, the customer is charged for the difference.

                                   10 of 16

The impact of this expense on the Company's net interest spread and net yield on interest-earning assets was as follows:

                                                                                       Three Months Ended
                                                          --------------------------------------------------------------------
                                                            March 31,            December 31,               March 31,
(Dollars in thousands)                                           1997                    1996                    1996
------------------------------------------------------------------------------------------------------------------------------
Average noninterest-bearing demand deposits                  $126,980                $115,802                 $87,486
Client Service expense                                             82                      90                     120
Client Service cost annualized                                   0.26%                   0.31%                   0.55%

Impact on Net Yield
-------------------
Yield on interest-earning assets                                 5.68%                   5.95%                   5.79%
Impact of client services                                       (0.10)                  (0.11)                  (0.15)
                                                              ------                    ------                  ------
Adjusted net yield (1)                                           5.58%                    5.84%                   5.64%
------------------------------------------------------------------------------------------------------------------------------

(1) Noninterest-bearing liabilities are included in cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expense has decreased in 1997 due to decreased volume of activity in services to noninterest-bearing demand deposit clients.

INTEREST RATE SENSITIVITY
Interest rate risk sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: one day or immediate, two days to six months, seven to twelve months, one to three years, three to five years, over five years and on a cumulative basis. The differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for different intervals as of March 31, 1997.


INTEREST SENSITIVITY
ANALYSIS
Repricing Periods
                                                                More than  More than    More                 Total
                             Immediate    2 Days To   Months    1 Year     3 Yrs        than     Total Rate  Non-rate
(Dollars in thousands)        One Day     6 Months     7-12     to 3 Yrs   to 5 Yrs     5 Yrs    Sensitive   Sensitive     Total
                             ----------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks       $      -   $      -   $       -   $     -    $     -    $      -    $      -   $  27,700   $ 27,700

Short term investments          41,300          -           -         -          -           -      41,300           -     41,300
Investment securities              195      5,504       5,986     8,556     30,016      38,856      89,113       1,545     90,658
Loans                          383,767      9,684      10,373    15,370      8,086      59,500     486,780       4,550    491,330
Loan loss/unearned fees              -          -           -         -          -           -           -     (11,192)   (11,192)
Other assets                         -          -           -         -          -           -           -      25,280     25,280
                              --------   --------   ---------   -------    -------    --------    --------   ---------   --------
Total assets                  $425,262   $ 15,188   $  16,359   $23,926    $38,102    $ 98,356    $617,193   $  47,883   $665,076
                              ========   ========   =========   =======    =======    ========    ========   =========   ========

Liabilities and Equity:
Deposits
   Demand                     $      -   $      -   $       -   $     -    $     -    $      -    $      -   $ 114,586   $114,586
   NOW, MMDA, and savings      333,317          -           -         -          -           -     333,317           -    333,317
   Time deposits                     -    116,229      13,793       788        281          60     131,151           -    131,151
Subordinated debt                3,000          -           -         -          -           -           -       3,000      3,000
Trust preferred securities           -          -           -         -          -           -           -      20,000     20,000
Other liabilities               11,803          -           -         -          -           -      11,803       3,935     15,738
Shareholders' equity                 -          -           -         -          -           -           -      47,284     47,284
                              --------  ---------   ---------    ------    -------    --------    --------   ---------   --------
Total liabilities and equity  $348,120  $ 116,229   $  13,793    $  788    $20,281    $     60    $499,271    $188,805   $665,076
                              ========  =========   =========    ======    =======    ========    ========   =========   ========

Gap                           $ 77,142  $(101,041)  $   2,566   $23,138    $37,821    $ 98,296    $140,922   $(140,922)  $     (0)
Cumulative Gap                $ 77,142  $ (23,899)  $ (18,333)  $ 4,805    $42,626    $140,922    $ 60,535   $ (80,387)  $(80,387)
Cumulative Gap/total assets      28.33%     (8.78)%     (6.73)%    1.76%     15.65%      51.75%      22.23%        (30)%       (0)
----------------------------------------------------------------------------------------------------------------------------------

                                   11 of 16

NON-INTEREST INCOME
The following table provides details of non-interest income for the previous five quarters:

                                                                                  Quarter Ended
                                         ------------------------------------------------------------------------------------------
                                                 March 31,      December 31,     September 30,          June 30,         March 31,
(Dollars in thousands)                                1997              1996              1996              1996              1996
                                         ------------------ ----------------- ----------------- ----------------- -----------------
Loan fees                                             $  6              $ 24             $  59             $  34              $ 15
Trust fees                                             454               397               375               344               309
Gain on sale of SBA loans                              158               144               122               123               130
Depositor service fees                                 263               265               275               277               208
Investment gains (losses)                              (51)              (44)             (122)             (110)               13
Other                                                  131               158               163               236               136
                                         ------------------ ----------------- ----------------- ----------------- -----------------
Total other income                                    $961              $944             $ 872             $ 904              $811
                                         ================== ================= ================= ================= =================

Non-interest income was $961,000 for the first quarter of 1997, an increase of $17,000 from the fourth quarter of 1996, and an increase of $150,000 from the first quarter of 1996. The increase in the 1997 quarter from the fourth quarter of 1996 and from the third quarter of 1996 was primarily due to an increase in trust fee income and SBA fees resulting from increased activity.


NON-INTEREST EXPENSE
The following table provides details of non-interest expense for the previous five quarters:

                                                                          Quarter Ended
                                       ---------------------------------------------------------------------------------
                                         March 31,       December 31,     September 30,        June 30,       March 31,
(Dollars in thousands)                        1997               1996              1996            1996            1996
                                       ------------  ----------------- -----------------  --------------  --------------
Compensation and benefits                   $3,697             $3,269            $2,982          $2,976          $2,794
Occupancy and equipment                      1,062              1,021               846             777             757
Professional services                          350                457               264             296             272
Marketing                                      232                252               184             153             164
Director fees                                   51                 59                57              62              45
FDIC insurance and assessments                  41                 26                22              27              27
Supplies, telephone and postage                240                187               209             208             183
Client services                                 82                 90               105              95             120
Other real estate, net                           2                  -                 5               6              24
Other                                          381                658               654             472             305
                                       ------------  ----------------- -----------------  --------------  --------------
                                             6,138              6,019             5,328           5,072           4,691
Legal settlement recovery                   (1,700)                 -                 -               -               -
                                       ------------  ----------------- -----------------  --------------  --------------
Total operating expenses                    $4,438             $6,019            $5,328          $5,072          $4,691
                                       ============  ================= =================  ==============  ==============

Non-interest expenses, excluding legal settlement recovery, were $6.1 million for the first quarter of 1997, an increase of $119,000 from the fourth quarter of 1996, and an increase of $1.45 million from the first quarter of 1996.

The increase in non-interest expenses are mainly attributable to the significant growth that has occurred from the first quarter of 1996 to the first quarter of 1997 and the corresponding increase in employees.

The legal settlement recovery is attributed to the $1.70 million ($1.0 million net of tax) recovery from the Company's insurance coverage related to the $1.70 million ($1.0 million net of tax) legal settlement charge that occurred in the second quarter of 1995.

                                   12 of 16

INCOME TAXES
The provision for income taxes for the first quarter of 1997 of $1.1 million reflects an effective tax rate for the quarter of approximately 39%, compared to a tax provision recorded for the first quarter of 1996 of $842,000 with an effective tax rate of 40%.

FINANCIAL CONDITION
CAPITAL RATIOS
The Company's and the Bank's total risk-based capital and leverage ratios were as follows:


                                                              March 31, 1997
                                     -----------------------------------------------------------------------
                                        Tier 1 Capital to      Tier 1 Capital to      Total 1 Capital to
                                             Average             Risk-weighted          Risk-weighted
                                         Quarterly Assets           Assets                 Assets
                                     ----------------------   --------------------   -----------------------
                                        Balance         %       Balance         %      Balance         %
(Dollar in thousands)
Greater Bay Bancorp                  $67,281        10.45%     $67,281       12.36%    $77,113       14.17%
Well capitalized requirement         $32,178         5.00%     $32,659        6.00%    $54,432       10.00%
                                     -------         -----     -------       ------    -------       ------
Excess capital                       $35,103         5.45%     $34,622        6.36%    $22,681        4.17%
                                     =======        ======     =======       ======    =======       ======
Mid-Peninsula Bank                   $28,544         9.64%     $28,544       11.61%    $31,344       12.75%
Well capitalized requirement         $14,810         5.00%     $14,754        6.00%    $24,590       10.00%
                                     -------         -----     -------       ------    -------       ------
Excess capital                       $13,734         4.64%     $13,790        5.61%    $ 6,754        2.75%
                                     =======        ======     =======       ======    =======       ======
Cupertino National Bank              $29,296         8.44%     $29,296        9.83%    $36,055       12.09%
Well capitalized requirement         $17,357         5.00%     $17,889        6.00%    $29,815       10.00%
                                     -------         -----     -------       ------    -------       ------
Excess capital                       $11,939         3.44%     $11,407        3.83%    $ 6,240        2.09%
                                     =======        ======     =======       ======    =======       ======


                                                              December 31, 1997
                                     -----------------------------------------------------------------------
                                        Tier 1 Capital to      Tier 1 Capital to      Total 1 Capital to
                                             Average             Risk-weighted          Risk-weighted
                                         Quarterly Assets           Assets                 Assets
                                     ----------------------   --------------------   -----------------------
                                        Balance         %       Balance         %      Balance         %
(Dollar in thousands)
Greater Bay Bancorp                  $44,530         7.27%     $44,530        8.75%    $53,638       10.54%
Well capitalized requirement         $30,620         5.00%     $30,540        6.00%    $50,901       10.00%
                                     -------         -----     -------       ------    -------       ------
Excess capital                       $13,910         2.27%     $13,990        2.75%    $ 2,738        0.54%
                                     =======        ======     =======       ======    =======       ======
Mid-Peninsula Bank                   $22,810         8.23%     $22,810        9.94%    $25,415       11.07%
Well capitalized requirement         $13,853         5.00%     $13,769        6.00%    $22,949       10.00%
                                     -------         -----     -------       ------    -------       ------
Excess capital                       $ 8,957         3.23%     $ 9,041        3.94%    $ 2,466        1.07%
                                     =======        ======     =======       ======    =======       ======
Cupertino National Bank              $21,515         6.42%     $21,515        7.70%    $28,022       10.03%
Well capitalized requirement         $16,765         5.00%     $16,759        6.00%    $27,932       10.00%
                                     -------         -----     -------       ------    -------       ------
Excess capital                       $ 4,750         1.42%     $ 4,756        1.70%    $    90        0.03%
                                     =======        ======     =======       ======    =======       ======

The Company and its Subsidiaries seek to maintain capital ratios at levels that will maintain their status as a well-capitalized financial institution.

On October 21, 1996, the Federal Reserve announced that certain qualifying amounts of cumulative preferred securities having the characteristics of the Trust Preferred Securities could be included as Tier 1 capital. Accordingly, the Company's Tier 1 and total risk-based capital ratios include the $20 million Trust Preferred Securities.

LIQUIDITY AND CASH FLOW
The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the banks to meet the needs of their clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment requirements of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. The Company maintains $50 million in inter-bank Fed Fund purchase lines, as well as $221 million in institutional deposit or brokered deposit lines, and $40 million in reverse repurchase lines. All sources combined provide a solid liquidity base for growth. As of March 31, 1997, the Company had $19.6 million in institutional deposits outstanding and no outstanding federal funds purchased.

                                   13 of 16

PROVISION AND RESERVE FOR LOAN LOSSES
The following schedule details the activity in the Company's reserve for loan losses and related ratios for each of the last five quarters:


                                                                    Quarter ended
                                  ----------------------------------------------------------------------------------
                                        March 31,      December 31,   September 30,        June 30,       March 31,
(Dollars in thousands)                       1997              1996            1996            1996            1996
                                  ----------------------------------------------------------------------------------
Reserve for loan losses at
    beginning of period                  $ 7,312           $ 5,591         $ 4,976         $ 4,743         $ 4,399
Provision charged to operations            1,948             1,545             606             365             320
Loans charged off                           (207)              (56)            (74)           (168)              -
Loan recoveries                               13               232              83              36              24
                                         -------           -------         -------         -------         -------
Reserve for loan losses at
    end of period                        $ 9,066           $ 7,312         $ 5,591         $ 4,976         $ 4,743
                                         =======           =======         =======         =======         =======
Ratio of:
Reserve for loan losses to loans            1.85%             1.63%           1.45%           1.49%           1.53%
Reserve for loan losses to
    nonperforming assets                  206.61%           224.02%         177.89%         131.40%         133.23%
--------------------------------------------------------------------------------------------------------------------

The provision for loan losses was $1.95 million in the first quarter of 1997, an increase of $403,000 from the $1.55 million in the fourth quarter of 1996, and a significant increase from the $320,000 in the first quarter of 1996.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $9.1 million at March 31, 1997, compared with $4.7 million at March 31, 1996.

The ratio of the reserve for loan losses to total loans was 1.85% at March 31, 1997, compared with 1.63% at December 31, 1996, and 1.53% at March 31, 1996. The ratio of the reserve for loan losses to total nonperforming assets, including foreclosed real estate, was 206.6% at March 31, 1997, compared to 224.0% at December 31, 1996 and 133.2% at March 31, 1996.

NON-ACCRUING LOANS, RESTRUCTURED LOANS, ACCRUING LOANS PAST DUE 90 DAYS OR MORE AND FORECLOSED PROPERTIES


                                                                               Quarter ended
                                            ------------------------------------------------------------------------------
                                                 March 31,        December 31,     September 30,    June 30,    March 31,
(Dollars in thousands)                                1997                1996              1996        1996         1996
                                            ------------------------------------------------------------------------------
Non-accruing loans                                  $3,166              $1,875            $2,457      $2,214       $2,325
Restructuring loans                                      -                   -                 -           -            -
Accruing loans past due 90 days or more                933               1,237               686       1,356        1,018
                                                    ------              ------            ------     -------       ------
Total nonperforming loans                            4,099               3,112             3,143       3,570        3,343
OREO                                                   289                 152                 -         217          217
                                                    ------              ------            ------     -------       ------
Total nonperforming assets                          $4,388              $3,264            $3,143      $3,787       $3,560
                                                    ======              ======            ======      ======       ======
Total nonperforming assets to total assets            0.66%               0.52%             0.54%       0.72%        0.73%
--------------------------------------------------------------------------------------------------------------------------

                                   14 of 16

Total nonperforming assets were $4.4 million at March 31, 1997, compared with $3.3 million at December 31, 1996, and $3.6 million at March 31, 1996. Nonperforming loans, which includes non-accruing loans, restructured loans, and accruing loans which are past due 90 days or more, were $4.1 million at March 31, 1997, compared with $3.1 million at December 31, 1996, and $3.3 million at March 31, 1996.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $933,000 at March 31, 1997, compared with $1.2 million at December 31, 1996, and $1.0 million at March 31, 1996. It is the Company's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

Total classified assets increased to $11.4 million at March 31, 1997, from $9.4 million at December 31, 1996. The $2.0 million increase is primarily due to an increase in classified technology loans. The Company has focused strategically on technology loans through the Venture Lending department, and the volume of this type of loan has increased significantly. As of March 31, 1997, the Company had three foreclosed properties for $289,000, compared with $152,000 at December 31, 1996, and $217,000 at March 31, 1996.

The Company has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management and an internal asset review committee review problem loans on a regular basis.

EFFECTS OF INFLATION
The impact of inflation on a financial institution differs significantly from that exerted on industrial concerns, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation on a financial institution is fluctuation in interest rates. However, net interest income is affected by the spread between interest rates received on assets and those paid on interest bearing liabilities, rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as increases in occupancy expenses based on consumer price indices. In the opinion of management, inflation has not had a material effect on the operating results of the Company.

                                   15 of 16

                           PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits

         27       Financial Data Schedule

(b) Reports on Form 8-K for the quarter covered by this report - On March 7, 1997, the Company filed a form 8-K covering the announcement that (a) the merger between Cupertino National Bancorp and Mid-Peninsula Bancorp was consummated,
(b) Mid-Peninsula, as the surviving corporation changed its name to Greater Bay Bancorp, and (c) Cupertino National Bancorp's corporate existence ceased.



                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(REGISTRANT)

BY:

/S/ STEVEN C. SMITH
--------------------------------
   STEVEN C. SMITH
   EXECUTIVE VICE PRESIDENT,
   CHIEF OPERATING OFFICER AND
   CHIEF FINANCIAL OFFICER




DATE:    May 14, 1997


                                   16 of 16