Form 10-Q
period 1997-06-30
GREATER BAY BANCORP
filed 1997-08-01
CIK 775473

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
     EXCHANGE ACT OF 1934

     For the transition period from    to    .
                                   ----  ----

Commission file number 0-25034

                              GREATER BAY BANCORP
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                    77-0387041
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification No.)

             2860 WEST BAYSHORE ROAD, PALO ALTO, CALIFORNIA  94303
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

                               YES  X    No
                                   ---      ---

Outstanding shares of Common Stock, no par value, as of June 30, 1997:
3,328,450

This report contains a total of 24 pages.

                                   1 of 24

                              GREATER BAY BANCORP


                                     INDEX



                    PART I.        FINANCIAL INFORMATION
 Item 1.        Interim Consolidated Financial Statements

                Consolidated Balance Sheets as of
                June 30, 1997 and December 31, 1996....................        3

                Consolidated Statements of Income
                for the Three Months and Six Months Ended
                June 30, 1997 and 1996.................................        4

                Consolidated Statements of Cash Flows
                for the Three Months and Six Months Ended
                June 30, 1997 and 1996.................................        5

                Notes to Interim Consolidated Financial Statements.....        6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................        8

                    PART II.           OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K.......................       23

                Signatures.............................................       24

                                   2 of 24


                          PART I. FINANCIAL INFORMATION

GREATER BAY BANCORP AND SUBSIDIARIES                                            June 30,    December 31,
CONSOLIDATED BALANCE SHEETS                                                       1997         1996
                                                                                -----------------------
(Dollars in thousands)                                                          (Unaudited)
ASSETS
Cash and due from banks .....................................................   $  33,428    $  39,896
Federal funds sold ..........................................................      42,200       14,000
                                                                                ---------    ---------
     Cash and cash equivalents ..............................................      75,628       53,896
Investment securities:
     Held to maturity (Market value $48,072 at June 30, 1997;
          $57,294 at December 31, 1996) ......................................     47,111       56,965
     Available for sale (Amortized cost $53,977 at June 30, 1997;
          $46,987 at December 31, 1996) .....................................      54,169       47,104
     Other securities .......................................................       2,115        1,451
                                                                                ---------    ---------
          Total investment securities .......................................     103,395      105,520
Loans:
     Commercial .............................................................     282,159      257,042
     Real estate-construction ...............................................     100,422       78,278
     Real estate-other ......................................................      99,509       72,802
     Consumer and other .....................................................      44,908       42,702
     Deferred loan fees and discounts .......................................      (2,257)      (1,952)
                                                                                ---------    ---------
     Total Loans ............................................................     524,741      448,872
     Allowance for loan losses ..............................................     (10,895)      (7,312)
                                                                                ---------    ---------
     Net Loans ..............................................................     513,846      441,560
Premises and equipment, net .................................................       4,799        4,688
Accrued interest receivable and other assets ................................      21,383       16,380
                                                                                ---------    ---------
TOTAL ASSETS ................................................................   $ 719,051    $ 622,044
                                                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand, noninterest-bearing ............................................   $ 135,797    $ 139,940
     NOW ....................................................................      31,272       26,936
     Money Market Demand Accounts ...........................................     287,427      271,749
     Savings ................................................................      46,997       13,599
     Other time certificates ................................................      36,110       38,889
     Time certificates, $100 and over .......................................     102,134       68,170
                                                                                ---------    ---------
          Total deposits ....................................................     639,737      559,283
Accrued interest payable and other liabilities ..............................       7,818       15,079
Subordinated debentures .....................................................       3,000        3,000
Company obligated mandatorily redeemable preferred securities
   of subsidiary trust holding solely junior subordinated debentures ........      20,000           --
                                                                                ---------    ---------
Total Liabilities ...........................................................     670,555      577,362
Shareholders' equity:
     Preferred stock, no par value: 4,000,000 shares authorized; none issued           --           --
     Common stock, no par value: 6,000,000 shares authorized;
          shares outstanding: 3,328,450 at June 30, 1997
          and 3,238,887 at December 31, 1996 .................................     35,957       34,884
     Unrealized gain on available-for-sale securities, net of taxes .........         112           71
     Retained earnings ......................................................      12,427        9,727
                                                                                ---------    ---------
Total shareholders' equity ..................................................      48,496       44,682
                                                                                ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................   $ 719,051    $ 622,044
                                                                                =========    =========
See notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------

                                    3 of 24

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                 -----------------------  --------------------------
                                                   1997         1996          1997         1996
                                                 ---------- ------------  ------------  ------------
                                                 (unaudited) (unaudited)   (unaudited)   (unaudited)
Interest income:
    Interest on loans .......................     $ 13,051     $  8,318      $ 24,304      $ 16,253
    Interest on investment securities:
       Taxable ..............................        1,425        1,336         2,709         2,836
       Non-taxable ..........................          197          138           385           294
                                                  --------     --------      --------      --------
       Total investment securities ..........        1,622        1,474         3,094         3,130
    Other interest income ...................          714          575         1,070           948
                                                  --------     --------      --------      --------
        Total interest income ...............       15,387       10,367        28,468        20,331
Interest expense:
    Interest on deposits ....................        5,322        3,600         9,846         7,168
    Other interest expense ..................          764           87         1,056           191
                                                  --------     --------      --------      --------
        Total interest expense ..............        6,086        3,687        10,902         7,359
                                                  --------     --------      --------      --------
            Net interest income .............        9,301        6,680        17,566        12,972
    Provision for loan losses ...............        2,130          365         4,078           685
                                                  --------     --------      --------      --------
    Net interest income after provision
        for loan losses .....................        7,171        6,315        13,488        12,287
Other income:
    Trust fees ..............................          481          344           935           653
    Gain on sale of SBA loans ...............          181          123           339           253
    Depositor service fees ..................          180          277           443           506
    Other loan fees .........................           16           34            22            49
    Investment gains (losses) ...............            2         (110)          (49)          (97)
    Other ...................................          254          236           385           351
                                                  --------     --------      --------      --------
         Sub-total other income .............        1,114          904         2,075         1,715
    Warrant income ..........................        1,115           --         1,115            --
                                                  --------     --------      --------      --------
         Total other income .................        2,229          904         3,190         1,715
Operating expenses:
    Compensation and benefits ...............        3,632        2,976         7,329         5,630
    Occupancy and equipment .................        1,040          777         2,102         1,534
    Professional services ...................          362          334           712           606
    Marketing ...............................          232          187           464           349
    Client services .........................           72           95           154           215
    FDIC insurance and regulatory assessments           60           27           101            54
    Data Processing .........................           53           65           118           146
    Other real estate, net ..................            3            6             5            30
    Other ...................................          815          605         1,421         1,199
                                                  --------     --------      --------      --------
        Sub-total operating expenses ........        6,269        5,072        12,406         9,763
    Legal settlement recovery ...............           --           --        (1,700)           --
                                                  --------     --------      --------      --------
        Total operating expenses ............        6,269        5,072        10,706         9,763
                                                  --------     --------      --------      --------
Income before income tax expense ............        3,131        2,147         5,972         4,239
    Income tax expense ......................        1,180          839         2,282         1,681
                                                  --------     --------      --------      --------
 Net income .................................     $  1,951     $  1,308      $  3,690      $  2,558
                                                  ========     ========      ========      ========
 Net income per common and
     common equivalent share ................     $   0.55     $   0.40      $   1.05      $   0.78
                                                  ========     ========      ========      ========

See notes to consolidated financial statement.
---------------------------------------------------------------------------------------------------

                                    4 of 24

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                        Six Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                        1997          1996
                                                                      --------      --------
Operating Activities:
    Net income ..................................................     $  3,690      $  2,558
    Reconciliation of net income to net cash from operations:
          Provision for loan losses .............................        4,078           685
          Depreciation and amortization .........................          429           416
          Accrued interest receivable and other assets ..........       (3,224)       (1,462)
          Accrued interest payable and other liabilities ........        4,739          (180)
          Net change in deferred loan fees ......................          350            70
          Stock dividends on other securities ...................          (24)          (48)
          Accrued deferred income taxes .........................       (1,639)         (148)
          Loss on sale of securities ............................           49            97
                                                                      --------      --------
              Cash provided by operating activities .............        8,448         1,988

Investing Activities:
    Maturities and principle reductions on investment securities:
          Held-to-maturity ......................................       12,379         8,293
          Available-for-sale ....................................       25,009        18,570
    Purchase of investment securities:
          Held-to-maturity ......................................       (2,472)       (4,534)
          Available-for-sale ....................................      (34,554)      (11,366)
    Net change in loans .........................................      (76,887)       44,858
    Sale of available-for-sale securities .......................        1,948         5,490
    Purchase of life insurance policies .........................           --          (297)
    Purchase of premises and equipment, net .....................         (676)       (1,894)
                                                                      --------      --------
          Cash used in investing activities .....................      (75,253)       30,596

Financing Activities:
    Net change in deposits ......................................       80,454        45,571
    Net change in short-term borrowings .........................      (12,000)           --
    Proceeds from issuance of Trust Preferred Securities ........       20,000            --
    Stock purchased by employees and stock options exercised ....        1,077         1,596
    Cash dividends ..............................................         (994)         (827)
                                                                      --------      --------
         Cash provided by financing activities ..................       88,537        46,340
                                                                      --------      --------
Net increase in cash and cash equivalents .......................       21,732        17,732
Cash and cash equivalents at beginning of period ................       53,896        58,111
                                                                      --------      --------
Cash and cash equivalents at end of period ......................     $ 75,628      $ 75,843
                                                                      ========      ========

Cash Flows--Supplemental Disclosures:
    Cash paid during the period for:
        Interest on deposits and other borrowings ...............     $  5,621      $  7,612
        Income taxes ............................................        3,300         1,630
    Non-cash transactions:
        Additions to other real estate owned ....................          173           217

See notes to consolidated financial statements.
--------------------------------------------------------------------------------------------

                                    5 of 24

                     GREATER BAY BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.      BASIS OF PRESENTATION

Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, or "Greater Bay" when referring only to the parent company) is a California corporation and bank holding company that was incorporated on November 14, 1984 as San Mateo County Bancorp. The name was changed to Mid-Peninsula Bancorp on October 7, 1994 as a result of the merger between San Mateo County Bancorp and Mid-Peninsula Bancorp. Subsequently, the name was changed to Greater Bay Bancorp on November 27, 1996, as a result of the merger between Mid-Peninsula Bancorp and Cupertino National Bancorp. Upon consummation of the merger with Cupertino National Bancorp, the Company became a multi-bank holding company with wholly owned bank subsidiaries, Mid-Peninsula Bank ("MPB") and Cupertino National Bank & Trust ("CNB"),
collectively the "Banks".   MPB commenced operations in October 1987 and is a
state chartered bank regulated by the Federal Reserve Bank (FRB) and the California State Banking Department. CNB commenced operations in May 1985 and is a national banking association regulated by the Office of the Comptroller of Currency (OCC). The mergers were accounted for as a pooling of interests. Accordingly, all of the financial information for the Company for the periods prior to the merger have been restated to reflect the pooling of interests as if it occurred at the beginning of the earliest reporting period presented. The accompanying unaudited consolidated financial statements include the accounts of the Company. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results of operations for the quarter and year-to-date periods ended June 30, 1997 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report to Shareholders.

2.      CONSOLIDATION AND BASIS OF PRESENTATION

The consolidation financial statements include the accounts of GBB and its wholly-owned subsidiaries, CNB and MPB. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidation financial statements to conform to the 1996 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.

3.      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.      COMPANY OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF GBB
        CAPITAL I

On March 30, 1997, GBB Capital I (the "Trust"), a Delaware business trust wholly-owned by Greater Bay completed a public offering of 800,000 shares of 9.75% cumulative trust preferred securities ("TPS"). The Trust used the proceeds from the offering to purchase a like amount of 9.75% Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Greater Bay. The Debentures are the sole assets of the Trust and are eliminated along with the related income statement effects, in the consolidated financial statements. Greater Bay

                                   6 of 24
invested approximately 58.5% of the proceeds in CNB and MPB to increase their capital levels to support future growth. The remaining proceeds will be used for general corporate purposes.

The TPS accrue and pay distributions quarterly at an annual rate of 9.75% of the liquidation amount of $25 per TPS share. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trust.

The TPS are mandatory redeemable, in whole or in part, upon repayment of the Debentures at the stated maturity or their earlier redemption. The Debentures are redeemable prior to maturity (April 1, 2027) at the option of Greater Bay, on or after April, 2002, in whole at any time or in part from time to time.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources" for discussion of Tier I Capital.

5.      SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent shares are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 3,555,992 and 3,262,295 for the three months ended June 30, 1997 and 1996, respectively. The number of shares used to compute earnings per share were 3,526,140 and 3,267,000 for the six months ended June 30, 1997 and 1996, respectively.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per Share" ("SFAS 128"). SFAS 128 is designed to improve the earnings per share ("EPS") information provided in the financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The Company will implement SFAS 128 in its December 31, 1997 financial statements. The Company believes the impact of SFAS 128 will not have a material effect on its earnings per share calculation.

6.      CASH DIVIDEND

The Company paid a quarterly cash dividend of $.15 per share on April 21, 1997 to shareholders of record on April 7, 1997 and a quarterly cash dividend of $.15 per share on July 15, 1997 to shareholders of record on June 30, 1997.



                                   7 of 24

                     GREATER BAY BANCORP AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was formed as a result of a merger between Cupertino National Bancorp, the holding company for CNB, and Mid-Peninsula Bancorp, the holding company for MPB. The merger, which has been accounted for as a pooling of interests, was consummated in late November 1996. All of the financial information of the Company for the periods prior to the merger has been restated as if it occurred at the beginning of the earliest reporting periods presented.

The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information in the Company's consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995, and as such, may involve risks and uncertainties. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-
looking statements   Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and governmental regulation.

OVERVIEW

The Company reported net income for the second quarter of 1997 of $1.95 million or $0.55 per common and common equivalent share, compared to net income of $1.3 million or $0.40 per common and common equivalent share, reported in the second quarter of last year. Return on average assets annualized for the second quarters of 1997 and 1996 were 1.11% and 1.04% respectively, while the annualized return on average common equity was 16.30% for the second quarter of 1997, compared with 12.48% for the second quarter of 1996.

The earnings for the second quarter of 1997 includes $1.1 million in warrant income resulting from the exercise of warrants and sale of the underlying shares of common stock in two of the clients of the Banks. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

For the six months ended June 30, 1997, the Company reported net income of $3.7 million, or $1.05 per common and common equivalent share, compared to net income of $2.6 million, or $0.78 per common and common equivalent share for the comparable period in 1996. The annualized return on average assets and return on average equity for the first six months of 1997 were 1.12% and 15.64%, respectively.

Non performing assets (including nonaccrual loans, loans 90 days past due and still accruing and other real estate owned ("OREO")) totaled $3.5 million at June 30, 1997, an increase of $233,000 from December 31, 1996, and a decrease of $290,000 from June 30, 1996. The ratio of nonperforming assets to loans plus foreclosed properties was .67% at June 30, 1997, down from .73% at December 31, 1996 and down from 1.14% at June 30, 1996.

The reserve for loan losses was $10.9 million at June 30, 1997, compared with $7.3 million at December 31, 1996 and $5.0 million at June 30, 1996. The provision for loan losses was $2.1 million for the second quarter of

                                   8 of 24

1997, compared to $365,000 recorded in the second quarter of 1996 (see discussion below). Net charge-offs were $306,000 for the second quarter of 1997 and $168,000 for the second quarter of 1996. The ratio of the reserve for loan losses to nonperforming assets was 312% at June 30, 1997, compared with 224% at December 31, 1996 and 131% at June 30, 1996. The ratio of the reserve for loan losses to total loans was 2.08% at June 30, 1997 compared with 1.63% at December 31, 1996 and 1.49% at June 30, 1996.

The provision for loan losses for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the
general economic conditions in the Company's market area.   Specific allocations
are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provision for loan losses is based on historical data, delinquency trends, economic conditions in the Company's market area and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses.

Shareholders' equity increased $3.8 million to $48.5 million, or 6.74% of assets, at June 30, 1997, from $44.7 million or 7.18% of assets at December 31, 1996. The increase was primarily due to net earnings and stock purchased by directors and employees through stock option and stock purchase plans and partially offset by the first quarter cash dividend payment of $.15 per common share that was declared on March 17, 1997 to shareholders of record as of April 7, 1997, totaling $495,000, and the second quarter cash dividend of $.15 per common share that was declared on June 18, 1997 to shareholders of record as of June 30, 1997, totaling $499,000.

The Company's Tier 1 and total risk-based capital ratios were 11.69% and 13.46% at June 30, 1997, respectively, compared with 8.75% and 10.54% at December 31, 1996, respectively. The leverage ratio increased to 9.74% at June 30, 1997, from 7.27% at December 31, 1996. At June 30, 1997, the Company's risk-based capital and leverage ratios, as well as those of the Banks, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

GBB's common stock closed at $30.75 per share on June 30, 1997, representing approximately 211% of the $14.57 book value per common share, compared with $24.38 per share and 177% of the $13.80 book value per common share at December 31, 1996.

                                   9 of 24

RESULTS OF OPERATIONS
NET INTEREST INCOME
The following table presents the Company's average balance sheet, net interest income and the resultant yields for the quarterly periods presented:

                                                      Three Months Ended                  Three Months Ended
                                                        June 30, 1997                        March 31, 1997
                                              ---------------------------------    ---------------------------------
                                                                        Average                              Average
                                               Average                   Yield/     Average                   Yield/
(Dollars in thousands)                        Balance(1)    Interest      Rate     Balance(1)    Interest      Rate
                                              ----------    --------    -------    ----------    --------    -------
Interest-earning assets:
  Loans (2) (3)                               $  505,225    $ 13,051     10.36%    $  462,595    $ 11,253      9.87%
  Taxable investments                             89,505       1,429      6.38%        78,609       1,284      6.53%
  Non-taxable investments (4)                     15,133         269      7.10%        14,650         252      6.87%
  Federal funds sold                              52,311         709      5.44%        27,713         356      5.21%
                                              ----------    --------    -------    ----------    --------    -------
      Total interest-earning assets              662,264      15,458      9.36%       583,567      13,145      8.79%
Noninterest-earning assets                        40,124                               41,185
                                              ----------                           ----------
  Total Assets                                $  702,388                           $  624,752
                                              ==========                           ==========

Interest-bearing liabilities:
 Deposits:
         NOW and MMDA                         $  315,232    $  3,032      3.86%    $  318,716    $  2,977      3.79%
         Savings deposits                         36,576         362      3.97%        18,270         174      3.87%
         Time deposits                           141,003       1,928      5.48%       107,811       1,372      5.16%
                                              ----------    --------    -------    ----------    --------    -------
                Total Deposits                   492,817       5,322      4.36%       444,797       4,523      4.12%
 Borrowings:                                      32,567         764      9.41%        17,731         292      6.68%
                                              ----------    --------    -------    ----------    --------    -------
         Total interest-bearing liabilities      525,378       6,086      4.68%       462,528       4,815      4.22%
                                              ----------    --------    -------    ----------    --------    -------
Noninterest-bearing deposits                     123,695                              113,816
Other noninterest-bearing liabilities              5,306                                2,731
                                              ----------                           ----------
Total noninterest-bearing liabilities            129,001                              116,547
Shareholders' equity                              48,009                               45,677
                                              ----------                           ----------
         Total liabilities and
           shareholders' equity               $  702,388                           $  624,752
                                              ==========                           ==========
Net interest income; interest rate spread                   $  9,372      4.69%                  $  8,330      4.57%
                                                            ========    =======                  ========    =======
Net interest-earning assets; net yield (5)    $  136,886                  5.68%    $  121,039                  5.79%
                                              ==========                =======    ==========                =======

                                                      Three Months Ended
                                                        June 30, 1996
                                              ---------------------------------
                                                                        Average
                                               Average                   Yield/
(Dollars in thousands)                        Balance(1)    Interest      Rate
                                              ----------    --------    -------
Interest-earning assets:
  Loans (2) (3)                               $  319,155    $  8,318     10.48%
  Taxable investments                             87,178       1,337      6.13%
  Non-taxable investments (4)                     11,915         208      6.98%
  Federal funds sold                              44,316         575      5.22%
                                              ----------    --------    -------
      Total interest-earning assets              462,564      10,438      9.08%
Noninterest-earning assets                        41,335
                                              ----------
  Total Assets                                $  503,899
                                              ==========

Interest-bearing liabilities:
 Deposits:
         NOW and MMDA                         $  245,320    $  2,222      3.64%
         Savings deposits                         16,075         142      3.55%
         Time deposits                            95,463       1,236      5.21%
                                              ----------    --------    -------
                Total Deposits                   356,858       3,600      4.06%
 Borrowings:                                       3,113          87     11.24%
                                              ----------    --------    -------
         Total interest-bearing liabilities      359,971       3,687      4.12%
                                              ----------    --------    -------
Noninterest-bearing deposits                      98,294
Other noninterest-bearing liabilities              3,487
                                              ----------
Total noninterest-bearing liabilities            101,781
Shareholders' equity                              42,147
                                              ----------
         Total liabilities and
           shareholders' equity               $  503,899
                                              ==========
Net interest income; interest rate spread     $  102,593    $  6,751      4.96%
                                              ==========    ========    =======
Net interest-earning assets; net yield (5)                                5.87%
                                                                        =======

(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(3) Loan fees totaling $694,000, $497,000 and $575,000 are included in loan interest income for the periods ended June 30, 1997, March 31, 1997 and June 30, 1996, respectively.
(4) Tax exempt interest income includes $71,000, $64,000 and $71,000 for the 3 month periods ending June 30, 1997, March 31, 1997, and June 30, 1996 respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(5) The net yield on interest-earning assets during the period equals net interest income divided by average interest-earning assets for the period.

                                   10 of 24

The following table presents the dollar amount of certain changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the quarterly periods indicated:


                                        Three months ended June 30, 1997         Three months ended June 30, 1997
                                          compared with March 31, 1997              compared with June 30, 1996
                                             favorable (unfavorable)                 favorable (unfavorable)
                                        --------------------------------         --------------------------------
(Dollars in thousands)                   Volume      Rate        Total             Volume      Rate       Total
                                        ---------  ---------  ----------         ---------   ---------  ----------
Interest income on loans                $ 1,164    $    634    $   1,798          $  4,831    $  (98)     $  4,733
Taxable investments                         175         (30)         145                38        54            92
Non taxable investments                       9           8           17                57         4            61
Federal funds sold                          337          16          353               108        25           133
                                        ---------  ---------   ----------        ---------   ---------   ---------
Changes in total interest income          1,685         628        2,313             5,034       (15)        5,019

Interest expense on deposits
   NOW and MMDA                             (21)         76           55               671       139           810
   Savings deposits                         183           5          188               201        19           220
   Time deposits                            462          94          556               623        69           692
                                        ---------  ---------   ----------        ---------   ---------   ---------
                                            624         175          799             1,495       227         1,722
Interest expense on borrowings              317         155          472               693       (16)          677
                                        ---------  ---------   ----------        ---------   ---------   ---------
Change in total interest expense            941         330        1,271             2,188       211         2,399
                                        ---------  ---------   ----------        ---------   ---------   ---------
Increase (decrease) in net
  interest income                       $   744    $    299    $   1,042          $  2,846    $ (226)     $  2,620
                                        =========  =========   ==========        =========   =========   =========

In the analysis, the change due to both the rate and volume have been allocated proportionately.

The Company's net interest income for the second quarter of 1997 was $9.4 million, a $1.0 million increase over the first quarter of 1997 and a $2.6 million increase over the second quarter of 1996. When compared to the first quarter of 1997, average earning assets increased by $78.6 million, while the net yield on average earning assets decreased from 5.79% in the first quarter of 1997 to 5.68% in the second quarter of 1997. The increase in net interest income was primarily due to an increase in the volume of interest-earning assets.

Compared to the second quarter of 1996, average earning assets during the second quarter of 1997 increased by $193.9 million. Average loans in the second quarter of 1997 increased by $186.1 million, or 58.3% over the second quarter of 1996, which was also the primary reason average interest-earning assets increased. The Company's average interest-bearing deposits grew $136 million and non-interest bearing deposits grew by $25.4 million compared to the second quarter of 1996.

                                  11 of 24

The following tables present the Company's average balance sheet, net interest income and interest rates for the six-month periods presented, as well as the analysis of variances due to rate and volume:


                                                                  Six Months Ended                    Six Months Ended
                                                                   June 30, 1997                       June 30, 1996
                                                         --------------------------------      --------------------------------
                                                                                  Average                               Average
                                                           Average                 Yield/        Average                Yield/
(Dollars in thousands)                                    Balance (1) Interest     Rate         Balance (1)  Interest    Rate
                                                         ------------ --------   --------      ------------ ---------  --------
Interest-earning assets:
   Loans (2) (3)                                          $484,615     $ 24,304  10.11%        $311,774    $ 16,253    10.48%
   Taxable investments                                      83,453        2,713   6.50%          91,440       2,836     6.20%
   Non-taxable investments (4)                              14,896          515   6.92%          12,003         445     7.41%
   Federal funds sold                                       39,934        1,065   5.38%          37,362         948     5.10%
                                                          --------     --------  -----         --------    --------    ------
           Total interest-earning assets                   622,898       28,597   9.26%         452,579      20,482     9.10%
Noninterest-earning assets                                  44,109                               38,913
                                                          --------                             --------
   Total Assets                                           $667,007                             $491,492
                                                          ========                             ========

Interest-bearing liabilities:
 Deposits:
              NOW and MMDA                                $318,909     $  6,010   3.80%        $241,022    $  4,437     3.70%
              Savings deposits                              27,467          536   3.94%          16,093         280     3.50%
              Time deposits                                124,480        3,300   5.35%          93,656       2,451     5.26%
                                                          --------     --------  -----         --------    --------    ------
                           Total Deposits                  470,856        9,846   4.22%         350,771       7,168     4.11%
 Borrowings                                                 25,685        1,056   8.29%           3,309         191    11.61%
                                                          --------     --------  -----         --------    --------    ------
                Total interest-bearing liabilities         496,541       10,902   4.43%         354,080       7,359     4.18%
                                                          --------                             --------
Noninterest-bearing deposits                               118,656                               92,890
Other noninterest-bearing liabilities                        4,240                                3,009
                                                          --------                             --------
Total noninterest-bearing liabilites                       122,896                               95,899
Shareholders' equity                                        47,570                               41,513
                                                          --------                             --------
              Total liabilities and
                   shareholders' equity                   $667,007                              491,492
                                                          ========                             ========
Net interest income; Interest rate spread                              $ 17,696   4.83%                    $ 13,123     4.92%
                                                                       ========  =====                     ========    ======
Net interest-earning assets; net yield (5)                $126,357                5.73%        $ 98,499                 5.83%
                                                          ========               =====         ========                ======

(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(3) Loan fees totaling $1,191,000 and $1,085,000 are included in loan interest income for the periods ended June 30, 1997 and June 30, 1996, respectively.
(4) Tax exempt interest income includes $130,000 and $151,000 for the 6 month periods ending June 30 1997 and June 30, 1996 respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(5) The net yield on interest-earning assets during the period equals net interest income divided by average interest-earning assets for the period.


                                  12 of 24

The following table presents the dollar amount of certain changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the six months periods indicated:


                                                  Six months ended June 30, 1997
                                                    compared with June 30, 1996
                                                      favorable (unfavorable)
                                                ------------------------------------
(Dollars in thousands)                            Volume        Rate         Total
                                                ----------    --------     ---------
Interest income on loans                         $  8,654      $ (603)      $ 8,051
Taxable investments                                  (256)        133          (123)
Non taxable investments                               102         (32)           70
Federal funds sold                                     66          51           117
                                                ----------    --------     ---------
Change in total interest income                     8,566        (451)        8,115
Interest expense on deposits
   NOW and MMDA                                     1,454         119         1,573
   Savings deposits                                   218          38           256
   Time deposits                                      810          39           849
                                                ----------    --------     ---------
                                                    2,482         196         2,677
Interest expense on borrowings                        935         (70)          865
                                                ----------    --------     ---------
Change in total interest expense                    3,417         126         3,542
                                                ----------    --------     ---------
Increase (decrease) in net interest income        $ 5,149      $ (577)      $ 4,573
                                                ==========    ========     =========


                                   13 of 24

For the six month period ended June 30, 1997, the Company experienced an increase in net interest income of $4.6 million when compared to the first half of 1996. This increase was mainly due to the increased volume in the loan portfolio, partially offset by reduced yields on loans, and the increased volume of interest-bearing deposits. For the first half of 1997, average other borrowings primarily consisted of $3.0 million of subordinated debt which was issued at 11.5% in the Fall of 1996 and $20.0 million Trust Preferred Securities which was issued at 9.75% in the first quarter of 1997. The Trust Preferred Securities qualify for Tier I capital, and the subordinated debt qualifies for Tier II Capital. For the six months ended June 30, 1997, the Company's net interest spread of 4.83% reflected a decrease from 4.92% for the same period in 1996.

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

The impact of this expense on the Company's net interest spread and net yield on interest-earning assets was as follows:


                                                Three Months Ended June 30,           Six Months Ended June 30,
(Dollars in thousands)                            1997             1996                 1997           1996
                                                ---------------------------          -------------------------
Average noninterest-bearing demand deposits     $123,695           $98,294           $118,656          $92,890
Client Service expense                                72                95                154              215
Client Service cost annualized                      0.23%             0.38%              0.26%            0.47%

Impact on Net Yield
-------------------
Net yield on interest-earning assets                5.68%             5.87%              5.73%            5.83%
Impact of client services                          -0.04%            -0.15%             -0.05%           -0.10%
                                                --------           -------           --------          -------
Adjusted net yield (1)                              5.63%             5.72%              5.68%            5.74%
                                                ========           =======           ========          =======


(1) Noninterest-bearing liabilities are included in the cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expense has decreased in 1997 due to decreased volume of activity in services to noninterest-bearing demand deposit clients.

INTEREST RATE RISK MANAGEMENT

Interest rate risk sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: one day or immediate, two days to six months, six to twelve months, one to three years, three to five years, over five years and on a cumulative basis. The differences are known as interest sensitivity gaps.

                                    14 of 24

The following table shows interest sensitivity gaps for different intervals as of June 30, 1997:

INTEREST SENSITIVITY ANALYSIS
Repricing Periods

                                 Immediate     2 Days To    > 6 months     >1 Year     > 3 Yrs                  Total Rate
(Dollars in thousands)            One Day      6 Months     to 1 year      to 3 Yrs    to 5 Yrs     > 5 Yrs     Sensitive
                                 -----------------------------------------------------------------------------------------
Assets:
Cash and due from banks          $    --       $    --       $    --      $    --     $    --     $     --       $    --
Short term investments              42,200                                                 --           --          42,200
Investment securities                 --          14,574         8,296        8,558      36,334       33,515       101,277
Loans                              421,667         9,397         7,414       12,843      12,291       57,909       521,521
Loan loss/unearned fees               --            --            --           --          --           --            --
Other assets                          --            --            --           --          --           --            --
                                 ---------     ---------     ---------    ---------   ---------    ---------     ---------
Total assets                     $ 463,867     $  23,971     $  15,710    $  21,401      48,625    $  91,424     $ 664,998
                                 =========     =========     =========    =========   =========    =========     =========

Liabilities and Equity:
Deposits
   Demand                        $    --       $    --       $    --      $    --     $    --      $    --       $    --
   NOW, MMDA, and savings          365,696          --            --           --          --           --         365,696
   Time Deposits                      --         123,043        13,885          971         165          182       138,246
Subordinated debt (1)                 --            --            --           --          --           --            --
Trust preferred securities (2)        --            --            --           --          --           --            --
Other liabilities                    2,969          --            --           --          --           --           2,969
Shareholders' equity                  --            --            --           --          --           --            --
                                 ---------     ---------     ---------    ---------   ---------    ---------     ---------
Total liabilities and equity     $ 368,665     $ 123,043     $  13,885    $     971   $     165    $     182     $ 506,911
                                 =========     =========     =========    =========   =========    =========     =========
Gap                              $  95,202     $ (99,072)    $   1,825    $  20,430   $  48,460    $  91,242     $ 158,087
Cumulative Gap                   $  95,202     $  (3,870)    $  (2,045)   $  18,385   $  66,845    $ 158,087     $ 158,087
Cumulative Gap/total assets          13.24%        -0.54%        -0.28%        2.56%       9.30%       21.99%        21.99%
---------------------------------------------------------------------------------------------------------------------------

                                   Total
                                 Non-rate
(Dollars in thousands)           Sensitive       Total
                                 -----------------------
Assets:
Cash and due from banks          $  33,428     $  33,428
Short term investments                --          42,200
Investment securities                2,118       103,395
Loans                                5,477       526,998
Loan loss/unearned fees            (13,152)      (13,152)
Other assets                        26,182        26,182
                                 ---------     ---------
Total assets                     $  54,053     $ 719,051
                                 =========     =========

Liabilities and Equity:
Deposits
   Demand                        $ 135,795     $ 135,795
   NOW, MMDA, and savings             --         365,696
   Time Deposits                      --         138,244
Subordinated debt (1)                3,000         3,000
Trust preferred securities (2)      20,000        20,000
Other liabilities                    4,849         7,818
Shareholders' equity                48,496        48,496
                                 ---------     ---------
Total liabilities and equity     $ 212,142     $ 719,053
                                 =========     =========
Gap                              $(158,089)    $      --
Cumulative Gap                   $    --       $      --
Cumulative Gap/total assets           0.00%           --
---------------------------------------------------------

(1) On or after October 1, 1998, the Company, at its option, may redeem any or all of the Debentures, in whole or in part.
(2) On or after April 1, 2002, the Company, at its option, may redeem any or all of the Trust Preferred Securities, in whole or in part.

The foregoing table demonstrates that the Company had a negative cumulative one year gap of $2.0 million of total assets or .28%, at June 30, 1997. In theory, this would indicate that at June 30, 1997, $2.0 million more in liabilities than assets would reprice if there was a change in interest rates over the next 360 days. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

                                   15 of 24

NON-INTEREST INCOME
The following table provides details of non-interest income for the quarters presented:

                                                  Quarter Ended
                           ----------------------------------------------------------------
                             June 30,   March 31,   December 31,   September 30,   June 30,
(Dollars in thousands)         1997       1997          1996           1996          1996
                           ----------   ---------   ------------   -------------   --------
Trust fees                    $  481      $  454         $  397          $  375     $  344
Gain on sale of SBA loans        181         158            144             122        123
Depositor service fees           180         263            265             275        277
Loan fees                         16           6             24              59         34
Investment gains (losses)          2         (51)           (44)           (122)      (110)
Other                            254         131            158             163        236
                           ----------   ---------   ------------   -------------   --------
Sub-total other income         1,114         961            944             872        904
Warrant income                 1,115           -              -               -          -
                           ----------   ---------   ------------   -------------   --------
Total other income            $2,229      $  961         $  944          $  872     $  904
                           ==========   =========   ============   =============   ========

Non-interest income was $2.2 million for the second quarter of 1997, an increase of $1.3 million from the first quarter of 1997, and an increase of $1.3 million from the second quarter of 1996. The increase in the 1997 second quarter from the first quarter of 1997 and from the second quarter of 1996 was primarily due to warrant income and an increase in trust fee income.

Non-interest income was $3.2 million for the six month period ended June 30, 1997, an increase of $1.4 million from the same period in 1996. The increase was primarily due to warrant income and an increase in trust fee income.

                                   16 of 24

NON-INTEREST EXPENSE
The following table provides details of non-interest expense for the quarters presented:

                                                         Quarter Ended
                                     ----------------------------------------------------------
                                      June 30,  March 31,  December 3,  September 30,  June 30,
(Dollars in thousands)                  1997      1997        1996          1996         1996
                                     ---------  ---------  -----------  ------------- ---------
Compensation and benefits            $ 3,632     $ 3,697      $ 3,269     $ 2,982       $ 2,976
Occupancy and equipment                1,040       1,062        1,021         846           777
Professional services                    362         350          457         264           334
Supplies, telephone and postage          267         240          187         209           208
Marketing                                232         232          252         184           187
Client services                           72          82           90         105            95
FDIC insurance and assessments            60          41           26          22            27
Director fees                             53          51           59          57            62
Other real estate, net                     3           2           --           5             6
Other                                    548         381          658         654           400
                                     -------     -------      -------     -------       -------
Sub-total operating expenses           6,269       6,138        6,019       5,328         5,072
Legal settlement recovery                 --      (1,700)          --          --            --
                                     -------     -------      -------     -------       -------
Total operating expenses             $ 6,269     $ 4,438      $ 6,019     $ 5,328       $ 5,072
                                     =======     =======      =======     =======       =======

Non-interest expenses were $6.3 million for the second quarter of 1997, an increase of $131,000, excluding the legal settlement recovery from the first quarter of 1997, and an increase of $1.2 million from the second quarter of 1996.

Non-interest expenses, exclusive of the legal settlement recovery were $12.4 million and $9.8 million for the six month periods ended June 30, 1997 and 1996, respectively.

The increase in non-interest expenses are mainly attributable to the significant growth that has occurred from the second quarter of 1996 to the second quarter of 1997 and the corresponding increase in employees and the related increase in occupancy expense.

The legal settlement recovery is attributed to the $1.70 million recovery from the Company's insurance coverage related to the $1.70 million legal settlement charge that occurred in the second quarter of 1995.

INCOME TAXES
The provision for income taxes for the second quarter of 1997 of $1.2 million reflects an effective tax rate for the quarter of approximately 38%, compared to a tax provision recorded for the second quarter of 1996 of $839,000 with an effective tax rate of 39%.

The provision for income taxes for the six month period ended June 30, 1997 was $2.3 million, as compared to $1.7 million for the six month period ended June 30, 1996. Those provisions reflect effective tax rates of 38% and 40%, respectively.

                                    17 of 24

FINANCIAL CONDITION
Total assets increased 15.6% to $719.0 million at June 30, 1997 compared to $622 million at December 31, 1996. The increases were primarily due to increases in the Company's loan portfolio funded by growth in deposits.

LOANS
Total gross loans increased 16.9% to $527.0 million at June 30, 1997 compared to $450.8 million at December 31, 1996. The increases in loan volume due to an improving economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The following schedule details the activity in the Company's allowance for loan losses and related ratios for each of the quarters:

                                                                 Quarter ended
                                       --------------------------------------------------------------------
                                        June 30,      March 31,    December 31,    September 30,   June 30,
(Dollars in millions)                    1997           1997           1996            1996          1996
                                       --------------------------------------------------------------------
Allowance for loan losses at
    beginning of period                $  9,066       $  7,312       $  5,591       $  4,976       $  4,743
Provision for loan losses                 2,130          1,948          1,545            606            365
Loans charged off                          (306)          (207)           (56)           (74)          (168)
Loan recoveries                               5             13            232             83             36
                                       --------       --------       --------       --------       --------
Allowance for loan losses at
    end of period                      $ 10,895       $  9,066       $  7,312       $  5,591       $  4,976
                                       ========       ========       ========       ========       ========
Ratio of:
Allowance for loan losses to loan          2.08%          1.85%          1.63%          1.45%          1.49%
Allowance for loan losses to
    nonperforming assets                    312%           207%           224%           178%           131%
-----------------------------------------------------------------------------------------------------------

The provision for loan losses was $2.1 million in the second quarter of 1997, an increase of $182,000 from the $2.0 million in the first quarter of 1997, and a $1.8 million increase from the $365,000 in the second quarter of 1996.

The provision for loan losses was $4.1 million for the six month period ended June 30, 1997, as compared to $685,000 for the same period in 1996.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The reserve for loan losses was $10.9 million at June 30, 1997, compared with $9.1 million at March 31, 1997, and $7.3 million at December 31, 1996. During the first two quarters in 1997, the Company has increased the provision and allowance for loan losses to reflect the

                                    18 of 24
emergence of certain risk factors within its loan portfolio. The principal risk factor is the lack of seasoning within the Company's loan portfolio due to the dramatic growth in the size of the loan portfolio. Total gross loans have increased from $290.2 million to $527.0 million, or 81.6% in the 18 month period ended June 30, 1997.

The ratio of the reserve for loan losses to total loans was 2.08% at June 30, 1997, compared with 1.63% at December 31, 1996, and 1.49% at June 30, 1996.
The ratio of the allowance for loan losses to total nonperforming assets, including foreclosed real estate, was 312% at June 30, 1997, compared to 224% at December 31, 1996 and 131% at June 30, 1996.

NONPERFORMING ASSETS
The following table provides the Company's nonperforming assets for the quarters presented:


                                                                    Quarter ended
                                              --------------------------------------------------------------
                                              June 30,    March 31,  December 31,  September 30,    June 30,
(Dollars in millions)                           1997        1997        1996           1996           1996
                                              --------    ---------  ------------  ------------    ---------
Non-accruing loans                              $3,170       $3,166         1,875        $2,457       $2,214
Restructuring loans                                 --           --            --            --           --
Accruing loans past due 90 days or more              3          933         1,237           686        1,356
                                              --------    ---------  ------------  ------------    ---------
Total nonperforming loans                        3,172        4,099         3,112         3,143        3,570
OREO                                               325          289           152            --          217
                                              --------    ---------  ------------  ------------    ---------
Total nonperforming assets                      $3,498       $4,388        $3,264        $3,143       $3,787
                                              ========    =========  ============  ============    =========
Total nonperforming assets to total assets        0.49%       0.66%          0.52%         0.54%        0.72%
------------------------------------------------------------------------------------------------------------





Total nonperforming assets, which includes nonperforming loans (see below) and OREO, was $3.5 million at June 30, 1997, compared with $3.3 million at December 31, 1996, and $3.8 million at June 30, 1996. Nonperforming loans, which includes non-accrual loans, restructured loans, and accrual loans which are past due 90 days or more, were $3.2 million at June 30, 1997, compared with $3.1 million at December 31, 1996, and $3.6 million at June 30, 1996.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $3,000 at June 30, 1997, compared with $1.2 million at December 31, 1996, and $1.4 million at June 30, 1996. It is the Company's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

Total classified assets increased to $13.8 million at June 30, 1997, from $9.4 million at December 31, 1996. The $4.4 million increase is primarily due to an increase in classified technology loans. The Company has focused strategically on technology loans through the Venture Lending department, and the volume of this type of loan has increased significantly.

As of June 30, 1997, the Company had four foreclosed properties for $325,000 compared with $152,000 at December 31, 1996, and $217,000 at June 30, 1996.

The Company has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management and an internal asset review committee review problem loans on a regular basis.

                                    19 of 24

DEPOSITS
The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits reached $639.7 million at June 30, 1997, an increase of 14.3% compared to deposits of $559.3 million at December 31, 1996.

Total average interest-bearing deposits increased 34.2% to $470.9 million for the six month period ended June 30, 1997, compared to an average of $350.8
million for the same period in 1996.   The increase in deposits was due to the
continued marketing efforts directed at commercial business clients in the Company's market areas, coupled with an increase in deposits related to the activities of the Greater Bay Trust Company and the Venture Lending Group.

Non-interest-bearing deposits were $135.8 million at June 30, 1997, compared to $139.9 million at December 31, 1996. As its regional offices expand, the Company anticipates this funding source to increase.

CAPITAL RESOURCES
A banking organization's total qualifying capital includes two components, core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, certain other capital instruments, and term subordinated debt. The Company's major capital components are shareholders' equity in core capital, and the allowance for loan losses and subordinated debt in supplementary capital.

The Company's and the Bank's total risk-based capital and leverage ratios were as follows at the dates indicated:




                                                                   June 30, 1997
                                  ------------------------------------------------------------------------------

                                       Tier 1 Capital             Tier 1 Capital to          Total Capital to
                                         to Average               Risk-weighted              Risk-weighted
                                      Quarterly Assets                Assets                    Assets
                                  ------------------------------------------------------------------------------
                                    Balance        Percent     Balance        Percent     Balance       Percent
(Dollar in thousands)

Greater Bay Bancorp                   $ 68,384      9.74%      $ 68,384        11.69%    $ 78,740       13.46%
Well capitalized requirement          $ 35,119      5.00%      $ 35,202         6.00%    $ 58,670       10.00%
                                  ------------------------------------------------------------------------------
Excess capital                        $ 33,265      4.74%      $ 33,182         5.66%    $ 20,070        3.42%
                                  ==============================================================================

Mid-Peninsula Bank                    $ 29,140      8.98%      $ 29,140        11.59%    $ 32,285       12.84%
Well capitalized requirement          $ 16,228      5.00%      $ 15,089         6.00%    $ 25,149       10.00%
                                  ------------------------------------------------------------------------------
Excess capital                        $ 12,912      3.98%      $ 14,051         5.59%    $  7,136        2.84%
                                  ==============================================================================

Cupertino National Bank               $ 29,660      7.93%      $ 29,660         8.90%    $ 36,872       11.06%
Well capitalized requirement          $ 18,709      5.00%      $ 20,010         6.00%    $ 33,350       10.00%
                                  ------------------------------------------------------------------------------
Excess capital                        $ 10,951      2.93%      $  9,650         2.90%    $  3,522        1.06%
                                  ==============================================================================

                                                                 December 31, 1996
                                  ------------------------------------------------------------------------------

                                       Tier 1 Capital             Tier 1 Capital to          Total Capital to
                                         to Average               Risk-weighted              Risk-weighted
                                      Quarterly Assets                Assets                    Assets
                                  ------------------------------------------------------------------------------
                                    Balance        Percent     Balance        Percent     Balance       Percent
(Dollar in thousands)

Greater Bay Bancorp                 $ 44,530        7.27%      $ 44,530         8.75%    $ 53,638       10.54%
Well capitalized requirement        $ 30,620        5.00%      $ 30,540         6.00%    $ 50,901       10.00%
                                  ------------------------------------------------------------------------------
Excess capital                      $ 13,910        2.27%      $ 13,990         2.75%    $  2,738        0.54%
                                  ==============================================================================

Mid-Peninsula Bank                  $ 22,810        8.23%      $ 22,810         9.94%    $ 25,415       11.07%
Well capitalized requirement        $ 13,853        5.00%      $ 13,769         6.00%    $ 22,949       10.00%
                                  ------------------------------------------------------------------------------
Excess capital                      $  8,957        3.23%      $  9,041         3.94%    $  2,466        1.07%
                                  ==============================================================================

Cupertino National Bank             $ 21,515        6.42%      $ 21,515         7.70%    $ 28,022       10.03%
Well capitalized requirement        $ 16,765        5.00%      $ 16,769         6.00%    $ 27,932       10.00%
                                  ------------------------------------------------------------------------------
Excess capital                      $  4,750        1.42%      $  4,756         1.70%    $     90        0.03%
                                  ==============================================================================

The Company and the Banks seek to maintain capital ratios at levels that will maintain their status as a well-capitalized financial institution.

On October 21, 1996, the Federal Reserve announced that certain qualifying amounts of cumulative preferred securities having the characteristics of the Trust Preferred Securities could be included as Tier I capital. Accordingly, the Company's Tier I and total risk-based capital ratios include the $20 million Trust Preferred Securities.

                                   20 of 24

LIQUIDITY AND CASH FLOW
The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment requirements of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. The Company maintains $50 million in inter-bank Fed Fund purchase lines, as well as $233 million in institutional deposit or brokered deposit lines, and $40 million in reverse repurchase lines. As of June 30, 1997, the Company had $17.1 million in institutional deposits outstanding and no outstanding federal funds purchased.

Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from interest received and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. Management believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of June 30, 1997, the Company did not have any material commitments for capital expenditures.

Net cash provided by operating activities, primarily representing net interest income, totaled $8.4 million for the six months ended June 30, 1997, as compared to $2.0 million for the same period in 1996. Cash used for investing activities totaled $75.0 million for the six months ended June 30, 1997, as
compared to $30.6 million for the same period in  1996.   The funds used for
investing activities primarily represent increases in loans and investment for each year reported.

For the period ended June 30, 1997 net cash provided by financing activities was $88.5 million. Historically, the primary financing activity of the Company has been deposits and short-term borrowings. Deposits increased $80.4 million for the period ended June 30, 1997 and short-term borrowing decreased $12.0 million for the same period. Net proceeds from trust preferred securities issued in 1997 provided an additional $20.0 million. For the period ended June 30, 1996, net cash provided by financing activities was $46.3 million. Deposits increased $45.6 million, while short-term borrowings were unchanged.

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

                                  21 of 24

                          PART II.  OTHER INFORMATION

ITEM 1 - ITEM 3, ITEM 5
Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1.    Solicitation for Written Consents

The solicitation of written consents of the shareholders of record as of March 27, 1997 to approve certain proposals to amend the Company's Articles of Incorporation and Bylaws were mailed to the shareholders on or about April 15, 1997. On May 12, the following results were announced:

(a) A proposal to amend the Company's Articles of Incorporation to eliminate cumulative voting in the election of directors, was approved with 1,796,217 shares consenting, 78,535 shares opposed and 6,437 shares abstaining.

(b) A proposal to amend the Company's Bylaws to provide for the classification of the Company's Board of Directors for the purpose of the election of directors, was approved with 1,799,138 shares consenting, 64,270 shares opposed and 17,781 shares abstaining.

2.    Annual Meeting of Shareholders

(a) The Annual Meeting of Shareholders of the Company was held on June 18, 1997 and 2,308,103 shares were represented at the meeting in person or by proxy.

(b) The following 10 persons nominated by management were elected as directors at the meeting:

        Class I - Term expiring 1998
        James E. Jackson
        Duncan L. Matteson
        Edwin E. van Bronkhorst

        Class II - Term expiring 1999
        John M. Gatto
        Dick J. Randall
        Donald H. Seiler

        Class III - Term expiring 2000
        David L. Kalkbrenner
        Rex D. Lindsay
        Glen McLaughlin
        Warren R. Thoits

(c) A proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 100,000 shares, was approved by a vote of 2,066,069 shares in favor, 79,873 shares opposed and 22,689 shares abstaining and subject to broker non-votes.

                                  22 of 24

(d) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the current fiscal year was approved by a vote of 2,281,193 shares in favor, 18,537 shares opposed and 8,373 shares abstaining or subject to broker non-votes.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a)     Exhibits

        27   Financial Data Schedule

(b)     Reports on Form 8-K for the quarter covered by this report
        On June 5, 1997, the Company filed a form 8-K reporting that (a) effective May 12, 1997 a majority of the outstanding shares of common stock approved by written consent proposals to amend the Company's Articles of Incorporation to eliminate cumulative voting in the election of directors, and (ii) amend the Company's Bylaws to provide for the classification of the Company's Board of Directors for purposes of the election of directors, and (b) the Company, through its wholly-owned subsidiary, GBB Capital I, consummated a $20 million offering of 9.75% cumulative trust preferred securities. GBB Capital I invested the proceeds of the Offering in 9.75% Junior Subordinated Deferrable Interest Debentures issued by the Company.

                                  23 of 24

                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By:

/s/ Steven C. Smith
---------------------
Steven C. Smith
 Executive Vice President, Chief Operating Officer and
 Chief  Financial Officer




Date: July 30, 1997

                                  24 of 24