Form 10-Q
period 1997-09-30
GREATER BAY BANCORP
filed 1997-10-30
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ______ to ______ .

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

                                 YES  [X]   No [_]

Outstanding shares of Common Stock, no par value, as of  October 21, 1997:
3,338,083

This report contains a total of 23 pages.

                                    1 of 23

                              GREATER BAY BANCORP

                                     INDEX

                       PART I.    FINANCIAL INFORMATION

 Item 1.  Interim Consolidated Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996..................    3

          Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          September 30, 1997 and 1996...............................    4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996.............    5

          Notes to Interim Consolidated Financial Statements........    6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................    8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk  N/A

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................   22

          Signatures................................................   23

                                    2 of 23

Item 1. Interim Consolidated Financial Statements
GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)


                                               September 30,   December 31,
                                                    1997          1996
                                               -------------   -----------
                                                (Unaudited)
ASSETS
Cash and due from banks                           $ 39,803      $ 39,896
Federal funds sold                                  37,300        14,000
                                                  --------      --------
     Cash and cash equivalents                      77,103        53,896

Investment securities:
     Held to maturity (Market value $43,584
       at September 30, 1997; $57,294 at
       December 31, 1996)                           42,965        56,965
     Available for sale (Amortized cost
       $87,456 at September 30, 1997; $46,987
       at December 31, 1996)                        87,465        47,104
     Other securities                                2,130         1,451
                                                  --------      --------
       Total investment securities                 132,560       105,520

Loans:
     Commercial                                    282,990       257,042
     Real estate-construction                      105,772        78,278
     Real estate-other                             120,177        72,802
     Consumer and other                             46,635        42,702
     Deferred loan fees and discounts               (2,538)       (1,952)
                                                  --------      --------
       Total loans                                 553,036       448,872
    Allowance for loan losses                      (11,802)       (7,312)
                                                  --------      --------
       Net loans                                   541,234       441,560
Premises and equipment, net                          4,652         4,688
Accrued interest receivable and other assets        22,048        16,380
                                                  --------      --------
TOTAL ASSETS                                      $777,597      $622,044
                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                   $151,152      $139,940
    NOW                                             33,855        26,936
    Money Market Demand Accounts                   321,246       271,749
    Savings                                         50,596        13,599
    Other time certificates                         20,309        38,889
    Time certificates, $100 and over               120,974        68,170
                                                  --------      --------
      Total deposits                               698,132       559,283
Accrued interest payable and other liabilities       5,449        15,079
Subordinated debentures                              3,000         3,000
Company obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely junior subordinated debentures     20,000           --
                                                  --------      --------
Total Liabilities                                  726,581       577,362
    Shareholders' equity:
      Preferred stock, no par value:
        4,000,000 shares authorized; none issued       --            --
      Common stock, no par value: 6,000,000
        shares authorized; shares outstanding:
        3,337,757 at September 30, 1997 and
        3,238,887 at December 31, 1996              36,181        34,884
     Unrealized gain on available-for-sale
        securities, net of taxes                         5            71
     Retained earnings                              14,830         9,727
                                                  --------      --------
Total shareholders' equity                          51,016        44,682
                                                  --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $777,597      $622,044
                                                  ========      ========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                                    3 of 23

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share
 data)


                                                     Three Months                      Nine Months Ended
                                                        Ended
                                                     September 30,                        September 30,
                                              --------------------------            -----------------------
                                                1997               1996               1997            1996
                                              -------            -------            -------         -------
                                            (unaudited)        (unaudited)        (unaudited)     (unaudited)
   INTREST INCOME:
       Interest on loans                      $14,149            $ 9,218            $38,453         $25,471
       Interest on investment
        securities:
          Taxable                               1,415              1,638              4,124           4,420
          Non-taxable                             203                161                588             509
                                              -------            -------            -------         -------
          Total investment securities           1,618              1,799              4,712           4,929
       Other interest income                      957                560              2,027           1,508
                                              -------            -------            -------         -------
           Total interest income               16,724             11,577             45,192          31,908
   INTEREST EXPENSE:
       Interest on deposits                     5,785              4,092             15,630          11,260
       Other interest expense                     584                 92              1,640             283
                                              -------             ------            -------         -------
           Total interest expense               6,369              4,184             17,270          11,543
                                              -------             ------            -------         -------
               Net interest income             10,355              7,393             27,922          20,365
       Provision for loan losses                1,209                606              5,287           1,291
                                              -------             ------            -------         -------
       Net interest income after
        provision
           for loan losses                      9,146              6,787             22,635          19,074
   OTHER INCOME:
       Trust fees                                 550                375              1,485           1,028
       Gain on sale of SBA loans                  216                122                555             375
       Depositor service fees                     326                275                871             781
       Other loan fees                             47                 59                 69             108
       Investment gains (losses)                    5               (122)               (44)           (219)
       Other                                      136                163                419             514
                                              -------             ------            -------         -------
            Sub-total other income              1,280                872              3,355           2,587
       Warrant income                              47                  -              1,162               -
                                              -------             ------            -------         -------
            Total other income                  1,327                872              4,517           2,587
   OPERATING EXPENSES:
       Compensation and benefits                3,829              2,982             11,158           8,612
       Occupancy and equipment                  1,085                846              3,187           2,381
       Professional services                      383                288              1,095             894
       Marketing                                  260                247                724             596
       Client services                             72                105                226             320
       FDIC insurance and regulatory
        assessments                                55                 22                156              75
       Data Processing                             61                 68                179             214
       Other real estate, net                       1                  5                  6              35
       Other                                      736                765              2,158           1,964
                                              -------             ------            -------         -------
           Sub-total operating expenses         6,482              5,328             18,889          15,091
       Legal settlement recovery                    -                  -             (1,700)              -
                                              -------             ------            -------         -------
           Total operating expenses             6,482              5,328             17,189          15,091
                                              -------             -----             -------         -------
   Income before income tax expense             3,991              2,331              9,963           6,570
       Income tax expense                       1,584                968              3,866           2,649
                                              -------             ------            -------         -------
    Net income                                $ 2,407            $ 1,363            $ 6,097         $ 3,921
                                              =======             ======            =======         =======
    Net income per common and
        common equivalent share               $  0.66            $  0.41            $  1.68         $  1.19
                                              =======            =======            =======         =======

See notes to consolidated financial statement.
-----------------------------------------------------------------------------------------------------------


                                    4 of 23

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                 Nine Months ended
                                                                    September 30,
                                                         -------------------------------
                                                            1997                  1996
                                                         ---------             ---------
OPERATING ACTIVITIES:
    Net income                                           $   6,097             $   3,921
    Reconciliation of net income
      to net cash from operations:
     Provision for loan losses                               5,287                 1,291
     Depreciation and amortization                             904                   462
     Accrued interest receivable
     and other assets                                       (3,980)               (1,089)
     Accrued interest payable and
     other liabilities                                       2,370                  (399)
     Net change in deferred loan
     fees                                                      586                   454
     Stock dividends on other
     securities                                                (52)                    -
     Accrued deferred income taxes                          (1,700)                   58
     Loss on sale of securities                                 44                  (219)
                                                         ---------             ---------
     Cash provided by operating
     activities                                              9,556                 4,479

INVESTING ACTIVITIES:
    Maturities and principal
      reductions on investment securities:

     Held-to-maturity                                       16,379                16,620
     Available-for-sale                                     32,624                10,527
    Purchase of investment
     securities:
     Held-to-maturity                                       (2,472)              (25,790)
     Available-for-sale                                    (75,450)              (26,609)
    Net change in loans                                   (105,493)              (98,219)
    Sale of available-for-sale
     securities                                              1,948                23,285
    Purchase of life insurance
     policies                                                    -                  (327)
    Purchase of premises and
     equipment, net                                         (1,037)               (1,812)
                                                         ---------             ---------
     Cash used in investing activities                    (133,272)             (102,077)

FINANCING ACTIVITIES:
    Net change in deposits                                 138,849                98,532
    Net change in short-term
     borrowings                                            (12,000)                    -
    Proceeds from issurance of
     Trust Preferred Securities                             20,000                     -
    Stock purchased by employees
     and stock options exercised                             1,798                 1,595
    Cash dividends                                          (1,495)               (1,078)
                                                         ---------             ---------
     Cash provided by financing
     activities                                            147,152                99,049
                                                         ---------             ---------
Net increase in cash and cash
 equivalents                                                23,436                 1,203
Cash and cash equivalents at
 beginning of period                                        53,896                58,111
                                                         ---------             ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                               $  77,332             $  59,314
                                                         =========             =========

CASH FLOWS--SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:

     Interest on deposits and
     other borrowings                                    $   5,894             $  11,602
     Income taxes                                            5,560                 2,631
    Non-cash transactions:
     Additions to other real
     estate owned                                              173                     -

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                                    5 of 23

                     GREATER BAY BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (UNAUDITED)

1.   BASIS OF  PRESENTATION

Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, or "Greater Bay" when referring only to the parent company) is a California corporation and bank holding company that was incorporated on November 14, 1984 as San Mateo County Bancorp. The name was changed to Mid-Peninsula Bancorp on October 7, 1994 as a result of the merger between San Mateo County Bancorp and Mid-Peninsula Bancorp. Subsequently, the name was changed to Greater Bay Bancorp on November 27, 1996, as a result of the merger between Mid-Peninsula Bancorp and Cupertino National Bancorp. Upon consummation of the merger with Cupertino National Bancorp, the Company became a multi-bank holding company with wholly owned bank subsidiaries, Mid-Peninsula Bank ("MPB") and Cupertino National Bank & Trust ("CNB"), collectively the "Banks". MPB commenced operations in October 1987 and is a state chartered bank regulated by the Federal Reserve Bank ("FRB") and the California State Banking Department. CNB commenced operations in May 1985 and is a national banking association regulated by the Office of the Comptroller of Currency ("OCC"). The mergers were accounted for as a pooling of interests. Accordingly, all of the financial information for the Company for the periods prior to the merger have been restated to reflect the pooling of interests as if it occurred at the beginning of the earliest reporting period presented. The accompanying unaudited consolidated financial statements include the accounts of the Company. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. The results of operations for the quarter and year-to-date periods ended September 30, 1997 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report to Shareholders.

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

                                    6 of 23

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources" for discussion of Tier I Capital.

5.  SHARE AND PER SHARE AMOUNTS

Earnings per common and common equivalent shares are calculated based upon the weighted average number of shares outstanding during the period, plus equivalent shares representing the effect of dilutive stock options. The number of shares used to compute earnings per share were 3,644,952 and 3,339,566 for the three months ended September 30, 1997 and 1996, respectively. The number of shares used to compute earnings per share were 3,628,081 and 3,305,807 for the nine months ended September 30, 1997 and 1996, respectively.

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

6.  CASH DIVIDEND

The Company declared a cash dividend of $.15 per share to shareholders of record on September 30, 1997 payable on October 15, 1997. The Company paid a quarterly cash dividend of $.15 per share on April 21, 1997 to shareholders of record on April 7, 1997 and a quarterly cash dividend of $.15 per share on July 15, 1997 to shareholders of record on June 30, 1997.


7.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. The Company intends to comply with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997.

On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The impact of adopting SFAS No. 130 has not yet been determined.

                                    7 of 23

                     GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

The Company reported net income for the third quarter of 1997 of $2.4 million or $0.66 per common and common equivalent share, compared to net income of $1.4 million, or $0.41 per common and common equivalent share, reported in the third quarter of last year. Return on average assets annualized for the third quarters of 1997 and 1996 were 1.25% and .98%, respectively, while the annualized return on average common equity was 19.56% for the third quarter of 1997, compared with 12.35% for the third quarter of 1996.

The earnings for the third quarter of 1997 includes $47,000 in warrant income resulting from the exercise of warrants and the sale of the underlying shares of common stock in two of the clients of the Banks. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

For the nine months ended September 30, 1997, the Company reported net income of $6.1 million, or $1.68 per common and common equivalent share, compared to net income of $3.9 million, or $1.19 per common and common equivalent shares for the comparable period in 1996. The annualized return on average assets and return on average equity for the first nine months of 1997 were 1.16% and 16.81%, respectively compared to an annualized return of average assets of 1.02% and return on average equity of 12.45% for the first nine months of 1996, respectively.

Non performing assets (including nonaccrual loans, loans 90 days past due and still accruing and other real estate owned ("OREO")) totaled $3.4 million at September 30, 1997, an increase of $130,000 from December 31, 1996, and an increase of $251,000 from September 30, 1996. The ratio of nonperforming

                                    8 of 23
assets to total assets was .44% at September 30, 1997, down from .52% at December 31, 1996 and down from .54% at September 30, 1996.

The allowance for loan losses was $11.8 million at September 30, 1997, compared with $7.3 million at December 31, 1996 and $5.6 million at September 30, 1996. The provision for loan losses was $1.2 million for the third quarter of 1997, compared to $606,000 recorded in the third quarter of 1996 (see discussion below). Net charge-offs were $309,000 for the third quarter of 1997 and $74,000 for the third quarter of 1996. The ratio of the allowance for loan losses to nonperforming loans was 348% at September 30, 1997, compared with 224% at December 31, 1996 and 178% at September 30, 1996. The ratio of the allowance for loan losses to total loans was 2.13% at September 30, 1997, compared with 1.63% at December 31, 1996 and 1.45% at September 30, 1996.

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

Shareholders' equity increased $6.3 million to $51.0 million, or 6.56% of assets, at September 30, 1997, from $44.7 million , or 7.18% of assets, at December 31, 1996. The increase was primarily due to net earnings and stock purchased by directors and employees through stock option and stock purchase plans and partially offset by cash dividend payments of $.15 per common share in the first and second quarters and the third quarter cash dividend of $.15 per common share that was declared on September 5, 1997 to shareholders of record as of September 30, 1997.

The Company's Tier 1 and total risk-based capital ratios were 11.21% and 12.94% at September 30, 1997, respectively, compared with 8.75% and 10.54% at December 31, 1996, respectively. The leverage ratio increased to 9.28% at September 30, 1997 from 7.27% at December 31, 1996. At September 30, 1997, the Company's risk-based capital and leverage ratios, as well as those of the Banks, exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

Greater Bay's common stock closed at $42.875 per share on September 30, 1997, representing approximately 280% of the $15.28 book value per common share, compared with $24.38 per share and 177% of the $13.80 book value per common share at December 31, 1996.


PROPOSED MERGER

Greater Bay, GBB Acquisition Corp., a California corporation and wholly-owned subsidiary of GBB ("Newco"), and Peninsula Bank of Commerce ("PBC") entered into a Plan of Reorganization and Merger dated September 5, 1997 (the "Agreement"). The merger, would result in the formation of the largest multi-bank holding company based in the San Francisco Peninsula/South Bay region, and the third-largest publicly traded independent bank holding company in the San Francisco Bay area, with total assets of approximately $867 million and equity of over $84 million. MPB, CNB and PBC which is subject to among other things, the receipt of necessary shareholder and regulatory approval, would operate as wholly-owned subsidiaries of Greater Bay and would focus on serving the greater Bay area, including the South San Francisco, Northern Peninsula and South Bay markets, through their nine office locations.

                                    9 of 23

The terms of the Agreement provide for PBC shareholders to receive a number of shares of Greater Bay common stock determined based on the Average Closing Price, of Greater Bay common stock (as defined in the Agreement) during the 15 trading days preceding the effective time of the merger. If the Average Closing Price is greater than $36.67, a number of shares of Greater Bay common stock equal to the quotient obtained by dividing (A) $44.00 plus the product of .3333 times the difference between the Average Closing Price and $26.67, by (B) the Average Closing Price. For example, if the Average Closing Price is $42.875, which was the closing price on September 30, 1997, each shareholder of PBC common stock would receive 1.0745 shares of Greater Bay common stock. The merger would be accounted for as a "pooling of interests". Using the conversion ratio, following the merger the shareholders of PBC would own approximately 17.8% of the combined company, giving effect to all outstanding options.

In connection with the Agreement, PBC has granted Greater Bay an option to purchase up to 19.9% of the outstanding shares of PBC's common stock under certain circumstances in the event the transaction if terminated.

RESULTS OF OPERATIONS

NET INTEREST INCOME
The following table presents the Company's average balance sheet, net interest income and the resultant yields for the quarterly periods presented:

                                       Three Months Ended                Three Months Ended              Three Months Ended
                                       September 30, 1997                   June 30, 1997                September 30, 1996
                             ----------------------------------------------------------------------------------------------
                                                            Average                                Average
                                  Average                    Yield/      Average                    Yield/      Average
(Dollars in thousands)          Balance (1)    Interest       Rate     Balance (1)    Interest       Rate     Balance (1)
                             ----------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans (2) (3)                   $540,626        $14,149     10.38%     $505,225        $13,051     10.36%     $358,528
  Taxable investments               89,949          1,472      6.55%       89,595          1,429      6.38%       99,251
  Non-taxable investments (4)       14,879            274      7.36%       15,133            269      7.10%       14,816
  Federal funds sold                69,025            900      5.17%       52,311            709      5.44%       43,247
   Total interest-earning         --------        -------   --------     --------        -------     ------     --------
    assets                         714,479         16,795      9.33%      662,264         15,458      9.36%      515,842

Noninterest-earning assets          50,361                                 40,124                                 41,453
                                  --------                               --------                               --------
  Total assets                    $764,840                               $702,388                               $557,295
                                  ========                               ========                               ========

Interest-bearing liabilities:
 Deposits:
    NOW and MMDA                  $352,278        $ 3,291      3.71%     $315,232        $ 3,032      3.86%     $285,402
    Savings deposits                56,753            740      5.17%       36,576            362      3.97%       12,801
    Time deposits                  137,874          1,753      5.04%      141,003          1,928      5.48%      102,572
                                  --------        -------      -----     --------        -------      -----     --------
       Total deposits              546,905          5,784      4.20%      492,811          5,322      4.33%      400,775
 Borrowings                         23,380            584      9.91%       32,567            764      9.41%        3,422
                                  --------        -------     ------     -------        --------      -----     --------
     Total interest-bearing
      liabilities                  570,285          6,368      4.43%      525,378          6,086      4.65%      404,197
                                  --------        -------     ------     --------        -------      -----     --------
Noninterest-bearing deposits       136,858                                123,695                                106,423
Other noninterest-bearing
 liabilities                         8,898                                  5,306                                  2,775
                                  --------                                -------                               --------
Total noninterest-bearing
 liabilites                        145,756                                129,001                                109,198
Shareholders' equity                48,799                                 48,009                                 43,900
                                  --------                               --------                               --------
    Total liabilities and
      shareholders' equity        $764,840                               $702,388                               $557,295
                                  ========                              =========                               ========
Net interest income;
 interest rate spread                             $10,427      4.90%                     $ 9,372      4.72%
                                                  =======      =====                     =======      =====
Net interest-earning assets;
 net yield (5)                    $144,194                     5.79%     $136,886                     5.68%     $111,645
                                  ========                     =====     ========                     =====     ========

                                        Three Months Ended
                                        September 30, 1996
                                    ----------------------------
                                                  Average
                                                   Yield/
(Dollars in thousands)               Interest       Rate
                                    ----------------------------
Interest-earning assets:
  Loans (2) (3)                          $ 9,218     10.23%
  Taxable investments                      1,638      6.60%
  Non-taxable investments (4)                272      7.34%
  Federal funds sold                         560      5.15%
   Total interest-earning                -------     ------
    assets                                11,688      9.01%

Noninterest-earning assets
  Total assets

Interest-bearing liabilities:
 Deposits:
    NOW and MMDA                         $ 2,650      3.69%
    Savings deposits                         105      3.26%
    Time deposits                          1,337      5.19%
                                         -------      -----
       Total deposits                      4,092      4.06%
 Borrowings                                   92     10.70%
                                         -------     ------
     Total interest-bearing
      liabilities                          4,184      4.12%
                                         -------     ------
Noninterest-bearing deposits
Other noninterest-bearing
 liabilities

Total noninterest-bearing
 liabilites
Shareholders' equity

    Total liabilities and
      shareholders' equity

Net interest income;
 interest rate spread                   $ 7,504      4.90%
                                        =======     ======
Net interest-earning assets;
 net yield (5)                                       5.79%
                                                     =====

(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column; however, only collected interest is included in the interest column.
(3) Loan fees totaling $778,000, $694,000 and $505,000 are included in loan interest income for the periods ended September 30, 1997, June 30, 1997 and September 30, 1996, respectively.
(4) Tax exempt interest income includes $71,000, $71,000 and $111,000 for the 3 month periods ending September 30 1997, June 30, 1997, and September 30, 1996, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(5) The net yield on interest-earning assets during the period equals net interest income divided by average interest-earning assets for the period.

                                    10 of 23

The following table presents the dollar amount of certain changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the quarterly periods indicated. Changes due to both the ratio an volume have been allocated proportionately.

                                      Three months ended September 30, 1997            Three months ended September 30, 1997
                                          compared with June 30, 1997                    compared with September 30, 1996
                                           favorable (unfavorable)                           favorable (unfavorable)
                                -------------------------------------------------   -----------------------------------------------

(Dollars in thousands)             Volume            Rate             Total           Volume           Rate              Total
                                ------------------------------------------------    -----------------------------------------------
Interest income on loans          $1,066            $  32             $1,098       $4,788              $143             $4,931
Taxable investments                    6               37                 43         (152)              (14)              (166)
Non taxable investments               (5)              10                  5            3                (1)                 2
Federal funds sold                   226              (35)               191          337                 3                340
                                  ------             -----             ------       ------             -----             ------

Change in total interest income    1,293               44              1,337        4,976                131             5,107
Interest expense on deposits
     NOW and MMDA                    374             (115)               259          632                  9               641
     Savings deposits                244              134                378          541                 94               635
     Time deposits                   (38)            (137)              (175)         454                (38)              416
                                  ------             -----             ------       ------             -----             ------
                                     580             (118)               462        1,627                 65             1,692
Interest expense on borrowing       (221)              41               (180)         500                 (8)              492
                                  ------             -----             ------       ------             -----             ------
Change in total interest
 expense                             359              (77)               282        2,127                 57             2,184
                                  ------             -----             ------       ------             -----             ------

Increase (decrease) in net
 interest income                  $  934            $ 121             $1,055       $2,849               $ 74            $2,923
                                  ======            =====             ======       ======               ====            ======

The Company's net interest income for the third quarter of 1997 was $10.4 million, a $1.1 million increase over the second quarter of 1997, and a $3.0 million increase over the third quarter of 1996. When compared to the second quarter of 1997, average earning assets increased by $52.2 million, while the net yield on average earning assets increased from 5.68% in the second quarter of 1997 to 5.79% in the third quarter of 1997. The increase in net interest income was primarily due to an increase in the volume of interest-earning assets.

Compared to the third quarter of 1996, average earning assets during the third quarter of 1997 increased by $198.6 million. Average loans in the third quarter of 1997 increased by $182.1 million, or 51%, over the third quarter of 1996, which was also the principal reason average interest-earning assets increased. The Company's average interest-bearing deposits grew $146.1 million and non-interest bearing deposits grew by $30.4 million, compared to the third quarter of 1996.

                                    11 of 23

The following tables present the Company's average balance sheet, net interest income and interest rates for the nine-month periods presented, as well as the analysis of variances due to rate and volume:

                                            Nine Months Ended                                         Nine Months Ended
                                            September 30, 1997                                        September 30, 1996
                                  --------------------------------------                --------------------------------------
                                                                Average                                              Average
                                  Average                       Yield/                  Average                      Yield/
(Dollars in thousands)            Balance (1)     Interest      Rate                    Balance (1)     Interest     Rate
                                  ----------     ----------   ----------                ----------     ----------   ----------
Interest-earning assets:
  Loans (2) (3)                    $503,470      $38,453        10.21%                      $327,474        $25,471      10.39%

  Taxable investments                85,281        4,185         6.54%                        94,566          4,423       6.24%

  Non-taxable investments (4)        14,891          789         7.07%                        12,965            771       7.93%

  Federal funds sold                 49,739        1,966         5.28%                        38,753          1,505       5.19%
                                   --------      -------       -------                      --------       --------    --------
    Total interest-earning assets   653,381       45,393         9.29%                       473,758         32,170       9.07%

Noninterest-earning assets           47,034                                                   39,408
                                   --------                                                 --------
  Total assets                     $700,415                                                 $513,166
                                   ========                                                 ========

Interest-bearing liabilities:
 Deposits:
    NOW and MMDA                   $329,486      $ 9,223         3.74%                       256,262        $ 7,096       3.70%

    Savings deposits                 37,335        1,354         4.85%                        14,986            385       3.43%

    Time deposits                   129,651        5,053         5.21%                        96,649          3,779       5.22%
                                  ---------      -------        ------                       -------        -------      -------
        Total deposits              496,471       15,630         4.21%                       367,897         11,260       4.09%

 Borrowings                          25,263        1,640         8.68%                         3,347            283      11.29%
                                  ---------      -------        ------                      --------        -------      ------
     Total interest-bearing         521,734       17,270         4.43%                       371,244         11,543       4.15%
      liabilities

Noninterest-bearing deposits        124,686                                                   97,434
Other noninterest-bearing
 liabilities                          5,512                                                    2,408
                                  ---------                                                ---------
Total noninterest-bearing
 liabilites                         130,198                                                   99,842
Shareholders' equity                 48,483                                                   42,080
                                  ---------                                                ---------
    Total liabilities and
      shareholders' equity          700,415                                                  513,166
                                  =========                                                =========
Net interest income; interest
rate spread                                      $28,123         4.86%                                      $20,627       4.92%
                                                 =======         =====                                      =======       =====

Net interest-earning assets;
 net yield (5)                     $131,647                      5.75                       $102,514                      5.82%
                                   ========                      ====                       ========                      =====

(1) Average balances are computed using an average of the daily balances during the period.
(2) Non-accrual loans are included in the average balance column;
however, only collected interest is included in the interest column.
(3) Loan fees totaling $1,969,000 and $1,548,000 are included in loan interest income for the periods ended September 30, 1997 and September 30, 1996, respectively.
(4) Tax exempt interest income includes $201,000 and $262,000 for the nine month periods ending September 30, 1997 and September 30, 1996, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(5) The net yield on interest-earning assets during the period equals net interest income divided by average interest-earning assets for the period.

                                   12 of 23

The following table presents the dollar amount of certain changes in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities and the difference attributable to changes in average rates and volumes for the six months periods indicated. Changes due to both the ratio an volume have been allocated proportionately.


                                       Nine  months ended September 30, 1997
                                         compared with September 30, 1996
                                              favorable (unfavorable)
                                     ------------------------------------------
(Dollars in thousands)               Volume          Rate                Total
                                     ------          ----               -------
Interest income on loans             $13,426         $(444)             $12,982
Taxable investments                     (449)          211                 (238)
Non taxable investments                  108           (90)                  18
Federal funds sold                       433            28                  461
                                     -------         -----              -------
Change in total interest
 income                               13,518          (295)              13,223
Interest expense on deposits
     NOW and MMDA                      2,043            84                2,127
     Savings deposits                    759           210                  969
     Time deposits                     1,283            (9)               1,274
                                     -------         -----              -------
                                       4,085           285                4,370
Interest expense on
 borrowings                            1,437           (80)               1,357
                                     -------         -----              -------
Change in total interest
 expense                               5,522           205                5,727
                                     --------        ------             --------

Increase (decrease) in net
 interest income                     $ 7,996         $(500)             $ 7,496
                                     =======         =====              =======

For the nine month period ended September 30, 1997, the Company experienced an increase in net interest income of $7.5 million, compared to the first nine months of 1996. This increase was mainly due to the increased volume in the loan portfolio, partially offset by reduced yields on loans, and the increased volume of interest-bearing deposits. For the nine months ended September 30, 1997, average other borrowings primarily consisted of $3.0 million of subordinated debt which was issued at 11.5% in the Fall of 1996 and $20.0 million of Trust Preferred Securities which was issued at 9.75% in the first quarter of 1997. The Trust Preferred Securities qualify for Tier I capital, and the subordinated debt qualifies for Tier II Capital. For the nine months ended September 30, 1997, the Company's net interest spread of 5.75% reflected a decrease from 5.82% for the same period in 1996. The decrease is primarily attributable to the 9.75% Trust Preferred Securities.

The Company provides client services to several of its noninterest-bearing demand deposit customers. The amount of credit available to clients is based on a calculation of their average noninterest-bearing deposit balance, adjusted for float and reserves, multiplied by an earnings credit rate, generally a percentage of the average of the month's 90 day T-Bill rate. The credit can be utilized to pay for services including messenger service, account reconciliation and other similar services. If the cost of the services provided exceeds the available credit, the customer is charged for the difference.

                                   13 of 23

The impact of this expense on the Company's net interest spread and net yield on interest-earning assets was as follows:


                                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                                      1997                    1996            1997                   1996
                                                    --------                --------        --------                -------
Average noninterest-bearing demand deposits         $136,858                $106,423        $124,686                $97,434
Client Service expense                                    72                     105             226                    320
Client Service cost annualized                         0.21%                   0.39%           0.24%                  0.44%

Impact on Net Yield
-------------------
Net yield on interest-earning assets                   5.79%                   5.79%           5.75%                  5.82%
Impact of client services                             -0.04%                  -0.08%          -0.05%                 -0.09%
                                                    --------                 -------         -------                -------
Adjusted net yield (1)                                 5.75%                   5.71%           5.71%                  5.73%
                                                    ========                 =======         =======                =======

(1) Noninterest-bearing liabilities are included in the cost of funds calculation to determine adjusted spread.

The negative impact on the net yield on interest earning assets is caused by off-setting net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expense has decreased in 1997 due to decreased volume of activity in services to noninterest-bearing demand deposit clients in relationship to total deposits.

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

                                    14 of 23

The following table shows interest sensitivity gaps for different intervals as of September 30, 1997:

INTEREST SENSITIVITY ANALYSIS
Repricing Periods

                                                  More Than    More Than   More Than                          Total
                          Immediate  2 Days To     6 months     1 Year      3 Yrs    More Than  Total Rate    Non-rate
(Dollars in thousands)     One Day    6 Months    to 1 year    to 3 Yrs    to 5 Yrs    5 Yrs    Sensitive    Sensitive    Total
                          ----------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks   $      -  $       -     $      -     $     -     $     -   $      -    $      -    $  39,803   $ 39,803
Short term investments      37,300          -            -           -           -          -      37,300            -     37,300
Investment securities            -      6,273        6,370      21,710       4,957     93,250     132,560            -    132,560
Loans                      447,498      9,347        4,774      20,223      11,405     62,329     555,576            -    555,576
Loan loss/unearned fees          -          -            -           -           -          -           -      (14,340)   (14,340)
Other assets                     -          -            -           -           -          -           -       26,698     26,698
                          --------  ---------     --------     -------     -------   --------    --------    ---------   --------
Total assets              $484,798  $  15,620     $ 11,144     $41,933     $16,362   $155,579    $725,436    $  52,161   $777,597
                          ========  =========     ========     =======     =======   ========    ========    =========   ========
Liabilities and Equity:
Deposits
  Demand                  $      -  $       -     $      -     $     -     $     -   $      -    $      -    $ 151,152   $151,152
  NOW, MMDA, and savings   405,697          -            -           -           -          -     405,697            -    405,697
  Time deposits                  -    126,404       13,456       1,071         167        185     141,283            -    141,283
Subordinated debt (1)            -          -            -           -           -      3,000       3,000            -      3,000
Trust preferred securities (2)   -          -            -           -           -          -      20,000            -     20,000
Other liabilities                -          -            -           -           -          -           -        5,449      5,449
Shareholders' equity             -          -            -           -           -          -           -       51,016     51,016
                          --------  ---------     --------     -------     -------   --------    --------    ---------   --------
Total liabilities and
 equity                   $405,697  $ 126,404     $ 13,456     $ 1,071     $   167   $ 23,185    $569,980    $ 207,617   $777,597
                          ========  =========     ========     =======     =======   ========    ========    =========   ========
Gap                       $ 79,101  $(110,784)    $ (2,312)    $40,862     $16,195   $132,394    $155,456    $(155,456)  $      -
Cumulative Gap            $ 79,101  $ (31,683)    $(33,995)    $ 6,867     $23,062   $155,456    $310,912    $       -   $      -
Cumulative Gap/total
 assets                      10.17%     -4.07%       -4.37%      0.88%       2.97%     19.99%      39.98%           0%          -
------------------------------------------------------------------------------------------------------------------------------------

(1) On or after October 1, 1998, the Company, at its option, may redeem any or all of the Subordinated Debt, in whole or in part.
(2) On or after April 1, 2002, the Company, at its option, may redeem any or all of the Trust Preferred Securities, in whole or in part.


The foregoing table demonstrates that the Company had a negative cumulative one year gap of $34.0 million of total assets, or 4.37%, at September 30, 1997. In theory, this would indicate that at September 30, 1997, $34.0 million more in liabilities than assets would reprice if there was a change in interest rates over the next 360 days. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

                                    15 of 23

OTHER INCOME
The following table provides details of other income for the quarters presented:

                                                          Quarter Ended
                            ----------------------------------------------------------------------------
                               September 30,   June 30,     March 31,      December 31,    September 30,
(Dollars in thousands)             1997          1997          1997            1996             1996
                            ----------------------------------------------------------------------------
Trust fees                            $  550     $  481           $ 454           $ 397            $ 375
Gain on sale of SBA loans                216        181             158             144              122
Depositor service fees                   326        282             263             265              275
Loan fees                                 47         16               6              24               59
Investment gains (losses)                  5          2             (51)            (44)            (122)
Other                                    136        152             131             158              163
                            ----------------------------------------------------------------------------
Sub-total other income                 1,280      1,114             961             944              872
Warrant income                            47      1,115               -               -                -
                            ----------------------------------------------------------------------------
Total other income                    $1,327     $2,229           $ 961           $ 944            $ 872
                            ============================================================================



Other income was $1.3 million for the third quarter of 1997, a decrease of $902,000 from the second quarter of 1997, and an increase of $455,000 from the third quarter of 1996. The decrease in the 1997 third quarter from the second quarter of 1997 was primarily due to warrant income resulting from the exercise of warrants and the sale of the underlying shares of common stock in two of the clients of the Banks. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Other income was $4.5 million for the nine month period ended September 30, 1997, an increase of $1.9 million from the same period same period in 1996. The increase was primarily due to warrant income (see above), an increase in trust fee income related to the increase in trust assets under management, deposit service fees due to increasing deposit balances, gain on SBA sales and investment gains(losses) due to the sale of securities in 1996 at a loss.

                                    16 of 23

OPERATING EXPENSE
The following table provides details of operating expense for the quarters presented:

                                                                Quarter Ended
                                  ---------------------------------------------------------------------------
                                     September 30,   June 30,     March 31,      December 31,   September 30,
(Dollars in thousands)                   1997          1997          1997            1996           1996
                                  ---------------------------------------------------------------------------
Compensation and benefits                   $3,829     $3,632         $ 3,697          $3,269          $2,982
Occupancy and equipment                      1,085      1,040           1,062           1,021             846
Professional services                          383        362             350             457             288
Supplies, telephone and postage                254        267             240             187             209
Marketing                                      260        232             232             252             247
Client services                                 72         72              82              90             105
FDIC insurance and assessments                  55         60              41              26              22
Director fees                                   53         53              51              59              57
Other real estate, net                           1          3               2               -               5
Other                                          490        548             379             658             567
                                  ---------------------------------------------------------------------------
Sub-total operating expenses                 6,482      6,269           6,136           6,019           5,328
Legal settlement recovery                        -          -          (1,700)              -               -
                                  ---------------------------------------------------------------------------
Total operating expenses                    $6,482     $6,269         $ 4,436          $6,019          $5,328
                                  ===========================================================================


Operating expenses were $6.5 million for the third quarter of 1997, an increase of $213,000, from the second quarter of 1997, and an increase of $1.2 million from the third quarter of 1996.

Operating expenses, exclusive of the legal settlement recovery were $18.9 million and $15.1 million for the nine month periods ended September 30, 1997 and 1996, respectively.

The increase in operating expenses are mainly attributable to the significant growth that has occurred from the third quarter of 1996 to the third quarter of 1997 and the corresponding increase in employees and the related increase in occupancy expense.

The legal settlement recovery is attributed to the $1.70 million recovery from the Company's insurance coverage related to the $1.70 million legal settlement charge that occurred in the second quarter of 1995.

INCOME TAXES

The provision for income taxes for the third quarter of 1997 of $1.6 million reflects an effective tax rate for the quarter of approximately 40%, compared to a tax provision recorded for the third quarter of 1996 of $968,000 with an effective tax rate of 42%.

The provision for income taxes for the nine month period ended September 30, 1997 was $3.9 million, as compared to $2.6 million for the nine month period ended September 30, 1996. Those provisions reflect effective tax rates of 39% and 40%, respectively.

FINANCIAL CONDITION

Total assets increased 25% to $777.6 million at September 30, 1997, compared to $622.0 million at December 31, 1996. The increase was primarily due to increase in the Company's loan portfolio funded by growth in deposits.

                                    17 of 23

LOANS

Total gross loans increased 23% to $553.0 million at September 30, 1997, compared to $448.9 million at December 31, 1996. The increase in loan volume was due to an improving economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The following schedule details the activity in the Company's allowance for loan losses and related ratios for each of the quarters:

                                                                                       Quarter ended
                                        --------------------------------------------------------------------------
                                           September 30,    June 30,    March 31,    December 31,    September 30,
(Dollars in millions)                           1997          1997         1997          1996             1996
                                        --------------------------------------------------------------------------
Allowance for loan losses at
    beginning of period                          $10,895     $ 9,066       $7,312          $5,591           $4,976
Provision for loan losses                          1,209       2,130        1,948           1,545              606
Loans charged off                                   (309)       (306)        (207)            (56)             (74)
Loan recoveries                                        7           5           13             232               83
                                                 -------     -------       ------          ------           ------
Allowance for loan losses at
    end of period                                $11,802     $10,895       $9,066          $7,312           $5,591
                                                 =======     =======       ======          ======           ======
Ratio of:
Allowance for loan losses to total loans            2.13%       1.97%        1.85%           1.63%            1.45%
Allowance for loan losses to
    nonperforming loans                              348%        311%         207%            224%             178%
------------------------------------------------------------------------------------------------------------------


The provision for loan losses was $1.2 million in the third quarter of 1997, a decrease of $921,000 from the $2.1 million in the second quarter of 1997, and a $603,000 increase from the $606,000 in the third quarter of 1996.

The provision for loan losses was $5.3 million for the nine month period ended September 30, 1997, as compared to $1.3 million for the same period in 1996.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, and the existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for loan losses was $11.8 million at September 30, 1997, compared with $10.9 million at June 30, 1997, and $9.1 million at March 31, 1997. During the first three quarters in 1997, the Company has increased the provision and allowance for loan losses to reflect the emergence of certain risk factors within its loan portfolio. The principal risk factor is the lack of seasoning within the Company's loan portfolio due to the dramatic growth in the size of the loan portfolio. Total gross loans have increased from $290.2 million to $555.6 million, or 91.2% in the 21 month period ended September 30, 1997.

                                    18 of 23

The ratio of the allowance for loan losses to total loans was 2.13% at September 30, 1997, compared with 1.63% at December 31, 1996, and 1.45% at September 30, 1996. The ratio of the allowance for loan losses to total nonperforming loans, including foreclosed real estate, was 401% at September 30, 1997, compared to 224% at December 31, 1996 and 178% at September 30, 1996.

NONPERFORMING ASSETS

The following table provides the Company's nonperforming assets for the quarters presented:

                                                                      Quarter ended
                                             -------------------------------------------------------------------------
                                              September 30,    June 30,    March 31,     December 31,    September 30,
(Dollars in millions)                             1997           1997        1997            1996             1996
                                             -------------------------------------------------------------------------
Non-accrual loans                                 $2,889      $3,170       $3,166          $1,875           $2,457
Restructured loans                                     -           -            -               -                -
Accruing loans past due 90 days or more              409           3          933           1,237              686
                                                  ------      ------       ------          ------           ------
Total nonperforming loans                          3,298       3,173        4,099           3,112            3,143
OREO                                                  96         325          289             152                -
                                                  ------      ------       ------          ------           ------
Total nonperforming assets                        $3,394      $3,498       $4,388          $3,264           $3,143
                                                  ======      ======       ======          ======           ======
Total nonperforming assets to total
 assets                                             0.44%       0.45%        0.66%           0.52%            0.54%
------------------------------------------------------------------------------------------------------------------


Total nonperforming assets, which includes nonperforming loans (see below) and OREO, was $3.4 million at September 30, 1997, compared with $3.3 million at December 31, 1996, and $3.1 million at September 30, 1996. Nonperforming loans, which includes non-accrual loans, restructured loans, and accrual loans which are past due 90 days or more, were $3.3 million at September 30, 1997, compared with $3.1 million at December 31, 1996, and $3.1 million at September 30, 1996.

Accruing loans past due 90 days or more, which are well secured and in the process of collection, were $409,000 at September 30, 1997, compared with $1.2 million at December 31, 1996, and $686,000 at September 30, 1996. It is the Company's policy to discontinue the accrual of interest when the ability of a borrower to repay principal or interest is in doubt, or when a loan is past due 90 days or more, except when, in management's judgment, the loan is well secured and in the process of collection.

Total classified assets increased to $13.6 million at September 30, 1997, from $9.4 million at December 31, 1996. The $4.2 million increase is primarily due to an increase in classified technology loans. The Company has focused strategically on technology loans through the Venture Lending department, and the volume of this type of loan has increased significantly.

As of September 30, 1997, the Company had one foreclosed property for $96,000, compared with $152,000 at December 31, 1996, and none at September 30, 1996.

The Company has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management and an internal asset review committee review problem loans on a regular basis.

DEPOSITS

The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits reached $698.1 million at September 30, 1997, an increase of 25%, compared to deposits of $559.3 million at December 31, 1996.

                                    19 of 23

Total average interest-bearing deposits increased 35% to $496.5 million for the nine month period ended September 30, 1997, compared to an average of $367.9
million for the same period in 1996.   The increase in deposits was due to the
continued marketing efforts directed at commercial business clients in the Company's market areas, coupled with an increase in deposits related to the activities of the Greater Bay Trust Company and the Venture Banking Group.

Non-interest-bearing deposits were $151.2 million at September 30, 1997, compared to $139.9 million at December 31, 1996. As its regional offices expand, the Company anticipates this funding source to increase.

CAPITAL RESOURCES

A banking organization's total qualifying capital includes two components, core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, certain other capital instruments, and term subordinated debt. The Company's major capital components are shareholders' equity in core capital, Trust Preferred Securities, the allowance for loan losses and subordinated debt in supplementary capital.

The Company's and the Bank's total risk-based capital and leverage ratios were as follows at the dates indicated:

                                                                 September 30, 1997
                                        -------------------------------------------------------------------
                                        Tier 1 Capital           Tier 1 Capital to      Total Capital to
                                          to Average               Risk-weighted          Risk-weighted
                                        Quarterly Assets              Assets                  Assets
                                        -------------------------------------------------------------------
                                        Balance     Percent      Balance    Percent      Balance    Percent
(Dollar in thousands)
GREATER BAY BANCORP                      $71,012      9.28%      $71,012     11.21%      $81,978     12.94%
Well capitalized requirement             $38,242      5.00%      $38,008      6.00%      $63,346     10.00%
Excess capital                           $32,770      4.28%      $33,004      5.21%      $18,632      2.94%

MID-PENINSULA BANK                       $30,136      8.73%      $30,136     11.11%      $33,532     12.36%
Well capitalized requirement             $17,252      5.00%      $16,280      6.00%      $27,133     10.00%
Excess capital                           $12,884      3.73%      $13,856      5.11%      $ 6,399      2.36%

CUPERTINO NATIONAL BANK                  $30,566      7.45%      $30,566      8.30%      $38,215     10.37%
Well capitalized requirement             $20,522      5.00%      $22,106      6.00%      $36,843     10.00%
Excess capital                           $10,044      2.45%      $ 8,460      2.30%      $ 1,372      0.37%

                                                                December 31, 1996
                                        -------------------------------------------------------------------
                                         Tier 1 Capital         Tier 1 Capital to         Total Capital to
                                           to Average             Risk-weighted            Risk-weighted
                                        Quarterly Assets             Assets                    Assets
                                        -------------------------------------------------------------------
                                        Balance     Percent      Balance    Percent      Balance    Percent
(Dollar in thousands)
GREATER BAY BANCORP                      $44,530      7.27%      $44,530      8.75%      $53,638     10.54%
Well capitalized requirement             $30,620      5.00%      $30,540      6.00%      $50,901     10.00%
Excess capital                           $13,910      2.27%      $13,990      2.75%      $ 2,738      0.54%

MID-PENINSULA BANK                       $22,810      8.23%      $22,810      9.94%      $25,415     11.07%
Well capitalized requirement             $13,853      5.00%      $13,769      6.00%      $22,949     10.00%
Excess capital                           $ 8,957      3.23%      $ 9,041      3.94%      $ 2,466      1.07%

CUPERTINO NATIONAL BANK                  $21,515      6.42%      $21,515      7.70%      $28,022     10.03%
Well capitalized requirement             $16,765      5.00%      $16,759      6.00%      $27,932     10.00%
Excess capital                           $ 4,750      1.42%      $ 4,756      1.70%      $    90      0.03%

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


LIQUIDITY AND CASH FLOW

The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients, while maintaining an appropriate balance between assets and liabilities to meet the return on investment
                                    20 of 23
requirements of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. The Company maintains $50.0 million in inter-bank Fed Fund purchase lines, as well as $233.0 million in institutional deposit or brokered deposit lines, and $240.0 million in reverse repurchase lines. As of September 30, 1997, the Company had no institutional deposits outstanding and no outstanding federal funds purchased.

Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from interest received and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. Management believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of September 30, 1997, the Company did not have any material commitments for capital expenditures.

Net cash provided by operating activities, primarily representing net interest income, totaled $9.6 million for the nine months ended September 30, 1997, compared to $4.5 million for the same period in 1996. Cash used for investing activities totaled $133.5 million for the nine months ended September 30, 1997, as compared to $102 million for the same period in 1996. The funds used for investing activities primarily represent increases in loans and investment for each year reported.

For the period ended September 30, 1997 net cash provided by financing activities was $147.0 million. Historically, the primary financing activity of the Company has been deposits and short-term borrowings. Deposits increased $138.8 million for the period ended September 30, 1997 and short-term borrowings decreased $12.0 million for the same period. Net proceeds from Trust Preferred Securities issued in 1997 provided an additional $20.0 million. For the period ended September 30, 1996, net cash provided by financing activities was $99.0 million. Deposits increased $98.5 million, while short-term borrowings were unchanged.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

                                   21 of 23

                          PART II.  OTHER INFORMATION

ITEM 1 - ITEM 3, ITEM 5

Not applicable

ITEM 4 - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a)  Exhibits

     27  Financial Data Schedule

(b)  Reports on Form 8-K for the quarter covered by this report
     On September 12, 1997, the Company filed a form 8-K reporting that (a) pursuant to an Agreement and Plan of Reorganization by and among Greater Bay Bancorp ("GBB"), GBB Acquisition Corp., a wholly-owned subsidiary of GBB ("Newco") and Peninsula Bank of Commerce ("PBC") dated September 5, 1997, GBB will acquire PBC via the merger of Newco with and into PBC, with PBC the surviving entity which will continue to operate as a banking subsidiary of GBB. Each share of PBC common stock, no par value, will be converted into the right to receive approximately 1.2 shares of GBB common stock, no par value.

     In connection with the Reorganization Agreement, PBC and GBB entered into a Stock Option Agreement dated September 5, 1997, pursuant to which PBC granted GBB an option, exercisable upon the occurrence of certain events, to purchase up to 19.9% of the issued and outstanding shares of PBC common stock.

                                    22 of 23

                                   SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By: /s/ Steven C. Smith
   --------------------------
   Steven C. Smith
     Executive Vice President, Chief Operating Officer and
     Chief Financial Officer




   Date:  October, 1997


                                    23 of 23