Form 10-Q/A
period 1997-09-30
GREATER BAY BANCORP
filed 1997-11-04
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                                                 Nine Months ended
                                                                    September 30,
                                                         -------------------------------
                                                            1997                  1996
                                                         ---------             ---------
OPERATING ACTIVITIES:
    Net income                                           $   6,097             $   3,921
    Reconciliation of net income
      to net cash from operations:
     Provision for loan losses                               5,287                 1,291
     Depreciation and amortization                             904                   462
     Accrued interest receivable
     and other assets                                       (3,980)               (1,089)
     Accrued interest payable and
     other liabilities                                       2,370                  (399)
     Net change in deferred loan
     fees                                                      586                   454
     Stock dividends on other
     securities                                                (52)                    -
     Accrued deferred income taxes                          (1,700)                   58
     Loss on sale of securities                                 44                  (219)
                                                         ---------             ---------
     Cash provided by operating
     activities                                              9,556                 4,479

INVESTING ACTIVITIES:
    Maturities and principal
      reductions on investment securities:

     Held-to-maturity                                       16,379                16,620
     Available-for-sale                                     32,624                10,558
    Purchase of investment
     securities:
     Held-to-maturity                                       (2,472)              (25,790)
     Available-for-sale                                    (75,450)              (26,609)
    Net change in loans                                   (105,493)              (98,219)
    Sale of available-for-sale
     securities                                              1,948                23,285
    Sale of other real estate
     owned                                                     229                   217
    Principal payments on
     available-for-sale securities                               -                     0
    Purchase of life insurance
     policies                                                    -                  (327)
    Purchase of premises and
     equipment, net                                         (1,037)               (1,812)
                                                         ---------             ---------
     Cash used in investing activities                    (133,272)             (102,077)

FINANCING ACTIVITIES:
    Net change in deposits                                 138,849                98,532
    Net change in short-term
     borrowings                                            (12,000)                    -
    Proceeds from issurance of
     Trust Preferred Securities                             20,000                     -
    Stock purchased by employees
     and stock options exercised                             1,798                 1,595
    Cash dividends                                          (1,495)               (1,078)
                                                         ---------             ---------
     Cash provided by financing
     activities                                            147,152                99,049
                                                         ---------             ---------
Net increase in cash and cash
 equivalents                                                23,436                 1,203
Cash and cash equivalents at
 beginning of period                                        53,896                58,111
                                                         ---------             ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                               $  77,332             $  59,314
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




   Date:  November 4, 1997