Form 10-K405
period 1997-12-31
GREATER BAY BANCORP
filed 1998-03-31
CIK 775473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

MARK ONE

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended December 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from                 to                .

                        COMMISSION FILE NUMBER 0-25034

                              GREATER BAY BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      77-0387041
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             2860 WEST BAYSHORE ROAD, PALO ALTO, CALIFORNIA 94303
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 813-8200

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on March 16, 1998, as reported on the Nasdaq National Market System, was approximately $191,441,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 16, 1998, 4,071,082 shares of the Registrant's Common Stock were outstanding.

  DOCUMENT INCORPORATED BY REFERENCE:        PART OF FORM 10K INTO WHICH
                                                    INCORPORATED:


  (1) Annual Report to Shareholders
for the fiscal year ended December 31,                 Part II
1997.


                                                      Part III
  (2) Definitive Proxy statement for
Annual Meeting of Shareholders to be
filed within 120 days of the fiscal
year ended December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities and Exchange Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, "Greater Bay" when referring only to the parent company and "the Banks" when referring only to Greater Bay's banking subsidiaries, Cupertino National Bank, Mid-Peninsula Bank and Peninsula Bank of Commerce) operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."

ITEM 1. BUSINESS.

GREATER BAY

  Greater Bay is a bank holding company operating Cupertino National Bank ("CNB"), Mid-Peninsula Bank ("MPB") and Peninsula Bank of Commerce ("PBC") with nine regional offices in Cupertino, Millbrae, Palo Alto, Redwood City, San Bruno, San Mateo, and San Jose, California. At December 31, 1997, the Company had total assets of $1,092.4 million, total net loans of $660.6 million and total deposits of $973.4 million.

HISTORY

  Greater Bay Bancorp is the result of the merger (the "1996 Merger"), effective November 27, 1996, of Cupertino National Bancorp ("Cupertino") and Mid-Peninsula Bancorp ("Mid-Peninsula").Cupertino was formed in 1984 as the holding company for CNB, a national banking association which began operating in 1985. Mid-Peninsula was formed in 1984 under the name San Mateo County Bancorp ("San Mateo") as the bank holding company of San Mateo County National Bank, which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1994, WestCal was merged into MPB, a California state chartered bank organized in 1987, and San Mateo concurrently changed its name to Mid-Peninsula Bancorp. On December 23, 1997, the Company completed a merger with PBC (the "PBC Merger"), whereby PBC became a wholly owned subsidiary of Greater Bay. PBC was formed in 1981, as a California state chartered bank. Both of the mergers were accounted for as pooling-of-interests business combinations and, accordingly, all financial data for the periods prior to the mergers have been restated to include the results of the acquired entities.

  The creation of the Company was undertaken with the intention of achieving seven primary goals. These goals included (i) developing a greater banking presence throughout the San Francisco Bay Area by increasing the number of banking offices available to clients; (ii) reaching a critical mass in the Company's market areas in order to better meet competitive challenges inherent in the banking and financial services industries; (iii) enabling the resulting Company to maximize the utilization of capital by increasing the float and marketability of its common stock and, by virtue of its larger size, obtaining access to a lower cost of capital; (iv) providing an opportunity to realize operating efficiencies made available by the combination of the Banks; (v) the ability to generate increased loan and fee income from the Banks' clients as a result of the higher lending limits available to the combined entity; (vi) the ability to leverage marketing expense and thereby improve the return on the combined entity's marketing investment; and (vii) enabling the Banks to cross-sell services.

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

  To implement this philosophy, Greater Bay operates CNB, MPB and PBC as separate subsidiaries by retaining their independent names along with their individual Boards of Directors. The Banks have established strong reputations and customer followings in their respective market areas through attention to client service and an understanding of client needs. In an effort to capitalize on the identities and reputations of the Banks, the Company will continue to market its services under the CNB, MPB and PBC names, primarily through each Bank's relationship managers. The primary focus for the Banks' relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks.

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

CORPORATE GROWTH STRATEGY

  The Company's goal is to become the preeminent financial services company based in the San Francisco Bay Area markets. The Company's business strategy is to focus on increasing its market share within the communities it serves through continued internal growth. The Company also will pursue opportunities to expand its market share through select acquisitions that management believes complement the Company's businesses. Management will consider acquisitions which would expand its presence in its current market areas of San Francisco, Santa Clara and San Mateo Counties, and pursue opportunities to expand its market through acquisitions in other parts of the Bay Area.

RECENT EVENTS

  On February 24, 1998 the Company and Pacific Rim Bancorporation ("PRB"), the holding company of Golden Gate Bank, a California state chartered bank ("Golden"), signed a definitive agreement for a merger between the two companies. The terms of the agreement provide for PRB shareholders to receive approximately 545,000 shares of Greater Bay Bancorp stock subject to certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of PRB will own approximately 12% of the combined company. The transaction is expected to be completed late in the second quarter of 1998 or early in the third quarter of 1998, subject to regulatory approvals. As of December 31, 1997 Golden had $107.3 million in assets, $98.4 million in deposits, and $8.6 million in shareholders' equity. Golden's office is located in the San Francisco financial district. The combined Company, on a pro-forma basis would have had total assets of approximately $1,199.7 million and equity of over $76 million.

  The transaction is anticipated to be accretive to the Company's core earnings in 1998 based on reductions in operating expenses and revenue enhancements resulting from an expanded product line, increased lending capacity and an increased market awareness that can be utilized by Golden. Management of each of the organizations believe that significant opportunities exist to enhance the spectrum of financial services offered to both existing and future clients of Golden while also increasing market penetration in the San Francisco Peninsula market areas.

THE BANKS

 Cupertino National Bank

  CNB presently has four banking offices. At December 31, 1997, CNB had total assets of $471.2 million, total net loans of $345.9 million and total deposits of $423.5 million.

 Mid-Peninsula Bank

  MPB presently has three banking offices. At December 31, 1997, MPB had total assets of $402.5 million, total net loans of $243.2 million and total deposits of $359.1 million.

 Peninsula Bank of Commerce

  PBC presently has two banking offices. At December 31, 1997, PBC had total assets of $210.9 million, total net loans of $71.6 million and total deposits of $193.9 million. PBC holds $88.1 million from a single depositor (the Special Deposit). The Special Deposit represents the settlement fund for a class action lawsuit not involving the Company. Due to the uncertainty of the time the Special Deposit will remain with PBC, management has invested the proceeds from this deposit in agency securities with maturities of less than 90 days.

 Banking Services

  Through their networks of regional offices, the Banks provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals. In addition, the Company's trust division, Greater Bay Trust Company, provides trust services to support the trust needs of the Banks' clients.

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

  The Banks also engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $50.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, wholesale and service businesses. The Banks provide interim real estate loans primarily for construction in the Banks' primary service areas of single-family residences, which typically range between approximately $500,000 and $1.0 million, and multi-unit projects, which typically range between approximately $1.5 million and $4.0 million. The Banks provide medium term commercial real estate loans or credits for the financing of commercial or industrial buildings where the properties are either used by the owner for business purposes or have income derived from tenants, which typically range between approximately $750,000 and $3.0 million. Loans to professionals and other individual clients cover a full range of consumer services, such as automobile, aircraft, home improvement and home equity loans, and other secured and unsecured lines of credit, including credit cards.

  Through the Company's Small Business Administration ("SBA") Department, loans are made to smaller businesses and are generally 65% to 80% guaranteed by the SBA. In 1994, CNB was named a Preferred Lender by the SBA. Preferred Lender status is awarded by the SBA to lenders who have demonstrated superior ability to generate, underwrite and service loans guaranteed by the SBA, and results in more rapid turnaround of loan applications submitted to the SBA for approval.

  The Company's Venture Banking Group serves the needs of companies in their start-up and development phase. This unit meets the needs of such clients in the Company's service area by allowing them to access a banking relationship early in their development. The loans to this target group of clients are generally secured by the accounts receivable, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders.

MARKET AREA

  The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in Santa Clara, San Francisco and San Mateo Counties. CNB's primary base of operations is in Cupertino, California, which is in the center of the geographical area referred to as "Silicon Valley", and CNB's operations extend throughout Santa Clara County. Santa Clara County has a population of approximately 1,650,000 and its median annual household income exceeds $77,000. MPB's primary base of operations is centered in Palo Alto, California and extends north through San Mateo County. San Mateo County has a population of approximately 700,000, and its median annual household income is nearly $78,000. PBC's primary base of operations is centered in Millbrae, California, includes northern San Mateo County and extends into San Francisco County. San Francisco County has a population in excess of 760,000, with a mean annual household income exceeding $59,000.

  The commercial base of Santa Clara and San Mateo Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of its geographic concentration, the Company's results depend largely upon economic conditions in these areas. While the economy in the Company's market areas have exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its product and services, and accordingly its results of operations. See "Item 1. Business--Summary of Business Considerations and Certain Factors That May Affect Future Results of Operations and/or Stock Price."

LENDING ACTIVITIES

 Underwriting and Credit Administration

  The lending activities of each of the Banks is guided by the basic lending policies established by its Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of each Bank on a limited basis. Loan requests exceeding individual officer approval limits are approved by the Officers Loan Committees of the respective Banks. Loan requests exceeding these limits are submitted to the Greater Bay Officers Loan Committee, which consists of the President and Chief Executive Officer of Greater Bay, the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of MPB and the Senior Vice President and Chief Credit Officer of Greater Bay. Loan requests which exceed the limits of the Greater Bay Officers Loan Committee are submitted to the Directors Loan Committee for final approval. The Directors Loan Committee consists of four outside directors. Each of these committees meet on a regular basis in order to provide timely responses to the Banks' clients.

  The Company's credit administration function includes an internal review and the regular use of an outside loan review firm. In addition, the Greater Bay Officers Loan Committee and Chief Financial Officer review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within each Bank's loan portfolio and to recommend general reserve percentages and specific reserve allocations. The information reviewed by this committee is submitted to the Boards of Directors of the Company on a monthly basis.

 Loan Portfolio

  Approximately 47.8% of the Company's gross loan portfolio was in commercial loans at December 31, 1997, and real estate construction and land loans represented approximately 16.2% of total loans, primarily for residential projects. In addition, 26.5% of the Company's loans were real estate term loans, which are primarily secured by commercial properties. The balance of the portfolio consists of consumer loans.

  The interest rates charged for the loans made by the Banks vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, associated factors stemming from the client's deposit relationship with the Bank and the Banks' cost of funds.

  Commercial Loans. In their commercial lending activities, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the Venture Banking Group, consist primarily of short-term loans (normally with a maturity of under one year) for working capital and business expansion. Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate (as quoted in the Wall Street Journal) or the Banks' reference rates.

  The Venture Banking Group serves the needs of companies in their start-up and development phase. Typical clients include technology companies, ranging from multimedia, software and telecommunications providers to bio-technology and medical device firms. The Venture Banking Group provides innovative lending products and other financial services, tailored to the needs of start-up and growth-stage companies. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. Because these companies are in the start-up or development phase, many of them will not generate any revenues for several years. The Company often receives warrants from these companies as part of the compensation for its services.

  The Company participates in many SBA programs and, through CNB, is a "preferred lender." Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has qualified staff who are experienced in SBA lending. The Company utilizes both the 504 program, which is focused toward longer-term financing of buildings, and other long-term assets, and the 7A program which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three- to seven-year term. As a preferred lender, the Company has the authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings in serving a customer's needs. The Company's collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The Company generally sells the guaranteed portion of its SBA loans in the secondary market.

  Real Estate Construction and Land Loans. The Banks' real estate construction loan activity has focused on providing short-term (generally less than one year maturity) loans to individuals and developers with whom the Banks have established relationships for the construction primarily of single family residences in the Banks' market areas. Prior to 1994, the Banks concentrated their construction loan activity on owner-occupied custom residences. During 1994, as real estate values began to stabilize, the Banks also entered the construction loan market for multi-unit single family residential projects. Subsequently, the Banks continued to expand their real estate construction portfolio with the help of the improving real estate market in Northern California.

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

  The Banks also occasionally make land loans to person who intends to construct a single family residence on the lot generally within twelve months. In addition, the Banks have occasionally in the past, and may to a greater extent in the future, make commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of the borrower.

  Real Estate Term Loans. The Banks provide medium-term commercial real estate loans secured by commercial or industrial buildings where the properties are either used by the owner for business purposes (owner-user properties) or have income derived from tenants ("investment properties"). The Company's loan policies require the principal balance of the loan, generally between $400,000 and $3.0 million, to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

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

DEPOSITS

  The Banks' deposits are obtained primarily from small and medium-sized businesses, business executives, professionals and other individuals. Each of the Banks offers the usual and customary range of depository products provided by commercial banks. The Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on the business of the Company or any of the Banks. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

  CNB has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 10% of its trust assets under management in liquid funds that are retained in CNB money market demand accounts. At December 31, 1997, these funds totaled approximately $59.0 million. The Venture Banking Group, which finances companies in their start-up and development stage, is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in the bank as part of the banking relationship. At December 31, 1997, clients of the Venture Banking Group had approximately $76.3 million in deposits at CNB.

TRUST SERVICES

  The Greater Bay Trust Company, which is a division of CNB, offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Greater Bay Trust Company acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and nonprofit organizations. Total assets under management by the Greater Bay Trust Company were approximately $577.7 million at December 31, 1997, compared to $418.0 million at December 31, 1996 and $270.0 million at December 31, 1995.

COMPETITION

  The banking and financial services business in California generally, and in the Banks' market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Banks compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. In order to compete with the other financial service providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors and employees with its clients, and specialized services tailored to meet its clients' needs. In those instances where the Banks are unable to accommodate a customer's needs, the Banks may arrange for those services to be provided by its correspondents. The Banks have nine offices located in the Santa Clara and San Mateo Counties. Neither the deposits nor loans of the offices of the respective Banks exceed 1% of all financial services companies located in such counties.

EFFECT OF ECONOMIC CONDITIONS, GOVERNMENTAL POLICIES AND LEGISLATION

  Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their clients and securities held in the Banks' portfolios comprises the major portion of the Banks' earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and growth of the Banks are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

  The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the target federal funds rate discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

EMPLOYEES

  At December 31, 1997, the Company had 245 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

SUPERVISION AND REGULATION

  Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary description of certain laws which relate to the regulation of Greater Bay and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

  In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on the Company and the Banks.

 Greater Bay

  Greater Bay, as a registered bank holding company, is subject to regulation under the BHCA. Greater Bay is required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Greater Bay and its subsidiaries.

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

  Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, Greater Bay is required by the Federal Reserve to maintain certain levels of capital. See "Capital Standards" herein.

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

  Greater Bay is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Greater Bay and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

  The Company's securities are registered with the Securities and Exchange Commission under the Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

 The Banks

  CNB, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). MPB as a California state chartered bank and member of the Federal Reserve system, is subject to primary supervision, periodic examination and regulation by the Commissioner of the Department of Financial Institutions ("Commissioner") and the Federal Reserve. PBC, as a California state chartered bank which is not member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the Commissioner and the Federal Deposit Insurance Corporation ("FDIC") If, as a result of an examination of a bank, the bank regulatory agencies should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the bank regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which would result in a revocation of the bank's charter. None of the Banks has been the subject of any such actions by their respective regulatory agencies.

  The deposits of the Banks are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Banks pay a semiannual statutory assessment. See "Premiums for Deposit Insurance" herein.

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

 Restrictions on Dividends

  Greater Bay is a legal entity separate and distinct from the Banks. Greater Bay's ability to pay cash dividends is limited by state law.

  There are statutory and regulatory limitations on the amount of dividends which may be paid to Greater Bay by the Banks. California law restricts the amount available for cash dividends by state chartered banks, such as MPB and PBC, to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions made to shareholders by the bank or by any majority-owned subsidiary of the bank during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Commissioner, make a distribution to its shareholders in an amount not exceeding the greater of the retained earnings of the bank, net income for such bank's last fiscal year or the net income of the bank for its current year. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank, such as CNB, in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

  The bank regulatory agencies also have authority to prohibit banks from engaging in activities that, in their respective opinions, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or Greater Bay may pay. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein and "Capital Standards" herein for a discussion of these additional restrictions on capital distributions.

  Substantially all of Greater Bay's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, dividends paid by the Banks. At December 31, 1997, the Banks had $12.1 million in the aggregate available for the payment of cash dividends.

 Limitations on Affiliated Transactions

  The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Greater Bay or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Greater Bay or other affiliates. Such restrictions prevent Greater Bay and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations or other acceptable collateral of designated amounts. Further, such secured loans and investments by the Banks to or in Greater Bay or to or in any other affiliate is limited to 10% of the respective bank's capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the respective banks' capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Greater Bay and other controlling persons of the Banks. Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

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

 Prompt Corrective Action and Other Enforcement Mechanisms

  Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1997, each of the Banks, and the Company as a whole exceeded the required ratios for classification as "well capitalized".

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

  A bank may fall into the critically undercapitalized category if its "tangible equity" does not exceed two-percent of the banks total assets. Federal guidelines generally define "tangible equity" as a banks tangible assets less liabilities. Federal regulators may, among other alternatives, require the appointment of a conservator or a receiver for a critically undercapitalized bank. In California, the Commissioner may require the appointment of a conservator or receiver for a state-chartered bank if its tangible equity does not exceed three percent of the bank's total assets or $1 million.

  In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Potential Enforcement Actions" herein.

 Safety and Soundness Standards

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

 Premiums for Deposit Insurance

  The Banks' deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institutions primary regulator.

  The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1997, ranging from 0 to 27 basis points per $100 of insured deposit, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institutions capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bond ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Member of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Act, the FDIC is not permitted to establish SAIF assessment rates that are lower that comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at the time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the FICO Bonds would be equal.

 Interstate Banking and Branching

  The BHCA currently permits bank holding companies from any state to acquire banks and the bank holding companies located in any other state, subject to certain conditions, including certain nationwide--and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

  A banks compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institutions lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on examinations conducted during May 1996 and December 1996, CNB and PBC were rated satisfactory. Based on an examination conducted during July 1997, MPB was rated outstanding.

 Potential Enforcement Actions

  Commercial banking organizations, such as the Banks, and their institution-affiliated parties, which include Greater Bay, may be subject to potential enforcement actions by the Federal Reserve, the FDIC, the Commissioner and/or the Comptroller for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Banks), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company. Neither Greater Bay nor the Banks has been subject to any such enforcement actions.

 Year 2000 Compliance

  In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidelines to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. In addition, federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications and may deny an application based on year 2000 related issues.

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

 Economic Conditions and Geographic Concentration

  The Company's operations are located in Northern California and concentrated primarily in Santa Clara and San Mateo Counties, which includes the area known as the "Silicon Valley." As a result of the geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, its results of operations. See "Item 1. Business--Market Area."

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

 Competition

  The banking and financial services business in California generally, and in the Banks' market areas specifically, is highly competitive. Many of the Banks' competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. There can be no assurance that the Banks will be able to compete effectively in their markets and the results of operations of the Company could be adversely affected if circumstances affecting the nature or level of competition change. See "Item 1. Business--Competition."

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

 Prospects of the Company after the PBC Merger and Ability to Integrate
Operations

  The earnings, financial condition and prospects of the Company after the PBC Merger will depend in part of the Company's ability to successfully integrate the operations and management of PBC as a new wholly owned subsidiary, and to continue to implement the Company's Super Community Banking Philosophy. There can be no assurance that the Company will be able to effectively and profitably integrate the operations and management of PBC, or that the Company will be able to continue to profitably implement its Super Community Banking Philosophy. See Item 1. "Business--Super Community Banking Philosophy." The PBC Merger was effected in December 1997, and integration of operations and management are in the early stages. In addition, there can be no assurance that the Company will be able to fully realize the potential revenue enhancement expected as a result of the PBC Merger. Further, although the Company's Board of Directors and the PBC Board of Directors do not anticipate cost savings as a result of the PBC Merger to be significant (as compared to potential revenue enhancement as a result of the PBC Merger), there can be no assurance that the Company will be able to fully realize any of the potential cost savings expected as a result of the Banks and PBC being able to share administrative and other resources under a common parent company. Finally, there can be no assurance that any cost savings which are realized will not be offset by losses in revenues or other charges to earnings.

 Year 2000 Compliance

  The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. The Company expects to incur additional costs over the next three years implementing a program to redevelop, replace, or repair its computer applications to try to make them "year 2000 compliant". While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are, or will be, year 2000 compliant, and has planned a program of testing for compliance. The Company also recognizes that compliance with year 2000 issues can impact its clients' abilities to perform and is taking steps to evaluate the year 2000 risk profile of its current and future clients. The Company also recognizes that any year 2000 compliance failures could result in additional expense to the Company.

  The Company is also evaluating the extent to which it would be prudent to obtain insurance against year 2000 risk, not only in its own performance, but also with respect to the performance of its vendors and clients.,


 Other Risks

  From time to time, the Company details other risks with respect to its business and financial results and conditions in its filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

  The Company occupies its administrative offices under a lease which, including options to renew, expires in 2002. MPB occupies its offices under leases expiring at various dates, including options to renew, through 2009. CNB occupies its offices under leases expiring at various dates, including options to renew, through 2018. PBC owns its main office and occupies its San Bruno office under a lease expiring, including options to renew, in 2019.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  A Special Meeting of Shareholders of Greater Bay was held on November 19, 1997. At the meeting, the following matters were voted upon:

    1. To approve the principal terms of the agreement and Plan of Reorganization dated as of September 5, 1997, by and among the Company, GBB Acquisition Corp. ("Newco") and PBC, pursuant to which Newco will merge with and into PBC with PBC surviving the PBC Merger.

            Shares Voted For:      1,898,860
            Shares Voted Against:      1,383
            Shares Abstained:          8,025
            Broker Nonvotes:         453,162

    2. To amend the articles of incorporation of the Company to increase to 12 million the number of shares of common stock of the Company authorized to be issued by the Company:

            Shares Voted For:      2,336,422
            Shares Voted Against:     11,945
            Shares Abstained:         13,063
            Broker Nonvotes:               0

    3. To amend, upon consummation of the PBC Merger, the Greater Bay Bancorp 1996 Stock Option Plan to increase by 456,326 the number of shares of common stock of the Company issuable thereunder, and to provide that all of the shares issuable under such plan may be issued pursuant to the exercise of incentive or nonqualified stock options.

            Shares Voted For:      1,742,092
            Shares Voted Against:    145,897
            Shares Abstained:         20,279
            Broker Nonvotes:         453,162

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GBBK". Prior to September 9, 1996, the Company's common stock was not listed on any exchange nor was it quoted by Nasdaq. It was, however, listed with the National Quotation Service and on the Over The Counter Bulletin Board. Hoefer & Arnett, Incorporated and Van Kasper & Company acted as the primary market makers and facilitated trades in the Company's common stock. The Company's common stock was listed on Nasdaq on September 9, 1996. Based on information provided to the Company from Hoefer & Arnett, the range of high and low bid quotations for the Common Stock for the first three quarters of 1996, are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations subsequent to September 30, 1996 reflect the high and low sales prices for the Company's common stock as reported by Nasdaq.

                                                                  CASH DIVIDENDS
FOR THE PERIOD INDICATED                             HIGH   LOW    DECLARED (1)
------------------------                            ------ ------ --------------
1997
  First Quarter.................................... $27.63 $23.75     $0.15
  Second Quarter...................................  31.50  24.88      0.15
  Third Quarter....................................  44.50  31.88      0.15
  Fourth Quarter...................................  53.50  42.00      0.15
1996
  First Quarter.................................... $18.75 $16.50     $0.15
  Second Quarter...................................  22.13  17.75      0.15
  Third Quarter....................................  21.00  18.00      0.15
  Fourth Quarter...................................  24.38  21.13      0.15

--------
(1) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Cupertino National Bancorp prior to the 1996 Merger and by PBC prior to the PBC Merger. In 1996, Cupertino National Bancorp declared and paid dividends of $0.10 to its shareholders. PBC declared dividends of $3.20 and $1.35 per share, in 1997 and 1996, respectively, to its shareholders. On a consolidated basis, the Company has declared dividends of $1.04 and $0.60 per share in 1997 and 1996 respectively.

  The Company estimates there were approximately 2,200 shareholders at March 16, 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  Information regarding Selected Consolidated Financial Data appears under the caption "Financial Highlights" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference. Such information also appears at Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference. Such information also appears at Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information regarding Quantitative and Qualitative Disclosures About Market Risk appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference. Such information also appears at Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information regarding Financial Statements and Supplementary Data appears under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference. Such information also appears at Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company intends to file a definitive proxy statement (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 1997 for the Annual Meeting of Shareholders to be held on May 26, 1998. Information regarding directors of Greater Bay will appear in the Proxy Statement under the caption "DISCUSSION OF PROPOSALS RECOMMENDED BY THE BOARD--Proposal 1: Elect Four Directors" and is incorporated herein by reference. Information regarding executive officers of Greater Bay will appear in the Proxy Statement under the caption "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Executive Officers" and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act will appear in the Proxy Statement under the caption "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation will appear in the Proxy Statement under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--How We Compensate Executive Officers," "--How We Compensate Directors," "--Employment Contracts, Termination of Employment and Change of Control Arrangements," "-- Executive Committee's Report on Executive Compensation" and "--Performance Graph" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement under the caption "INFORMATION ABOUT GREATER BAY STOCK OWNERSHIP" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions will appear in the Proxy Statement under the caption "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)1. FINANCIAL STATEMENTS

    Information regarding Financial Statements appears under the captions "Consolidated Balance Sheets as of December 31, 1997 and 1996," "Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995," "Consolidated Statements of Equity for the years ended December 31, 1997, 1996 and 1995," "Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995" and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 which is incorporated herein by reference. Such information also appears at
    Exhibit 13 hereto.

    2. FINANCIAL STATEMENT SCHEDULES

    All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

    3. EXHIBITS

    See Item 14(c) below.

  (b)REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

  (c)EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

    Reference is made to the Exhibit Index and exhibits filed as part of this report.

  (d)ADDITIONAL FINANCIAL STATEMENTS

    Not applicable.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1998.

                                         Greater Bay Bancorp

                                                 /s/ David L. Kalkbrenner
                                         By: __________________________________
                                                  David L. Kalkbrenner
                                                Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                   TITLE                 DATE
             ---------                   -----                 ----
/s/  David L. Kalkbrenner        President, Chief Executive    March 30, 1998
------------------------------   Officer and Director
     David L. Kalkbrenner        (Principal Executive
                                 Officer)

/s/    Steven C. Smith           Executive Vice President,     March 30, 1998
------------------------------   Chief Operating Officer and
       Steven C. Smith           Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/    George R. Corey           Director                      March 30, 1998
------------------------------
       George R. Corey

/s/     John M. Gatto            Director                      March 30, 1998
------------------------------
        John M. Gatto

/s/    James E. Jackson          Director                      March 30, 1998
------------------------------
       James E. Jackson

/s/     Rex D. Lindsay           Director                      March 30, 1998
------------------------------
        Rex D. Lindsay

                                 Director
------------------------------
       George M. Marcus

/s/   Duncan L. Matteson         Director                      March 30, 1998
------------------------------
      Duncan L. Matteson

             SIGNATURE            TITLE                           DATE
             ---------            -----                           ----

/s/     Glen McLaughlin          Director                        March 30, 1998
-------------------------------
        Glen McLaughlin

/s/     Dick J. Randall          Director                        March 30, 1998
-------------------------------
        Dick J. Randall

/s/    Donald H. Seiler          Director                        March 30, 1998
-------------------------------
       Donald H. Seiler

/s/     Roger V. Smith           Director                        March 30, 1998
-------------------------------
        Roger V. Smith

/s/    Warren R. Thoits          Director                        March 30, 1998
-------------------------------
       Warren R. Thoits

/s/ Edwin E. van Bronkhorst      Director                        March 30, 1998
-------------------------------
    Edwin E. van Bronkhorst


                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
  2      Agreement and Plan of Reorganization by and among Greater Bay Bancorp,
         Pacific Rim Bancorporation and the Leo K.W. Lum PRB Revocable Trust
         dated February 24, 1998.
  3.1    Articles of Incorporation of Greater Bay Bancorp, as amended.
  3.2    Bylaws of Greater Bay Bancorp, as amended.
  4.1    Junior Subordinated Indenture dated as of March 31, 1997 between
         Greater Bay Bancorp and Wilmington Trust Company, as Trustee. ++
  4.2    Officers' Certificate and Company Order, dated March 31, 1997.++
  4.3    (Reserved.)
  4.4    Certificate of Trust of GBB Capital I.+
  4.5    Trust Agreement of GBB Capital I dated as of February 28, 1997.+
  4.6    Amended and Restated Trust Agreement of GBB Capital I, among Greater
         Bay Bancorp, Wilmington Trust Company and the Administrative Trustees
         named therein dated as of March 31, 1997.++
  4.7    Trust Preferred Certificate of GBB Capital I.++
  4.8    Common Securities Certificate of GBB Capital I.++
  4.9    Guarantee Agreement between Greater Bay Bancorp and Wilmington Trust
         Company, dated as of March 31, 1997.++
  4.10   Agreement as to Expenses and Liabilities, dated as of March 31,
         1997.++
  4.11   Form of Subordinated Debentures; incorporated herein by reference from
         Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015),
         filed with the Commission on October 25, 1995.
  4.12   Supplemental Debenture Agreement of Cupertino National Bancorp dated as of November 22, 1996.+
  4.13   Supplemental Debenture Agreement dated November 27, 1996 between
         Cupertino National Bancorp and Mid-Peninsula Bancorp. +
  4.14   Supplemental Debenture Agreement, dated as of March 27, 1997.++
 10.1    Employment Agreement with David L. Kalkbrenner, dated March 3, 1992;
         incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula
         Bancorp's Annual Report on Form 10-K for the year ended December 31,
         1994 (File No. 0-25034), filed with the Commission on March 30, 1995.*
 10.1.1  Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated March 27, 1998.*
 10.2    Employment, Severance and Retirement Benefits Agreement with Steven C.
         Smith dated July 31, 1995.*+
 10.2.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
         Agreement with Steven C. Smith, dated March 27, 1998.*
 10.3    Employment, Severance and Retirement Benefits Agreement with David R.
         Hood dated July 31, 1995.*+
 10.3.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
         Agreement with David R. Hood, dated March 27, 1998.*


 10.4 Greater Bay Bancorp 1996 Stock Option Plan, as amended; incorporated herein by reference from Exhibit 99.1 to Greater Bay Bancorp's
         Registration Statement on Form S-8 (Registration No. 333-47747), filed with the Commission on March 11, 1998.*
 10.5    Greater Bay Bancorp 401(k) Profit Sharing Plan.*
 10.6 Greater Bay Bancorp Employee Stock Purchase Plan; incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual
         Meeting of Shareholders (File No. 000-25034), filed with the
         Commission on May 13, 1997.*
 10.6.1  Amendment to Greater Bay Bancorp Employee Stock Purchase Plan.*
 10.7    Greater Bay Bancorp Change of Control Pay Plan I.*

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
  10.8   Greater Bay Bancorp Change of Control Pay Plan II.*
  10.9   Greater Bay Bancorp Termination and Layoff Plan I.*

  10.10  Greater Bay Bancorp Termination and Layoff Plan II.*

  10.11  Greater Bay Bancorp 1997 Elective Deferred Compensation Plan.*

  10.12  Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers. +
  11     Statements re Computation of Earnings per Share.
  12     Statement re Computation of Ratios of Earnings to Fixed Charges.
  13     Annual Report to Shareholders for the fiscal year ended December 31,
         1997.
  21     Subsidiaries of the Registrant.
  23     Consent of Independent Accountants.
  27     Financial Data Schedule.
  27.2   Financial Data Schedule.

--------
  * Represents executive compensation plans and arrangements of Greater Bay Bancorp.
 + Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-1 (Registration No. 333-22783) dated March 5, 1997.
 ++ Incorporated by reference from Greater Bay Bancorp's current report on Form
    8-K (File No. 000-25034) dated June 5, 1997.