Form 10-K405/A
period 1997-12-31
GREATER BAY BANCORP
filed 1998-04-23
CIK 775473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               FORM 10-K/A

                       AMENDMENT NO. 1 TO FORM 10-K
MARK ONE

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

  As of March 16, 1998, 4,071,082 shares of the Registrant's Common Stock were outstanding.

  DOCUMENT INCORPORATED BY REFERENCE:        PART OF FORM 10K INTO WHICH
                                                    INCORPORATED:


  (1) Annual Report to Shareholders                    Part II
for the fiscal year ended December 31,
1997.



  (2) Definitive Proxy statement for                  Part III
Annual Meeting of Shareholders to be
filed within 120 days of the fiscal
year ended December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Amendment No. 1 to Form 10-K is being filed solely to include certain Restated Financial Data Schedules which were inadvertently omitted.

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

  (d)ADDITIONAL FINANCIAL STATEMENTS

    Not applicable.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 20TH DAY OF APRIL, 1998.

                                          Greater Bay Bancorp

                                                /s/ Shawn E. Saunders
                                          By: _________________________________

                                                 Shawn E. Saunders

                                          Senior Vice President and Controller

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
  2      Agreement and Plan of Reorganization by and among Greater Bay Bancorp,
         Pacific Rim Bancorporation and the Leo K.W. Lum PRB Revocable Trust
         dated February 24, 1998.+++
  3.1    Articles of Incorporation of Greater Bay Bancorp, as amended.+++
  3.2    Bylaws of Greater Bay Bancorp, as amended.+++
  4.1    Junior Subordinated Indenture dated as of March 31, 1997 between
         Greater Bay Bancorp and Wilmington Trust Company, as Trustee. ++
  4.2    Officers' Certificate and Company Order, dated March 31, 1997.++
  4.3    (Reserved.)
  4.4    Certificate of Trust of GBB Capital I.+
  4.5    Trust Agreement of GBB Capital I dated as of February 28, 1997.+
  4.6    Amended and Restated Trust Agreement of GBB Capital I, among Greater
         Bay Bancorp, Wilmington Trust Company and the Administrative Trustees
         named therein dated as of March 31, 1997.++
  4.7    Trust Preferred Certificate of GBB Capital I.++
  4.8    Common Securities Certificate of GBB Capital I.++
  4.9    Guarantee Agreement between Greater Bay Bancorp and Wilmington Trust
         Company, dated as of March 31, 1997.++
  4.10   Agreement as to Expenses and Liabilities, dated as of March 31,
         1997.++
  4.11   Form of Subordinated Debentures; incorporated herein by reference from
         Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015),
         filed with the Commission on October 25, 1995.
  4.12   Supplemental Debenture Agreement of Cupertino National Bancorp dated as of November 22, 1996.+
  4.13   Supplemental Debenture Agreement dated November 27, 1996 between
         Cupertino National Bancorp and Mid-Peninsula Bancorp. +
  4.14   Supplemental Debenture Agreement, dated as of March 27, 1997.++
 10.1    Employment Agreement with David L. Kalkbrenner, dated March 3, 1992;
         incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula
         Bancorp's Annual Report on Form 10-K for the year ended December 31,
         1994 (File No. 0-25034), filed with the Commission on March 30, 1995.*
 10.1.1  Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated March 27, 1998.*+++
 10.2    Employment, Severance and Retirement Benefits Agreement with Steven C.
         Smith dated July 31, 1995.*+
 10.2.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
         Agreement with Steven C. Smith, dated March 27, 1998.*+++
 10.3    Employment, Severance and Retirement Benefits Agreement with David R.
         Hood dated July 31, 1995.*+
 10.3.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
         Agreement with David R. Hood, dated March 27, 1998.*+++


 10.4 Greater Bay Bancorp 1996 Stock Option Plan, as amended; incorporated herein by reference from Exhibit 99.1 to Greater Bay Bancorp's
         Registration Statement on Form S-8 (Registration No. 333-47747), filed with the Commission on March 11, 1998.*
 10.5    Greater Bay Bancorp 401(k) Profit Sharing Plan.*+++
 10.6 Greater Bay Bancorp Employee Stock Purchase Plan; incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual
         Meeting of Shareholders (File No. 000-25034), filed with the
         Commission on May 13, 1997.*
 10.6.1  Amendment to Greater Bay Bancorp Employee Stock Purchase Plan.*+++
 10.7    Greater Bay Bancorp Change of Control Pay Plan I.*+++

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
  10.8   Greater Bay Bancorp Change of Control Pay Plan II.*+++

  10.9   Greater Bay Bancorp Termination and Layoff Plan I.*+++

  10.10  Greater Bay Bancorp Termination and Layoff Plan II.*+++

  10.11  Greater Bay Bancorp 1997 Elective Deferred Compensation Plan.*+++

  10.12 Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers. +

  11     Statements re Computation of Earnings per Share.+++

  12     Statement re Computation of Ratios of Earnings to Fixed Charges.+++

  13 Annual Report to Shareholders for the fiscal year ended December 31, 1997.+++

  21     Subsidiaries of the Registrant.+++

  23     Consent of Independent Accountants.

  27.1   Annual Financial Data Schedule for 1997.

  27.2   Restated Quarterly Financial Data Schedules for 1997.

  27.3   Restated Quarterly and Annual Financial Data Schedules for 1996.

  27.4   Restated Annual Financial Data Schedule for 1995.

--------
  * Represents executive compensation plans and arrangements of Greater Bay Bancorp.

  + Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-1 (Registration No. 333-22783) dated March 5, 1997.
 ++ Incorporated by reference from Greater Bay Bancorp's current report on Form
    8-K (File No. 000-25034) dated June 5, 1997.

+++ Incorporated by reference from Greater Bay Bancorp's Annual Report on
    Form 10-K (File No. 000-25034), filed with the Commission on March 31,
    1998.