Form 10-Q
period 1998-03-31
GREATER BAY BANCORP
filed 1998-05-14
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from  __________ to ___________.

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

                                 YES  X    No ___
                                     ---

Outstanding shares of Common Stock, no par value, as of  April 29, 1998:
4,089,539

This report contains a total of 31 pages.

                         GREATER BAY BANCORP

                                     INDEX



                         PART I.    FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997.................     3
          Consolidated Statements of Income
          for the Three Months Ended
          March 31, 1998 and 1997..............................     4
          Consolidated Statements of Comprehensive Income
          March 31, 1998 and 1997..............................     5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997...........     6

          Notes to Interim Consolidated Financial
          Statements...........................................     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................    12


                         PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.....................    28

          Signatures...........................................    30

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,     December 31,
                                                                                   1998           1997
(Dollars in thousands)                                                          (unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $   65,009    $   44,755
Federal funds sold                                                                    47,100        59,000
Other short term securities                                                           92,245        90,512
                                                                                --------------------------
       Cash and cash equivalents                                                     204,354       194,267
Investment securities:
     Available for sale (amortized cost $189,135 and $156,356 at
       March 31, 1998 and December 31, 1997, respectively)                           189,813       156,947
     Held to maturity (market value $38,852 and $45,246 at
       March 31, 1998 and December 31, 1997, respectively)                            38,055        44,461
     Other securities                                                                  2,162         2,118
                                                                                --------------------------
       Investment securities                                                         230,030       203,526
Loans:
     Commercial                                                                      330,547       324,535
     Real estate construction and land                                               117,864       109,671
     Real estate term                                                                201,751       179,458
     Consumer and other                                                               62,787        64,854
     Deferred loan fees and discounts                                                 (2,817)       (2,654)
                                                                                --------------------------
     Total loans, net of deferred fees                                               710,132       675,864
       Allowance for loan losses                                                     (15,250)      (15,208)
                                                                                --------------------------
     Total loans, net                                                                694,882       660,656
Property, premises and equipment                                                       7,826         7,588
Interest receivable and other assets                                                  47,194        26,385
                                                                                --------------------------
                Total assets                                                      $1,184,286    $1,092,422
                                                                                ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                   $  195,069    $  204,464
    MMDA, NOW and savings                                                            600,309       564,840
    Time certificates, $100,000 and over                                             163,140       171,642
    Other time certificates                                                           37,987        32,432
                                                                                --------------------------
    Total deposits                                                                   996,505       973,378
Other borrowings                                                                      71,900        19,480
Subordinated debt                                                                      3,000         3,000
Other liabilities                                                                     22,390         9,968
Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trust holding solely junior subordinated debentures        20,000        20,000
                                                                                --------------------------
                Total liabilities                                                  1,113,795     1,025,826
                                                                                --------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
    none issued                                                                         -            -
Common stock, no par value: 24,000,000 shares authorized;
    8,146,658 and 8,056,182 shares issued and outstanding as of
    March 31, 1998 and December 31, 1997, respectively*                               44,916        44,218
Accumulated other comprehensive income                                                   392           338
Retained earnings                                                                     25,183        22,040
                                                                                --------------------------
                Total shareholders' equity                                            70,491        66,596
                                                                                --------------------------
                  Total liabilities and shareholders' equity                      $1,184,286    $1,092,422
                                                                                ==========================

* Restated to reflect 2-for-1 stock split as of April 30, 1998.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Three Months Ended March 31,
                                                                                       ----------------------------------
                                                                                          1998                 1997*
(Dollars in thousands, except per share amounts)                                       (unaudited)           (unaudited)
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                                        $17,186             $13,070
Interest on investment securities:
   Taxable                                                                                 4,398               2,818
   Tax - exempt                                                                              314                 213
                                                                                       ----------------------------------
       Total interest on investment securities                                             4,712               3,031
Other interest income                                                                        756                 430
                                                                                       ----------------------------------
       Total interest income                                                              22,654              16,531
                                                                                       ----------------------------------

INTEREST EXPENSE
Interest on deposits                                                                       7,965               5,907
Interest on long term borrowings                                                             574                  86
Interest on other borrowings                                                                 749                 206
                                                                                       ----------------------------------
       Total interest expense                                                              9,288               6,199
                                                                                       ----------------------------------
         Net interest income                                                              13,366              10,332
Provision for loan losses                                                                    866               1,993
                                                                                       ----------------------------------
         Net interest income after provision for loan losses                              12,500               8,339
                                                                                       ----------------------------------
OTHER INCOME
Trust fees                                                                                   550                 454
Warrant income                                                                               498                 -
Service charges and other fees                                                               385                 318
Gain on sale of SBA loans                                                                    244                 144
Gain (loss) on investments, net                                                                8                 (51)
Other income                                                                                (274)                182
                                                                                       ----------------------------------
       Total other income                                                                  1,411               1,047
                                                                                       ----------------------------------

OPERATING EXPENSES
Compensation and benefits                                                                   4,683              4,544
Occupancy and equipment                                                                     1,189              1,172
Contribution to GBB Foundation                                                                701                -
Telephone, postage and supplies                                                               415                286
Legal and other professional fees                                                             312                277
Marketing and promotion                                                                       275                247
Client services                                                                               142                 82
Directors' fees                                                                               115                111
FDIC insurance and regulatory assessments                                                      82                 50
Insurance                                                                                      63                 53
Other real estate owned                                                                         3                  2
Legal settlement recovery                                                                     -               (1,700)
Other                                                                                         520                128
                                                                                       ----------------------------------
    Total                                                                                   2,628               (464)
                                                                                       ----------------------------------
       Total operating expenses                                                             8,500              5,252
                                                                                       ----------------------------------

         Net income before provision for income taxes                                       5,411              4,134
Provision for income taxes                                                                  1,765              1,588
                                                                                       ----------------------------------

         Net income                                                                    $    3,646          $   2,546
                                                                                       ==============      ==============

Net income per share - basic**                                                         $     0.45          $    0.32
                                                                                       ==============      ==============

Net income per share - diluted**                                                       $     0.40          $    0.30
                                                                                       ==============      ==============

* Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split as of April 30, 1998.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                        Three Months Ended March 31,
                                                                  -----------------------------------------
                                                                     1998                       1997*
(Dollars in thousands, except per share amounts)                  (unaudited)                (unaudited)
-----------------------------------------------------------------------------------------------------------
Net income                                                          $3,646                      $2,546
Other comprehensive income:
 Unrealized holding gains arising during period (net
  of taxes of $34 and $32 for 1998 and
  1997, respectively)                                                   49                          46
Reclassification adjustment for gains (losses)
 included in net income (net of taxes of $3 and
 $(21) for 1998 and 1997, respectively)                                  5                         (30)
                                                                  -----------------------------------------
Other comprehensive income                                              54                          16
                                                                  -----------------------------------------
   Comprehensive income                                             $3,700                      $2,562
                                                                  =========================================

* Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended March 31,
                                                                              --------------------------------------
                                                                                  1998                   1997*
(Dollars in thousands)                                                         (unaudited)           (unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows -operating activities
Net income                                                                         $3,646              $  2,546
Reconcilement of net income to net cash from operations:
  Provision for loan losses                                                           866                 1,993
  Depreciation and amortization                                                       583                   376
  Deferred income taxes                                                               (17)                 (735)
  (Gain) loss on sale of investment, net                                               (8)                   51
   Changes in:
        Accrued interest receivable and other assets                               (2,607)               (3,286)
        Accrued interest payable and other liabilities                             12,422                  (231)
        Deferred loan fees and discounts, net                                         163                   193
                                                                              --------------------------------------
Operating cash flows, net                                                          15,048                   907
                                                                              --------------------------------------
CASH FLOWS -INVESTING ACTIVITIES
Maturities and partial paydowns on of investment securities:
  Held to maturity                                                                  6,407                 6,268
  Available for sale                                                               21,643                12,926
Purchase of investment securities:
  Held to maturity                                                                    -                    (745)
  Available for sale                                                              (56,881)               (5,530)
  Other securities                                                                    (44)                  (94)
Proceeds from sale of available for sale securities                                 2,308                 1,950
Loans, net                                                                        (35,360)              (48,477)
Purchase of property, premises and equipment                                         (654)                 (314)
Purchase of insurance policies                                                    (18,122)                    -
                                                                              --------------------------------------
Investing cash flows, net                                                         (80,703)              (34,016)
                                                                              --------------------------------------
CASH FLOWS -FINANCING ACTIVITIES
Net change in deposits                                                             23,127                19,235
Net change in other borrowings - short-term                                        (7,580)                 (197)
Proceeds on other borrowings - long term                                           60,000                   -
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures issued                                                        -                20,000
Proceeds from sale of stock                                                           698                   796
Cash dividends                                                                       (503)                    -
                                                                              --------------------------------------
Financing cash flows, net                                                          75,742                39,834
                                                                              --------------------------------------

Net change in cash and cash equivalents                                            10,087                 6,725
Cash and cash equivalents at beginning of period                                  194,267               168,881
                                                                              --------------------------------------
Cash and cash equivalents at end of period                                       $204,354              $175,606
                                                                              ======================================
Cash flows -supplemental disclosures
Cash paid during the period for:
  Interest                                                                       $  9,140              $  6,263
                                                                              =====================================
  Income taxes                                                                   $  1,820              $     -
                                                                              =====================================
Non-cash transactions:

  Additions to other real estate owned                                           $    105                   $137
                                                                              =======================================

* Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce on a pooling of interests basis.

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
     As of March 31, 1998 and December 31, 1997 and of the
     Three Months Ended March 31, 1998 and 1997

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements, and the notes there to, included in the 1997 annual report to shareholders.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay and its wholly owned subsidiaries, MPB, CNB, PBC and the Trust. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statement and display the accumulated other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. As of March 31, 1998 and December 31, 1997, the only component of accumulated other comprehensive income was unrealized gains on securities available for sale. The changes to the balances of accumulated other comprehensive income is as follows:

                                                                                    Accumulated
                                                                                Other Comprehensive
(Dollars in thousands)                                                                Income
---------------------------------------------------------------------------------------------------
Balance - as of December 31, 1997                                                    $          338
Current period change                                                                            54
                                                                                     --------------
Balance - as of March 31, 1998                                                       $          392
                                                                                     ==============

Per Share Data

Net income per share are stated in accordance with SFAS No. 128 "Earnings per Share". Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding including dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period. All years presented include the effect of the 2-for-1 stock split declared on March 24,1998 and effect shareholders of record on April 30, 1998 (see Note 15).

     The following table provides a reconciliation of the numerators and denominators of the basic and

Notes To Consolidated Financial Statements
     As of March 31, 1998 and December 31, 1997 and of the
     Three Months Ended March 31, 1998 and 1997

diluted net income per share computations for the three months ended March 31, 1998 and 1997:

                                                                    For the three months ended March 31, 1998
                                                                    -----------------------------------------
                                                                                      Average
                                                                   Income             Shares*          Per Share
(Dollars in thousands, except per share amounts)                 (Numerator)       (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------
Net income                                                       $       3,646

Basic net income per share:
   Income available to common shareholders                               3,646          8,107,046             $ 0.45

Effect of dilutive securities:
   Stock options                                                             -            898,304                  -
                                                            --------------------------------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                       $       3,646          9,005,350             $ 0.40
                                                            --------------------------------------------------------


                                                                    For the three months ended March 31, 1998
                                                                    -----------------------------------------
                                                                                      Average
                                                                   Income             Shares*          Per Share
(Dollars in thousands, except per share amounts)                 (Numerator)       (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------
Net income                                                       $       2,546

Basic net income per share:
   Income available to common shareholders                               2,546          7,853,488             $ 0.32

Effect of dilutive securities:
   Stock options                                                             -            545,440                  -
                                                            --------------------------------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                       $       2,546          8,398,928             $ 0.30
                                                            --------------------------------------------------------

* Restated to reflect 2-for-1 split effective April 30, 1998.

     There were no options that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the periods ended March 31, 1998 and 1997.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1997 merger with PBC at a 0.9655 conversion ratio.

Notes To Consolidated Financial Statements
     As of March 31, 1998 and December 31, 1997 and of the
     Three Months Ended March 31, 1998 and 1997


NOTE 2 -- MERGER

On May 8, 1998, the Company and Pacific Rim Bancorporation ("PRB"), the holding company of Golden Gate Bank ("Golden Gate"), completed a merger between the two companies. The terms of the agreement provide for PRB shareholders to receive 950,748 shares of Greater Bay Bancorp stock, as adjusted for the 2-for-1 stock split, in a tax-free exchange to be accounted for as a "pooling-of-interests." Following the transaction, the shareholders of PRB will own approximately 10.5% of the combined company. Golden Gate's office is located in the San Francisco financial district.

     The following sets forth the combined financial position and results of operations of the Company and PRB as of and for the three months ended March 31, 1998:


                                                                  As of
     (Dollars in thousands)                                   March 31, 1998
     ------------------------------------------------------------------------
     Assets:
     Greater Bay Bancorp                                      $    1,184,286
     Pacific Rim Bancorporation                                      120,209
                                                              --------------
       Combined                                               $    1,304,495
                                                              ==============
     Liabilities:
     Greater Bay Bancorp                                      $    1,113,795
     Pacific Rim Bancorporation                                      110,437
                                                              --------------
       Combined                                               $    1,224,232
                                                              ==============

     Shareholders' equity:
     Greater Bay Bancorp                                      $       70,491
     Pacific Rim Bancorporation                                        9,772
                                                              --------------
       Combined                                               $       80,263
                                                              ==============

     Net interest income:
     Greater Bay Bancorp                                      $       13,366
     Pacific Rim Bancorporation                                        1,285
                                                              --------------
       Combined                                               $       14,651
                                                              ==============

     Provision for loan losses:
     Greater Bay Bancorp                                      $          866
     Pacific Rim Bancorporation                                           70
                                                              --------------
       Combined                                               $          936
                                                              ==============

     Net income:
     Greater Bay Bancorp                                      $        3,646
     Pacific Rim Bancorporation                                           60
                                                              --------------
       Combined                                               $        3,706
                                                              ==============

     The combined basic net income per share and diluted net income per share would have been $0.41 and $0.37 for the three months ended March 31, 1998. Excluding nonrecurring items, Pacific Rim Bancorportion's net income would have been $225,000 for the three months ended March 31, 1998. Accordingly, the proforma combined net income per share and diluted net income per share would have

Notes To Consolidated Financial Statements
     As of March 31, 1998 and December 31, 1997 and of the
     Three Months Ended March 31, 1998 and 1997


been $0.43 and $0.39 for the three months ended March 31, 1998. There were no significant transactions between the Company and PRB. All intercompany transactions have been eliminated.

NOTE 3 -- BORROWINGS

The Company's borrowings are detailed as follows:

                                                                   March 31,           December 31,
(Dollars in thousands)                                               1998                  1997
---------------------------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under agreements
         to repurchase (short term)                                $    11,900         $   19,480
                                                                --------------      -------------
            Total short term borrowings                                 11,900             19,480
   Other long term borrowings:
      Securities sold under agreements
         to repurchase (long term)                                      50,000                  -
      FHLB advances                                                     10,000                  -
                                                                --------------      -------------

            Total other long term borrowings                            60,000                  -
                                                                --------------      -------------
Total other borrowings                                             $    71,900         $   19,480
                                                                ==============      =============

Subordinated notes, due September
   15, 2005                                                              3,000              3,000
                                                                --------------      -------------
Total subordinated debt                                            $     3,000         $    3,000
                                                                ==============      =============

          During the three month period ended March 31, 1998 and the twelve month period ended December 31, 1997, the average balance of securities sold under short term agreements to repurchase were $23,346,000 and $5,278,000, respectively, and the average interest rates during those periods were 5.65% and 5.71%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase. The weighted average term to maturity of these borrowings was 46 days and 30 days as of March 31, 1998 and December 31, 1997, respectively.

     During the three month period ended March 31, 1998 and the twelve month period ended December 31, 1997, the average balance of federal funds purchases was $547,000 and $1,523,000, respectively, and the average interest rates during those periods were 5.25% and 5.32%, respectively. These purchases were primarily between the Banks.

     The Company has sold securities under long term agreements to repurchase which mature in the year 2003. The counterparties to these agreements have put options which give them the right to demand early repayment. As of March 31, 1998, $30.0 million of these borrowings are subject to early repayment beginning in 1999 and $20.0 million are subject to early repayment beginning in 2000.

     The FHLB advance will mature in the year 2003. The advance is collateralized by securities pledged to the FHLB. Under the terms of the advance, the FHLB has a put option which gives it the right to demand early repayment beginning in 2000.

     The subordinated notes which will mature on September 15, 2005, were offered to members of the Board of Directors, bank officers and other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. The notes bear an interest rate of 11.5%. The notes are redeemable by the Company any time after September 30, 1998 at a premium ranging from 0% to 5%. The notes qualify as Tier 2 capital for the Company.

Notes To Consolidated Financial Statements
     As of March 31, 1998 and December 31, 1997 and of the
     Three Months Ended March 31, 1998 and 1997



NOTE 4 -- STOCK SPLIT

On March 24, 1998 the Company announced a 2-for-1 stock split of its common stock. This split will be effective for shareholders of record as of April 30, 1998 with a payment date of May 15, 1998. All share and per share information has been retroactively restated to reflect this split.

Item 2 -- Management's Discussion and Analysis of Results of Operations And Financial Condition

Greater Bay Bancorp ("Greater Bay," on a parent-only basis, and the "Company," on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the holding company for Mid-Peninsula Bank ("MPB"). In December 1997, the Company completed a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC joined CNB and MPB as the third wholly owned banking subsidiary of Greater Bay (collectively, the "Banks"). Both mergers were accounted for as pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented.

          The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Financial Highlights" and the Company's consolidated financial data included elsewhere herein. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation.

OVERVIEW

The Company reported net income of $3.6 million in the first quarter of 1998, a 43.2% increase over the net income of $2.5 million for the same period in 1997. Basic net income per share was $0.45 for the first quarter of 1998, as compared to $0.32 for the same period in 1997, while diluted net income per share was $0.40 and $0.30 for the quarters ended March 31, 1998 and 1997, respectively. The annualized return on average assets and return on average shareholders' equity were 1.32% and 21.90% for the first quarter of 1998, compared with 1.24% and 17.43% for the same period in 1997.

          The increase in 1998 net income was the result of significant loan and deposit growth, which resulted in increased net interest income, and increases in trust fees, depositors' service fees and other fee income. Operating expense increases required to service and support the Company's growth partially offset the increase in revenues.

          During the first quarter of 1998 the Greater Bay's Board of Directors established the Greater Bay Bancorp Foundation (the "Foundation"). The Foundation was formed to provide a vehicle through which the Company, its officers and directors can provide support to the communities in which it does business. The Foundation will focus its support on initiatives related to education, health and economic growth. To fund the Foundation, the Company contributed appreciated warrants, which had an unrealized gain of $701,000. The Company recorded a contribution deduction for the fair market value of the warrants contributed and also recorded warrant income of $701,000 ($498,000 net of related employee incentive). For income tax purposes, the Company is not required to recognize the warrant income, however it is allowed to deduct the fair market value of the contributed warrants. This results in the Company recognizing a tax benefit of $288,000. The timing and amount of income derived from the appreciation of these warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. The increase related to the unrealized appreciation on the warrants and related tax benefits was partially offset by a $484,000 writedown on equity securities in accordance with APB 18.

          Net income in the first quarter of 1997 included a $1.7 million ($1.1 million net of tax) insurance recovery related to a litigation settlement charge incurred in 1995.

          The provision for loan losses in the three months ended March 31, 1998 was $866,000 compared to $2.0 million for the same period in 1997. Inspite of the decline in provision for loan losses from the first quarter of 1997 as compared to the first quarter of 1998, the Company increased its loan loss reserve to 2.15% of total loans at March 31, 1998 as compared to 1.86% of total loans at March 31, 1997 as a result of addition provisions taken during the final three quarters of 1997.

Management's Discussion And Analysis of Results of Operations
And Financial Condition

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased 29.3% to $13.4 million in the first quarter of 1998 from $10.3 million in the same period in 1997 primarily due to the $269.3 million, or 34.4% increase in average interest-earning assets which is partially offset by a 16 basis point decrease in the Company's interest rate spread from 4.57% to 4.41%. The interest rate spread for these periods was reduced by the low spread earned on PBC's Special Deposit (discussed in Note 7 to the Financial Statements). The average investment and deposit balances related to the Special Deposit during these periods were $91.6 million and $95.8 million, respectively, on which the Company earned spreads of approximately 2.25%. Excluding PBC's Special Deposit, the interest rate spread would have been 4.61% and 4.91%, respectively. Net interest income decreased 0.7% in the quarter ended March 31, 1998 from the prior quarter primarily due to the 16 basis point decrease in the Company's interest rate spread.

          The following table presents, for the period indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances:

                                                        Three Months Ended                           Three Months Ended
                                                          March 31, 1998                              December 31, 1997
                                                        ------------------                           ------------------
                                                                           Average                                       Average
                                                  Average                  Yield/              Average                   Yield/
(Dollars in thousands)                            Balance       Interest   Rate                Balance       Interest    Rate
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                               $   57,450     $   756     5.34%             $   56,730    $   774     5.41%
 Other short term investments                         91,635       1,227     5.43%                 91,431      1,259     5.46%
 Investment securities:
   Taxable                                           192,944       3,171     6.67%                152,671      2,518     6.54%
   Tax-exempt (1)                                     25,217         314     5.05%                 21,884        279     5.06%
 Loans (2), (3)                                      684,693      17,186    10.18%                662,775     17,179    10.28%
                                                  ----------------------                      ----------------------
      Total interest-earning assets                1,051,939      22,654     8.73%                985,491     22,009     8.86%
                                                  ----------------------                      ----------------------
 Noninterest-earning assets                           64,262                                       54,926
                                                  ----------------------                      ----------------------
      Total assets                                $1,116,201      22,654                       $1,040,417     22,009
                                                  ======================                      ======================
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and savings                          $  597,286       5,431     3.69%             $  571,705      5,354     3.72%
   Time deposits over $100,000                       157,833       2,040     5.24%                157,350      2,068     5.21%
   Other time deposits                                37,447         494     5.35%                 36,922        521     5.60%
                                                  ----------------------                      ----------------------
      Total interest-bearing deposits                792,566       7,965     4.08%                765,977      7,943     4.11%
 Other borrowings                                     56,004         749     5.42%                  2,223         30     5.35%
 Subordinated debt                                     3,000          86    11.66%                  3,000         86    11.41%
 TPS                                                  20,000         488     9.90%                 20,000        488     9.68%
                                                  ----------------------                      ----------------------
      Total interest-bearing liabilities             871,570       9,288     4.32%                791,200      8,547     4.29%
 Noninterest bearing deposits                        168,836                                      169,330

 Other noninterest-bearing liabilities                 8,302                                       19,219

 Shareholders' equity                                 67,493                                       60,668

                                                  ----------------------                      ----------------------
      Total shareholders' equity and liabilities  $1,116,201       9,288                      $ 1,040,417      8,547
                                                  ======================                      ======================

 Net interest income                                            $ 13,366                                     $13,462
                                                                ========                                     =======
 Interest rate spread                                                        4.41%                                       4.57%
 Contribution of interest free funds                                         0.74%                                       0.85%
 Net yield on interest-earning assets (4)                                    5.15%                                       5.42%

                                                        Three Months Ended
                                                          March 31, 1998
                                                        ------------------
                                                                           Average
                                                  Average                  Yield/
(Dollars in thousands)                            Balance       Interest   Rate
-------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                               $   33,362    $    430     5.23%
 Other short term investments                         95,872       1,238     5.24%
 Investment securities:
   Taxable                                           104,480       1,580     6.13%
   Tax-exempt (1)                                     16,710         213     5.17%
 Loans (2), (3)                                      532,183      13,070     9.96%
                                                  ----------------------
      Total interest-earning assets                  782,607      16,531     8.57%
 Noninterest-earning assets                           48,911
                                                  ----------------------
      Total assets                                $  831,518      16,531
                                                  ======================
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and savings                          $  474,643       4,140     3.54%
   Time deposits over $100,000                        91,014       1,143     5.09%
   Other time deposits                                45,621         624     5.55%
                                                  ----------------------
      Total interest-bearing deposits                611,278       5,907     3.92%
 Other borrowings                                     14,909         206     5.60%
 Subordinated debt                                     3,000          86    11.66%
 TPS                                                       -           -     0.00%
                                                  ----------------------
      Total interest-bearing liabilities             629,187       6,199     4.00%
 Noninterest bearing deposits                        133,201
 Other noninterest-bearing liabilities                 9,875
 Shareholders' equity                                 59,255
                                                  ----------------------
      Total shareholders' equity and liabilities  $  831,518       6,199
                                                  ======================

 Net interest income                                            $ 10,332
                                                                ========
 Interest rate spread                                                            4.57%
 Contribution of interest free funds                                             0.78%
 Net yield on interest-earning assets (4)                                        5.35%

(1) The tax equivalent yields earned on the tax exempt securities are 7.40%, 7.41% and 7.59% at for the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are included in the average balance; however, only collected interest is included in the interest column.
(3) Interest income includes loan fees of $810,000, $867,000 and $556,000 for the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

          The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between period. The table below sets

Management's Discussion And Analysis of Results of Operations
And Financial Condition

forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate):

                                                    Three Months Ended March 31, 1998              Three Months Ended March 31, 1998
                                                     Compared with December 31, 1997                 Compared with March  31, 1997
                                                         favorable /(unfavorable)                      favorable /(unfavorable)
(Dollars in thousands)(1)                           Volume            Rate          Net            Volume        Rate       Net
----------------------------------------------------------------------------------------         -----------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                 $   2         $   (20)        $  (18)        $   317        $   9      $ 326
 Other short term investments                          (5)            (27)           (32)            (56)          45        (11)
 Investment securities:
   Taxable                                            610              43            653           1,443          148      1,591
   Tax-exempt                                          35               -             35             106           (5)       101
 Loans                                                266            (259)             7           3,822          294      4,116
                                                    ------------------------------------         -------------------------------
     Total interest income                            908            (263)           645           5,632          491      6,123
                                                    ------------------------------------         -------------------------------
INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
   MMDA, NOW and savings                             (133)             56            (77)         (1,109)        (182)    (1,291)
   Time deposits over $100,000                         10              18             28            (863)         (34)      (897)
   Other time deposits                                 (4)             31             27             109           21        130
     Total interest-bearing deposits
 Other borrowings                                    (719)              -           (719)           (550)           7       (543)
 Subordinated debt                                      -               -              -               -            -          -
 TPS                                                    -               -              -            (488)           -       (488)
                                                    ------------------------------------         -------------------------------
     Total interest expense                          (846)            105           (741)         (2,901)        (188)    (3,089)
                                                    ------------------------------------         -------------------------------
       Net increase (decrease) in
         net interest income                        $  62         $  (158)        $  (96)        $ 2,731        $ 303    $ 3,034
                                                    ====================================         ===============================

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are included in average loans

          Interest income in the quarter ended March 31, 1998 increased 37.0% to $22.7 million from $16.5 million in the same period in 1997. This was primarily due to the significant increase in loans, the Company's highest yielding interest-earning asset. Loan volume increases were the result of the strong economic conditions in the Company's market areas, as well as the addition of experienced relationship managers and significant business development efforts of the Company's relationship managers. The increase was enhanced by an increase in the yield earned on average interest-earning assets. Average interest-earning assets increased $269.3 million, or 34.4% to $1,051.9 million at the first quarter of 1998, compared to $782.64 million for the same period in 1997, and average loans increased $152.5 million, or 28.7% to $684.7 million, for the first quarter of 1998.

          The average yield on interest-earning assets increased 16 basis points to 8.73% in the first quarter of 1998 from 8.57% in the same period of 1997 primarily due to the increase on the yields on loans. Average yields on loans increased 22 basis points to 10.18% in the three months ended March 31, 1998 from 9.96% for the same period in 1997.

          Interest expense in the first quarter of 1998 increased 49.8% to $9.3 million from $6.2 million for the same period in 1997. This increase was due to greater volumes of interest-bearing liabilities coupled with slightly higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 38.5% to $871.6 million in the first quarter of 1998 from $629.2 million in the same period for 1997 due to the efforts of the Banks' relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.

          During the first quarter of 1998, average noninterest-bearing deposits increased to $168.8 million from $133.2 million in the same period in 1997. Average noninterest-bearing deposits comprised 17.6% of total deposits for the first quarter of 1998, compared to 17.9% for the same period in 1997.

          As a result of the foregoing, the Company's interest rate spread declined to 4.41% in the first quarter of 1998 from 4.57% in the same period in 1997, and the net yield on interest-earning assets declined to 5.15% from 5.35%.

Management's Discussion And Analysis of Results of Operations
And Financial Condition

          Interest income increased 2.9% to $22.6 million for the first quarter of 1998, as compared to $22.0 million for the previous quarter, as a result of the combined effects of increases in average interest-earning assets and the decline in yields earned on such assets. Average interest-earning assets increased 6.7% in the first quarter of 1998 from $985.5 million for the previous quarter. The increase in interest income for the first quarter of 1998, as compared to the prior quarter, was primarily the result of an increase in the average taxable investment securities which grew 26.4% from the prior quarter. The impact of increases in average balances on loans was offset by a decrease in the yield earned on those loans. The yield on the higher volume of average interest-earning assets declined 13 basis points to 8.73% the first quarter of 1998 from 8.86% in the last quarter of 1997, primarily as a result of decreases in market rates of interest.

          Interest expense in the first quarter of 1998 increased 8.7% to $9.3 million from $8.5 million in the prior quarter. The increase is primarily the result of increased average other borrowing, which rose to $56.0 million for the first quarter of 1998, as compared to $2.2 million for the prior quarter. As a result of increases in market rates of interest, the average rate paid on average interest-bearing liabilities increased 3 basis points to 4.32% in the first quarter of 1998 from 4.29% in the prior quarter. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 10.2% to $871.6 million in the first quarter of 1998 from $629.2 million for the same period in 1997.

          As a result of the foregoing, the Company's interest rate spread declined to 4.41% in the first quarter of 1998 compared to 4.57% in the prior quarter and the net yield on interest-earning assets declined to 5.15% from 5.42%.

          Certain client service expenses were incurred by the Company with respect to its noninterest-bearing liabilities. These expenses include messenger services, check supplies and other related items and are included in operating expenses. Had they been included, the impact of these expenses on the Company's net yield on interest-earning assets would have been as follows for each of the periods presented.

                                                    Three Months Ended March 31,
                                                    ----------------------------
(Dollars in thousands)                                 1998          1997
--------------------------------------------------------------------------------
Average noninterest bearing demand deposits          $168,836       $133,201
Client service expenses                                   142             82
Client service expenses, annualized                      0.34%          0.25%

IMPACT ON NET YIELD ON INTEREST-EARNING
 ASSETS:
Net yield on interest-earning assets                     5.15%          5.35%
Impact of client service expense                        (0.05)%        (0.04)%
                                                     ---------------------------
Adjusted net yield on interest-earning assets (1)        5.10%          5.31%
                                                     ---------------------------

(1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield of spread

          The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets.

Provision for Loan Losses

The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. The Company performs a monthly assessment of the risk inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based in this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes a provision for potential loan

Management's Discussion And Analysis of Results of Operations
And Financial Condition

losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company's market area and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses, and ultimate loan losses may vary from current estimates.

          The provision for loan losses in the three months ended March 31, 1998 was $866,000 compared to $2.0 million for the same period in 1997. Notwithstanding the substantial increase in loans outstanding, nonperforming loans, comprised of nonaccrual loans and accruing loans past due 90 days or more, decreased to $3.0 million at March 31, 1998, from $4.4 million at March 31, 1997. Simultaneously, the Company's ratio of loan loss reserve to total loans increased to 2.15% at March 31, 1998 compared to 1.86% at March 31, 1997.

          For further information on nonperforming and classified loans and the allowance for loan losses, see - "Nonperforming and Classified Assets" herein.


Other Income

Total other income increased to $1.4 million in the first quarter of 1998, compared to $1.0 million in the same period in 1997. The following table sets forth information by category of other income for the periods indicated.

                                                  Three Months Ended March 31,
                                                  ----------------------------
(Dollars in thousands)                               1998           1997
------------------------------------------------------------------------------
Trust fees                                            $  550      $  454
Warrant income                                           498           -
Service charges and other fees                           385         318
Gain on sale of SBA loans                                244         144
Gain (loss) on investments, net                            8         (51)
Other                                                   (274)        182
                                                      ------------------------
    Total                                             $1,411      $1,047
                                                      ========================

          The increase in other income in 1998 was primarily the result of $498,000 in warrant income which resulted from the sale of stock acquired from clients in connection with financing activities in 1998, as well as a $100,000 increase in the gain on sale of Small Business Administration ("SBA") loans and a $96,000 increase in trust fees. These increases were partially offset by a $484,000 writedown on equity securities in accordance with APB 18, which was recorded during the first quarter of 1998 and is included in other. The increase in the gain on sale of SBA loans was due to an increase in the origination and subsequent sale of SBA loans. The increase in trust fee was due to significant growth in assets under management by Greater Bay Trust Company as trust assets increased to $576.3 million at the end of the first quarter of 1998, compared to $428.4 million at March 31, 1997.

Operating Expenses

The following table represents the major components of operating expenses for the periods indicated:

Management's Discussion And Analysis of Results of Operations
And Financial Condition

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
(Dollars in thousands)                                                       1998              1997
------------------------------------------------------------------------------------------------------
Compensation and benefits                                                  $4,683            $ 4,131
Occupancy and equipment                                                     1,189              1,172
Telephone, postage and supplies                                               415                286
Legal and other fees                                                          312                277
Marketing and promotion                                                       275                247
Directors' fees                                                               115                111
FDIC insurance and regulatory assessments                                      82                 50
Expenses on other real estate owned                                             3                  2
Other                                                                         725                236
                                                                          ----------------------------
    Total operating expenses, excluding nonrecurring costs                  7,799              6,512
Nonrecurring costs                                                            701             (1,287)
                                                                          ----------------------------
    Total operating expenses                                               $8,500            $ 5,225
                                                                          ============================
Efficiency ratio                                                            57.52%             45.92%
Efficiency ratio, excluding nonrecurring items                              54.62%             57.23%
Total operating expenses to average assets*                                  3.09%              2.53%
Total operating expenses to average assets, excluding
  nonrecurring costs*                                                        2.79%              3.15%

*Annualized

     Operating expenses totaled $8.5 million for the first quarter of 1998, compared to $5.2 million for the same period in 1997. The ratio of operating expenses to average assets in March 31, 1998 and 1997 was 3.09% and 2.53%, respectively. Nonrecurring costs for the first quarter of 1998 included a $701,000 donation to the GBB Foundation, as previously discussed. Nonrecurring costs in 1997 included a $1.7 million legal settlement recovery. Excluding these items, operating expense to average assets would have been 2.79% in the first quarter of 1998 and 3.15% in 1997.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio for 1998 was 57.52%, compared to 45.92% in 1997. Excluding nonrecurring items, the Company's efficiency ratios were 54.62% and 57.23% in 1998 and 1997, respectively. The improvement in the Company's efficiency ratio, net of nonrecurring, for the first quarter of 1998 as compared to the same period in 1997, excluding nonrecurring costs, was principally due to the investment in infrastructure in 1995 and prior, which has allowed the Company to grow its revenue base without comparable increases in operating expenses.

     Compensation and benefits expenses increased in the three months ended March 31, 1998 to $4.7 million compared to $4.1 million in 1997. The increase in compensation and benefits is due primarily to the additions in personnel made to accommodate the growth of the Company.

     Federal Deposit Insurance Corporation ("FDIC") deposit insurance and Office of the Comptroller of the Currency ("OCC") regulatory assessments increased to $82,000 in 1998, compared to $50,000 in 1997. Deposit level increases of 29.2% from 1997 to 1998 were the primary reason for the increase in FDIC deposit insurance premiums.

     The increase in other operating expenses was related to the growth in the Company's loans, deposits and trust assets. As indicated by the declining efficiency ratio and ratio of total operating expenses to average assets from 1997 to 1998, the Company has been able to achieve increasing economies of scale subsequent to the November 1996 merger between Cupertino National Bancorp and Mid-Peninsula Bancorp and the December 1997 merger between Greater Bay Bancorp and Peninsula Bank

Management's Discussion And Analysis of Results of Operations
And Financial Condition

of Commerce. From March 31, 1997 to March 31, 1998, average assets increased 34.2%, while operating expenses increased only 18.3% during this period, excluding nonrecurring costs.

Income Taxes

The Company's effective income tax rate for the quarter ended March 31, 1998 was 32.6%, compared to 38.4% for the same period in 1997. The effective tax rate in 1998 was decreased by 5.3% due to the favorable tax treatment of the donation made to the GBB Foundation, as previously discussed, as well as the tax-exempt income on municipal securities. The effective rate in 1997 was lower than the statutory rate due to tax-exempt income on municipal securities.


FINANCIAL CONDITION

Total assets increased 33.6% (annualized) to $1.2 billion at March 31, 1998, compared to $1.1 billion at December 31, 1997. The increases in 1998 were primarily due to increases in the Company's loan portfolio funded by long term borrowings as well as growth in deposits. Included in total assets at March 31, 1998 and December 31, 1997 were the invested proceeds of a Special Deposit of $88.8 million and $88.1 million, respectively. This deposit was received in late 1996 and management anticipates that this deposit will be withdrawn at some point in 1998.

Loans

Total loans, net of deferred fees, increased 20.3% (annualized) to $710.1 million at March 31, 1998, compared to $675.8 million at December 31, 1997. The increases in loan volumes in 1998 were primarily due to the strong economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

     The Company's loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also decreasing the Company's net interest margin.

     The following table presents the composition of the Company's loan portfolio at the dates indicated:

                                                       March 31,           December 31,
                                                          1998                 1997
                                                  -----------------------------------------
(Dollars in thousands)                              Amount      %        Amount        %
-------------------------------------------------------------------------------------------
Commercial                                         $330,547    47.6%      $324,535    49.1%
Real estate construction and land                   117,864    17.0        109,671    16.6
Real estate term                                    201,751    29.0        179,458    27.2
Consumer and other                                   62,787     9.0         64,854     9.8
                                                  -----------------------------------------
     Total loans, gross                             712,949   102.6        678,518   102.7
Deferred fees and discounts, net                     (2,817)   -0.4         (2,654)   -0.4
                                                  -----------------------------------------
     Total loans, net of deferred fees              710,132   102.2        675,864   102.3
Allowance for loan losses                           (15,250)   -2.2        (15,208)   -2.3
                                                  -----------------------------------------
     Total loans                                   $694,882   100.0%      $660,656   100.0%
                                                  =========================================

Management's Discussion And Analysis of Results of Operations
And Financial Condition


Nonperforming and Classified Assets

Management generally places loans on nonaccrual when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where the Banks have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

                                                     March 31,    December 31,
(Dollars in thousands)                                 1998           1997
------------------------------------------------------------------------------
Nonperforming loans
     Nonaccrual loans                                  $3,024        $2,843
     Accruing loans past due 90 days or more                -             -
     Restructured loans                                     -             -
                                                     -------------------------
           Total nonperforming loans                    3,024         2,843
Other real estate owned                                   445           340
                                                     -------------------------
           Total nonperforming assets                  $3,469        $3,183
                                                     -------------------------
     Nonperforming assets to total loans
      and other real estate owned                        0.49%         0.47%

     At March 31, 1998, the Company had $3.0 million in nonaccrual loans. Interest income forgone on nonperforming loans outstanding at period end totaled $96,000 and $79,000 for the quarter ended March 31, 1998 and 1997, respectively. Interest income recognized on nonperforming for the quarters ended March 31, 1998 and March 31, 1997 were $39,000 and $43,000, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the on going periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At March 31, 1998, OREO consisted of three properties acquired through foreclosure with a carrying value of $445,000.

     The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard," "doubtful" and "loss." Substandard loans have one or more defined weakness and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans, with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified "loss" is considered uncollectible and its continuance as an asset is not warranted.

Management's Discussion And Analysis of Results of Operations
And Financial Condition

     The following table sets forth the classified assets at the dates indicated:

                                                  March 31,    December 31,
                                                  -------------------------
(Dollars in thousands)                               1998          1997
---------------------------------------------------------------------------
Substandard                                        $ 7,757         $14,302
Doubtful                                             1,092           1,377
Loss                                                     -               -
Other real estate owned                                445             340
                                                  -------------------------
  Classified assets                                $ 9,294         $16,019
                                                  =========================

Classified assets to total loans and other            1.31%           2.37%
  real estate owned

Allowance for loan losses to total classified       164.08%          94.94%
  assets


     With the exception of these classified loans, management was not aware of any loans as of March 31, 1998 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

     The Company has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management, the officer's loan committee and the director's loan committee review credit quality issues on a regular basis.

Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the Company's loan portfolio and economic conditions in the Company's market areas. See - "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

     The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the periods indicated:

Management's Discussion And Analysis of Results of Operations
And Financial Condition


                                                                    At and for the periods ended
                                                                  March 31,            December 31,
                                                                  ---------------------------------
(Dollars in thousands)                                              1998                   1997
---------------------------------------------------------------------------------------------------
Period end loans outstanding                                        $712,949             $678,518
Average loans outstanding:                                          $684,693             $596,229
Allowance for loan losses:
Balance at beginning of period                                      $ 15,208             $  8,690
Charge-offs:
     Commercial                                                         (734)                (801)
     Real estate construction and land                                     -                 (243)
     Real estate term                                                     (2)                   -
     Consumer and other                                                 (119)                 (86)
                                                                  ---------------------------------
          Total charge-offs                                             (855)              (1,130)
                                                                  ---------------------------------

Recoveries:
     Commercial                                                           22                   51
     Real estate construction and land                                     -                    -
     Real estate term                                                      -                    -
     Consumer and other                                                    9                    5
                                                                  ---------------------------------
          Total recoveries                                                31                   56
                                                                  ---------------------------------
     Net charge-offs                                                    (824)              (1,074)
Provision charged to income (1)                                          866                7,592
                                                                  ---------------------------------
Balance at end of period                                            $ 15,250             $ 15,208
                                                                  =================================
Net charge-offs to average loans outstanding                            0.49%                0.18%
   during the period, annualized
Allowance as a percentage of average loans outstanding                  2.23%                2.55%
Allowance as a percentage of period end loans outstanding               2.15%                2.25%
Allowance as a percentage of non-performing loans                     504.30%              534.92%


(1) Includes $1.4 million in 1997 to conform practices for the Bank's reserve methodologies, which is included in mergers and related nonrecurring costs.

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


Liquidity and Cash Flow

The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In the first quarter of 1997, the Company issued $20.0 million in Trust Preferred Securities ("TPS") to enhance its regulatory capital base, while also providing added liquidity.

Management's Discussion And Analysis of Results of Operation
And financial Condition

          Net cash provided by operating activities, consisting of primarily net interest income, totaled $15.0 million for the first quarter of 1998 and $907,000 for the same period in 1997. Cash used for investing activities totaled $80.7 million in first quarter of 1998 and $34.0 million in the same period in 1997. The funds used for investing activities primarily represent increases in loans and investment for each year reported.

          For the quarter ended March 31, 1998, net cash provided by financing activities was $75.7 million. Historically, the primary financing activity of the Company has been deposits and borrowings. Deposits increased $23.1 million for the quarter ended March 31, 1998 and other borrowings increased $52.4 million for the same period. For the three months ended March 31, 1997, net cash provided by financing activities was $39.8 million. Deposits increased $19.2 million, while other borrowings were relatively unchanged. During that period there were also proceeds from the issuance of TPS of $20.0 million.

          Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received and dividends declared and paid by the Banks. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of March 31, 1998, Greater Bay did not have any material commitments for capital expenditures. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay.

Capital Resources

Shareholders' equity at March 31, 1998 increased to $70.5 million from $66.6 million at December 31, 1997. During the first quarter of 1998 and the twelve months ended December 31, 1997, Greater Bay paid aggregate cash dividends of $0.075 and $0.30 per share, as adjusted for the 2-for-1 stock split effective April 30, 1998. In 1997, prior to the completion of its merger with the Company, PBC declared a cash dividend of $3.20 per share.

          The Company has provided a substantial portion of its capital requirements through the retention of earnings. In the first quarter of 1997, the Company increased its capital base by issuing $20.0 million of TPS, which, subject to certain limitations, qualify as Tier 1 capital.

          A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred stock and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments, and term subordinated debt. The Company's major capital components are shareholders' equity trust preferred securities in core capital, and the allowance for loan losses and subordinated debt in supplementary capital.

          At March 31, 1998, the minimum risk-based capital requirements to be considered adequately capitalized are 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

          Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at March 31, 1998 and the requirements to qualify for well capitalized and adequately capitalized status under these regulations are as follows:

Management's Discussion And Analysis of Results of Operations
And Financial Condition

                                                                                                    To Be Well Capitalized
                                                                                For Capital         Under Prompt Corrective
As of March 31, 1998                                          Actual         Adequacy Purposes          Action Provisions
                                                       ------------------- ---------------------- ----------------------------
(Dollars in thousands)                                    Amount   Ratio       Amount    Ratio           Amount     Ratio
-------------------------------------------------------------------------- ---------------------- ----------------------------
Total Capital (To Risk Weighted Assets):
  GREATER BAY BANCORP                                   $ 103,561  12.19%     $ 67,942   8.00%                      N/A
  Mid-Peninsula Bank                                       36,078  11.00        26,240   8.00          $ 32,800     10.00%
  Cupertino National Bank                                  43,775  10.82        32,378   8.00            40,473     10.00
  Peninsula Bank of Commerce                               15,965  13.43         9,511   8.00            11,888     10.00

Tier 1 Capital (To Risk Weighted Assets):
  GREATER BAY BANCORP                                   $  89,887  10.58%     $ 33,971   4.00%                      N/A
  Mid-Peninsula Bank                                       31,975   9.75        13,120   4.00          $ 19,680     6.00%
  Cupertino National Bank                                  35,684   8.81        16,189   4.00            24,284     6.00
  Peninsula Bank of Commerce                               14,477  12.18         4,755   4.00             7,133     6.00

Tier 1 Capital (To Average Assets):
  GREATER BAY BANCORP                                   $  89,887   8.05%     $ 44,648   4.00%                      N/A
  Mid-Peninsula Bank                                       31,975   7.98        12,016   3.00          $ 20,027     5.00%
  Cupertino National Bank                                  35,664   7.16        19,918   4.00            24,897     5.00
  Peninsula Bank of Commerce                               14,477   6.83         8,473   4.00            10,591     5.00

                                                                                                    To Be Well Capitalized
                                                                                For Capital         Under Prompt Corrective
As of March 31, 1998                                          Actual         Adequacy Purposes          Action Provisions
                                                       ------------------- ---------------------- ---------------------------
(Dollars in thousands)                                    Amount   Ratio       Amount    Ratio           Amount     Ratio
-------------------------------------------------------------------------- ---------------------- ---------------------------
Total Capital (To Risk Weighted Assets):
  GREATER BAY BANCORP                                   $  99,434  12.32%     $ 64,671   8.00%                      N/A
  Mid-Peninsula Bank                                       34,727  11.88        23,416   8.00          $ 29,269     10.00%
  Cupertino National Bank                                  40,201  10.03        32,118   8.00            40,147     10.00
  Peninsula Bank of Commerce                               15,252  14.33         8,525   8.00            10,657     10.00

Tier 1 Capital (To Risk Weighted Assets):
  GREATER BAY BANCORP                                   $  86,258  10.69      $ 32,335   4.00%                      N/A
  Mid-Peninsula Bank                                       31,064  10.63        11,708   4.00          $ 17,562     6.00%
  Cupertino National Bank                                  32,126   8.02        16,059   4.00            24,088     6.00
  Peninsula Bank of Commerce                               13,917  13.08         4,263   4.00             6,394     6.00

Tier 1 Capital (To Average Assets):
  GREATER BAY BANCORP                                   $  86,258   8.29%     $ 41,756   4.00%                      N/A
  Mid-Peninsula Bank                                       31,064   8.54        10,935   3.00          $ 18,225     5.00%
  Cupertino National Bank                                  32,126   7.08        18,189   4.00            22,737     5.00
  Peninsula Bank of Commerce                               13,917   6.65         8,401   4.00            10,501     5.00

          At March 31, 1998, the Company's risk-based capital ratios were 10.58% for Tier 1 risk-based capital and 12.91% for total risk-based capital, compared to 10.69% and 12.32% respectively, as of December 31, 1997. The Company's leverage ratio was 8.05% at March 31, 1998, compared to 8.29% at December 31, 1997. These ratios all exceeded the well-capitalized guidelines shown above.

          In addition, at March 31, 1998, each of the Banks had levels of capital which exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios of the Company and each of the Banks, see Note 13 of Notes to Consolidated Financial Statements.

          The Company anticipates that the economic and business conditions in its market areas will continue to expand in 1998, resulting in continued growth in earnings and deposits. To support this continuing growth or future acquisition opportunities, it may be necessary for the Company to raise additional capital through the sale of either debt or equity securities in order for the Company and each of the Banks to remain well-capitalized under applicable regulations.

Management's Discussion And Analysis of Results of Operation
And Financial Condition

Quantitative and Qualitative Disclosures About Market Risk

The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve (see - "Allowance for Loan Losses" herein).

          Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the market value of portfolio equity ("MVPE") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on MVPE and net interest income.

          The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in MVPE in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to MVPE and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

          In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, lengthen the effective maturities of certain interest-earning assets, and shorten the effective maturities of certain interest-bearing liabilities. The Company has focused its investment activities on securities with generally medium-term (5 years to 7 years) maturities or average lives. The Company has utilized short-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities.

          Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in MVPE of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. MVPE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities. The following table presents the Company's projected change in MVPE for the these rate shock levels as of March 31:

     Change in                                     Projected Change
                                               -------------------------
     Interest Rates              MVPE          Dollars       Percentage
     -------------------------------------------------------------------
     100 basis point rise        $82,963           $ 4,612         6.00%
     Base scenario                78,351                 -         0.00%
     100 basis point decline      73,790            (4,611)      (6.00)%

          The preceding table indicates that, at March 31, 1998, in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Company's MVPE would be expected to decrease. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

          MVPE is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

          Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Management's Discussion And Analysis of Results of Operation
And financial Condition

          Certain shortcomings are inherent in the method of analysis presented in the computation of MVPE. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the MVPE. Certain assets, such as adjustable-rate loans, which represent one of the Company's loan products, have features which restrict changes in interest rate on short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the MVPE. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of significant interest rate increases.

Interest Rate Risk Management

Interest rate risk management is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: one day or immediate, two days to six months, seven to twelve months, one to three years, four to five years, over five years and on a cumulative basis. The differences are known as interest sensitivity gaps.

               The following table shows interest sensitivity gaps for different intervals as of March 31, 1998.


                               Immediate     2 Days To    7 Months to     1 Year      4 Years     More than      Total Rate
(Dollars in thousands)        or One Day      6 Months     12 Months    to 3 Years   to 5 Years    5 Years       Sensitive
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks         $      -   $         -   $        -   $         -   $       -   $         -   $           -
Short term investments            47,100        92,245            -             -           -             -         139,345
Investment securities                  -        23,961       19,391        52,787      30,455       101,274         227,868
Other securities                       -         2,162            -             -           -             -           2,162
Loans                            568,526        26,676       21,487        53,892      22,794        19,574         712,949
Loan losses/unearned fees              -             -            -             -           -             -               -
Other assets                           -             -            -             -           -             -               -
                           ------------------------------------------------------------------------------------------------
  Total assets                  $615,626      $145,044      $40,878      $106,679     $53,249      $120,848      $1,082,324
                           ------------------------------------------------------------------------------------------------
Liabilities and Equity
Deposits:
       DDA                      $      -   $         -   $        -   $         -   $       -   $         -   $           -
       NOW, MMDA, and
        savings                  600,309             -            -             -           -             -         600,309
       Time deposits                   -       174,632       20,552         5,383         560             -         201,127
Other borrowings                       -        11,900            -             -      60,000             -          71,900
Subordinated debt                      -             -            -             -           -         3,000           3,000
Trust preferred securities             -             -            -             -           -        20,000          20,000
Other liabilities                      -             -            -             -           -             -               -
Shareholders' equity                   -             -            -             -           -             -               -
Total liabilities and
                           ------------------------------------------------------------------------------------------------
 equity                         $600,309      $186,532      $20,552      $  5,383     $60,560      $ 23,000      $  896,336
                           ------------------------------------------------------------------------------------------------
Gap                             $ 15,317      $(41,488)     $20,326      $101,296     $(7,311)     $ 97,848      $  185,988
Cumulative Gap                  $ 15,317      $(26,171)     $(5,845)     $ 95,451     $88,140      $185,988      $  185,988
Cumulative Gap/total assets         1.29%        -2.21%       -0.49%         8.06%       7.44%        15.70%          15.70%

                                     Non-Rate
(Dollars in thousands)               Sensitive        Total
---------------------------------------------------------------
Assets
Cash and due from banks               $  65,009     $   65,009
Short term investments                        -        139,345
Investment securities                         -        227,868
Other securities                              -          2,162
Loans                                         -        712,949
Loan losses/unearned fees               (18,067)       (18,067)
Other assets                             55,020         55,020
                                ------------------------------
  Total assets                        $ 101,962     $1,184,286
                                ------------------------------
Liabilities and Equity
Deposits:
       DDA                            $ 195,069     $  195,069
       NOW, MMDA, and
        savings                               -        600,309
       Time deposits                          -        201,127
Other borrowings                              -         71,900
Subordinated debt                             -          3,000
Trust preferred securities                    -         20,000
Other liabilities                        22,390         22,390
Shareholders' equity                     70,491         70,491
Total liabilities and
                                ------------------------------
 equity                               $ 287,950     $1,184,286
                                ------------------------------
Gap                                   $(185,988)             -
Cumulative Gap                     $          -              -
Cumulative Gap/total assets                   -              -

          The foregoing table indicates that the Company had a one year negative gap of $5.8 million, or 0.49% of total assets, at March 31, 1998. In theory, this would indicate that at March 31, 1998, $5.8 million more in liabilities than assets would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the

Management's Discussion And Analysis of Results of Operations
And Financial Condition

net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

         The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of March 31, 1998, the analysis indicates that the Company's net interest income would increase a maximum of 19.8% if rates rose 200 basis points immediately and would decrease a maximum of 19.8% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

         In addition, while this analysis indicates the probable impact of interest rate movements on the Company's net interest income, it does not take into consideration other factors that would impact this analysis. These factors would include but not be limited to management and ALCOs actions to mitigate the impact to the Company and the impact of the Company's credit risk profile during periods of significant interest rate movements. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis table. These prepayments may have significant effects on the Company's net interest margin. Because of these factors and others, an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates.

Common Stock Price and Dividend History

The Company's stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GBBK". The Company's common stock was listed on Nasdaq on September 9, 1996. Prior to September 9, 1996, the Company's common stock was not listed on any exchange nor was it quoted by Nasdaq. It was, however, listed with the National Quotation Service and on the Over The Counter Bulletin Board. Hoefer & Arnett, Incorporated and Van Kasper & Company acted as the primary market makers and facilitated trades in the Company's common stock. Based on information provided to the Company from Hoefer & Arnett, the range of high and low bid quotations for the Common Stock for the first three quarters of 1996 are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations subsequent to September 30, 1996 reflect the high and low sales prices for the Company's common stock as reported by Nasdaq.

Managment's Discussion And Analysis of Results of Operations
And Financial Condition

                                                             Cash dividends
For the period indicated(1)                High      Low      declared (2)
---------------------------------------------------------------------------
1998                                       $ 25.59   $ 24.95     $ 0.095
   First Quarter
1997
   Fourth Quarter                          $ 26.75   $ 21.00     $ 0.075
   Third Quarter                             22.25     15.94       0.075
   Second Quarter                            15.75     12.44       0.075
   First Quarter                             13.82     11.88       0.075
1996
   Fourth Quarter                          $ 12.19   $ 10.57     $ 0.075
   Third Quarter                             10.50      9.00       0.075
   Second Quarter                            11.07      8.88       0.075
   First Quarter                              9.38      8.25       0.075

(1) Restated to reflect the 2-for-1 stock split as of April 30, 1998.

(2) Includes only those dividends declared by Greater
    Bay, and excludes those dividends paid by Cupertino
    National Bancorp prior to the 1996 merger and by PBC prior to the 1997 merger. In 1996, Cupertino
    National Bancorp declared and paid dividends of $0.10 to its shareholders. PBC declared dividends of $3.20 and $1.35 per share, in 1997 and 1996, respectively, to its shareholders. On a
    consolidated basis, the Company has declared dividends of $0.52 and $0.30 per share in 1997 and 1996, respectively.

The Company estimates it has approximately 2,200 shareholders as of March 31, 1998.

                          PART II. OTHER INFORMATION

ITEM 1 - ITEM 3, ITEM 5
Not applicable

ITEM 4 - NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits

EXHIBIT
 NO.                                   EXHIBIT
-------                                -------
2 Agreement and plan of reorganization by and among Greater Bay Bancorp, Pacific Rim Bancorporation and the Leo K.W. Lum PRB Revocable Trust dated February 24, 1998.+++
3.1       Articles of Incorporation of Greater Bay Bancorp, as amended.+++
3.2       Bylaws of Greater Bay Bancorp, as amended. +++
4.1 Junior Subordinated Indenture dated as of March 31, 1997 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee. ++
4.2       Officers' Certificate and Company Order, dated March 31, 1997.++
4.3       (Reserved.)
4.4       Certificate of Trust of GBB Capital I.+
4.5       Trust Agreement of GBB Capital I dated as of February 28, 1997.+
4.6 Amended and Restated Trust Agreement of GBB Capital I, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of March 31, 1997.++
4.7       Trust Preferred Certificate of GBB Capital I.++
4.8       Common Securities Certificate of GBB Capital I.++
4.9       Guarantee Agreement between Greater Bay Bancorp and Wilmington
          Trust Company, dated as of March 31, 1997.++
4.10 Agreement as to Expenses and Liabilities, dated as of March 31, 1997.++
4.11      Form of Subordinated Debentures; incorporated herein by reference from
          Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015), filed with the Commission on October 25, 1995.
4.12 Supplemental Debenture Agreement of Cupertino National Bancorp dated as of November 22, 1996.+
4.13 Supplemental Debenture Agreement dated November 27, 1996 between Cupertino National Bancorp and Mid-Peninsula Bancorp.+
4.14      Supplemental Debenture Agreement, dated as of March 27, 1997.++
10.1 Employment Agreement with David L. Kalkbrenner, dated March 3, 1992; incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-25034), filed with the Commission on March 30, 1995.*
10.1.1    Amendment No. 1 to Employment Agreement with David L.
          Kalkbrenner, dated March 27, 1998.*
10.2      Employment, Severance and Retirement Benefits Agreement with
          Steven C. Smith dated July 31,  1995.*+

10.2.1 Amendment No. 1 to Employment, Severance and Retirement Benefits Agreement with Steven C. Smith, dated March 27, 1998.*+++
10.3      Employment, Severance and Retirement Benefits Agreement with
          David R. Hood dated July 31, 1995.*+
10.3.1 Amendment No. 1 to Employment, Severance and Retirement Benefits Agreement with David R. Hood, dated March 27, 1998.*
10.4 Greater Bay Bancorp 1996 Stock Option Plan, as amended; incorporated herein by reference from Exhibit 99.1 to Greater Bay Bancorps's Registration Statement on Form S-8 (Registration No. 333-47747), filed with the Commission on March 11, 1998.*
10.5      Greater Bay Bancorp 401(k) Profit Sharing Plan.*+++
10.6 Greater Bay Bancorp Employee Stock Purchase Plan; incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual Meeting of Shareholders (File No. 000-25034), filed with the Commission on May 13, 1997.*
10.6.1    Amendment to Greater Bay Bancorp Employee Stock Purchase Plan.*+++
10.7      Greater Bay Bancorp Change of Control Pay Plan I.*+++
10.8      Greater Bay Bancorp Change of Control Pay Plan II.*+++
10.9      Greater Bay Bancorp Termination and Layoff Plan I. *+++
10.10     Greater Bay Bancorp Termination and Layoff Plan II. *+++
10.11     Greater Bay Bancorp 1997 Elective Deferred Compensation Plan.*+++
10.12     Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers.+
11        Statements re Computation of Earnings Per Share.
27        Financial Data Schedule.
_______

     * Represents executive compensation plans and arrangements of Greater Bay Bancorp.
     + Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-1 (Registration No. 33-22783) filed with the Commission on March 5, 1997.
     ++ Incorporated by reference from Greater Bay Bancorp's current report on Form 8-K (File No. 000-25034) dated June 5, 1997.
     +++ Incorporated by reference from Greater Bay Bancorp's current report on for 10-K (File No. 000-25034) dated March 31, 1998.
_______

(b)  Reports on Form 8-K for the quarter covered by this report.

          On January 7, 1998, as amended February 5, 1998, the Company filed a form 8-K reporting the completion of the merger pursuant to an Agreement and Plan of Reorganization by among Greater Bay Bancorp ("GBB"), GBB Acquisition Corp., a wholly-owned subsidiary of GBB ("Newco") and Peninsula Bank of Commerce ("PBC") dated September 5, 1997.

                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(REGISTRANT)

BY:

/S/ STEVEN C. SMITH
-------------------
STEVEN C. SMITH
 EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER AND
 CHIEF  FINANCIAL OFFICER




DATE:  MAY 4, 1998