Form 10-Q
period 1998-06-30
GREATER BAY BANCORP
filed 1998-08-14
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                      OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _____ to____.

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

                                (650) 813-8200
             (Registrant's telephone number, including area code)

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

Outstanding shares of Common Stock, no par value, as of July 31, 1998:
9,201,531

This report contains a total of 38 pages.

                              GREATER BAY BANCORP


                                     INDEX



                        PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 1998 and December 31, 1997..........................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months Ended
         June 30, 1998 and 1997.......................................  4

         Consolidated Statements of Comprehensive Income
         for the Three Months and Six Months Ended
         June 30, 1998 and 1997.......................................  5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997......................  6

         Notes to Consolidated Financial Statements...................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................... 14




                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................. 35

         Signatures................................................... 38

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                               June 30,
                                                                 1998                 December 31,
(Dollars in thousands)                                       (unaudited)                  1997*
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                         $   69,239             $   53,000
Federal funds sold                                                 126,200                 75,000
Other short term securities                                         90,320                103,549
                                                                ----------             ----------
       Cash and cash equivalents                                   285,759                231,549
Investment securities:
    Available for sale (amortized cost $302,985 and $166,169
     at June 30, 1998 and December 31, 1997, respectively)         303,358                166,548
    Held to maturity (market value $35,147 and $45,246 at
     June 30, 1998 and December 31, 1997, respectively)             34,440                 44,461
    Other securities                                                 3,317                  2,118
                                                               -----------             ----------
       Investment securities                                       341,115                213,127
Loans:
    Commercial                                                     357,758                345,742
    Real estate construction and land                              139,850                112,514
    Real estate term                                               227,652                196,217
    Consumer and other                                              81,750                 82,914
    Deferred loan fees and discounts                                (2,446)                (2,765)
                                                                 ---------             ----------
    Total loans, net of deferred fees                              804,564                734,622
       Allowance for loan losses                                   (17,584)               (16,093)
                                                                ----------             ----------
    Total loans, net                                               786,980                718,529
Property, premises and equipment                                    10,095                  8,475
Interest receivable and other assets                                46,918                 28,639
                                                                 ---------             ----------
                Total assets                                    $1,470,867             $1,200,319
                                                                ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                 $  263,121             $  219,495
    MMDA, NOW and savings                                          809,594                627,475
    Time certificates, $100,000 and over                           180,891                183,147
    Other time certificates                                         31,009                 41,031
                                                                ----------             ----------
    Total deposits                                               1,284,615              1,071,148
Other borrowings                                                    70,000                 19,480
Subordinated debt                                                    3,000                  3,000
Other liabilities                                                   10,919                 10,433
Company obligated mandatorily redeemable cumulative
 trust preferred securities of subsidiary trust holding
 solely junior subordinated debentures                              20,000                 20,000
                                                                ----------             ----------
              Total liabilities                                  1,388,534              1,124,061
                                                                ----------             ----------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares
 authorized; none issued                                                 -                      -
Common stock, no par value: 24,000,000 shares
 authorized; 9,189,961 and 9,006,930 shares issued and
 outstanding as of June 30, 1998 and December 31, 1997,
 respectively**                                                     54,247                 52,218
Accumulated other comprehensive income                                 186                    223
Retained earnings                                                   27,900                 23,817
                                                                ----------             ----------
              Total shareholders' equity                            82,333                 76,258
                                                                ----------             ----------
                Total liabilities andshareholders' equity       $1,470,867             $1,200,319
                                                                ==========             ==========

*  Restated to reflect the merger with Pacific Rim
   Bancorporation on a pooling of interests basis.

** Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Three Months Ended June 30,         Six Months Ended June  30,
                                                                ---------------------------         --------------------------
(Dollars in thousands, except per share amounts) (unaudited)     1998               1997*             1998               1997*
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                  $19,753          $16,293          $38,415         $30,644
Interest on investment securities:
 Taxable                                                             3,636            1,924            6,926           3,728
 Tax - exempt                                                          480              274              794             537
                                                                ---------------------------         --------------------------
  Total interest on investment securities                            4,116            2,198            7,720           4,265
 Other interest income                                               2,786            2,419            5,252           4,282
                                                                ---------------------------         --------------------------
   Total interest income                                            26,655           20,910           51,387          39,191
                                                                ---------------------------         --------------------------

INTEREST EXPENSE
Interest on deposits                                                 9,501            7,517           18,260          14,080
Interest on long term borrowings                                     1,446              572            2,419             173
Interest on other borrowings                                           281              192              631             883
                                                                ---------------------------         --------------------------
 Total interest expense                                             11,228            8,281           21,310          15,136
                                                                ---------------------------         --------------------------
  Net interest income                                               15,427           12,629           30,077          24,055
Provision for loan losses                                            1,307            2,275            2,243           4,268
                                                                ---------------------------         --------------------------
  Net interest income after provision for loan                      14,120           10,354           27,834          19,787
  losses                                                        ---------------------------         --------------------------

OTHER INCOME
Trust fees                                                             727              481            1,277             935
Service charges and other fees                                         349              400              769             678
Gain on sale of SBA loans                                              221              181              465             347
Gain (loss) on investments, net                                         (8)               8                -             (35)
Warrant income                                                           -            1,114              497           1,115
Other income                                                           309              296               31             554
                                                                ---------------------------         --------------------------
 Total other income                                                  1,598            2,480            3,039           3,594
OPERATING EXPENSES
Compensation and benefits                                            5,548            4,727           10,799           9,574
Occupancy and equipment                                              1,514            1,295            2,885           2,610
Legal and other professional fees                                      485              500              867             942
Telephone, postage and supplies                                        381              342              811             657
Contribution to GBB Foundation                                           -                -              701               -
Marketing and promotion                                                329              272              449             543
Directors' fees                                                        142              122              281             268
Client services                                                        116               79              267             185
Insurance                                                               95               84              175             153
FDIC insurance and regulatory assessments                               77               83              166             140
Other real estate owned                                                 (8)              71               16              99
Legal settlement recovery                                                -                -               -          (1,700)
Other                                                                  471              534            1,289             792
                                                                ---------------------------         --------------------------
 Total operating expenses, excluding merger costs                    9,150            8,109           18,706          14,263
Merger costs                                                         2,125                -            2,125               -
                                                                ---------------------------         --------------------------
 Total operating expenses                                           11,275            8,109           20,831          14,263
                                                                ---------------------------         --------------------------
   Income before provision for income taxes                          4,443            4,725           10,042           9,118
Provision for income taxes                                           1,520            1,714            3,414           3,303
                                                                ---------------------------         --------------------------

   Net income                                                      $ 2,923          $ 3,011          $ 6,628         $ 5,815
                                                                ===========================         ==========================

Net income per share - basic**                                     $  0.32          $  0.34          $  0.73         $  0.65
                                                                ===========================         ==========================

Net income per share - diluted**                                   $  0.29          $  0.32          $  0.67         $  0.61
                                                                ===========================         ==========================


* Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce and Pacific Rim Bancorportion on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.
See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                                         ---------------------------      -------------------------

(Dollars in thousands) (unaudited)                                          1998            1997*           1998          1997*
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                 $2,923           $3,011         $6,628         $5,815
Other comprehensive income:
   Unrealized holding gains (losses) arising during period (net of taxes of $(96) and $76 for the three months ended
      June 30, 1998 and 1997, and $(26) and $50 for the
      six months ended June 30, 1998 and 1997, respectively)                 (137)             109            (37)            72
   Reclassification adjustment for gains (losses)
      included in net income (net of taxes of $(3) and
      $3 for the three months ended 1998 and 1997,
      and $0 and $(14) for the six month ended 1998
      and 1997, respectively)                                                  (5)               5              -            (21)
                                                                        -----------------------------     --------------------------

Other comprehensive income (losses)                                          (142)             114            (37)            51
                                                                        -----------------------------     --------------------------

Comprehensive income                                                       $2,781           $3,125         $6,591         $5,868
                                                                        =============================     ==========================

* Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce and Pacific Rim Bancorporation on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended June 30,
                                                                              --------------------------------------
(Dollars in thousands) (unaudited)                                                    1998               1997*
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net income                                                                          $   6,628           $  5,815
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                           2,243              4,268
    Depreciation and amortization                                                       1,084                966
    Deferred income taxes                                                                (614)            (2,757)
    (Gain) loss on sale of investment, net                                                  -                 35
    Changes in:
        Accrued interest receivable and other assets                                      593             (4,561)
        Accrued interest payable and other liabilities                                   (381)               505
        Deferred loan fees and discounts, net                                            (319)               211
                                                                                    ----------------------------
Operating cash flows, net                                                               9,234              4,482
                                                                                    ----------------------------

CASH FLOWS - INVESTING ACTIVITIES
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                                   10,022              4,671
    Available for sale                                                                 27,418             26,117
Purchase of investment securities:
    Held to maturity                                                                        -             (2,472)
    Available for sale                                                               (176,152)           (34,554)
    Other securities                                                                   (1,199)              (664)
Proceeds from sale of available for sale securities                                    11,803              1,950
Loans, net                                                                            (70,450)           (82,812)
Purchase of property, premises and equipment                                           (2,567)            (1,235)
Purchase of insurance policies                                                        (18,122)                 -
                                                                                    ----------------------------
Investing cash flows, net                                                            (219,247)           (88,999)
                                                                                    ----------------------------

CASH FLOWS - FINANCING ACTIVITIES
Net change in deposits                                                                213,467             83,605
Net change in other borrowings - short-term                                           (19,480)            (9,031)
Proceeds on other borrowings - long term                                               70,000                  -
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures issued                                                            -             20,000
Proceeds from sale of stock                                                             1,514              1,557
Cash dividends                                                                         (1,278)              (994)
                                                                                    ----------------------------
Financing cash flows, net                                                             264,223             95,137
                                                                                    ----------------------------

Net change in cash and cash equivalents                                                54,210             10,620
Cash and cash equivalents at beginning of period                                      231,549            191,871
                                                                                    ----------------------------
Cash and cash equivalents at end of period                                          $ 285,759           $202,491
                                                                                    ============================

CASH FLOWS - SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                        $  25,560           $ 14,386
                                                                                    ============================
    Income taxes                                                                    $   1,820           $  3,300
                                                                                    ============================
Non-cash transactions:
    Additions to other real estate owned                                            $     105           $    173
                                                                                    ============================

*Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce and Pacific Rim Corporation on a pooling of interests basis.

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
      As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the 1997 annual report to shareholders.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay Bancorp" on a parent-only basis and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Cupertino National Bank, Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank, Peninsula Bank of Commerce and GBB Capital I. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statement and display the accumulated other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. As of June 30, 1998 and December 31, 1997, the only component of accumulated other comprehensive income was unrealized gains on securities available for sale. The changes to the balances of accumulated other comprehensive income is as follows:

                                          Accumulated
                                      Other Comprehensive
(Dollars in thousands)                     Income
-----------------------------------------------------------
Balance - as of December 31, 1997         $     223
Current period charge                           (37)
                                          ---------
Balance - as of June 30, 1998                   186
                                          =========

Per Share Data

Net income per share is stated in accordance with SFAS No. 128 "Earnings per Share." Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding including dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period. All years presented include the effect of the 2-for-1 stock split declared on March 24, 1998 and effective for shareholders of record on April 30, 1998 (see Note 4).

Notes To Consolidated Financial Statements
     As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six month periods ended June 30, 1998 and 1997:

                                               For the three months ended June 30, 1998     For the three months ended June 30, 1997
                                               -------------------------------------------------------------------------------------
                                                                    Average                                   Average
                                                       Income       Shares*      Per Share     Income         Shares*    Per Share
(Dollars in thousands, except per share amounts)     (Numerator)  (Denominator)    Amount    (Numerator)   (Denominator)   Amount
------------------------------------------------------------------------------------------   ---------------------------------------

Net income                                             $2,923                                  $3,011
Basic net income per share:
   Income available to common shareholders              2,923      9,163,034        $0.32       3,011         8,895,548       $0.34
Effect of dilutive securities:
   Stock options                                            -        793,774            -           -           589,124           -
                                                    --------------------------------------   ---------------------------------------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                             $2,923      9,956,808        $0.29      $3,011         9,484,672       $0.32
                                                    ======================================   =======================================


                                                    For the six months ended June 30, 1998   For the six months ended June 30, 1997
                                                    --------------------------------------   ---------------------------------------
                                                                   Average                                   Average
                                                       Income       Shares*      Per Share     Income         Shares*     Per Share
(Dollars in thousands, except per share amounts)     (Numerator)  (Denominator)    Amount    (Numerator)   (Denominator)   Amount
------------------------------------------------------------------------------------------   ---------------------------------------
Net income                                             $6,628                                  $5,815
Basic net income per share:
   Income available to common shareholders              6,628      9,106,015        $0.73       5,815         8,923,764       $0.65
Effect of dilutive securities:
   Stock options                                            -        818,143            -           -           670,715           -
                                                    --------------------------------------   ---------------------------------------
 Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                             $6,628      9,924,158        $0.67      $5,815         9,594,479       $0.61
                                                    ======================================   =======================================

* Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.

     Options to purchase 713 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the periods ended June 30,1998 were excluded from this computation.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1997 merger with PBC and the 1998 merger with Golden Gate.


Recent Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefit. This statement standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote: requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets: eliminates certain disclosures that are no longer considered useful, including general descriptions of the plan and permits the aggregation of information about certain plans. SFAS No. 132 is not expected to have a significant impact on the Company.

      On June 15, 1998, FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that

Notes To Consolidated Financial Statements
      As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997



for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The impact on the Company of adopting SFAS No. 133 is not expected to be material.

NOTE 2 -- MERGERS

On August 4, 1998, Greater Bay entered into an agreement to acquire Pacific Business Funding Corporation ("PBFC"), an asset-based speciality finance company. The acquisition is structured as a merger transaction in which Greater Bay will acquire PBFC as a wholly owned subsidiary, in consideration of the issuance of approximately 264,000 shares of Greater Bay common stock to the shareholders of PBFC. PBFC had total assets of approximately $14.9 million as of May 31, 1998. It is anticipated that the transaction will be accounted for as a pooling-of-interest. The transaction is expected to close on or before August 31, 1998.

Notes to Consolidated Financial Statements
       As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997


       The following table sets forth the combined financial position and results of operations of the Company and PBPC as of and for the six months ended June 30, 1998;

                                             As of
(Dollars in thousands)                   June 30, 1998
------------------------------------------------------

Assets:
Greater Bay Bancorp                        $1,470,867
Pacific Business Funding Corporation           15,583
                                           ----------
 Combined                                  $1,486,480
                                           ==========

Liabilities:
Greater Bay Bancorp                        $1,388,534
Pacific Business Funding Corporation           15,503
                                           ----------
 Combined                                  $1,404,037
                                           ==========

Shareholders' equity:
Greater Bay Bancorp                        $   82,333
Pacific Business Funding Corporation               90
                                           ----------
 Combined                                  $   82,423
                                           ==========
Net interest income:
Greater Bay Bancorp                        $   30,077
Pacific Business Funding Corporation            1,154
                                           ----------
 Combined                                  $   31,231
                                           ==========
Provision for loan losses:
Greater Bay Bancorp                        $    2,243
Pacific Business Funding Corporation              100
                                           ----------
 Combined                                  $    2,343
                                           ==========

Net income:
Greater Bay Bancorp                        $    6,628
Pacific Business Funding Corporation*             344
                                           ----------
 Combined                                  $    6,972
                                           ==========

*Shown on a proforma basis to reflect taxes for PBFC which would have been incurred had PBFC been a C Corp.



      On May 8, 1998, Pacific Rim Bancorporation ("PRB"), the former holding company of Golden Gate, merged with and into the Company. Upon consumation of the merger, the outstanding shares of PRB were converted into an aggregated of 950,748 shares (as adjusted to reflect the stock split) of the Company's stock. The stock was issued to former PRB's sole shareholder, the Leo K. W. Lum PRB Revocable Trust (the "Trust"), in a tax-free exchange accounted for as a pooling-of-interest. The securities issued in the merger were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the "Securities Act").

Notes To Consolidated Financial Statements
      As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997



     The following table sets forth the composition of the operations of the Company and PRB, on a consolidated basis with Golden Gate, for the three months ended March 31, 1998, prior to the consummation of the merger on May 8, 1998:

                                                            As of
(Dollars in thousands)                                  March 31, 1998
------------------------------------------------------------------------
Net interest income:
Greater Bay Bancorp                                          $13,366
Pacific Rim Bancorporation                                     1,285
                                                             -------
  Combined                                                   $14,651
                                                             =======

Provision for loan losses:
Greater Bay Bancorp                                          $   866
Pacific Rim Bancorporation                                        70
                                                             -------
  Combined                                                   $   936
                                                             =======

Net income:
Greater Bay Bancorp                                          $ 3,646
Pacific Rim Bancorporation                                        60
                                                             -------
  Combined                                                   $ 3,706
                                                             =======



     There were no significant transactions between the Company and PRB prior to the merger. All intercompany transactions have been eliminated.

Notes To Consolidated Financial Statements
      As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997

NOTE 3 -- BORROWINGS
The Company's borrowings are detailed as follows:

                                                 June 30,          December 31,
(Dollars in thousands)                             1998               1997
-------------------------------------------------------------------------------
Other borrowings:
 Short term borrowings:
  Securities sold under agreements
    to repurchase (short term)                    $     -             $19,480
                                                  -------             -------
      Total short term borrowings                       -              19,480
                                                  -------             -------
   Other long term borrowings:
    Securities sold under agreements
     to repurchase (long term)                     50,000                   -
    FHLB advances                                  20,000                   -
                                                  -------             -------
      Total other long term borrowings             70,000                   -
                                                  -------             -------
Total other borrowings                            $70,000             $19,480
                                                  =======             =======

Subordinated notes, due September
 15, 2005                                         $ 3,000             $ 3,000
                                                  -------             -------
Total subordinated debt                           $ 3,000             $ 3,000
                                                  =======             =======

     During the six month period ended June 30, 1998 and the twelve month period ended December 31, 1997, the average balance of securities sold under short term agreements to repurchase were $11,673,000 and $5,278,000, respectively, and the average interest rates during those periods were 5.65% and 5.71%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the six month period ended June 30, 1998 and the twelve month period ended December 31, 1997, the average balance of federal funds purchases was $885,000 and $1,523,000, respectively, and the average interest rates during those periods were 5.45% and 5.32%, respectively. These purchases were primarily between the Banks.

     The Company has sold securities under long term agreements to repurchase which mature in the year 2003. The counterparties to these agreements have put options which give them the right to demand early repayment. As of June 30, 1998, $40.0 million of these borrowings are subject to early repayment beginning in 1999 and $10.0 million are subject to early repayment beginning in 2000.

     The FHLB advances will mature in the year 2003. The advances are collateralized by securities pledged to the FHLB. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment beginning in 1999.

     The subordinated notes which will mature on September 15, 2005, were offered to members of Cupertino National Bank's Board of Directors and bank officers along with other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. The notes bear an interest rate of 11.5%. The notes are redeemable by the Company any time after September 30, 1998 at a premium ranging from 0% to 5%. The notes qualify as Tier 2 capital for the Company.

Notes To Consolidated Financial Statements
      As of June 30, 1998 and 1997 and for the Three and Six Months Ended June 30, 1998 and 1997



NOTE 4 -- STOCK SPLIT

On March 24, 1998 the Company announced a 2-for-1 stock split of its common stock. This split was effective for shareholders of record as of April 30, 1998 with a payment date of May 15, 1998. All share and per share information has been retroactively restated to reflect this split.

NOTE 5 -- CASH DIVIDEND
The Company declared a cash dividend of 9.5 cents per share payable on July 15, 1998 to shareholders of record as of June 30, 1998.

NOTE 6 -- SUBSEQUENT EVENTS

On August 12, 1998, the Company completed an offering of Cumulative Trust Preferred Securities ("TPS") in an aggregate amount of $30 million through GBB Capital II, a trust affiliate of the Company formed for the purpose of the offering. The securities issued in the offering were sold in a private transaction pursuant to an applicable exemption form registration under the Securities Act and have not been registered under the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities have an offering price (liquidation amount) of $1,000 per security and will receive distributions at a variable rate of interest, initially at 7.1875%. The interest rate will reset quarterly, equal to 3-month LIBOR plus 150 basis points, will be cumulative and will be payable quarterly. As part of this transaction, the Company negotiated an interest rate swap to fix the cost of the offering at 7.55% for 10 years.

     The TPS accrue and pay distributions quarterly beginning December 15, 1998 at a floating rate equal to the 3-month LIBOR plus 150 basis points on the liquidation amount of $1,000 per share TPS. The expense for those distributions will be included in interest on long term borrowings. Greater Bay has fully and unconditionally guaranteed all of the obligations of the GBB Capital II.

     The TPS are mandatorily redeemable, in whole or in part, upon repayment of the Debentures at their stated maturity of September 15, 2028 or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company, on or after September 15, 2008, in whole at any time or in part form time to time.

     All of the proceeds from the sale of the TPS have been invested by GBB Capital II in Junior Subordinated Debentures of the Company. Greater Bay intends to invest approximately $10 million of the net proceeds in one or more of the Company's subsidiary banks to increase their capital levels. The Company intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, Greater Bay expects that a certain portion of the TPS will qualify as Tier I Capital, and the remaining portion will qualify as Tier 2 capital.

Item 2 -- Management's Discussion and Analysis of Results of Operations And Financial Condition

OVERVIEW

Greater Bay Bancorp ("Greater Bay," on a parent-only basis, and the "Company," on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the holding company for Mid-Peninsula Bank ("MPB"). In December 1997, the Company completed a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC joined CNB and MPB as the third wholly
owned banking subsidiary of Greater Bay.   In May 1998, the Company completed a
merger with Pacific Rim Bancorporation ("PRB"), the holding company for Golden Gate Bank ("Golden Gate"), whereby Golden Gate joined CNB, MPB, PBC as the forth wholly owned banking subsidiary of Greater Bay. All mergers were accounted for as pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company.
The following discussion should be read in conjunction with the information under "Financial Highlights" and the Company's consolidated financial data included in the Company's 1997 Annual Report to Shareholders. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited, to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation.

RESULTS OF OPERATIONS

The Company reported net income of $4.2 million, (excluding merger costs, net of taxes) for the second quarter of 1998, compared with net income of $3.0 million, for the second quarter of 1997. Diluted net income per share was $0.43, (excluding merger costs, net of taxes) and $0.32 for the quarters ended June 30, 1998 and 1997, respectively. The Company reported net income, including merger costs of $2.9 million and diluted net income per share of $0.29 for the quarter ended June 30, 1998. The annualized return on average assets and return on average shareholders' equity excluding merger costs and net of tax was 1.25% and 21.62% for the second quarter of 1998, compared with 1.18% and 16.63%, respectively, for the same period in 1997.

     The earnings for the second quarter of 1997 includes $1.1 million in warrant income that was recorded in May and June 1997 resulting from the exercise of warrants and sale of the underlying shares of common stock in two of
the clients of one of the Banks.   The Company occasionally receives warrants to
acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

     Net income totaled $7.9 million, (excluding merger costs, net of taxes) for the six months ended June 30, 1998, versus $5.8 million for the respective 1997 period. Diluted net income per share was $0.80, (excluding merger costs, net of taxes) and $0.61 for the six months ended 1998 and 1997, respectively. For the first six months of 1998, the annualized return on average assets, excluding merger costs, was 1.24% and the return on average shareholders' equity was 20.29% versus 1.19% and 16.72%, respectively, for the comparable prior year period. The Company's net income, including merger costs, were $6.6 million and its diluted net income per share was $0.67 for the year to date June 30, 1998.

     The increase in 1998 net income was the result of significant loan and deposit growth, which resulted in increased net interest income, and increases in trust fees, depositors' service fees and other fee income. Operating expense increases required to service and support the Company's growth partially offset the increase in revenues.

     During the first quarter of 1998 Greater Bay's Board of Directors established the Greater Bay Bancorp Foundation (the "Foundation"). The Foundation was formed to provide a vehicle through which the Company, its officers and directors can provide support to the communities in which it does business.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

The Foundation will focus its support on initiatives related to education, health and economic growth. To fund the Foundation, the Company contributed appreciated warrants, which had an unrealized gain of $701,000. The Company recorded a contribution deduction for the fair market value of the warrants contributed and also recorded warrant income of $701,000 ($498,000 net of related employee incentives). For income tax purposes, the Company is not required to recognize the warrant income, however it is allowed to deduct the fair market value of the contributed warrants. As a result, the Company recognized a tax benefit of $288,000.

     In the first quarter of 1998, the Company recorded a $484,000 write down on equity securities in accordance with APB 18.

     The provision for loan losses was $1.4 million for the six months ended June 30, 1998 and $2.3 million for the same period June 30, 1997. For the quarter ended June 30, 1998, the Company's provision for loan losses was $1.3 million, as compared to $936,000 for the preceding quarter and $2.3 million for the quarter ended June 30, 1997. The loan loss reserve to total loans was 2.19% at June 30, 1998 compared to 2.19% at December 31, 1997 and 2.09% at June 30, 1997.


Net Interest Income

Net interest income for the second quarter of 1998 was $15.4 million, a $777,000 increase over the first quarter of 1998 and a $2.8 million increase over the second quarter of 1997. The increase from the second quarter of 1997 to the second quarter of 1998 was primarily due to the $318.5 million, or 33.7% increase in average interest-earning assets which is partially offset by a 42 basis point decrease in the Company's interest rate spread from 4.58% in the second quarter of 1997 to 4.16% in the second quarter of 1998. The interest rate spread for these periods was reduced by the low spread earned on PBC's Special Deposit (discussed in Note 7 to the Financial Statements contained in the Company's Annual Report to Shareholders). The average investment and deposit balances related to the Special Deposit during these periods were $89.5 million and $98.2 million, respectively, on which the Company earned spreads of approximately 2.25%. Excluding PBC's Special Deposit, the interest rate spread would have been 4.29% and 4.81% for the second quarter of 1998 and 1997, respectively. The Company's interest rate spread was affected by a higher percentage of interest-earning assets in Federal Funds sold and Investment Securities during the second quarter of 1998 compared to the same quarter in 1997. Net interest income increased 22.16% in the quarter ended June 30, 1998 from the same quarter in 1997 despite the 38 basis point decrease in the Company's interest rate spread.

Management's Discussion and Analysis of Results of Operations
And Financial Condition


     The following table presents, for the quarterly periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances:


                                                    Three Months Ended                   Three Months Ended
                                                       June 30, 1998                       March 31, 1998
                                            ---------------------------------     --------------------------------
                                                                      Average                              Average
                                            Average                   Yield/      Average                   Yield/
(Dollars in thousands)                      Balance       Interest     Rate       Balance     Interest       Rate
--------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                        $  102,223     $ 1,403      5.51%    $   76,878      $ 1,026      5.41%
 Other short term investments                  97,823       1,383      5.67%       106,970        1,440      5.46%
 Investment securities:
     Taxable                                  240,850       3,636      6.06%       200,915        3,290      6.64%
     Tax-exempt (1)                            35,047         480      5.49%        25,217          314      5.05%
 Loans (2), (3)                               749,474      19,753     10.57%       738,009       18,662     10.26%
                                           -----------------------              ------------------------
          Total interest-earning assets     1,225,417      26,655      8.72%     1,147,989       24,732      8.74%
 Noninterest-earning assets                   133,985                               74,593       70,343
                                           -----------------------              ------------------------
         Total assets                      $1,359,402      26,655               $1,222,582       24,732
                                           ===========  ----------              ===========  -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                 $  735,456       6,826      3.72%    $  660,630        5,964      3.66%
     Time deposits, over $100,000             154,721       2,072      5.37%       169,969        2,192      5.23%
     Other time deposits                       47,365         603      5.11%        46,311          603      5.28%
                                           -----------------------              ------------------------
         Total interest-bearing               937,542       9,501      4.06%       876,910        8,759      4.05%
          deposits
 Other borrowings                              85,111       1,153      5.43%        56,004          749      5.42%
 Subordinated debt                              3,000          87     11.60%         3,000           86     11.63%
 TPS                                           20,000         487      9.77%        20,000          488      9.90%
                                           -----------------------              ------------------------
         Total interest-bearing             1,045,653      11,228      4.31%       955,914       10,082      4.28%
           liabilities
 Noninterest bearing deposits                 217,839                              180,483
 Other noninterest-bearing liabilities         16,430                                8,933
 Shareholders' equity                          79,480                               77,252
                                           -----------------------              ------------------------
         Total shareholders' equity        $1,359,402      11,228               $1,222,582       10,082
          and liabilities
                                           ===========  ----------              ===========  -----------

 Net interest income                                      $15,427                               $14,650
                                                       ===========                          ============
 Interest rate spread                                                  4.41%                                 4.46%
 Contribution of interest free funds                                   0.64%                                 0.72%
 Net yield on interest-earning assets (4)                              5.05%                                 5.18%

                                                      Three Months Ended
                                                        June 30, 1997
                                                 --------------------------
                                                                        Average
                                              Average                    Yield/
(Dollars in thousands)                        Balance       Interest      Rate
--------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                          $   79,311       $ 1,073      5.43%
 Other short term investments                    99,132         1,346      5.45%
 Investment securities:
     Taxable                                    120,773         1,924      6.39%
     Tax-exempt (1)                              21,517           274      5.12%
 Loans (2), (3)                                 623,557        16,293     10.48%
                                             -------------------------
          Total interest-earning assets         944,290        20,910      8.88%
 Noninterest-earning assets                      70,343
                                             -------------------------
         Total assets                        $1,014,633        20,910
                                             ===========  ------------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                   $  548,333       $ 4,919      3.60%
     Time deposits, over $100,000               116,260         1,499      5.17%
     Other time deposits                         74,782         1,099      5.90%
                                             -------------------------
         Total interest-bearing
          deposits                              739,375         7,517      4.08%
 Other borrowings                                 9,567           192      8.05%
 Subordinated debt                                3,000            86     11.50%
 TPS                                             20,000           486      9.75%
                                             -------------------------
          Total interest-bearing
           liabilities                          771,942         8,281      4.30%
 Noninterest bearing deposits                   163,285
 Other noninterest-bearing liabilities            7,572
 Shareholders' equity                            71,834
                                             -------------------------
         Total shareholders' equity
          and liabilities                    $1,014,633         8,281
                                             ===========  ------------

 Net interest income                                          $12,629
                                                           ===========
 Interest rate spread                                                      4.58%
 Contribution of interest free funds                                       0.78%
 Net yield on interest-earning assets (4)                                  5.36%

(1) The tax equivalent yields earned on the tax exempt securities are 8.29%, 7.56% and 7.71% for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $871,000, $918,000 and $896,000 for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between period. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate):

                                                           Three Months Ended June 30, 1998      Three Months Ended June 30, 1998
                                                             Compared with March 31, 1998          Compared with June 30, 1997
                                                                favorable/(unfavorable)              favorable/(unfavorable)
(Dollars in thousands)(1)                                      Volume      Rate       Net         Volume         Rate        Net
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                            $   396     $ (19)   $   377         $   335     $    (5)   $   330
 Other short term investments                                     (130)       73        (57)            (19)         56         37
 Investment securities:
     Taxable                                                       724      (378)       346           1,921        (209)     1,712
     Tax-exempt                                                    151        15        166             194          12        206
 Loans                                                           1,512      (421)     1,091           4,396        (936)     3,460
                                                               -------     -----    -------         -------     -------    -------
          Total interest income                                  2,653      (730)     1,923           6,827      (1,082)     5,745
                                                               -------     -----    -------         -------     -------    -------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                        (815)      (47)      (862)         (1,585)       (322)    (1,907)
     Time deposits over $100,000                                   202       (82)       120            (470)       (103)      (573)
     Other time deposits                                           (18)       18          -             328         168        496
         Total interest-bearing deposits
 Other borrowings                                                 (429)       25       (404)           (921)        (40)      (961)
 Subordinated debt                                                   -        (1)        (1)              -          (1)        (1)
 TPS                                                                 -         1          1               -          (1)        (1)
                                                               -------     -----    -------         -------     -------    -------
         Total interest expense                                 (1,060)      (86)    (1,146)         (2,648)       (299)    (2,947)
                                                               -------     -----    -------         -------     -------    -------
           Net increase (decrease) in net interest income      $ 1,593     $(816)   $   777         $ 4,179     $(1,381)   $ 2,798
                                                               =======     =====    =======         =======     =======    =======

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans

          THE QUARTER ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997
          ---------------------------------------------------------

          Interest income in the second quarter ended June 30, 1998 increased 27.5% to $26.7 million from $20.9 million in the same period in 1997. This was primarily due to the $6.8 million favorable volume variance which resulted from a $318.5 million or 33.7% increase in average interest-earning assets over the comparable prior year. Average loans increased $163.3 million, or 26.2% to $786.8 million for the second quarter of 1998 as compared to $623.6 million in the second quarter of 1997.

          The average yield on interest-earning assets decreased 16 basis points to 8.72% in the second quarter of 1998 from 8.88% in the same period of 1997 primarily due to the decrease on the yields on loans. Average yields on loans increased 9 basis points to 10.57% in the three months ended June 30, 1998 from 10.48% for the same period in 1997.

          Interest expense in the second quarter of 1998 increased 35.6% to $11.2 million from $8.3 million for the same period in 1997. This increase was due to greater volumes of interest-bearing liabilities coupled with slightly higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 35.5% to $1.0 billion in the second quarter of 1998 from $771.9 million in the same period for 1997 due to the efforts of the Banks' relationship managers in generating core deposits from their client relationships, deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group and increases in other borrowings.

          During the second quarter of 1998, average noninterest-bearing deposits increased to $217.8 million from $163.3 million in the same period in 1997. Average noninterest-bearing deposits comprised 18.9% of total deposits for the second quarter of 1998, compared to 18.1% for the same period in 1997.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

     THE QUARTER ENDED JUNE 30, 1998 COMPARED TO MARCH 31, 1998
     ----------------------------------------------------------

     Interest income increased 8.0% to $26.7 million for the second quarter of 1998, as compared to $24.7 million for the previous quarter. Average interest-earning assets increased 10.0% in the second quarter of 1998 from $1.1 billion for the previous quarter. The increase in interest income for the second quarter of 1998, as compared to the prior quarter, was primarily the result of an increase in the loans which increased $48.8 million and investments which grew $49.8 million from the prior quarter. The impact of increases in average balances on loans was offset by a decrease in the yield earned on those assets. The yield on the higher volume of average interest-earning assets declined 2 basis points to 8.72% in the second quarter of 1998 from 8.74% in the first quarter of 1998, primarily as a result of decreases in market rates of interest and the purchase of investments with shorter maturities.

     Interest expense in the second quarter of 1998 increased 11.4% to $11.2 million from $10.1 million in the prior quarter. The increase is primarily the result of increased average other borrowings, which rose to $85.1 million for the second quarter of 1998, as compared to $56.0 million for the prior quarter. As a result of the changes in the liability mix, the average rate paid on average interest-bearing liabilities increased 3 basis points to 4.31% in the second quarter of 1998 from 4.28% in the prior quarter. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 10.5% to $1.0 billion in the second quarter of 1998 from $955.9 million for the first quarter of 1998.

     As a result of the foregoing, the Company's interest rate spread declined to 4.41% in the second quarter of 1998 compared to 4.46% in the prior quarter and the net yield on interest-earning assets declined to 5.05% from 5.18%.

Management's Discussion and Analysis of Results of Operations
And Financial Condition


          The following tables present the Company's average balance sheet, net interest income and interest rates for the six month periods presented, as well as the analysis of variances due to rate and volume:

                                                           Six Months Ended                              Six Months Ended
                                                            June 30, 1998                                  June 30, 1997
                                                           ----------------                              ----------------
                                                                               Average                                     Average
                                                  Average                      Yield/          Average                     Yield/
(Dollars in thousands)                            Balance      Interest         Rate           Balance       Interest       Rate
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                            $   89,621       $ 2,429         5.47%          $ 64,509       $ 1,717      5.37%
 Other short term investments                     102,271         2,823         5.57%            98,305         2,565      5.26%
 Investment securities:
   Taxable                                        220,993         6,926         6.32%           115,180         3,728      6.53%
   Tax-exempt (1)                                  30,159           794         5.31%            21,233           537      5.10%
 Loans (2), (3)                                   762,549        38,415        10.16%           601,945        30,644     10.27%
                                               ------------------------                        ----------------------
     Total interest-earning assets              1,205,593        51,387         8.60%           901,172        39,191      8.77%
 Noninterest-earning assets                        85,779                                        60,506
                                               ------------------------                        ----------------------
     Total assets                              $1,291,372        51,387                        $961,678        39,191
                                               ==========       -------                        ========       -------
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and savings                       $  698,250        12,790         3.69%          $536,059         9,415      3.54%
   Time deposits, over $100,000                   162,303         4,264         5.30%           110,228         2,836      5.19%
   Other time deposits                             46,841         1,206         5.19%            65,683         1,829      5.61%
                                               ------------------------                        ----------------------
     Total interest-bearing deposits              907,394        18,260         4.06%           711,970        14,080      3.99%
 Other borrowings                                  70,638         1,902         5.43%            12,429           395      6.40%
 Subordinated debt                                  3,000           173        11.63%             3,000           173     11.66%
 TPS                                               20,000           975         9.83%            10,256           488      9.60%
                                               ------------------------                        ----------------------
     Total interest-bearing liabilities         1,001,032        21,310         4.29%           737,655        15,136      4.14%
 Noninterest bearing deposits                     199,264                                       146,817
 Other noninterest-bearing liabilities             12,129                                         6,923
 Shareholders' equity                              78,947                                        70,283
                                               ------------------------                        ----------------------
     Total shareholders' equity and
     liabilities                               $1,291,372        21,310                        $961,678        15,136
                                               ==========       -------                        ========       -------

 Net interest income                                            $30,077                                       $24,055
                                                                =======                                       =======
 Interest rate spread                                                           4.30%                                      4.63%
 Contribution of interest free funds                                            0.73%                                      0.75%
 Net yield on interest-earning assets (4)                                       5.03%                                      5.38%


(1) The tax equivalent yields earned on the tax exempt securities are 8.00% and 7.67% at June 30, 1998 and June 30, 1997, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $1,740,000, and $1,546,000 for the six months ended June 30, 1998 and June 30, 1997, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Management's Discussion and Analysis of Results of Operations
And Financial Condition



                                                                          Six Months Ended June 30, 1998
                                                                            Compared with June 30, 1997
                                                                             favorable / (unfavorable)
(Dollars in thousands)(1)                                                  Volume        Rate         Net
------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                         $   680      $    32     $   712
 Other short term investments                                                   448         (190)        258
 Investment securities:
     Taxable                                                                  3,314         (116)      3,198
     Tax-exempt                                                                 234           23         257
 Loans                                                                        8,263         (492)      7,771
                                                                 -------------------------------------------
          Total interest income                                              12,939         (743)     12,196
                                                                 -------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                                   (2,885)        (490)     (3,375)
     Time deposits over $100,000                                             (1,267)        (161)     (1,428)
     Other time deposits                                                        493          128         622
                                                                 -------------------------------------------
         Total interest-bearing deposits                                     (3,659)        (522)     (4,181)
 Other borrowings                                                            (1,460)         (47)     (1,507)
 Subordinated debt                                                                -            -           -
 TPS                                                                           (487)           -        (487)
                                                                 -------------------------------------------
          Total interest expense                                             (5,606)        (569)     (6,175)
                                                                 -------------------------------------------
                Net increase (decrease) in net interest income              $ 7,332      $(1,312)    $ 6,022
                                                                 ===========================================

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans

     THE YEAR TO DATE JUNE 30, 1998 COMPARED TO JUNE 30, 1997
     --------------------------------------------------------

     Net interest income totaled $30.1 million for the first six months of 1998, an increase of $6.0 million, or 24.9%, from the $24.1 million total for the first six months of 1997. The increase in net interest income was attributable to a $12.2 million, or 31.1%, increase in interest income, offset by a $6.2 million, or 40.8%, increase in interest expense over the comparable prior year end. The $12.2 million increase in interest income for the first half of 1998, as compared to the first half of 1997, was primarily due to a $12.9 million favorable volume variance, slightly offset by a $742,000 unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $304.4 million, or 33.8%, from the prior year comparable period. The increase was partially offset by a decrease in the yield on average interest-earning assets of approximately 17 basis points for the first six months of 1998, as compared to the respective prior year period.

     Total interest expense for the first half of 1998 increased $6.2 million from the first half of 1997. This increase was primarily due to an unfavorable volume variance of $5.2 million which resulted from a $263.0 million, or 35.7%, increase in average interest-bearing liabilities for the first six months of 1998 over the comparable prior year period.

     For the six months ended June 30, 1998, the Company's net interest spread of 4.30% reflected a decrease from 4.63% for the same period in 1997.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

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


                                                             Three Months                         Six Months Ended
                                                             Ended June 30,                            June 30,
                                                    ---------------------------------     -----------------------------------
(Dollars in thousands)                                    1998             1997                 1998              1997
-----------------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits             $217,839        $163,285               $199,264        $146,817
Client service expenses                                      116              79                    267             185
Client service expenses, annualized                        0.21%           0.19%                  0.27%           0.25%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                       5.05%           5.36%                  5.03%           5.38%
Impact of client service expense                         (0.04)%         (0.03)%                (0.04)%         (0.04)%
                                                     ------------------------------------------------------------------------
Adjusted net yield on interest-earning assets (1)          5.01%           5.33%                  4.99%           5.34%
                                                     ------------------------------------------------------------------------

 (1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield of spread

          The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets.

Provision for Loan Losses

The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. The Company performs a regular assessment of the risk inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based in this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes a provision for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provisions for loan losses are based on historical data, delinquency trends, economic conditions in the Company's market area and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses, and ultimate loan losses may vary from current estimates.

          The provision for loan losses was $1.3 million in the second quarter of 1998, an increase of $371,000 from the $936,000 in the first quarter of 1998, and a $970,000 decrease from the $2.2 million in the second quarter of 1997. Nonperforming loans, comprised of nonaccrual loans, accruing loans past due 90 days or more, and restructured loans were $4.4 million at June 30, 1998, compared with $4.2 million at December 31, 1997, and $7.6 million at June 30, 1997. Simultaneously, the Company's ratio of loan loss reserve to total loans was 2.19% at June 30, 1998 compared to 2.19% at December 31, 1997 and 2.09% at June 30, 1997.

          For further information on nonperforming and classified loans and the allowance for loan losses, see - "Nonperforming and Classified Assets" herein.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

Other Income

Total other income was $1.6 million for the second quarter of 1998, an increase of $157,000 from the first quarter of 1998, and a decrease of $882,000 from the second quarter of 1997. The following table sets forth information by category of other income for the periods indicated.

                                                                            At and for the quarters ended
                                                           June 30,      March 31,    December 31,   September 30,   June 30,
                                                           ------------------------------------------------------------------
(Dollars in thousands)                                       1998           1998          1997           1997          1997
-----------------------------------------------------------------------------------------------------------------------------
Trust fees                                                 $  727         $  550        $  603        $  550         $  481
Service charges and other fees                                349            420           394           433            400
Gain on sale of SBA loans                                     221            244           269           216            181
Gain (loss) on investments, net                                (8)             8            25             5              8
Other                                                         309           (278)          167           240            296
                                                           ------           ----         -----        ------          -----
                                                            1,598            944         1,458         1,444          1,366
Warrant income                                                  -            497            14            34          1,114
                                                           ------         ------        ------        ------         ------
  Total                                                    $1,598         $1,441        $1,472        $1,478         $2,480
                                                           ======         ======        ======        ======         ======

    The increase in other income for the second quarter of 1998 from the first quarter was primarily the result of a $484,000 writedown on equity securities in accordance with APB 18, which was recorded during the first quarter of 1998 and is included in other income. The Company also realized a $177,000 increase in trust fees. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company as trust assets increased to $636.4 million at the end of the second quarter of 1998, compared to $486.7 million at June 30, 1997. These increases to other income from the quarter ended June 30 as compared to the prior quarter were partially offset by $497,000 in warrant income recognized in the first quarter discussed above.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

Operating Expenses

The following table represents the major components of operating expenses for the periods indicated:


                                                                    At and for the periods ended
                                                June 30,      March 31,       December 31,     September 30,  June 30,
                                       ---------------------------------------------------------------------------------
(Dollars in thousands)                            1998          1998              1997             1997         1997
------------------------------------------------------------------------------------------------------------------------

Compensation and benefits                        $ 5,548       $5,251            $ 5,268          $4,951      $4,727
Occupancy and equipment                            1,514        1,371              1,342           1,376       1,295
Legal and other professional fees                    485          382                392             506         500
Telephone, postage and supplies                      381          439                350             335         342
Contribution to GBB Foundation                         -          701                  -               -           -
Marketing and promotion                              329          116                326             335         272
Directors' fees                                      142          142                119             104         122
Client services                                      116          151                 80             111          79
FDIC insurance and regulatory
  assessments                                         77           89                 73              70          83
Expenses on other real estate owned                   (8)          24                 25             (10)         71
Other                                                566          890              1,332             467         618
                                       -----------------------------------------------------------------------------
    Total operating expenses,
    excluding merger costs)                      $ 9,150       $9,556            $ 9,307          $8,245      $8,109
Merger costs                                       2,125            -              3,333               -           -
                                       -----------------------------------------------------------------------------
    Total operating expenses                     $11,275       $9,556            $12,640          $8,245      $8,109
                                       =============================================================================
Efficiency ratio                                   66.23%       59.39%             78.10%          54.04%      53.67%
Efficiency ratio, before merger costs              53.75%       59.39%             57.51%          54.04%      53.67%
Total operating expenses to average
  assets*                                           3.33%        3.17%              4.43%           3.09%       3.21%
Total operating expenses to average
  assets, before merger costs*                      2.70%        3.17%              3.26%           3.09%       3.21%

*Annualized

     Operating expenses totaled $11.3 million for the second quarter of 1998, an increase of $1.7 million from the first quarter of 1998, and an increase of $3.1 million from the second quarter of 1997. The ratio of operating expenses to average assets at June 30, 1998 and 1997 was 3.33% and 3.21%, respectively. The increase in operating expenses for the quarter ended June 30, 1998 as compared to the prior quarter is primarily due to the $2,125,000 in cost incurred related to the PRB merger. This increase from the prior quarter is partially offset by nonrecurring costs for the first quarter of 1998 represented by a $701,000 donation to the GBB Foundation, as previously discussed.

          The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio for the second quarter of 1998 was 66.23%, compared to 53.67% for the same period in 1997. Excluding merger costs, the Company's efficiency ratios were 53.75% and 53.67% for quarters ended June 30, 1998 and 1997, respectively.

          Compensation and benefits expenses increased in the three months ended June 30, 1998 to $5.5 million compared to $5.3 million at March 31, 1998 and $4.7 million at June 30, 1997. The increase in compensation and benefits is due primarily to the additions in personnel made to accommodate the growth of the Company.


Income Taxes

The Company's effective income tax rate for the quarter ended June 30, 1998 was 34.2%, compared to 36.3% for the same period in 1997. The effective rate in 1997 was lower than the statutory rate due to tax-exempt income on municipal securities.

          The effective income tax rate for the six month period ended June 30, 1998 was 34.0%, as compared to 36.2% for the six month period ended June 30, 1997.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

FINANCIAL CONDITION

Total assets increased 22.7% to $1.5 billion at June 30, 1998, compared to $1.2 billion at December 31, 1997. The increases in 1998 were primarily due to increases in the Company's investment and loan portfolio funded by long term borrowings as well as growth in deposits. Included in total assets at June 30, 1998 and December 31, 1997 were the invested proceeds of a Special Deposit of $89.5 million and $88.1 million, respectively. This deposit was received in late 1996 and management anticipates that a significant portion of this deposit may be withdrawn at some point in 1998.

Loans

Total loans, net of deferred fees, increased 9.6% to $804.6 million at June 30, 1998, compared to $734.6 million at December 31, 1997. The increases in loan volumes in 1998 were primarily due to the strong economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

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

     The following table presents the composition of the Company's loan portfolio at the dates indicated:

                                                              June 30,             December 31,
                                                                1998                   1997
                                                      ----------------------------------------------
(Dollars in thousands)                                     Amount       %         Amount         %
----------------------------------------------------------------------------------------------------
Commercial                                                $357,758     45.5%       $345,742     48.1%
Real estate construction and land                          139,850     17.8         112,514     15.7
Real estate term                                           227,652     28.9         196,217     27.3
Consumer and other                                          81,750     10.3          82,914     11.5
                                                      ----------------------------------------------
              Total loans, gross                           807,010    102.5         737,387    102.6
Deferred fees and discounts, net                            (2,446)    -0.3          (2,765)    -0.4
                                                      ----------------------------------------------
              Total loans, net of deferred fees            804,564    102.2         734,622    102.2
Allowance for loan losses                                  (17,584)    -2.2         (16,093)    -2.2
                                                      ----------------------------------------------
               Total loans                                $786,980    100.0%       $718,529    100.0%
                                                      ==============================================

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

Management's Discussion and Analysis of Results of Operations And Financial
Condition

      The following table sets forth information regarding nonperforming assets at the dates indicated:

                                                                             At and for the periods ended
                                                         June 30,     March 31,       December 31,    September 30,        June 30,
                                                       -----------------------------------------------------------------------------

(Dollars in thousands)                                   1998          1998            1997              1997             1997
------------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans
           Nonaccrual loans                            $ 3,758       $ 3,152         $ 2,971           $ 4,565          $ 5,783
           Accruing loans past due 90 days or more          75           108             158               575              147
           Restructured loans                              531           903           1,062             1,453            1,705
                                                       -----------------------------------------------------------------------------

                 Total nonperforming Loans               4,364         4,163           4,191             6,593            7,635
Other real estate owned                                    730         1,001           1,303             1,069            1,402
                                                       -----------------------------------------------------------------------------

                 Total nonperforming assets            $ 5,094       $ 5,164         $ 5,494           $ 7,662          $ 9,037
                                                       =============================================================================

           Nonperforming assets to total loans
              and other real estate owned                0.63%         0.67%           0.75%             1.11%            1.39%

     At June 30, 1998, the Company had $3.8 million in nonaccrual loans. Interest income forgone on nonperforming loans outstanding at period and totaled $81,000 and $96,000 for the quarter ended June 30, 1998 and 1997, respectively. Interest income recognized for the quarter on nonperforming loans at June 30, 1998 and June 30, 1997 was $62,000 and $19,000, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the on going periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At June 30, 1998, OREO consisted of six properties acquired through foreclosure with a carrying value of $730,000.

     The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard," and "loss." Substandard loans have one or more defined weakness and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans, with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified "loss" is considered uncollectible and its continuance as an asset is not warranted.

     The following table sets forth the classified assets at the dates indicated:

                                                                               At and for the periods ended
                                                     June 30,     March 31,      December 31,         September 30,      June 30,
                                                     -------------------------------------------------------------------------------

(Dollars in thousands)                                 1998           1998            1997               1997           1997
------------------------------------------------------------------------------------------------------------------------------------

Substandard                                            $ 9,068       $ 9,138         $15,723           $17,119          $17,214
Doubtful                                                 1,041         1,092           1,377               714            2,068
Loss                                                         -            47              49               272              231
Other real estate owned                                    730          1001           1,303             1,069            1,402
                                                     -------------------------------------------------------------------------------

     Classified assets                                 $10,839       $11,278         $18,452           $19,174          $20,915
                                                       =============================================================================

 Classified assets to total loans and other real         1.35%         1.47%           2.51%             2.78%            3.21%
   estate owned
Allowance for loan losses to total classified assets   162.23%       143.69%          87.22%            75.27%           64.95%

     With the exception of these classified loans, management was not aware of any loans as of June 30, 1998 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which

Management's Discussion and Analysis of Results of Operations
And Financial Condition

would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurances that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

     The Company has an active credit administration function which includes, in addition to internal reviews, the regular use of an outside loan review firm to review the quality of the loan portfolio. Senior management, the officer's loan committee and the director's loan committee review credit quality issues on a regular basis.

Allowances For Loan Losses
The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the Company's loan portfolio and economic conditions in the Company's market areas. See - "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged -off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning the Company's allowances for loan losses at the dates and for the periods indicated:

                                                                                      At and for the periods ended
                                                             June 30,      March 31,    December 31,    September 30,     June 30,
                                                             -----------------------------------------------------------------------

(Dollars in thousands)                                         1998          1998           1997            1997            1997
------------------------------------------------------------------------------------------------------------------------------------

Period end loans outstanding                                $804,565       $766,269       $734,622        $688,537        $650,890
Average loans outstanding                                   $782,665       $741,079       $711,521        $668,856        $630,188
Allowance for loan losses:
Balance at beginning of period                              $ 16,205       $ 16,093       $ 14,433        $ 13,584        $ 11,634
Charge-offs:
           Commercial                                              -           (734)          (464)           (263)           (301)
           Real estate construction and land                      (4)             -              -               -               -
           Real estate term                                        -             (2)           (50)            (62)            (14)
           Consumer and other                                    (14)          (119)          (234)            (62)            (39)
                                                            ----------------------------------------------------------------------
                 Total charge-offs                               (18)          (855)          (748)           (387)           (354)
                                                            ----------------------------------------------------------------------

Recoveries:
           Commercial                                             19             22              7               7               5
           Real estate construction and land                       -              -              -               -               -
           Real estate term                                        -              -              -               -              22
           Consumer and other                                      1              9              1               5               2
                                                            ----------------------------------------------------------------------
                 Total recoveries                                 20             31              8              12              29
                                                            ----------------------------------------------------------------------
            Net charge-offs                                        2           (824)          (740)           (376)           (325)
Provision charged to income (1)                                1,377            936          2,400           1,224           2,275
                                                            ----------------------------------------------------------------------
Balance at end of period                                    $ 17,585       $ 16,205       $ 16,093        $ 14,432        $ 13,584
                                                            ----------------------------------------------------------------------

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                0.00%          0.45%          0.42%           0.23%           0.23%
Year to date net charge-offs to average loans
   outstanding during the period, annualized                    0.22%          0.45%          0.24%           0.18%           0.17%
Allowance as a percentage of average loans outstanding          2.25%          2.19%          2.26%           2.16%           2.16%
Allowance as a percentage of period end loans
   outstanding                                                  2.19%          2.11%          2.19%           2.10%           2.09%

Allowance as a percentage of non-performing loans             402.93%        389.26%        383.99%         218.90%         177.92%


(1) Includes $70,000 in the second quarter of 1998 and $1.4 million in the fourth quarter of 1997 to conform practices for the Bank's reserve methodologies, which is included in mergers and related nonrecurring costs.


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

Management's Discussion and Analysis of Results of Operations
And Financial Condition

Liquidity and Cash Flow

The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In the first quarter of 1997, the Company issued $20.0 million in TPS to enhance its regulatory capital base, while also providing added liquidity.

     On August 12, 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million through GBB Capital II, a trust affiliate of the Company formed for the purpose of the offering. The securities issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act and have not been registered under the Securities Act.

     Greater Bay intends to invest approximately $10.0 million of the net proceeds in one or more of the Company's subsidiary banks to increase their capital levels. The Company intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, Greater Bay expects that a initially only a portion, approximately $7.3 million, of the TPS will qualify as Tier 1 capital, and the remaining portion will qualify as Tier 2 capital. However, as the Company's shareholder's equity increases, the amount of the additional TPS that will count as Tier 1 capital will increase.

     Net cash provided by operating activities, consisting of primarily net interest income, totaled $9.3 million for the six months ended June 30, 1998 and $4.5 for the same period in 1997. Cash used for investing activities totaled $218.5 million for the six months ended June 30, 1998 and $89.0 million in the same period in 1997. The funds used for investing activities primarily represent increases in loans and investment for each year reported.

     For the six months ended June 30, 1998, net cash provided by financing activities was $264.2 million. Historically, the primary financing activity of the Company has been deposits and borrowings. Deposits increased $213.5 million for the six months ended June 30, 1998 and other borrowings increased $50.5 million for the same period. For the six months ended June 30, 1997, net cash provided by financing activities was $95.1 million. Deposits increased $83.6 million, while other borrowings decreased $9.0 million. During that period there were also proceeds from the issuance of TPS of $20.0 million.

     Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received and dividends declared and paid by the Banks. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of June 30, 1998, Greater Bay did not have any material commitments for capital expenditures. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay.

Capital Resources

Shareholders' equity at June 30, 1998 increased to $82.3 million from $76.3 million at December 31, 1997. During the second quarter of 1998 and the twelve months ended December 31, 1997, Greater Bay paid aggregate cash dividends of $0.095 and $0.30 per share, as adjusted for the 2-for-1 stock split effective April 30, 1998. In 1997, prior to the completion of its merger with the Company, PBC declared a cash dividend of $3.20 per share.

     The Company has provided a substantial portion of its capital requirements through the retention of earnings. In the first quarter of 1997, the Company increased its capital base by issuing $20.0 million of TPS, which, subject to certain limitations, qualify as Tier 1 capital.

     The Company's equity to asset ratio at June 30, 1998 and December 31, 1997 was 5.6% and 6.4%, respectively.

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

Management's Discussion and Analysis of Results of Operations
And Financial Condition

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

     At June 30, 1998, the minimum risk-based capital requirements to be considered adequately capitalized are 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at June 30, 1998 and the requirements to qualify for well capitalized and adequately capitalized status under these regulations are as follows:

Management's Discussion and Analysis of Results of Operations And Financial Conditions




                                                                                                                 To Be Well
                                                                                                                Capitalized
                                                                                         For Capital            Under Prompt
                                                                                          Adequacy               Corrective
                                                                    Actual                Purposes            Action Provisions
As of June 30, 1998                                          -------------------      ---------------       ---------------------
(Dollars in thousands)                                       Amount        Ratio      Amount    Ratio        Amount        Ratio
                                                             -------      ------      ------    -----       -------      --------
Total Capital (To Risk Weighted Assets):
   GREATER BAY BANCORP                                       $117,545      11.79%   $79,770      8.00%                    N/A
   Cupertino National Bank                                     45,206      10.35     34,939      8.00       $43,674      10.00%
   Golden Gate Bank                                             9,736      12.87      6,050      8.00         7,562      10.00
   Mid-Peninsula Bank                                          37,419      10.77     27,803      8.00        34,754      10.00
   Peninsula Bank of Commerce                                  16,439      13.31      9,882      8.00        12,353      10.00

Tier 1 Capital (To Risk Weighted Assets):
   GREATER BAY BANCORP                                       $101,935      10.22%   $39,885      4.00%                    N/A
   Cupertino National Bank                                     36,690       8.40     17,470      4.00       $26,204      6.00%
   Golden Gate Bank                                             8,790      11.62      3,025      4.00         4,537      6.00
   Mid-Peninsula Bank                                          33,071       9.52     13,902      4.00        20,852      6.00
   Peninsula Bank of Commerce                                  14,893      12.06      4,941      4.00         7,412      6.00

Tier 1 Capital (To Average Quarterly Assets):
   GREATER BAY BANCORP                                       $101,935       7.50%   $54,376      4.00%                    N/A
   Cupertino National Bank                                     36,690       6.77     21,675      4.00       $27,093     5.00%
   Golden Gate Bank                                             8,790       6.99      5,029      4.00         6,286     5.00
   Mid-Peninsula Bank                                          33,071       7.11     13,962      3.00        23,270     5.00
   Peninsula Bank of Commerce                                  14,893       6.94      8,585      4.00        10,731     5.00
                                                                                                                 To Be Well
                                                                                                                Capitalized
                                                                                         For Capital            Under Prompt
                                                                                          Adequacy               Corrective
                                                                    Actual                Purposes            Action Provisions
As of June 30, 1998                                          -------------------      ---------------       ---------------------
(Dollars in thousands)                                       Amount        Ratio      Amount    Ratio        Amount        Ratio
                                                             ------        -----      ------    -----       -------       -------
Total Capital (To Risk Weighted Assets):
   GREATER BAY BANCORP                                       $109,614      12.58%   $69,710      8.00%                  N/A
   Cupertino National Bank                                     40,201      10.03     32,118      8.00       $40,147    10.00%
   Golden Gate Bank                                             9,408      12.79      5,882      8.00         7,353    10.00
   Mid-Peninsula Bank                                          34,727      11.88     23,416      8.00        29,269    10.00
   Peninsula Bank of Commerce                                  15,252      14.33      8,525      8.00        10,657    10.00

Tier 1 Capital (To Risk Weighted Assets):
   GREATER BAY BANCORP                                       $ 95,709      10.98%   $34,855      4.00%                  N/A
   Cupertino National Bank                                     32,126       8.02     16,059      4.00       $24,088     6.00%
   Golden Gate Bank                                             8,523      11.59      2,941      4.00         4,412     6.00
   Mid-Peninsula Bank                                          31,064      10.63     11,708      4.00        17,562     6.00
   Peninsula Bank of Commerce                                  13,917      13.08      4,263      4.00         6,394     6.00

Tier 1 Capital (To Average Annual Assets):
   GREATER BAY BANCORP                                       $ 95,709       9.31%   $41,113      4.00%                   N/A
   Cupertino National Bank                                     32,126       7.08     18,189      4.00       $22,737     5.00%
   Golden Gate Bank                                             8,523       9.51      3,652      4.00         4,565     5.00
   Mid-Peninsula Bank                                          31,064       8.54     10,935      3.00        18,225     5.00
   Peninsula Bank of Commerce                                  13,917       6.65      8,401      4.00        10,501     5.00

    At June 30, 1998, the company's risk-based capital ratios were 10.22% for Tier 1 risk-based capital and 11.79% for total risk-based capital, compared to 10.90% and 12.49 respectively, as of December 31, 1997. The Company's leverage ratio was 7.50% at June 30, 1998, compared to 8.48% at December 31, 1997. These ratios all exceeded the well-capitalized guidelines shown above.

    In addition, at June 30, 1998, each of the Banks had levels of capital which exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios of the Company

Management's Discussion and Analysis of Results of Operations
And Financial Condition

and each of the Banks, see Note 13 of Notes to Consolidated Financial Statements included in the Consolidated Financial Statements contained in the Company's 1997 Annual Report to Shareholders.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in MVPE of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. MVPE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities. The following table presents the Company's projected change in MVPE for the these rate shock levels as of June 30, 1998:

(Dollars in thousands)                                           Projected Change
Change in                                               ----------------------------------
Interest Rates                           MVPE               Dollars           Percentage
------------------------------------------------------------------------------------------
100 basis point rise                   $101,745             $ 8,068              8.60 %
Base scenario                            93,678                   -                 -
100 basis point decline                  85,610              (8,068)            (8.60)%


     The preceding table indicates that, at June 30, 1998, in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Company's MVPE would be expected to decrease. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

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

Management's Discussion and Analysis of Results of Operations
And Financial Condition


     The following table shows interest sensitivity gaps for different intervals as of June 30, 1998.

                                           Immediate     2 Days To     7 Months to     1 Year       4 Years
(Dollars in thousands)                     or One Day    6 Months      12 Months      to 3 Years   to 5 Years
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                  $        -     $      -       $      -      $      -      $      -
Short term investments                      126,452       90,068              -             -             -
Investment securities                           243       86,355         17,085        57,890        38,354
Loans                                       636,421       33,824         24,904        64,573        24,535
Loan losses/unearned fees                         -            -              -             -             -
Other assets                                      -            -              -             -             -
                                      ------------------------------------------------------------------------
  Total assets                             $763,116     $210,247       $ 41,989      $122,463      $ 62,889
                                      ------------------------------------------------------------------------

LIABILITIES AND EQUITY
Deposits:
       DDA                                 $      -     $      -       $      -      $      -      $      -
       NOW, MMDA, and savings               809,594            -              -             -             -
       Time deposits                              -      171,618         31,269         8,202           811
Other borrowings                                  -            -         50,000        20,000             -
Subordinated debt                                 -            -              -             -             -
Trust preferred securities                        -            -              -             -             -
Other liabilities                                 -            -              -             -             -
Shareholders' equity                              -            -              -             -             -
                                      ------------------------------------------------------------------------
Total liabilities and equity               $809,594     $171,618       $ 81,269      $ 28,202      $    811
                                      ------------------------------------------------------------------------
Gap                                        $(46,478)    $ 38,629       $(39,280)     $ 94,261      $ 62,078
Cumulative Gap                             $(46,478)    $ (7,849)      $(47,129)     $ 47,132      $109,210
Cumulative Gap/total assets                   -3.16%       -0.53%         -3.20%         3.20%         7.42%

                                           More than     Total Rate      Non-Rate
(Dollars in thousands)                     5 Years        Sensitive      Sensitive      Total
                                      ----------------------------------------------------------
ASSETS
Cash and due from banks                     $      -     $        -     $  69,239     $   69,239
Short term investments                             -        216,520             -        216,520
Investment securities                        137,872        337,799         3,316        341,115
Loans                                         22,753        807,010             -        807,010
Loan losses/unearned fees                          -              -       (20,030)       (20,030)
Other assets                                       -              -        57,013         57,013
                                      ----------------------------------------------------------
  Total assets                              $160,625     $1,361,329     $ 109,538     $1,470,867
                                      ----------------------------------------------------------

LIABILITIES AND EQUITY
Deposits:
       DDA                                  $      -     $        -     $ 263,121     $  263,121
       NOW, MMDA, and savings                      -        809,594             -        809,594
       Time deposits                               -        211,900             -        211,900
Other borrowings                                   -         70,000             -         70,000
Subordinated debt                              3,000          3,000             -          3,000
Trust preferred securities                    20,000         20,000             -         20,000
Other liabilities                                  -              -        10,919         10,919
Shareholders' equity                               -              -        82,333         82,333
                                      ----------------------------------------------------------
Total liabilities and equity                $ 23,000     $1,114,494     $ 356,373     $1,470,867
                                      ----------------------------------------------------------
Gap                                         $137,625     $  246,835     $(246,835)             -
Cumulative Gap                              $246,835     $  246,835     $       -              -
Cumulative Gap/total assets                    16.78%         16.78%            -              -

     The foregoing table indicates that the Company had a one year negative gap of $47.1 million, or 3.2% of total assets, at June 30, 1998. In theory, this would indicate that at June 30, 1998, $47.1 million more in liabilities than assets would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of June 30, 1998, the analysis indicates that the Company's net interest income would increase a maximum of 18.5% if rates rose 200 basis points immediately and would decrease a maximum of 18.5% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

      In addition, while this analysis indicates the probable impact of interest rate movements on the Company's net interest income, it does not take into consideration other factors that would impact this analysis. These factors would include but not be limited to management and ALCOs action to mitigate the impact to the Company and the impact of the Company's credit risk profile during periods of significant interest rate movements. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis table. These prepayments may have significant effects on the Company's net interest margin. Because of these factors and others, an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

Year 2000 Compliance

Greater Bay is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rater than the year 2000 could result in errors or system failures. Greater Bay utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, Greater Bay plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     Specifically the Company has undertaken a major project to ensure that its internal operating systems will be fully capable of processing Year 2000 transactions. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in late 1997. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. Testing and implementation is planned to be completed during the first half of 1999.

     The primary cost of the project has been and will continue to be the reallocation of internal resources, and therefore does not represent incremental expense to the Company. The Company has budgeted anticipated expenditures of $300,000 to $500,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the year 2000. The Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing and does not operate any proprietary programs which are critical to the Company's operations. Thus, the focus of the Company is to monitor the progress of its primary software providers towards compliance with Year 2000 issues and prepare to test actual data of the Company in simulated processing of future sensitive dates.

     As well as evaluating its own internal operating systems, the Company has also inquired with its major customers and suppliers as to their ability to meet Year 2000 requirements.

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

Management's Discussion and Analysis of Results of Operations
And Financial Condition

                                                                                 Cash dividends
For the period indicated(1)                           High           Low          declared (2)
-----------------------------------------------------------------------------------------------
1998
   Second Quarter                                       $33.26         $32.33            $0.095
   First Quarter                                         25.59          24.95             0.095
1997
   Fourth Quarter                                       $26.75         $21.00            $0.075
   Third Quarter                                         22.25          15.94             0.075
   Second Quarter                                        15.75          12.44             0.075
   First Quarter                                         13.82          11.88             0.075
1996
   Fourth Quarter                                       $12.19         $10.57            $0.075
   Third Quarter                                         10.50           9.00             0.075
   Second Quarter                                        11.07           8.88             0.075
   First Quarter                                          9.38           8.25             0.075

(1) Restated to reflect the 2-for-1 stock split declared for shareholders of record as of April 30, 1998.
(2) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Cupertino National Bancorp prior to the 1996 merger and by PBC prior to the 1997 merger. In 1996, Cupertino National Bancorp declared and paid dividends of $0.10 to its shareholders. PBC declared dividends of $3.20 and $1.35 per share, in 1997 and 1996, respectively, to its shareholders. On a consolidated basis, the Company has declared dividends of $0.52 and $0.30 per share in 1997 and 1996, respectively.

                           PART II. OTHER INFORMATION

ITEM 1 -- NOT APPLICABLE

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 8, 1998, PRB, the former holding company of Golden Gate, merged with and into the Company. Upon consummation of the merger, the outstanding shares of PRB were converted into an aggregate of 950,748 shares (as adjusted to reflect the stock split) of the Company's stock. The stock was issued to former PRB's sole shareholder, the Leo K. W. Lum PRB Revocable Trust (the "Trust"), in a tax-free exchange accounted for as a pooling-of-interests. The securities issued in the merger were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act.

ITEM 3 -- NOT APPLICABLE

ITEM 4 -- NONE

ITEM 5 -- Not applicable

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

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

 4.6 Amended and Restated Trust Agreement of GBB Capital I, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of March 31, 1997.++
 4.7   Trust Preferred Certificate of GBB Capital I.++
 4.8   Common Securities Certificate of GBB Capital I.++
 4.9 Guarantee Agreement between Greater Bay Bancorp and Wilmington Trust Company, dated as of March 31, 1997.++
 4.10  Agreement as to Expenses and Liabilities, dated as of March 31, 1997.++
 4.11  Form of Subordinated Debentures; incorporated herein by reference from
       Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015), filed with the Commission on October 25, 1995.
 4.12 Supplemental Debenture Agreement of Cupertino National Bancorp dated as of November 22, 1996.+
 4.13 Supplemental Debenture Agreement dated November 27, 1996 between Cupertino National Bancorp and Mid-Peninsula Bancorp. +
 4.14  Supplemental Debenture Agreement, dated as of March 27, 1997.++
10.1 Employment Agreement with David L. Kalkbrenner, dated March 3, 1992; incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-25034), filed with the Commission on March 30, 1995.*
10.1.1 Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated March 27, 1998.*
10.2 Employment, Severance and Retirement Benefits Agreement with Steven C. Smith dated July 31, 1995.*+
10.2.1 Amendment No. 1 to Employment, Severance and Retirement Benefits Agreement with Steven C. Smith, dated March 27, 1998.*+++
10.3 Employment, Severance and Retirement Benefits Agreement with David R. Hood dated July 31, 1995.*+
10.3.1 Amendment No. 1 to Employment, Severance and Retirement Benefits Agreement with David R. Hood, dated March 27, 1998.*
10.4 Greater Bay Bancorp 1996 Stock Option Plan, as amended; incorporated herein by reference from Exhibit 99.1 to Greater Bay Bancorp's Registration Statement on Form S-8 (Registration No. 333-47747), filed with the Commission on March 11, 1998.*
10.5   Greater Bay Bancorp 401(k) Profit Sharing Plan.*+++
10.6 Greater Bay Bancorp Employee Stock Purchase Plan; incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual Meeting of Shareholders (File No. 000-25034), filed with the Commission on May 13, 1997.*
10.6.1 Amendment to Greater Bay Bancorp Employee Stock Purchase Plan. *+++
10.7   Greater Bay Bancorp Change of Control Pay Plan I. *+++
10.8   Greater Bay Bancorp Change of Control Pay Plan II. *+++
10.9   Greater Bay Bancorp Termination and Layoff Plan I. *+++
10.10  Greater Bay Bancorp Termination and Layoff Plan II. *+++
10.11  Greater Bay Bancorp 1997 Elective Deferred Compensation Plan. *+++
10.12 Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers. +
11     Statements re Computation of Earnings Per Share.
27.1   Financial Data Schedule.
27.2   Restated Financial Data Schedule.
27.3   Restated Financial Data Schedule.
--------

    * Represents executive compensation plans and arrangements of Greater Bay Bancorp.
    + Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-1 (Registration No. 33-22783) filed with the Commission on March 5, 1997.
   ++ Incorporated by reference from Greater Bay Bancorp's current report on Form 8-K (File No. 000-25034) dated June 5, 1997.

   +++Incorporated by reference form Greater Bay Bancorp's current report on Form 10-K (File No. 000-25034) dated March 31, 1998.

----

(b) Reports on Form 8-K for the quarter covered by this report.
     On May 20, 1998, the Company filed a Form 8-K reporting the completion of the merger of Greater Bay Bancorp, Pacific Rim Bancorporation and its wholly owned subsidiary, Golden Gate Bank.

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


Date: August 14, 1998