Form 10-Q
period 1998-09-30
GREATER BAY BANCORP
filed 1998-11-16
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                      OR


 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ____ to ____.

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

Outstanding shares of Common Stock, no par value, as of October 30, 1998:
9,596,331

This report contains a total of 38 pages.

                              GREATER BAY BANCORP


                                     INDEX


                       PART I.     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1998 and December 31,
           1997.....................................................  3

           Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
           September 30, 1998 and
           1997.....................................................  4

           Consolidated Statements of Comprehensive Income
           for the Three Months and Nine Months Ended
           September 30, 1998 and
           1997.....................................................  5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997............  6

           Notes to Consolidated Financial
           Statements...............................................  7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of
           Operations...............................................  15


                        PART II.     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................  36

           Signatures...............................................  37

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,
                                                                                              1998            December 31,
(Dollars in thousands)                                                                     (unaudited)            1997*
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                         $ 55,399          $ 53,167
Federal funds sold                                                                                79,300            75,000
Other short term securities                                                                       91,412           103,549
                                                                                             -----------------------------
       Cash and cash equivalents                                                                 226,111           231,716
Investment securities:
    Available for sale (amortized cost $313,741 and $166,169 at
      September 30, 1998 and December 31, 1997, respectively)                                    310,218           166,413
    Held to maturity (market value $90,030 and $45,246 at
      September 30, 1998 and December 31, 1997, respectively)                                     88,914            44,461
    Other securities                                                                               4,792             2,253
                                                                                             -----------------------------
       Investment securities                                                                     403,924           213,127
Loans:
    Commercial                                                                                   388,094           362,747
    Real estate construction and land                                                            153,378           112,514
    Real estate term                                                                             245,340           196,217
    Consumer and other                                                                            75,673            82,914
    Deferred loan fees and discounts                                                              (2,966)           (2,765)
                                                                                             -----------------------------
    Total loans, net of deferred fees                                                            859,519           751,627
       Allowance for loan losses                                                                 (19,861)          (16,394)
                                                                                             -----------------------------
    Total loans, net                                                                             839,658           735,233
Property, premises and equipment                                                                  10,650             8,498
Interest receivable and other assets                                                              55,040            29,091
                                                                                             -----------------------------
                Total assets                                                                 $ 1,535,383       $ 1,217,665
                                                                                             =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                                $ 237,596         $ 219,495
    MMDA, NOW and savings                                                                        802,220           627,475
    Time certificates, $100,000 and over                                                         198,286           183,147
    Other time certificates                                                                       49,830            41,031
                                                                                             -----------------------------
    Total deposits                                                                             1,287,932         1,071,148
Other borrowings                                                                                  89,735            32,355
Subordinated debt                                                                                  3,000             3,000
Other liabilities                                                                                 15,764            14,623
Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trust holding solely junior subordinated debentures                    50,000            20,000
                                                                                             -----------------------------
              Total liabilities                                                                1,446,431         1,141,126
                                                                                             -----------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
   none issued                                                                                         -                 -
Common stock, no par value: 24,000,000 shares authorized;
   9,584,634 and 9,303,930 shares issued and outstanding as of
   September 30, 1998 and December 31, 1997, respectively**                                       55,548            52,268
Accumulated other comprehensive income                                                             1,779               223
Retained earnings                                                                                 31,625            24,048
                                                                                             -----------------------------
              Total shareholders' equity                                                          88,952            76,539
                                                                                             -----------------------------
                Total liabilities and shareholders' equity                                   $ 1,535,383       $ 1,217,665
                                                                                             =============================

 *Restated to reflect the merger with Pacific Rim Bancorporation and Pacific
  Business Funding Corporation on a pooling of interests basis.
**Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   -------------------         -------------------------
(Dollars in thousands, except per share amounts) (unaudited)        1998         1997*            1998            1997*
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                  $21,199     $ 18,458         $ 61,429         $ 50,350
Interest on investment securities:
  Taxable                                                            5,382        3,008           12,234            9,220
  Tax - exempt                                                         611          286            1,407              823
                                                                   -------      -------         --------          -------
    Total interest on investment securities                          5,993        3,294           13,641           10,043
Other interest income                                                2,669        1,272            7,869            3,071
                                                                   -------      -------         --------          -------
      Total interest income                                         29,861       23,024           82,939           63,464
                                                                   -------      -------         --------          -------
INTEREST EXPENSE
Interest on deposits                                                10,968        7,939           29,221           22,489
Interest on long term borrowings                                     1,873          654            4,490            1,481
Interest on other borrowings                                           112          252            1,266              499
                                                                   -------      -------         --------          -------
      Total interest expense                                        12,953        8,845           34,977           24,469
                                                                   -------      -------         --------          -------
          Net interest income                                       16,908       14,179           47,962           38,995
Provision for loan losses                                            1,791        1,284            4,134            5,677
                                                                   -------      -------         --------          -------
          Net interest income after provision for loan losses       15,117       12,895           43,828           33,318
                                                                   -------      -------         --------          -------

OTHER INCOME
Trust fees                                                             642          550            1,809            1,485
Service charges and other fees                                         361          433            1,130            1,207
Gain on sale of SBA loans                                              290          216              755              559
Gain (loss) on investments, net                                          4            5               54              (32)
Warrant income                                                         134           34              631            1,148
Other income                                                           230          327              380              967
                                                                   -------      -------         --------          -------
      Total other income                                             1,661        1,565            4,759            5,334

OPERATING EXPENSES
Compensation and benefits                                            5,753        5,137           16,974           15,038
Occupancy and equipment                                              1,542        1,391            4,472            4,036
Telephone, postage and supplies                                        429          342            1,268            1,013
Legal and other professional fees                                      403          526            1,165            1,476
Contribution to the GBB Foundation                                     192            -              893                -
Marketing and promotion                                                368          344              853              896
Directors' fees                                                        133          104              426              373
Client services                                                        122          111              404              285
Insurance                                                               87            -              262                -
FDIC insurance and regulatory assessments                               88           70              254              210
Other real estate owned                                                 43          (10)              81               89
Legal settlement recovery                                                -            -                -           (1,700)
Other                                                                  723          476            2,046            1,661
                                                                   -------      -------         --------          -------
      Total operating expenses, excluding merger costs               9,883        8,491           29,098           23,377
Merger costs                                                           537            -            2,511                -
                                                                   -------      -------         --------          -------
      Total operating expenses                                      10,420        8,491           31,609           23,377
                                                                   -------      -------         --------          -------
          Income before provision for income taxes                   6,358        5,969           16,978           15,275
Provision for income taxes                                           1,964        2,147            5,383            5,453
                                                                   -------      -------         --------          -------
          Net income                                               $ 4,394      $ 3,822         $ 11,595          $ 9,822
                                                                   =======      =======         ========          =======
Net income per share - basic**                                     $  0.46      $  0.41         $   1.23          $  1.06
                                                                   =======      =======         ========          =======
Net income per share - diluted**                                   $  0.43      $  0.38         $   1.14          $  1.00
                                                                   =======      =======         ========          =======

 * Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce, Pacific Rim Bancorportion and Pacific Business Funding Corporation on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.
See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                        Three Months Ended      Nine Months Ended
                                                                                           September 30,          September 30,
                                                                                        ------------------      ------------------
(Dollars in thousands) (unaudited)                                                        1998       1997*        1998      1997*
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 4,394    $ 3,822      $ 11,595   $ 9,822
Other comprehensive income:
   Unrealized  holding  gains  (losses)  arising  during period (net of taxes of
      $1,112 and $(39) for the three months ended  September  30, 1998 and 1997, and $1,066 and $13 for the nine months ended September 30, 1998 and 1997,
      respectively)                                                                       1,591        (56)        1,524        19
   Reclassification adjustment for gains (losses)
      included  in net  income  (net of taxes of $2 and $2 for the three  months ended 1998 and 1997, and $22 and $(12) for the nine month ended 1998
      and 1997, respectively)                                                                 2          3            32       (18)
                                                                                        ------------------      ------------------
Other comprehensive income (losses)                                                       1,593        (53)        1,556         1
                                                                                        ------------------      ------------------
         Comprehensive income                                                           $ 5,987    $ 3,769      $ 13,151   $ 9,823
                                                                                        ==================      ==================

* Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30,
                                                                                  --------------------------------
(Dollars in thousands) (unaudited)                                                    1998             1997*
------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net income                                                                            $ 11,595            $ 9,822
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                            4,134              5,677
    Depreciation and amortization                                                          999              1,038
    Deferred income taxes                                                               (1,427)            (1,876)
    (Gain) loss on sale of investment, net                                                   -                 58
    Changes in:
        Accrued interest receivable and other assets                                    (2,496)            (4,456)
        Accrued interest payable and other liabilities                                   1,141              1,426
        Deferred loan fees and discounts, net                                              201                518
                                                                                     ----------------------------
Operating cash flows, net                                                               14,147             12,207
                                                                                     ----------------------------
CASH FLOWS - INVESTING ACTIVITIES
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                                    26,816             22,682
    Available for sale                                                                 217,402             44,719
Purchase of investment securities:
    Held to maturity                                                                   (70,986)            (2,472)
    Available for sale                                                                (522,298)           (93,215)
    Other securities                                                                    (2,539)              (559)
Proceeds from sale of available for sale securities                                    162,872             10,948
Loans, net                                                                            (108,770)          (130,743)
Purchase of property, premises and equipment                                            (3,691)            (1,129)
Purchase of insurance policies                                                         (21,985)                 -
                                                                                     ----------------------------
Investing cash flows, net                                                             (323,179)          (149,769)
                                                                                     ----------------------------

CASH FLOWS - FINANCING ACTIVITIES
Net change in deposits                                                                 216,784            149,301
Net change in other borrowings - short-term                                            (12,620)            (7,175)
Proceeds on other borrowings - long term                                                70,000               (500)
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures issued                                                        30,000             20,000
Proceeds from sale of stock                                                              3,281              1,875
Cash dividends                                                                          (4,018)            (2,050)
                                                                                     ----------------------------
Financing cash flows, net                                                              303,427            161,451
                                                                                     ----------------------------

Net change in cash and cash equivalents                                                 (5,605)            23,890
Cash and cash equivalents at beginning of period                                       231,716            191,600
                                                                                     ----------------------------
Cash and cash equivalents at end of period                                           $ 226,111          $ 215,490
                                                                                     ============================

CASH FLOWS - SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                         $  33,801           $ 24,615
                                                                                     ============================
    Income taxes                                                                     $   7,320           $  6,825
                                                                                     ============================
Non-cash transactions:
    Additions to other real estate owned                                             $     105           $    469
                                                                                     ============================

*Restated on an historical basis to reflect the merger with Peninsula Bank of Commerce, Pacific Rim Corporation and Pacific Business Funding Corporation on a pooling of interests basis.

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
       As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the 1997 annual report to shareholders.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Cupertino National Bank, Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank, Peninsula Bank of Commerce ("PBC"), GBB Capital I and GBB Capital II. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statement and display the accumulated other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. As of September 30, 1998 and December 31, 1997, the only component of accumulated other comprehensive income was unrealized gains on securities available for sale. The changes to the balances of accumulated other comprehensive income are as follows:

                                                    Accumulated
                                                Other Comprehensive
(Dollars in thousands)                                Income
------------------------------------------------------------------

Balance - as of December 31, 1997                          $   223
Current period change                                        1,556
                                                           -------
Balance - as of September 30, 1998                         $ 1,779
                                                           =======


Per Share Data

Net income per share is stated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding including dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period. All periods presented include the effect of the 2-for-1 stock split declared on March 24, 1998 and effective for shareholders of record on April 30, 1998 (see Note 4).

Notes To Consolidated Financial Statements
       As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997

       The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine month periods ended September 30, 1998 and 1997:

                                                           For the three months ended               For the three months ended
                                                               September 30, 1998                      September 30, 1997
                                                    --------------------------------------   --------------------------------------
                                                                    Average                                  Average         Per
                                                       Income       Shares*      Per Share     Income        Shares*        Share
(Dollars in thousands, except per share amounts)    (Numerator)  (Denominator)     Amount    (Numerator)   (Denominator)    Amount
------------------------------------------------------------------------------------------   --------------------------------------
Net income                                          $ 4,394                                   $ 3,822

Basic net income per share:
   Income available to common shareholders            4,394      9,525,000       $ 0.46         3,822      9,220,000       $ 0.41

Effect of dilutive securities:
   Stock options                                          -        698,000            -             -        723,000            -
                                                    -----------------------------------       -----------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                          $ 4,394     10,223,000       $ 0.43       $ 3,822      9,943,000       $ 0.38
                                                    ===================================       ===================================

                                                           For the nine months ended               For the nine months ended
                                                               September 30, 1998                      September 30, 1997
                                                    --------------------------------------   --------------------------------------
                                                                    Average                                  Average         Per
                                                       Income       Shares*      Per Share     Income        Shares*        Share
(Dollars in thousands, except per share amounts)    (Numerator)  (Denominator)     Amount    (Numerator)   (Denominator)    Amount
------------------------------------------------------------------------------------------   --------------------------------------
Net income                                          $  11,595                                 $ 9,822

Basic net income per share:
   Income available to common shareholders             11,595    9,448,000       $ 1.23         9,822      9,181,000       $ 1.06
Effect of dilutive securities:
   Stock options                                            -      756,000            -             -        609,000            -
                                                    -----------------------------------       -----------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                          $ 11,595    10,204,000       $ 1.14       $ 9,822      9,790,000       $ 1.00
                                                    ===================================       ===================================

* Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.


          Options to purchase 60,000 and 23,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the quarter ended and year to date September 30, 1998, respectively, were excluded from this computation.

          Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1997 merger with PBC and the 1998 mergers with Pacific Rim Bancorporation ("PRB"), the former parent of Golden Gate, and Pacific Business Funding Corporation ("PBFC").

Recent Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"). This statement standardizes the disclosure requirements for pensions and other postretirement benefits and presents them in one footnote; requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets; eliminates certain disclosures that are no longer considered useful, including general descriptions of the plan and permits the aggregation of information about certain plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 is not expected to have a significant impact on the Company.

Notes To Consolidated Financial Statements
         As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997

         On June 15, 1998, FASB issued Statement of Financial Accounting Standards, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company intends to adopt SFAS No. 133 in the fourth quarter of 1998. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company .

NOTE 2 -- MERGERS

On August 31, 1998, PBFC, an asset-based specialty finance company merged with and into the Company. Upon consumation of the merger, the outstanding shares of PBFC were converted into an aggregate of 298,000 shares of the Company's stock. The stock was issued to former PBFC shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

Notes To Consolidated Financial Statements
         As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997


         The following table sets forth the composition of the operations of the Company and PBFC for the six months ended June 30, 1998, prior to the consummation of the merger on August 31, 1998:


                                                       As of
(Dollars in thousands)                            June 30, 1998
---------------------------------------------------------------

Net interest income:
Greater Bay Bancorp                                    $ 30,077
Pacific Business Funding Corporation                      1,154
                                                       --------
   Combined                                            $ 31,231
                                                       ========

Provision for loan losses:
Greater Bay Bancorp                                     $ 2,243
Pacific Business Funding Corporation                        100
                                                        -------
   Combined                                             $ 2,343
                                                        =======

Net income:
Greater Bay Bancorp                                     $ 6,628
Pacific Business Funding Corporation*                       344
                                                        -------
   Combined                                             $ 6,972
                                                        =======


* Shown on a proforma basis to reflect taxes for PBFC which would have been incurred had PBFC been a C-Corporation.

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

Notes To Consolidated Financial Statements
          As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997

          The following table sets forth the composition of the operations of the Company and PRB, on a consolidated basis with Golden Gate, for the three months ended March 31, 1998, prior to the consummation of the merger on May 8, 1998:


                                                         As of
(Dollars in thousands)                               March 31, 1998
-------------------------------------------------------------------

Net interest income:
Greater Bay Bancorp                                        $ 13,366
Pacific Rim Bancorporation                                    1,285
                                                           --------
   Combined                                                $ 14,651
                                                           ========

Provision for loan losses:
Greater Bay Bancorp                                        $    866
Pacific Rim Bancorporation                                       70
                                                           --------
   Combined                                                $    936
                                                           ========

Net income:
Greater Bay Bancorp                                        $  3,646
Pacific Rim Bancorporation                                       60
                                                           --------
   Combined                                                $  3,706
                                                           ========


          There were no significant transactions between the Company and PRB prior to the merger. All intercompany transactions have been eliminated.

Notes To Consolidated Financial Statements
          As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997


NOTE 3 -- COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF AFFILIATE TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On August 12, 1998, the Company completed an offering of Cumulative Trust Preferred Securities Series A ("TPS II - Series A") in an aggregate amount of $30 million through GBB Capital II, a wholly owned trust affiliate of the Company formed for the purpose of the offering. The securities issued in the offering were sold in a private transaction pursuant to an applicable exemption form registration under the Securities Act. In October 1998, the Company through GBB Capital II, commenced an offer to exchange its TPS II - Series A for a like amount of its registered Cumulative Trust Preferred Securities Series B ("TPS
II - Series B"). The exchange offer was conducted in accordance with the terms of the initial issuance of the TPS II - Series A. The exchange offer is scheduled to expire at 5:00 p.m., Eastern Standard Time, on November 23, 1998, unless extended.

     The securities have an offering price (liquidation amount) of $1,000 per security and will receive distributions at a variable rate of interest, initially at 7.1875%. The interest rate will reset quarterly, equal to 3-month LIBOR plus 150 basis points, and interest will be cumulative and payable quarterly. As part of this transaction, the Company negotiated an interest rate swap to fix the cost of the offering at 7.55% for 10 years.

     The TPS II - Series A and B accrue and pay distributions quarterly beginning December 15, 1998 at a floating rate equal to the 3-month LIBOR plus 150 basis points on the liquidation amount of $1,000 per share TPS II - Series A and B. The expense for those distributions will be included in interest on long term borrowings. Greater Bay has fully and unconditionally guaranteed all of the obligations of GBB Capital II. The net proceeds from the sale of the TPS II - Series A and B have been invested by GBB Capital II in Junior Subordinated Debentures (the "Debentures") of Greater Bay.

     The TPS II - Series A and B are mandatorily redeemable, in whole or in part, upon repayment of the Debentures at their stated maturity of September 15, 2028 or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company, on or after September 15, 2008, in whole at any time or in part from time to time.

     Greater Bay invested approximately $15 million of the net proceeds in the Company's subsidiary banks to increase their capital levels. The Company intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, Greater Bay expects that a certain portion of the TPS II - Series A and B will qualify as Tier I Capital, and the remaining portion will qualify as Tier 2 capital.

Notes To Consolidated Financial Statements
          As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997


NOTE 4 -- BORROWINGS
The Company's borrowings are detailed as follows:


                                                     September 30,  December 31,
(Dollars in thousands)                                  1998           1997
--------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under agreements
         to repurchase                               $ 17,150      $ 19,480
      Other short term notes payable                      135         2,675
      Advances under credit line                            -         7,750
                                                     --------      --------
            Total short term borrowings                17,285        29,905
                                                     --------      --------
   Long term borrowings:
      Securities sold under agreements
         to repurchase                                 50,000             -
      FHLB advances                                    20,000             -
      Promissory notes                                  2,450         2,450
                                                     --------      --------
            Total other long term borrowings           72,450         2,450
                                                     --------      --------
Total other borrowings                               $ 89,735      $ 32,355
                                                     ========      ========

Subordinated notes, due September 15, 2005           $  3,000      $  3,000
                                                     --------      --------
Total subordinated debt                              $  3,000      $  3,000
                                                     ========      ========



     During the nine month period ended September 30, 1998 and the twelve month period ended December 31, 1997, the average balance of securities sold under short term agreements to repurchase was $15,337,000 and $5,278,000, respectively, and the average interest rates during those periods were 5.35% and 5.71%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the nine month period ended September 30, 1998 and the twelve month period ended December 31, 1997, the average balance of federal funds purchased was $681,000 and $1,523,000, respectively, and the average interest rates during those periods were 5.53% and 5.32%, respectively.

     The Company has sold securities under long term agreements to repurchase which mature in the year 2003 and have an average interest rate of 5.21%. The counterparties to these agreements have put options which give them the right to demand early repayment. As of September 30, 1998, $40.0 million of these borrowings are subject to early repayment beginning in 1999 and $10.0 million are subject to early repayment beginning in 2000.

     The FHLB advances will mature in the year 2003 and have an average interest rate of 5.13%. The advances are collateralized by securities pledged to the FHLB. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment beginning in 1999.

     The promissory notes, which bear an interest rate of 13.76% and will mature April 15, 2000, were offered to PBFC's officers along with other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. The notes are redeemable by the Company at any time.

     The subordinated notes, which will mature on September 15, 2005, were offered to members of Cupertino National Bank's Board of Directors and bank officers along with other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. The notes bear an interest rate of 11.5%. The notes are redeemable by the Company any time after September 30, 1998 at a premium ranging from 0% to 5%. The notes qualify as Tier 2 capital for the Company.

Notes To Consolidated Financial Statements
          As of September 30, 1998 and 1997 and for the Three and Nine Months Ended September 30, 1998 and 1997


NOTE 5 -- STOCK SPLIT

On March 24, 1998 the Company announced a 2-for-1 stock split of its common stock. This split was effective for shareholders of record as of April 30, 1998 with a payment date of May 15, 1998. All share and per share information has been retroactively restated to reflect this split.

NOTE 6 -- CASH DIVIDEND

The Company declared a cash dividend of $0.095 cents per share payable on October 15, 1998 to shareholders of record as of September 30, 1998.

Item 2--Management's Discussion and Analysis of Financial Condition And Results of Operations

OVERVIEW

Greater Bay Bancorp ("Greater Bay," on a parent-only basis, and the "Company," on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the former holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the former holding company for Mid-Peninsula Bank ("MPB"). In December 1997, the Company completed a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC joined CNB and MPB as the third wholly owned banking subsidiary of Greater Bay. In May 1998, the Company completed a merger with Pacific Rim Bancorporation ("PRB"), the holding company for Golden Gate Bank ("Golden Gate"), whereby Golden Gate joined CNB, MPB and PBC as the fourth wholly owned banking subsidiary of Greater Bay. In August 1998, the Company completed a merger with Pacific Business Funding Corporation ("PBFC"). All mergers were accounted for as pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented. The financial information includes the results of the Company's operating divisions, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company.
The following discussion should be read in conjunction with the information under "Financial Highlights" and the Company's consolidated financial data included in the Company's 1997 Annual Report to Shareholders. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited, to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation.

RESULTS OF OPERATIONS

The Company reported net income of $4.9 million (excluding merger costs, net of taxes) for the third quarter of 1998, compared with net income of $3.8 million, for the third quarter of 1997. Diluted net income per share was $0.47 (excluding merger costs, net of taxes) and $0.38 for the quarters ended September 30, 1998 and 1997, respectively. The Company reported net income, including merger costs of $4.4 million, and diluted net income per share of $0.43 for the quarter ended September 30, 1998. The annualized return on average assets and return on average shareholders' equity excluding merger costs net of tax was 1.27% and 21.79% for the third quarter of 1998, compared with 1.41% and 19.54%, respectively, for the comparable prior year period.

     The earnings for the third quarter of 1997 include $134,000 in warrant income. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

     Net income totaled $13.3 million, (excluding merger costs, net of taxes) for the nine months ended September 30, 1998, versus $9.8 million for the respective 1997 period. Diluted net income per share was $1.30 (excluding merger costs, net of taxes) and $1.00 for the nine months ended 1998 and 1997, respectively. For the nine months of 1998, the annualized return on average assets, excluding merger costs, was 1.30% and the return on average shareholders' equity was 21.74% versus 1.29% and 17.85%, respectively, for the comparable prior year period. The Company's net income, including merger costs, was $11.6 million and its diluted net income per share was $1.14 for the year to date September 30, 1998.

     The increase in 1998 net income was the result of significant loan and deposit growth, which resulted in increased net interest income, and increases in trust fees, depositors' service fees and other fee income. Operating expense increases required to service and support the Company's growth partially offset the increase in revenues.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

     During the first quarter of 1998, Greater Bay established the Greater Bay Bancorp Foundation (the "Foundation"). The Foundation was formed to provide a vehicle through which the Company, its officers and directors can provide support to the communities in which the Company does business. The Foundation focuses its support on initiatives related to education, health and economic growth. To support the Foundation, the Company contributed appreciated warrants, which had an unrealized gain of $192,000 and $701,000 in the third and first quarter of 1998, respectively. The contribution of the warrants triggered recognition of warrant income of $893,000 ($631,000 net of related employee incentives). Concurrently, the Company recorded $893,000 of expense for the contribution to the GBB Foundation. For income tax purposes, the Company is not required to recognize the warrant income, however it is allowed to deduct the fair market value of the contributed warrants. As a result, the Company recognized a tax benefit of $385,000 from this transaction.

     In the first quarter of 1998, the Company recorded a $484,000 write down on equity securities in accordance with APB 18.

     The provision for loan losses was $4.1 million for the nine months ended September 30, 1998 and $5.7 million for the same period ended September 30, 1997. For the quarter ended September 30, 1998, the Company's provision for loan losses was $1.8 million, as compared to $1.3 million for the preceding quarter and $1.3 million for the quarter ended September 30, 1997. The ratio of loan loss reserve to total loans was 2.31% at September 30, 1998 compared to 2.18% at December 31, 1997 and 2.09% at September 30, 1997.

Net Interest Income

Net interest income for the third quarter of 1998 was $16.9 million, a $1.0 million increase over the second quarter of 1998 and a $2.8 million increase over the third quarter of 1997. The increase from the third quarter of 1997 to the third quarter of 1998 was primarily due to the $382.5 million, or 38.0% increase in average interest-earning assets which is partially offset by a 54 basis point decrease in the Company's yield on interest-earning assets from 9.06% in the third quarter of 1997 to 8.52% in the third quarter of 1998. Net interest income increased 19.2% in the quarter ended September 30, 1998 from the same quarter in 1997 despite the 64 basis point decrease in the Company's interest rate spread. The Company's interest rate spread was affected by a higher percentage of interest-earning assets in Investment Securities during the
third quarter of 1998 compared to the same quarter in 1997.   The interest rate
spread for these periods was further reduced by the low spread earned on PBC's Special Deposit (discussed in Note 7 to the Financial Statements contained in the Company's Annual Report to Shareholders). The average investment and deposit balances related to the Special Deposit during these periods were $88.7 million and $91.5 million, respectively, on which the Company earned spreads of approximately 1.50%. Excluding PBC's Special Deposit, the interest rate spread would have been 4.27% and 5.02% for the third quarter of 1998 and 1997, respectively.

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


                                                                      Three Months Ended
                                                                      September 30, 1998
                                                          ----------------------------------------
                                                                                        Average
                                                             Average                     Yield/
(Dollars in thousands)                                       Balance        Interest      Rate
--------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                       $    95,787        $ 1,396         5.78%
 Other short term investments                                  90,974          1,273         5.55%
 Investment securities:
     Taxable                                                  328,811          5,382         6.49%
     Tax-exempt (1)                                            50,555            611         4.79%
 Loans (2), (3)                                               824,356         21,199        10.20%
                                                          --------------------------
          Total interest-earning assets                     1,390,483         29,861         8.52%
 Noninterest-earning assets                                   128,106
                                                          --------------------------
         Total assets                                     $ 1,518,589         29,861
                                                          ============== -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                                $   809,352          7,645         3.75%
     Time deposits, over $100,000                             204,859          2,698         5.23%
     Other time deposits                                       48,478            625         5.11%
                                                          --------------------------
         Total interest-bearing deposits                    1,062,689         10,968         4.09%
 Other borrowings                                              72,692          1,112         6.07%
 Subordinated debt                                              3,000             87        11.51%
 TPS                                                           37,428            786         8.33%
                                                          --------------------------
          Total interest-bearing liabilities                1,175,809         12,953         4.37%
 Noninterest bearing deposits                                 233,392
 Other noninterest-bearing liabilities                         23,990
 Shareholders' equity                                          85,398
                                                          --------------------------
         Total shareholders' equity and liabilities       $ 1,518,589         12,953
                                                          ============== -----------
 Net interest income                                                        $ 16,908
                                                                            ========
 Interest rate spread                                                                        4.15%
 Contribution of interest free funds                                                         0.67%
 Net yield on interest-earning assets (4)                                                    4.82%


                                                                     Three Months Ended
                                                                        June 30, 1998
                                                          ----------------------------------------
                                                                                          Average
                                                             Average                      Yield/
(Dollars in thousands)                                       Balance        Interest       Rate
--------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                       $   102,223       $ 1,403          5.51%
 Other short term investments                                  97,823         1,383          5.67%
 Investment securities:
     Taxable                                                  238,025         3,636          6.13%
     Tax-exempt (1)                                            37,872           480          5.08%
 Loans (2), (3)                                               765,019        20,608         10.80%
                                                          -------------------------
          Total interest-earning assets                     1,240,962        27,510          8.89%
 Noninterest-earning assets                                   135,022
                                                          -------------------------
         Total assets                                     $ 1,375,984        27,510
                                                          ============== -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                                $   735,456         6,826          3.72%
     Time deposits, over $100,000                             154,721         2,072          5.37%
     Other time deposits                                       47,365           603          5.11%
                                                          -------------------------
         Total interest-bearing deposits                      937,542         9,501          4.06%
 Other borrowings                                              97,870         1,517          6.22%
 Subordinated debt                                              3,000            87         11.60%
 TPS                                                           20,000           487          9.77%
                                                          -------------------------
          Total interest-bearing liabilities                1,058,412        11,592          4.39%
 Noninterest bearing deposits                                 217,839
 Other noninterest-bearing liabilities                         20,193
 Shareholders' equity                                          79,540
                                                          -------------------------
         Total shareholders' equity and liabilities       $ 1,375,984        11,592
                                                          ============== -----------
 Net interest income                                                       $ 15,918
                                                                           ========
 Interest rate spread                                                                        4.50%
 Contribution of interest free funds                                                         0.65%
 Net yield on interest-earning assets (4)                                                    5.14%

                                                                      Three Months Ended
                                                                      September 30, 1997
                                                          ----------------------------------------
                                                                                        Average
                                                              Average                    Yield/
(Dollars in thousands)                                        Balance       Interest      Rate
--------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                       $     93,420     $   1,239         5.26%
 Other short term investments                                   96,314         1,198         4.93%
 Investment securities:
     Taxable                                                   115,705         1,843         6.32%
     Tax-exempt (1)                                             21,783           286         5.21%
 Loans (2), (3)                                                680,724        18,458        10.76%
                                                          --------------------------
          Total interest-earning assets                      1,007,946        23,024         9.06%
 Noninterest-earning assets                                     63,840
                                                          --------------------------
         Total assets                                     $  1,071,786        23,024
                                                          ============== -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                                $    596,712     $   5,502         3.66%
     Time deposits, over $100,000                              132,343         1,693         5.08%
     Other time deposits                                        57,488           744         5.13%
                                                          --------------------------
         Total interest-bearing deposits                       786,543         7,939         4.00%
 Other borrowings                                               11,235           337        11.90%
 Subordinated debt                                               3,000            87        11.51%
 TPS                                                            20,000           482         9.56%
                                                          --------------------------
          Total interest-bearing liabilities                   820,778         8,845         4.28%
 Noninterest bearing deposits                                  165,265
 Other noninterest-bearing liabilities                          13,409
 Shareholders' equity                                           72,334
                                                          --------------------------
         Total shareholders' equity and liabilities       $  1,071,786         8,845
                                                          ============== -----------
 Net interest income                                                       $  14,179
                                                                           =========
 Interest rate spread                                                                        4.79%
 Contribution of interest free funds                                                         0.79%
 Net yield on interest-earning assets (4)                                                    5.58%

 (1) The tax equivalent yields earned on the tax exempt securities are 6.91%, 7.35% and 7.56% for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively, using the federal statuary rate of 34%.
 (2)  Nonaccrual loans are excluded in the average balance.
 (3) Interest income includes loan fees of $690,000, $871,000 and $1,014,000 for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively.
 (4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Management's Discussion and Analysis of Results of Operations
And Financial Condition


     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate):

                                                                              Three Months Ended
                                                                              September 30, 1998
                                                                         Compared with June 30, 1998
                                                                          favorable / (unfavorable)
(Dollars in thousands)(1)                                              Volume      Rate        Net
-----------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                    $  (82)   $    75     $    (7)
 Other short term investments                                             (85)       (25)       (110)
 Investment securities:
     Taxable                                                            1,509        237       1,746
     Tax-exempt                                                           159        (28)        131
 Loans                                                                  1,681     (1,090)        591
                                                                       -----------------------------
          Total interest income                                         3,182       (831)      2,351
                                                                       -----------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                               (768)       (51)       (819)
     Time deposits over $100,000                                         (682)        56        (626)
     Other time deposits                                                  (20)        (2)        (22)
                                                                       -----------------------------
         Total interest-bearing deposits                               (1,470)         3      (1,467)
 Other borrowings                                                         371         34         405
 Subordinated debt                                                          -          -           -
 TPS                                                                     (378)        79        (299)
                                                                       -----------------------------
          Total interest expense                                       (1,477)       116      (1,361)
                                                                       -----------------------------
                Net increase (decrease) in net interest income         $1,705    $  (715)    $   990
                                                                       =============================

                                                                             Three Months Ended
                                                                             September 30, 1998
                                                                     Compared with September 30, 1997
                                                                        favorable / (unfavorable)
(Dollars in thousands)(1)                                              Volume       Rate       Net
----------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                   $    32    $   125     $   157
 Other short term investments                                             (68)       143          75
 Investment securities:
     Taxable                                                            3,487         52       3,539
     Tax-exempt                                                           349        (24)        325
 Loans                                                                  3,717       (976)      2,741
                                                                      ------------------------------
          Total interest income                                         7,517       (680)      6,837
                                                                      ------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                             (2,005)       (138)     (2,143)
     Time deposits over $100,000                                         (954)       (51)     (1,005)
     Other time deposits                                                  116          3         119
                                                                      ------------------------------
         Total interest-bearing deposits                               (2,843)      (186)     (3,029)
 Other borrowings                                                      (1,012)       237        (775)
 Subordinated debt                                                          -          -           -
 TPS                                                                     (372)        68        (304)
                                                                      ------------------------------
          Total interest expense                                       (4,227)       119      (4,108)
                                                                      ------------------------------
                Net increase (decrease) in net interest income        $ 3,290    $  (561)    $ 2,729
                                                                      ==============================


(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.



     THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997
     -------------------------------------------------------------------

     Interest income in the third quarter ended September 30, 1998 increased 29.7% to $29.8 million from $23.0 million in the same period in 1997. This was primarily due to the $7.5 million favorable volume variance which resulted from a $382.5 million, or 38.0%, increase in average interest-earning assets over the comparable prior year. Average loans increased $143.7 million, or 21.1%, to $824.4 million for the third quarter of 1998 as compared to $680.7 million for the third quarter of 1997.

     The average yield on interest-earning assets decreased 54 basis points to 8.52% in the third quarter of 1998 from 9.06% in the same period of 1997 primarily due to the decrease on the yields on loans. Average yields on loans decreased 56 basis points to 10.20% in the three months ended September 30, 1998 from 10.76% for the same period in 1997.

     Interest expense in the third quarter of 1998 increased 46.4% to $12.9 million from $8.8 million for the same period in 1997. This increase was due to greater volumes of interest-bearing liabilities offset by slightly lower interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 43.3% to $1.2 billion in the third quarter of 1998 from $820.8 million in the same period for 1997 due to the efforts of the Company's relationship managers in generating core deposits from their client relationships, deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group, both divisions of CNB, and increases in other borrowings.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

     During the third quarter of 1998, average noninterest-bearing deposits increased to $233.4 million from $165.3 million in the same period in 1997. Average noninterest-bearing deposits comprised 18.0% of total deposits for the third quarter of 1998, compared to 17.4% for the same period in 1997.

     THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO JUNE 30, 1998
     --------------------------------------------------------------

     Interest income increased 8.6% to $29.8 million for the third quarter of 1998, as compared to $27.5 million for the previous quarter. Average interest-earning assets increased 12.0% in the third quarter of 1998 from $1.2 billion for the previous quarter. The increase in interest income for the third quarter of 1998, as compared to the prior quarter, was primarily the result of an increase in the average balances of loans which increased $59.3 million and investments which grew $96.6 million from the prior quarter. The impact of increases in average balances on loans was offset by a decrease in the yield earned on those assets. The yield on the higher volume of average interest-earning assets declined 37 basis points to 8.52% in the third quarter of 1998 from 8.89% in the second quarter of 1998, primarily as a result of decreases in market rates of interest and the purchase of investments with shorter maturities.

     Interest expense in the third quarter of 1998 increased 11.7% to $12.9 million from $11.5 million in the prior quarter. The increase is primarily the result of increased average deposits, which rose to $1.1 billion for the third quarter of 1998, as compared to $937.5 million for the prior quarter. As a result of the changes in the liability mix, the average rate paid on average interest-bearing liabilities decreased 2 basis points to 4.37% in the third quarter of 1998 from 4.39% in the prior quarter. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 11.1% to $1.2 billion in the third quarter of 1998 from $1.1 billion for the second quarter of 1998.

     As a result of the foregoing, the Company's interest rate spread declined to 4.15% in the third quarter of 1998 compared to 4.50% in the prior quarter and the net yield on interest-earning assets declined to 4.82% from 5.14%.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

     The following tables present the Company's average balance sheet, net interest income and interest rates for the nine month periods presented, as well as the analysis of variances due to rate and volume:

                                                                         Nine Months Ended
                                                                         September 30, 1998
                                                                ------------------------------------
                                                                                           Average
                                                                 Average                    Yield/
(Dollars in thousands)                                           Balance       Interest      Rate
-----------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                           $    91,478     $  3,728          5.45%
 Other short term investments                                     100,192        4,141          5.53%
 Investment securities:
     Taxable                                                      262,400       12,234          6.23%
     Tax-exempt (1)                                                37,033        1,407          5.08%
 Loans (2), (3)                                                   788,743       61,429         10.41%

          Total interest-earning assets                         1,279,846       82,939          8.66%
 Noninterest-earning assets                                        89,627
                                                              ------------------------
         Total assets                                         $ 1,369,473       82,939
                                                              ============= ----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                                    $   733,809       20,426          3.72%
     Time deposits, over $100,000                                 178,266        6,963          5.22%
     Other time deposits                                           47,392        1,832          5.17%
                                                              ------------------------
         Total interest-bearing deposits                          959,467       29,221          4.07%
 Other borrowings                                                  73,959        3,736          6.75%
 Subordinated debt                                                  3,000          259         11.54%
 TPS                                                               25,495        1,761          9.23%
                                                              ------------------------
          Total interest-bearing liabilities                    1,061,921       34,977          4.40%
 Noninterest bearing deposits                                     210,158
 Other noninterest-bearing liabilities                             15,804
 Shareholders' equity                                              81,590
                                                              ------------------------
         Total shareholders' equity and liabilities           $ 1,369,473       34,977
                                                              ============= ----------

 Net interest income                                                          $ 47,962
                                                                              ========
 Interest rate spread                                                                           4.26%
 Contribution of interest free funds                                                            0.75%
 Net yield on interest-earning assets (4)                                                       5.01%

                                                                         Nine Months Ended
                                                                         September 30, 1997
                                                              ---------------------------------------
                                                                                           Average
                                                                 Average                    Yield/
(Dollars in thousands)                                            Balance      Interest      Rate
-----------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                           $    74,253     $  2,952          5.32%
 Other short term investments                                      97,675        3,783          5.18%
 Investment securities:
     Taxable                                                      118,766        5,557          6.26%
     Tax-exempt (1)                                                21,419          823          5.14%
 Loans (2), (3)                                                   628,139       50,350         10.72%
                                                              ------------------------
          Total interest-earning assets                           940,253       63,464          9.02%
 Noninterest-earning assets                                       135,397
                                                              ------------------------
         Total assets                                         $ 1,075,650       63,464
                                                              ============= ----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                                    $   556,597       15,421          3.70%
     Time deposits, over $100,000                                 116,500        4,471          5.13%
     Other time deposits                                           64,105        2,597          5.42%
                                                              ------------------------
         Total interest-bearing deposits                          737,202       22,489          4.08%
 Other borrowings                                                  22,263          751          4.51%
 Subordinated debt                                                  3,000          259         11.54%
 TPS                                                               13,480          970          9.62%
                                                              ------------------------
          Total interest-bearing liabilities                      775,945       24,469          4.22%
 Noninterest bearing deposits                                     154,642
 Other noninterest-bearing liabilities                             10,400
 Shareholders' equity                                             134,663
                                                              ------------------------
         Total shareholders' equity and liabilities           $ 1,075,650       24,469
                                                              ============= ----------
 Net interest income                                                          $ 38,995
                                                                              ========
 Interest rate spread                                                                           4.81%
 Contribution of interest free funds                                                            0.74%
 Net yield on interest-earning assets (4)                                                       5.54%


(1) The tax equivalent yields earned on the tax exempt securities are 7.21% and 7.29% at September 30, 1998 and September 30, 1997, respectively, using the federal statuary rate of 34%.
(2)   Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $2,431,000, and $2,633,000 for the nine months ended September 30, 1998 and September 30, 1997, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

                                                               Nine Months Ended September 30, 1998
                                                                 Compared with September 30, 1997
                                                                    favorable / (unfavorable)
(Dollars in thousands)(1)                                         Volume       Rate        Net
---------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                              $    700   $     76   $    776
 Other short term investments                                          99        259        358
 Investment securities:
     Taxable                                                        6,697        (20)     6,677
     Tax-exempt                                                       593         (9)       584
 Loans                                                             12,547     (1,468)    11,079
                                                                 --------   --------   --------
          Total interest income                                    20,636     (1,162)    19,474
                                                                 --------   --------   --------
INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                         (4,932)       (73)    (5,005)
     Time deposits over $100,000                                   (2,411)       (81)    (2,492)
     Other time deposits                                              651        114        765
                                                                 --------   --------   --------
         Total interest-bearing deposits                           (6,692)       (40)    (6,732)
 Other borrowings                                                  (2,458)      (527)    (2,985)
 Subordinated debt                                                      -          -          -
 TPS                                                                 (831)        40       (791)
                                                                 --------   --------   --------
          Total interest expense                                   (9,981)      (527)   (10,508)
                                                                 --------   --------   --------
             Net increase (decrease) in net interest income      $ 10,655   $ (1,689)  $  8,966
                                                                 ========   ========   ========

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans.


     THE YEAR TO DATE SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997
     ------------------------------------------------------------------

     Net interest income totaled $48.0 million for the nine months of 1998, an increase of $9.0 million, or 23.0%, from the $39.0 million total for the nine months of 1997. The increase in net interest income was attributable to a $19.5 million, or 30.7%, increase in interest income, offset by a $10.5 million, or 42.9%, increase in interest expense over the comparable prior year end. The $19.5 million increase in interest income for the nine months of 1998, as compared to the nine months of 1997, was primarily due to a $20.6 million favorable volume variance and a $1.2 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $339.6 million, or 36.1%, from the prior year comparable period. The increase was offset by a decrease in the yield on average interest-earning assets of approximately 36 basis points for the nine months of 1998, as compared to the respective prior year period.

     Total interest expense for the nine months of 1998 increased $10.5 million from the nine months of 1997. This increase was primarily due to an unfavorable volume variance of $10.0 million which resulted from a $286.0 million, or 36.9%, increase in average interest-bearing liabilities for the nine months of 1998 over the comparable prior year period.

     For the nine months ended September 30, 1998, the Company's net interest spread of 4.26% reflected a decrease from 4.81%, as compared to the respective prior year.

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

                                                               Three Months Ended September 30,
                                                               --------------------------------
(Dollars in thousands)                                            1998                   1997
-----------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                    $ 233,392              $ 165,265
Client service expenses                                              122                     83
Client service expenses, annualized                                0.21%                  0.20%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                               4.82%                  5.58%
Impact of client service expense                                 (0.03)%                (0.03)%
                                                               --------------------------------
Adjusted net yield on interest-earning assets (1)                  4.79%                  5.55%
                                                               ================================

                                                               Nine Months Ended September 30,
                                                               --------------------------------
(Dollars in thousands)                                           1998               1997
------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                    $ 210,158              $ 154,642
Client service expenses                                              404                    268
Client service expenses, annualized                                0.26%                  0.23%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                               5.01%                  5.54%
Impact of client service expense                                 (0.04)%                (0.04)%
                                                               --------------------------------
Adjusted net yield on interest-earning assets (1)                  4.97%                  5.50%
                                                               --------------------------------

(1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield of spread.


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

     The provision for loan losses was $1.8 million in the third quarter of 1998, an increase of $444,000 from the $1.3 million in the second quarter of 1998, and a $507,000 increase from the $1.3 million in the third quarter of 1997. Nonperforming loans, comprised of nonaccrual loans, accruing loans past due 90 days or more, and restructured loans were $3.3 million at September 30, 1998, compared with $4.2 million at December 31, 1997, and $6.6 million at September 30, 1997. Simultaneously, the Company's ratio of loan loss reserve to total loans was 2.31% at September 30, 1998 compared to 2.18% at December 31, 1997 and 2.09% at September 30, 1997.

     For further information on nonperforming and classified loans and the allowance for loan losses, see - "Nonperforming and Classified Assets" herein.

Management's Discussion and Analysis of Results of Operations
And Financial Condition

Other Income

Total other income was $1.7 million for the third quarter of 1998, an increase of $90,000 from the second quarter of 1998, and an increase of $96,000 from the third quarter of 1997. The following table sets forth information by category of other income for the periods indicated.

                                                                     At and for the quarters ended
                                          September 30,      June 30,     March 31,       December 31,   September 30,
                                          ---------------------------------------------------------------------------
(Dollars in thousands)                        1998            1998          1998             1997            1997
---------------------------------------------------------------------------------------------------------------------
Trust fees                                 $     642         $   617      $     550         $   603        $     550
Service charges and other fees                   361             349            420             394              433
Gain on sale of SBA loans                        290             221            244             269              216
Gain (loss) on investments, net                    4              42              8              25                5
Other                                            230             342           (193)            268              327
                                          --------------------------------------------------------------------------
                                               1,527           1,571          1,029           1,559            1,531
Warrant income                                   134               -            497              14               34
                                          --------------------------------------------------------------------------
    Total                                  $   1,661         $ 1,571      $   1,526         $ 1,573        $   1,565
                                          ==========================================================================

Operating Expenses

The following table represents the major components of operating expenses for the periods indicated:

                                                                         At and for the periods ended
                                                                   September 30,    June 30,      March 31,
                                                                   ----------------------------------------
(Dollars in thousands)                                                1998            1998          1998
-------------------------------------------------------------------------------------------------------------
Compensation and benefits                                          $   5,753     $    5,689       $   5,532
Occupancy and equipment                                                1,542          1,514           1,416
Legal and other professional fees                                        403            386             376
Telephone, postage and supplies                                          429            392             447
Contribution to GBB Foundation                                           192              -             701
Marketing and promotion                                                  368            335             150
Directors' fees                                                          133            142             151
Client services                                                          122            116             166
FDIC insurance and regulatory assessments                                 88             77              89
Expenses on other real estate owned                                       43             15              23
Other                                                                    810            814             684
                                                                   ----------------------------------------
    Total operating expenses, excluding merger costs               $   9,883     $    9,480       $   9,735
Merger costs                                                             537          1,974               -
                                                                   ----------------------------------------
    Total operating expenses                                       $  10,420     $   11,454       $   9,735
                                                                   ========================================
Efficiency ratio                                                       56.12%         65.49%          58.45%
Efficiency ratio, before merger costs                                  53.22%         54.21%          58.45%
Total operating expenses to average assets*                             2.72%          3.34%           3.18%
Total operating expenses to average assets, before
  merger costs*                                                         2.58%          2.76%           3.18%

                                                                  At and for the periods ended
                                                                  December 31,    September 30,
                                                            -------------------------------------
(Dollars in thousands)                                                1997           1997
-------------------------------------------------------------------------------------------------
Compensation and benefits                                          $   5,449     $    5,137
Occupancy and equipment                                                1,357          1,391
Legal and other professional fees                                        417            526
Telephone, postage and supplies                                          362            342
Contribution to GBB Foundation                                             -              -
Marketing and promotion                                                  335            344
Directors' fees                                                          119            104
Client services                                                           80            111
FDIC insurance and regulatory assessments                                 73             70
Expenses on other real estate owned                                       25            (10)
Other                                                                  1,348            476
                                                                   ------------------------
    Total operating expenses, excluding merger costs               $   9,565     $    8,491
Merger costs                                                           3,333              -
                                                                   ------------------------
    Total operating expenses                                       $  12,898     $    8,491
                                                                   ========================
Efficiency ratio                                                       76.73%         53.93%
Efficiency ratio, before merger costs                                  56.90%         53.93%
Total operating expenses to average assets*                             4.50%          3.14%
Total operating expenses to average assets, before
  merger costs*                                                         3.34%          3.14%

*Annualized

     Operating expenses totaled $9.9 million for the third quarter of 1998, an increase of $403,000 from the second quarter of 1998, and an increase of $1.4 million from the third quarter of 1997. The ratio of operating expenses to average assets at September 30, 1998 and 1997 was 2.72% and 3.14%, respectively.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio for the third quarter of 1998 was 56.12%, compared to 53.93%

Management's Discussion and Analysis of Results of Operations
And Financial Condition


for the same period in 1997. Excluding merger costs, the Company's efficiency ratios were 53.22% and 53.93% for quarters ended September 30, 1998 and 1997, respectively.

     Compensation and benefits expenses increased in the three months ended September 30, 1998 to $5.8 million compared to $5.7 million at June 30, 1998 and $5.1 million at September 30, 1997. The increase in compensation and benefits is due primarily to the additions in personnel made to accommodate the growth of the Company.

Income Taxes

The Company's effective income tax rate for the quarter ended September 30, 1998 was 30.89%, compared to 35.97% for the same period in 1997. The effective rate in 1998 was lower than the statutory rate due to tax-exempt income on municipal securities, the tax benefit of the donation of appreciated warrants to the Foundation and the utilization of PRB's NOL carry-forward.

     The effective income tax rate for the nine month period ended September 30, 1998 was 31.71%, as compared to 34.67% for the nine month period ended September 30, 1997.

FINANCIAL CONDITION

Total assets increased 26.1% to $1.5 billion at September 30, 1998, compared to $1.2 billion at December 31, 1997. The increases in 1998 were primarily due to increases in the Company's investment and loan portfolio funded by long term borrowings as well as growth in deposits. Included in total assets at September 30, 1998 and December 31, 1997 were the invested proceeds of a Special Deposit of $89.2 million and $88.1 million, respectively. This deposit was received in late 1996 and management anticipates that a significant portion of this deposit may be withdrawn at some point in 1998.

Loans

Total loans, net of deferred fees, increased 19.2%, on an annualized basis, to $859.5 million at September 30, 1998, compared to $751.6 million at December 31, 1997. The increases in loan volumes in 1998 were primarily due to the strong economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

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

     The following table presents the composition of the Company's loan portfolio at the dates indicated:

Management's Discussion and Analysis of Results of Operations
And Financial Condition

                                                             September 30,            December 31,
                                                                  1998                   1997
                                                   --------------------------------------------------
(Dollars in thousands)                                   Amount            %      Amount          %
-------------------------------------------------------------------------------------------------------
Commercial                                             $ 388,094         46.4%  $ 362,747         49.3%
Real estate construction and land                        153,378         18.3     112,514         15.3
Real estate term                                         245,340         29.2     196,217         26.7
Consumer and other                                        75,673          8.9      82,914         11.3
                                                       ------------------------------------------------
              Total loans, gross                         862,485        102.8     754,392        102.6
Deferred fees and discounts, net                          (2,966)        -0.4      (2,765)        -0.4
                                                       ------------------------------------------------
              Total loans, net of deferred fees          859,519        102.4     751,627        102.2
Allowance for loan losses                                (19,861)        -2.4     (16,394)        -2.2
                                                       ------------------------------------------------
               Total loans                             $ 839,658        100.0%  $ 735,233        100.0%
                                                       ================================================


Nonperforming and Classified Assets

Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where the Company have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

      The following table sets forth information regarding nonperforming assets at the dates indicated:

                                                                         At and for the periods ended
                                                                    September 30,    June 30,     March 31,
                                                                    ---------------------------------------
(Dollars in thousands)                                                1998             1998         1998
-----------------------------------------------------------------------------------------------------------
Nonperforming loans
           Nonaccrual loans                                         $ 2,919         $ 3,758       $ 3,152
           Accruing loans past due 90 days or more                        -              75           108
           Restructured loans                                           377             531           903
                                                                    -------------------------------------
                 Total nonperforming loans                            3,296           4,364         4,163
Other real estate owned                                                 905           1,001         1,001
                                                                    -------------------------------------
                 Total nonperforming assets                         $ 4,201         $ 5,365       $ 5,164
                                                                    =====================================
           Nonperforming assets to total loans
              and other real estate owned                              0.50%           0.63%         0.67%

                                                                   At and for the periods ended
                                                                    December 31,  September 30,
                                                                    --------------------------
(Dollars in thousands)                                                 1997           1997
----------------------------------------------------------------------------------------------
Nonperforming loans
           Nonaccrual loans                                         $ 2,971            $ 4,565
           Accruing loans past due 90 days or more                      158                575
           Restructured loans                                         1,062              1,453
                                                                    --------------------------
                 Total nonperforming loans                            4,191              6,593
Other real estate owned                                               1,303              1,069
                                                                    --------------------------
                 Total nonperforming assets                         $ 5,494            $ 7,662
                                                                    ==========================
           Nonperforming assets to total loans
              and other real estate owned                              0.75%             1.11%

     At September 30, 1998, the Company had $2.9 million in nonaccrual loans. Interest income forgone on nonperforming loans outstanding totaled $86,000 and $110,000 for the quarter ended September 30, 1998 and 1997, respectively. Interest income recognized for the quarter on nonperforming loans at September 30, 1998 and September 30, 1997 was $7,000 and $11,000, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At September 30, 1998, OREO consisted of six properties acquired through foreclosure with a carrying value of $905,000.

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

Management's Discussion and Analysis of Results of Operations
And Financial Condition


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

     The following table sets forth the classified assets at the dates indicated:

                                                             At and for the periods ended
                                      September 30,    June 30,     March 31,     December 31,     September 30,
                                      ---------------------------------------------------------------------------
(Dollars in thousands)                    1998          1998          1998            1997              1997
-----------------------------------------------------------------------------------------------------------------
Substandard                                $ 12,807      $ 9,068       $ 9,138         $ 15,723          $ 17,119
Doubtful                                      1,129        1,041         1,092            1,377               714
Loss                                              -            -            47               49               272
Other real estate owned                         905        1,001          1001            1,303             1,069
                                      ---------------------------------------------------------------------------
     Classified assets                     $ 14,841     $ 11,110      $ 11,278         $ 18,452          $ 19,174
                                      ===========================================================================
Classified assets to total loans
   and other real estate owned                 1.72%        1.29%         1.44%            2.45%             2.72%

Allowance for loan losses to total
  classified assets                          133.82%      161.88%       146.88%           88.85%            76.63%

     With the exception of these classified loans, management was not aware of any loans as of September 30, 1998 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included as nonperforming or classified assets at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

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

     The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the periods indicated:

Management's Discussion and Analysis of Results of Operations
And Financial Condition

                                                                           At and for the periods ended
                                                                 September 30,       June 30,       March 31,
                                                              ------------------------------------------------
(Dollars in thousands)                                           1998                 1998            1998
--------------------------------------------------------------------------------------------------------------
Period end loans outstanding                                  $   859,519         $ 819,736         $  782,948
Average loans outstanding                                     $   824,256         $ 794,786         $  752,381
Allowance for loan losses:
Balance at beginning of period                                $    17,985         $  16,565         $   16,394
Charge-offs:
           Commercial                                                 (13)                -               (734)
           Real estate construction and land                            -                (4)                 -
           Real estate term                                             -                 -                 (2)
           Consumer and other                                         (27)              (14)              (119)
                                                              ------------------------------------------------
                 Total charge-offs                                    (40)              (18)              (855)
                                                              ------------------------------------------------
Recoveries:
           Commercial                                                  13                19                 22
           Real estate construction and land                            -                 -                  -
           Real estate term                                             -                 -                  -
           Consumer and other                                           -                 1                  9
                                                              ------------------------------------------------
                 Total recoveries                                      13                20                 31
                                                              ------------------------------------------------
            Net charge-offs                                           (27)                2               (824)
Provision charged to income (1)                                     1,903             1,418                995
                                                              ------------------------------------------------
Balance at end of period                                      $    19,861         $  17,985         $   16,565
                                                              ================================================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                     0.02%             0.01%              0.61%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                     0.20%             0.30%              0.61%
Allowance as a percentage of average loans outstanding               2.41%             2.26%              2.20%
Allowance as a percentage of period end loans outstanding            2.31%             2.19%              2.12%
Allowance as a percentage of non-performing loans                  602.58%          412.11%             397.92%


                                                              At and for the periods ended
                                                              December 31,   September 30,
                                                              ---------------------------
(Dollars in thousands)                                             1997            1997
------------------------------------------------------------------------------------------
Period end loans outstanding                                  $ 751,627       $   703,295
Average loans outstanding                                     $ 714,594       $   674,733
Allowance for loan losses:
Balance at beginning of period                                $  14,694            13,824
Charge-offs:
           Commercial                                              (533)             (303)
           Real estate construction and land                          -                 -
           Real estate term                                         (50)              (62)
           Consumer and other                                      (234)              (62)
                                                              ---------------------------
                 Total charge-offs                                 (817)             (427)
                                                              ---------------------------
Recoveries:
           Commercial                                                 7                 7
           Real estate construction and land                          -                 -
           Real estate term                                           -                 -
           Consumer and other                                         1                 5
                                                              ---------------------------
                 Total recoveries                                     8                12
                                                              ---------------------------
            Net charge-offs                                        (809)             (415)
Provision charged to income (1)                                   2,509             1,285
                                                              ---------------------------
Balance at end of period                                      $  16,394       $    14,694
                                                              ---------------------------

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                   0.26%             0.20%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                   0.26%             0.26%
Allowance as a percentage of average loans outstanding             2.29%             2.18%
Allowance as a percentage of period end loans outstanding          2.18%             2.09%
Allowance as a percentage of non-performing loans                391.17%           222.87%


(1) Includes $113,000 in the third quarter of 1998, $70,000 in the second quarter of 1998 and $1.4 million in the fourth quarter of 1997 to conform practices for the Company's reserve methodologies, which is included in mergers and related nonrecurring costs.



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


Liquidity and Cash Flow

The objective of liquidity management is to maintain the Company's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet its credit needs. The Company must manage its liquidity position to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Company utilizes brokered deposit lines, sells securities under agreements to repurchase and borrows overnight federal funds. In the first quarter of 1997, the Company issued $20.0 million in TPS to enhance its regulatory capital base, while also providing added liquidity.

     On August 12, 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million through GBB Capital II, a trust affiliate of the Company formed for the purpose of the offering. The securities issued in the offering were sold in a private transaction pursuant to an applicable
exemption from registration under the Securities Act.   In October 1998, the
Company through GBB Capital II commenced an offer to exchange its $30.0 million in TPS for a like amount of its registered TPS. The exchange offer is scheduled to expire at 5:00 p.m. Eastern Standard Time on November 23, 1998.

Management's Discussion and Analysis of Results of Operations
And Financial Condition


     Greater Bay invested $15.0 million of the net proceeds in the Company's subsidiary banks to increase their capital levels. The Company intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, $29.0 million of the TPS qualifies as Tier 1 capital, and the remaining portion qualifies as Tier 2 capital. As the Company's shareholders' equity increases, the amount of the additional TPS that will count as Tier 1 capital will increase.

     Net cash provided by operating activities, consisting primarily of net interest income, totaled $14.0 million for the nine months ended September 30, 1998 and $12.2 for the same period in 1997. Cash used for investing activities totaled $323.2 million for the nine months ended September 30, 1998 and $149.8 million for the same period in 1997. The funds used for investing activities primarily represent increases for loans and investments for each year reported.

     For the nine months ended September 30, 1998, net cash provided by financing activities was $303.4 million. Historically, the primary financing activity of the Company has been deposits and borrowings. Deposits increased $216.8 million for the nine months ended September 30, 1998 and other borrowings increased $57.4 million for the same period. During the period there were also proceeds from the issuance of TPS of $30.0 million. For the nine months ended September 30, 1997, net cash provided by financing activities was $161.5 million. Deposits increased $149.3 million, while other borrowings decreased $7.7 million. During that period there were also proceeds from the issuance of TPS of $20.0 million.

     Greater Bay is a company separate and apart from its subsidiary banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received and dividends declared and paid by the banks. As of September 30, 1998, Greater Bay did not have any material commitments for capital expenditures. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations.

Capital Resources

Shareholders' equity at September 30, 1998 increased to $88.9 million from $76.5 million at December 31, 1997. During the first three quarters of 1998 and the twelve months ended December 31, 1997, Greater Bay paid aggregate cash dividends of $0.285 and $0.30 per share, respectively, as adjusted for the 2-for-1 stock split effective April 30, 1998. In 1997, prior to the completion of its merger with the Company, PBC declared a cash dividend of $3.20 per share. PBFC, was an S-Corporpation prior to its merger with the Company. As an S-Corporation, PBFC was required to distribute a significant portion of its income to its shareholders. Under these requirements, PBFC made distributions of $964,000 and $208,000 through the date of the merger in 1998 and in 1997, respectively.

     The Company has provided a substantial portion of its capital requirements through the retention of earnings. In the second quarter of 1998 and first quarter of 1997, the Company increased its capital base by issuing $30.0 and $20.0 million of TPS, which, subject to certain limitations, qualify as Tier 1 capital, respectively.

     The Company's equity to asset ratio at September 30, 1998 and December 31, 1997 was 5.79% and 6.29%, respectively.

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

     At September 30, 1998, the minimum risk-based capital requirements to be considered adequately capitalized are 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-

Management's Discussion and Analysis of Results of Operations
And Financial Condition

adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

     The Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at September 30, 1998 and the requirements to qualify for well capitalized and adequately capitalized status under these regulations are as follows:

Management's Discussion and Analysis of Results of Operations
And Financial Condition

                                                                                                           To Be Well Capitalize
                                                                                 For Capital              Under Prompt Corrective
                                                        Actual                 Adequacy Purposes              Action Provisions
As of September 30, 1998                       -------------------------     ----------------------        ---------------------
(Dollars in thousands)                            Amount       Ratio            Amount       Ratio            Amount      Ratio
------------------------------------------------------------------------     ----------------------        ---------------------
Total Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                             $ 154,648   14.60%             $ 84,759   8.00%                        N/A
   Cupertino National Bank                            56,595   11.41                39,677   8.00              $ 49,596   10.00%
   Golden Gate Bank                                    9,910   12.48                 6,352   8.00                 7,940   10.00
   Mid-Peninsula Bank                                 45,560   13.16                27,700   8.00                34,625   10.00
   Peninsula Bank of Commerce                         17,300   12.67                10,924   8.00                13,655   10.00

Tier 1 Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                             $ 115,951   10.94%             $ 42,380   4.00%                         N/A
   Cupertino National Bank                            46,820    9.44                19,838   4.00              $ 29,758    6.00%
   Golden Gate Bank                                    8,916   11.23                 3,176   4.00                 4,764    6.00
   Mid-Peninsula Bank                                 40,417   11.67                13,850   4.00                20,775    6.00
   Peninsula Bank of Commerce                         15,558   11.39                 5,462   4.00                 8,193    6.00

Tier 1 Capital (To Average Quarterly Assets):
   Greater Bay Bancorp                             $ 115,951    7.78%             $ 59,585   4.00%                        N/A
   Cupertino National Bank                            46,820    7.51                24,928   4.00                31,161    5.00%
   Golden Gate Bank                                    8,916    6.49                 5,492   4.00                 6,865    5.00
   Mid-Peninsula Bank                                 40,417    7.78                15,388   3.00                25,646    5.00
   Peninsula Bank of Commerce                         15,558    6.78                 9,178   4.00                11,472    5.00

                                                                                                           To Be Well Capitalized
                                                                                For Capital               Under Prompt Corrective
                                                        Actual               Adequacy Purposes               Action Provisions
As of December 31, 1997                        -------------------------     ----------------------        ---------------------
(Dollars in thousands)                               Amount    Ratio             Amount     Ratio            Amount      Ratio
------------------------------------------------------------------------     ----------------------        ---------------------
Total Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                             $ 109,614   12.31%             $ 69,710   8.00%                        N/A
   Cupertino National Bank                            40,201   10.03                32,118   8.00              $ 40,147   10.00%
   Golden Gate Bank                                    9,408   12.79                 5,882   8.00                 7,353   10.00
   Mid-Peninsula Bank                                 34,727   11.88                23,416   8.00                29,269   10.00
   Peninsula Bank of Commerce                         15,252   14.33                 8,525   8.00                10,657   10.00

Tier 1 Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                              $ 95,709   10.72%             $ 34,855   4.00%                        N/A
   Cupertino National Bank                            32,126    8.02                16,059   4.00              $ 24,088    6.00%
   Golden Gate Bank                                    8,523   11.59                 2,941   4.00                 4,412    6.00
   Mid-Peninsula Bank                                 31,064   10.63                11,708   4.00                17,562    6.00
   Peninsula Bank of Commerce                         13,917   13.08                 4,263   4.00                 6,394    6.00

Tier 1 Capital (To Average Annual Assets):
   Greater Bay Bancorp                              $ 95,709    8.50%              $ 41,113  4.00%                         N/A
   Cupertino National Bank                            32,126    7.08                18,189   4.00              $ 22,737    5.00%
   Golden Gate Bank                                    8,523    9.51                 3,652   4.00                 4,565    5.00
   Mid-Peninsula Bank                                 31,064    8.54                10,935   3.00                18,225    5.00
   Peninsula Bank of Commerce                         13,917    6.65                 8,401   4.00                10,501    5.00

At September 30, 1998, the Company's risk-based capital ratios were 10.94% for Tier 1 risk-based capital and 14.60% for total risk-based capital, compared to 10.72% and 12.31% respectively, as of December 31, 1997. The Company's leverage ratio was 7.78% at September 30, 1998, compared to 8.50% at December 31, 1997. These ratios all exceeded the well-capitalized guidelines shown above.

     In addition, at September 30, 1998, each of the subsidiary banks had levels of capital which exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios

Management's Discussion and Analysis of Results of Operations
And Financial Condition


of the Company and each of the banks, see Note 13 of Notes to Consolidated Financial Statements included in the Consolidated Financial Statements contained in the Company's 1997 Annual Report to Shareholders.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in MVPE of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. MVPE represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities. The following table presents the Company's projected change in MVPE for the these rate shock levels as of September 30, 1998:

(Dollars in thousands)                                    Projected Change
Change in                                           ----------------------------
Interest Rates                          MVPE          Dollars      Percentage
--------------------------------------------------------------------------------
100 basis point rise                    $ 119,985      $ (14,989)         -11.1%
Base scenario                             134,974            -               -
100 basis point decline                   147,327         12,353            9.2%

     The preceding table indicates that, at September 30, 1998, in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Company's MVPE would be expected to decrease. However, the foregoing analysis does not attribute additional value to the Company's

Management's Discussion and Analysis of Results of Operations
And Financial Condition


noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

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

     Certain shortcomings are inherent in the method of analysis presented in the computation of MVPE. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the MVPE. Certain assets, such as adjustable-rate loans, which represent one of the Company's loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the MVPE. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of significant interest rate increases.

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

Management's Discussion and Analysis of Results of Operations
And Financial Condition


     The following table shows interest sensivity gaps for different intervals as of September 30, 1998.

                        Immediate    2 Days To  7 Months to  1 Year to   4 Years to  More than Total Rate  Non-Rate
(Dollars in thousands)  or One Day   6 Months    12 Months    3 Years     5 Years     5 Years   Sensitive  Sensitive     Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks $    919   $      -   $     -     $      -        $     -   $      -    $    919   $ 54,480   $    55,399
Short term investments    79,300          -         -            -              -          -      79,300          -        79,300
Investment securities     99,320    131,839    38,247       88,019         32,519    105,392     495,336          -       495,336
Loans                    542,034    192,635    29,023       49,854         17,043     31,896     862,485          -       862,485
Loan losses/unearned           -          -         -            -              -          -           -    (22,827)      (22,827)
  fees
Other assets                   -          -         -            -              -          -           -     65,690        65,690
                       -------------------------------------------------------------------------------------------------------------

  Total assets         $ 721,573  $ 324,474  $ 67,270    $ 137,873       $ 49,562   $137,288   $1,438,04   $ 97,343    $1,535,383
                       -------------------------------------------------------------------------------------------------------------


LIABILITIES AND EQUITY
Deposits:
     DDA                $      -   $      -   $     -     $      -      $       -   $      -    $      -  $ 237,596  $  237,596
     NOW, MMDA, and
       savings           802,220          -         -            -              -          -     802,220          -     802,220
     Time deposits             -    205,578    34,689        6,994            855          -     248,116          -     248,116
Other borrowings               -     17,285    60,000       10,000              -      2,450      89,735          -      89,735
Subordinated debt              -          -         -            -              -      3,000       3,000          -       3,000
Trust preferred security       -          -         -            -              -     50,000      50,000          -      50,000
Other liabilities              -          -         -            -              -          -           -     15,764      15,764
Shareholders' equity           -          -         -            -              -          -           -     88,952      88,952
                       --------------------------------------------------------------------------------------------------------
Total liabilities and
  equity               $ 802,220  $ 222,863  $ 94,689    $  16,994       $    855   $ 55,450  $1,193,071  $ 342,312  $1,535,383
                       --------------------------------------------------------------------------------------------------------
Gap                    $ (80,647) $ 101,611   (27,419)   $ 120,879       $ 48,707   $ 81,838   $ 244,969  $(244,969)         -
Cumulative Gap         $ (80,647)  $ 20,964  $ (6,455)   $ 114,424       $163,131   $244,969   $ 244,969           -         -
Cumulative Gap/total
  assets                  -5.25%      1.37%    -0.42%        7.45%         10.62%     15.95%      15.95%           -         -


     The foregoing table indicates that the Company had a one year negative gap of $27.4 million, or 0.42% of total assets, at September 30, 1998. In theory, this would indicate that at September 30, 1998, $27.4 million more in liabilities than assets would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of September 30, 1998, the analysis indicates that the Company's net interest income would increase a maximum of 9.2% if rates rose 200 basis points immediately and would decrease a maximum of 10.2% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

     In addition, while this analysis indicates the probable impact of interest rate movements on the Company's net interest income, it does not take into consideration other factors that, would impact this analysis. These factors would include but not be limited to management and ALCOs actions to mitigate the impact to the Company and the impact of the Company's credit risk profile during periods of significant interest rate movements. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis table. These prepayments may have significant effects on the Company's net interest margin. Because of these factors and others, an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates.

Management's Discussion and Analysis of Results of Operations
And Financial Condition


Year 2000 Compliance

State of Readiness

Greater Bay is working to resolve the potential impact of the year 2000 on the ability of Greater Bay's computerized information systems to accurately process information that may be date-sensitive. Any of Greater Bay's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Greater Bay utilizes a number ofcomputer programs across its entire operation.

     Specifically, Greater Bay has undertaken a major project to ensure that its internal operating systems will be fully capable of processing year 2000 transactions. This project is overseen by the Greater Bay Year 2000 Project Team (the "Year 2000 Project Team"), which reports monthly progress to the Company's Board of Directors.

     The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in mid-1998. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. Testing and implementation is planned to be completed during the first half of 1999.

     Greater Bay has commenced the testing phase of the year 2000 project and is completing the tasks involving the testing of its essential information technology ("IT") systems. As part of this phase, Greater Bay is working with external vendors to test and certify their systems as year 2000 compliant. The testing phase also includes implementation of a new release of deposit and lending software by the end of 1998. In addition, Greater Bay plans to test targeted non-IT systems, such as facilities, vaults, security services and other building related services, by the end of 1998.

     Greater Bay relies upon third-party software vendors and service providers for substantially all of its electronic data processing and does not operate any proprietary programs which are critical to the Company's operations. Thus, the focus of Greater Bay is to monitor the progress of its primary software providers towards compliance with year 2000 issues and prepare to test actual data of Greater Bay in simulated processing of future sensitive dates.

     As well as evaluating its own internal operating systems, Greater Bay has also initiated discussions with its major customers and suppliers as to their ability to meet year 2000 requirements. The Year 2000 Project Team previously has identified and sought information from significant third party suppliers regarding their year 2000 compliance. Suppliers providing system interdependencies also have been identified, and testing with such suppliers also will occur during this phase of the project. The Year 2000 Project Team continues to work with all targeted suppliers to determine their year 2000 status. As of this time, the Year 2000 Project Team has not identified any significant issues with the identified suppliers.

     Greater Bay also has identified customers who have a material relationship with the Company and requested such customers to complete a year 2000 survey, which will be used by Greater Bay to assess the overall risk to the Company resulting from such customers' year 2000 compliance.

Costs to Address the Year 2000 Issue

Greater Bay has budgeted anticipated expenditures of $300,000 to $500,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the year 2000. Greater Bay estimates that it has incurred out-of-pocket expenses of approximately $40,000 to date this year in connection with year 2000 issues, which expenses may reach approximately $150,000 by the end of 1998. In addition, the Company has incurred certain costs relating to reallocation of internal resources to address year 2000 issues. The Company expects that the cost of remedial action for its noncompliant year 2000 IT systems will not be material.

     Greater Bay has not completed its assessment of the year 2000 issue, but currently believes that costs of addressing it will not have a material adverse impact on Greater Bay's financial position. However, if Greater Bay and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to Greater Bay. In order to assure that this does not occur, Greater Bay plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Risks Presented by the Year 2000 Issue

As Greater Bay continues to assess the year 2000 issue, it may identify systems that present a year 2000 risk. In addition, if any third-party software vendors and service providers upon who the Company relies fail to appropriately address their year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.

     Should Greater Bay and/or its significant suppliers fail to timely identify, address and correct material year 2000 issues, such failure could have a material adverse impact on the Company's ability to operate. The range of adverse impacts may include the requirement to pay significant overtime to manually process certain transactions and added costs to process certain banking activity through a centralized administrative function. In addition, if corrections made by such suppliers to address year 2000 issues are incompatible with Greater Bay's systems, the year 2000 issue could have a material adverse impact on the Company's operations.

     Despite Greater Bay's activities in regards to the year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

Contingency Plans

The Year 2000 Project Team currently is in the process of developing contingency plans for year 2000 readiness. The Company has engaged a third party company, which specializes in developing contingency plans for financial institutions for year 2000, to assist Greater Bay in analyzing the impact of year 2000 on its business. This business impact analysis is expected to be completed by the third quarter of 1998 and Greater Bay's contingency plans for year 2000 readiness currently are scheduled to be complete by the end of 1998. There can be no assurance, however, that such contingency plans will be successful.

Common Stock Price and Dividend History

The Company's stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GBBK". The Company's common stock was listed on Nasdaq on September 9,
1996.    Prior to September 9, 1996, the Company's common stock was not listed on any exchange nor was it quoted by Nasdaq. It was, however, listed with the National Quotation Service and on the Over The Counter Bulletin Board. Based on information provided to the Company from Hoefer & Arnett, the range of high and low bid quotations for the Common Stock for the first three quarters of 1996 are set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Quotations subsequent to September 30, 1996 reflect the high and low sales prices for the Company's common stock as reported by Nasdaq. Hoefer & Arnett, Incorporated, BT Alex. Brown, Keefe Bruyette & Woods, Incorporated, Sandler O'Neill & Partners and Van Kasper & Company act as the primary market makers and facilitate trades in the Company's common stock.

Management's Discussion and Analysis of Results of Operations
And Financial Condition


                                                          Cash dividends
For the period indicated(1)          High        Low       declared (2)
--------------------------------------------------------------------------

1998
   Third Quarter                  $ 39.00     $ 23.38        $ 0.095
   Second Quarter                   36.00       28.88          0.095
   First Quarter                    31.38       24.13          0.095
1997
   Fourth Quarter                 $ 26.75     $ 21.00        $ 0.075
   Third Quarter                    22.25       15.94          0.075
   Second Quarter                   15.75       12.44          0.075
   First Quarter                    13.82       11.88          0.075
1996
   Fourth Quarter                 $ 12.19     $ 10.57        $ 0.055
   Third Quarter                    10.50        9.00          0.055
   Second Quarter                   11.07        8.88          0.055
   First Quarter                     9.38        8.25          0.055


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


The Company estimates it has approximately 2,200 shareholders as of September 30, 1998.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS -- NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5.  OTHER INFORMATION -- NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits

EXHIBIT
 NO.                                   EXHIBITS
 -------                               --------
11              Statement re Computation of Earnings Per Share.
27              Financial Data Schedule.
99              Press Release issued on October 23, 1998.

--------
(b) Reports on Form 8-K for the quarter covered by this report.

     During the quarter ended September 30, 1998, the Company filed the following reports on Form 8-K: (1) report dated July 16, 1998 filing second quarter earnings release; (2) report dated August 28, 1998 reporting completion of offering of Cumulative Trust Preferred Securities; and (3) report dated September 29, 1998 filing consolidated financial statements, which were restated on a historical basis to give retroactive effect to the Company's merger with PRB.

                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(REGISTRANT)

BY:

/S/ STEVEN C. SMITH
-------------------
STEVEN C. SMITH
 EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER AND
 CHIEF  FINANCIAL OFFICER




DATE:  NOVEMBER 13, 1998