Form 10-K
period 1998-12-31
GREATER BAY BANCORP
filed 1999-02-17
CIK 775473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K
(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from                 to                .

                        Commission file number 0-25034

                               ----------------

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

                          Common Stock, no par value
         9.75% Cumulative Trust Preferred Securities of GBB Capital I
             Guarantee of Greater Bay Bancorp with respect to the
         9.75% Cumulative Trust Preferred Securities of GBB Capital I
                        Preferred Share Purchase Rights
                              (Title of classes)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on January 29, 1999, as reported on the Nasdaq National Market System, was approximately $272,319,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of January 29, 1999, 9,666,002 shares of the Registrant's Common Stock were outstanding.

                               ----------------

 DOCUMENT INCORPORATED BY REFERENCE:        PART OF FORM 10-K INTO WHICH
                                                    INCORPORATED:


  Definitive Proxy Statement for
Annual Meeting of Shareholders to be                  Part III
filed within 120 days of the fiscal
year ended December 31, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, "Greater Bay" when referring only to the parent company and "the Banks" when referring only to Greater Bay's banking subsidiaries, Cupertino National Bank, Mid-Peninsula Bank, Peninsula Bank of Commerce and Golden Gate Bank) operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business--Factors That May Affect Future Results of Operations".

ITEM 1. BUSINESS.

Greater Bay

  Greater Bay is a bank holding company operating Cupertino National Bank ("CNB"), Mid-Peninsula Bank ("MPB"), Peninsula Bank of Commerce ("PBC") and Golden Gate Bank ("Golden Gate") along with its operating divisions Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Regional Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding, Venture Banking Group and the Small Business Administration Division. The Company has 14 regional offices in San Jose, Cupertino, Santa Clara, Palo Alto, Redwood City, San Mateo, Millbrae, San Bruno, San Francisco and Walnut Creek, California. At December 31, 1998, the Company had total assets of $1.6 billion, total net loans of $1.0 billion and total deposits of $1.3 billion.

History

  Greater Bay Bancorp is the result of the merger (the "1996 Merger"), effective November 27, 1996, of Cupertino National Bancorp ("Cupertino") and Mid-Peninsula Bancorp ("Mid-Peninsula"). Cupertino was formed in 1984 as the holding company for CNB, a national banking association which began operating in 1985. Mid-Peninsula was formed in 1984 under the name San Mateo County Bancorp ("San Mateo") as the bank holding company of San Mateo County National Bank, which subsequently changed its name to WestCal National Bank ("WestCal") in 1991. In 1994, WestCal was merged into MPB, a California state chartered bank organized in 1987, and San Mateo concurrently changed its name to Mid-Peninsula Bancorp. Effective December 23, 1997, the Company completed a merger (the "PBC Merger") with PBC, whereby PBC became a wholly-owned subsidiary of Greater Bay. PBC was formed in 1981, as a California state chartered bank. Effective May 8, 1998, the Company completed a merger with Pacific Rim Bancorporation ("PRB"). PRB was formed in 1993 as the holding company for Golden Gate Bank, whereby Golden Gate Bank became a wholly-owned banking subsidiary of Greater Bay. Effective August 31, 1998, the Company completed a merger with Pacific Business Funding Corporation ("PBFC"), which now operates as a division of CNB and conducts business under the name Pacific Business Funding ("PBF"). All mergers were accounted for as pooling-of-interests business combinations and, accordingly, all financial data for the periods prior to the mergers have been restated to include the results of the acquired entities.

  The Company was created with the intention of achieving seven primary goals. These goals included:

  . Developing a greater banking presence throughout the San Francisco Bay
    Area by increasing the number of banking offices available to clients;

  . Reaching a critical mass in the Company's market areas in order to better meet competitive challenges inherent in the banking and financial services industries;

  . Maximizing the utilization of capital by increasing the float and marketability of its common stock and, by virtue of its larger size, obtaining access to a lower cost of capital;

  . Realizing operating efficiencies through a combination of the Banks;

  . Generating increased loan and fee income as a result of the higher lending limits available to the combined entity;

  . Leveraging marketing expense to improve the return on the combined entity's marketing investment; and

  . Enabling the Banks to cross-sell services.

Super Community Banking Philosophy

  In order to meet the demands of the increasingly competitive banking and financial services industries, management has adopted a business philosophy referred to as the "Super Community Banking Philosophy." The Super Community Banking Philosophy is based on management's belief that banking clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients' financial needs and the flexibility to deliver customized solutions through Greater Bay's menu of products and services. Management further believes that banks are better able to build successful client relationships by affiliating with a holding company that provides cost effective administrative support services while promoting bank autonomy and flexibility.

  To implement this philosophy, Greater Bay operates the Banks as separate subsidiaries by retaining their independent names and separate Boards of Directors. The Banks have established strong reputations and customer followings in their market areas through attention to client service and an understanding of client needs. In an effort to capitalize on the identities and reputations of the Banks, the Company currently intends to continue to market its services under each Bank's name, primarily through each Bank's relationship managers. The primary focus for the Banks' relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks.

  While client service decisions and day-to-day operations are maintained at the Banks, Greater Bay offers the advantages of affiliation with a multi-bank holding company by providing expanded client support services, such as business cash management, international trade services and accounting services. In addition, Greater Bay provides centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions. This allows the Banks to focus on client service.

Corporate Growth Strategy

  The Company's primary goal is to become the preeminent financial services company based in the San Francisco Bay Area. The Company's primary business strategy is to focus on increasing its market share within the communities it serves through continued internal growth. The Company also will pursue opportunities to expand its market share through select acquisitions that management believes complement the Company's businesses. Management will pursue acquisition opportunities to expand its presence in its current market areas of San Francisco, Santa Clara and San Mateo Counties, and to establish a presence in other parts of the Bay Area and California. Consistent with the Company's operating philosophy and growth strategy, Greater Bay regularly evaluates opportunities to acquire banks and other financial service companies that complement the Company's existing business, expand its market coverage and share and enhance its client product offerings.

Recent Events

  On January 26, 1999 the Company and Bay Area Bancshares ("BA Bancshares"), the holding company of Bay Area Bank, a California state charted bank ("BAB"), signed a definitive agreement for a merger between the two companies. The agreement provides for BA Bancshares shareholders to receive approximately 1,393,000 shares of Greater Bay Bancorp stock subject to certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of BA Bancshares will own approximately 12.7% of the combined company. The Company expects to complete the transaction in the second quarter of 1999, subject to the approval of BA Bancshares shareholders and regulatory approvals. As of December 31, 1998 BA Bancshares had $155.3 million in assets, $136.5 million in deposits, and $14.4 million in shareholders' equity. BAB's office is located in Redwood City, California. The combined Company, on a pro-forma basis, would have had total assets of approximately $1.8 billion and equity of over $107.0 million at December 31, 1998.

  The transaction is anticipated to be slightly accretive to the Company's core earnings in 1999 based on anticipated reductions in operating expenses and revenue enhancements resulting from an expanded product line, increased lending capacity and an increased market awareness that can be utilized by BAB. Management of each of the organizations believe that significant opportunities exist to enhance the spectrum of financial services offered to both existing and future clients of BAB while also increasing market penetration in the San Francisco Peninsula market areas.

The Banks and Operating Divisions

 Cupertino National Bank

  CNB presently has seven offices, including five full service branches. At December 31, 1998, CNB had total assets of $688.3 million, total net loans of $500.2 million and total deposits of $569.7 million.

 Mid-Peninsula Bank

  MPB presently has four offices, including three full service branches. On December 31, 1998, MPB had total assets of $530.6 million, total net loans of $307.0 million and total deposits of $445.5 million.

 Peninsula Bank of Commerce

  PBC presently has two banking offices. On December 31, 1998, PBC had total assets of $234.0 million, total net loans of $109.8 million and total deposits of $214.8 million. PBC holds $89.6 million from a single depositor (the "Special Deposit"). Due to the uncertainty of the time the Special Deposit will remain with PBC, management has invested a significant portion of the proceeds from this deposit in agency securities with maturities of less than 90 days.

 Golden Gate Bank

  Golden Gate presently has one office. On December 31, 1998, Golden Gate had total assets of $127.0 million, total net loans of $67.6 million and total deposits of $117.4 million.

 Operating Divisions

  The Banks have various operating divisions. These divisions include the Greater Bay Trust Company, the Venture Banking Group, the Small Business Administration ("SBA") Division, and the asset-based speciality finance division, PBF. In addition, consistent with Greater Bay's operating philosophy and growth strategy, in 1998, the Company formed the Greater Bay Bank Santa Clara Valley Commercial Banking Group ("SCVG"), Greater Bay Corporate Finance Group ("CFG"), Greater Bay Bank Contra Costa Banking Office ("CCBO") and the Greater Bay International Banking Division ("IBD").

  Greater Bay Trust Company provides trust services to support the trust needs of the Bank's business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

  The Venture Banking Group serves the needs of companies in their start-up and development phase, allowing them to access a banking relationship early in their development. The loans to this target group of clients are generally secured by the accounts receivable, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders.

  The SBA Division provides loans to smaller businesses that are generally 65% to 80% guaranteed by the SBA. In 1994, the SBA named CNB's SBA Division a Preferred Lender. The SBA awards Preferred Lender status to lenders who have demonstrated superior ability to generate, underwrite and service loans guaranteed by the SBA. This status results in more rapid turnaround of loan applications submitted to the SBA for approval.

  PBF is an asset-based lending and factoring division that provides alternative funding and support programs designed to enhance the Company's small business banking services.

  SCVG offers a full line of business banking services, catering to the needs of small to medium-sized businesses, professional firms and executives who own and operate them. The services include a full range of deposit accounts, cash management and credit facilities custom-tailored to meet the specific needs of its clients. SCVG further solidifies the Company's strong presence in the Silicon Valley.

  CFG primarily focuses its efforts on obtaining middle market lending clients that have revenues in excess of $20 million and financing requirements in the range of $5 million to $250 million. The clients will fall into two categories: 1.) syndicated loan transactions, and 2.) direct sourced transactions where CFG will be the lead agent.

  CCBO was formed to expand the Company's presence into the East Bay market. The Company believes the East Bay has tremendous potential for growth and is contiguous to its existing markets.

  IBD provides a wide range of financial services to support the international banking needs of the Bank's clients, including identifying certain risks of conducting business abroad and, providing international letters of credit and trade finance services.

 Banking Services

  Greater Bay provides a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

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

  The Banks also engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $100.0 million with a focus on business clients with borrowing needs between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, wholesale and service businesses. The Banks provide interim real estate loans primarily for construction in the Banks' primary service areas of single-family residences, which typically range between approximately $500,000 and $1.0 million, and multi-unit projects, which typically range between approximately $1.5 million and $4.0 million. The Banks provide medium term commercial real estate loans or credits, typically ranging between $750,000 and $3.0 million for the financing of commercial or industrial buildings where the owners either use the properties for business purposes or derive income from tenants.

Market Area

  The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in Contra Costa, Santa Clara, San Francisco and San Mateo Counties.

  . CNB's primary base of operations is in Cupertino, California, which is in the center of the geographical area referred to as "Silicon Valley," and CNB's operations extend throughout Santa Clara County. Santa Clara County has a population of approximately 1,690,000;

  . MPB's primary base of operations is centered in Palo Alto, California and extends north through San Mateo County. San Mateo County has a population of approximately 715,000. MPB has recently formed an operating division located in Contra Costa County. Contra Costa has a population of approximately 900,000;

  . PBC's primary base of operations is centered in Millbrae, California, and includes northern San Mateo County and extends into San Francisco County;

  . Golden Gate's operations are centered in the City and County of San
    Francisco. San Francisco County has a population in excess of 790,000.

  The commercial base of Contra Costa, Santa Clara, San Francisco and San Mateo Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of its geographic concentration, the Company's results depend largely upon economic conditions in these areas. While the economy in the Company's market areas have exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its product and services, and accordingly its results of operations. See "Item 1. Business-- Factors That May Affect Future Results of Operations."

Lending Activities

 Underwriting and Credit Administration

  The lending activities of each of the Banks is guided by the basic lending policies established by its Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of each Bank on a limited basis. Loan requests exceeding individual officer approval limits are approved by the Officers Loan Committees of the respective Banks. Loan requests exceeding these limits are submitted to the Greater Bay Officers Loan Committee, which consists of the President and Chief Executive Officer of Greater Bay, the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of MPB and the Senior Vice President and Chief Credit Officer of Greater Bay. All members of the Officers Loan Committee are also officers of the individual Banks. Loan requests which exceed the limits of the Greater Bay Officers Loan Committee are submitted to the Directors Loan Committee for final approval. The Directors Loan Committee consists of five outside directors. Each of these committees meet on a regular basis in order to provide timely responses to the Banks' clients.

  The Company's credit administration function includes an internal review and the regular use of an outside loan review firm. In addition, the Greater Bay Officers Loan Committee, Chief Operating Officer/Chief Financial Officer and Controller review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within each Bank's loan portfolio and to recommend general reserve percentages and specific reserve allocations. The Board of Directors of Greater Bay and each of the Banks review this same information on a monthly basis.

 Loan Portfolio

  The composition of the Company's gross loan portfolio at December 31, 1998 was as follows:

  . Approximately 45.3% were commercial loans;

  . Approximately 17.3% were in real estate construction and land loans, primarily for residential projects;

  . Approximately 29.7% were real estate term loans, primarily secured by commercial properties; and

  . The balance of the portfolio consists of consumer loans.

  The interest rates the Banks charge for the vary with the degree of risk, size and maturity of the loans. Rates are generally affected by competition, associated factors stemming from the client's deposit relationship with the Bank and the Banks' cost of funds.

  Commercial Loans. In their commercial loan portfolio, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the Venture Banking Group, consist primarily of short-term loans (normally with a maturity of under one year) for working capital and business expansion. The Banks' focus is on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, wholesale and service businesses.

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

  The Venture Banking Group serves the needs of companies in their start-up and development phase. Typical clients include technology companies, ranging from multimedia, software and telecommunications providers to bio-technology and medical device firms. The Venture Banking Group provides innovative lending products and other financial services, tailored to the needs of start-up and growth-stage companies. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. Because these companies are in the start-up or development phase, many of them will not generate earnings for several years. The Company often receives warrants from these companies as part of the compensation for its services.

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

  Real Estate Construction and Land Loans. The Banks' real estate construction loan activity focuses on providing short-term (generally less than one year maturity) loans to individuals and developers with whom the Banks have established relationships for the construction primarily of single family residences in the Banks' market areas. Prior to 1994, the Banks concentrated their construction loan activity on owner-occupied custom residences. During 1994, as real estate values began to stabilize, the Banks also entered the construction loan market for multi-unit single family residential projects. Subsequently, the Banks continued to expand their real estate construction portfolio with the help of the improving real estate market in Northern California. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically range between approximately $1.5 million and $4.0 million.

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

  The Banks also occasionally make land loans to persons who intend to construct a single family residence on the lot generally within twelve months. In addition, the Banks have occasionally in the past, and may to a greater extent in the future, make commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of the borrower.

  Real Estate Term Loans. The Banks provide medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes ("owner-user properties") or derives income from tenants ("investment properties"). The Company's loan policies require the principal balance of the loan, generally between $400,000 and $3.0 million, to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

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

Deposits

  The Banks obtain deposits primarily from small and medium-sized businesses, business executives, professionals and other individuals. Each of the Banks offers the usual and customary range of depository products provided by commercial banks. The Banks' deposits typically are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on the business of the Company or any of the Banks. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

  CNB has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 10% of its trust assets under management in liquid funds that are retained in CNB money market demand accounts. At December 31, 1998, these funds totaled $76.5 million. The Venture Banking Group, which finances companies in their start-up and development stage, is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in the bank as part of the banking relationship. At December 31, 1998, clients of the Venture Banking Group had $106.5 million in deposits at CNB.

Trust Services

  The Greater Bay Trust Company, which is a division of CNB, offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Greater Bay Trust Company acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and nonprofit organizations. Total assets under management by the Greater Bay Trust Company were $649.3 million at December 31, 1998, compared to $577.7 million at December 31, 1997, and $418.0 million at December 31, 1996.

Competition

  The banking and financial services business in California generally, and in the Banks' market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Banks compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Banks. In order to compete with the other financial service providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors and employees with its clients, and specialized services tailored to meet its clients' needs. In those instances where the Banks are unable to accommodate a customer's needs, the Banks may arrange for those services to be provided by its correspondents. The Banks have fourteen offices, located in Contra Costa, Santa Clara, San Francisco and San Mateo Counties. Neither the deposits nor loans of the offices of the respective Banks exceed 1% of all financial services companies located in such counties.

Effect of Economic Conditions, Governmental Policies and Legislation

  The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates the Banks pay on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates the Banks receive on interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

  The business of the Company is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

  From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. See "Item 1. Business--Supervision and Regulation."

Employees

  At December 31, 1998, the Company had 313 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

  In recent years, Congress has discussed and evaluated significant legislative proposals and reforms affecting the financial services industry. Such proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on Greater Bay and the Banks.

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

 The Banks

  CNB, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of Currency (the "Comptroller"). MPB, PBC and Golden Gate as California state chartered banks and members of the Federal Reserve System, are subject to primary supervision, periodic examination and regulation by the Commissioner of the Department of Financial Institutions ("Commissioner") and the Federal Reserve. If as a result of an examination of a bank, the bank regulatory agencies should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the bank regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which would result in a revocation of the bank's charter. None of the Banks has been subject of any such actions by their respective regulatory agencies.

  The Federal Deposit Insurance Corporation ("FDIC") insures the Banks' deposits in the manner and to the extent provided by law. For this protection, the Banks pay a semiannual statutory assessment. See "Premium for Deposit Insurance" herein.

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

 Dividends and Other Transfers of Funds

  The Company is a legal entity separate and distinct from the Banks. The Banks are subject to various statutory and regulatory restrictions on their abilities to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Banks totaled $24.6 million at December 31, 1998. In addition, the California Department of Financial Institutions and the Federal Reserve Board have the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

  The bank regulatory agencies also have authority to prohibit the Banks from engaging in activities that, in their respective opinions, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or Greater Bay may pay. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein and "Capital Standards" herein for a discussion of these additional restrictions on capital distributions.

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

 Prompt Corrective Action and Other Enforcement Mechanisms

  Federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1998, each of the Banks, and the Company as a whole exceeded the required ratios for classification as "well capitalized".

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

  In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Potential Enforcement Action" herein.

 Safety and Soundness Standards

  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets,
(ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

 Premiums for Deposit Insurance

  The Banks' deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

  The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

 Interstate Banking and Branching

  The BHCA currently permits bank holding companies from any state to acquire banks and the bank holding companies located in any other state, subject to certain conditions, including certain nationwide - and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

  A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted as of March 1998, MPB was rated outstanding. Based on examinations conducted as of March 1996, September 1995 and June 1995, CNB, PBC and Golden Gate were rated satisfactory.

 Year 2000 Compliance

  The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines.

Factors That May Affect Future Results of Operations

  The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

 Ability of Greater Bay to Execute its Business Strategy

  The financial performance and profitability of the Company will depend on its ability to execute its business strategy and manage its recent and possible future growth. Although management believes that it has substantially integrated the business and operations of the recently acquired Banks and PBF, there can be no assurance that unforeseen issues relating to the assimilation of these Banks and PBF will not adversely affect the Company. In addition, any future acquisitions, including BAB, or continued growth may present operating and other problems that could have an adverse effect on the Company's business, financial condition and results of operations. The Company's financial performance will also depend on its ability to maintain profitable operations through implementation of its Super Community Banking Philosophy. Accordingly, there can be no assurance that the Company will be able to continue the growth or maintain the level of profitability it has recently experienced.

 Interest Rates

  The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company's current volume and mix of interest-bearing liabilities and interest-earning assets, the Company's interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Although the Company believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on the Company's business, financial condition and results of operations.

 Economic Conditions and Geographic Concentration

  The Company's operations are located in Northern California and concentrated primarily in Contra Costa San Francisco, Santa Clara and San Mateo Counties, which includes the area known as the "Silicon Valley." As a result of the geographic concentration, the Company's results depend largely upon economic conditions in these areas. A deterioration in economic conditions in the Company's market areas, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services, and its results of operations.

 Government Regulation and Monetary Policy

  The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit the Company's stockholders. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company.

 Competition

  The financial services business in the Company's market areas are highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ in future periods depending upon the nature or level of competition.

 Credit Quality

  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results of operations.

 Year 2000 Compliance

  Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many computer programs were designed and developed utilizing only two digits in date fields, thereby creating the inability to recognize the year 2000 or years thereafter. Beginning in the year 2000, these date codes will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This year 2000 issues creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers and suppliers. Failures of these systems or untimely corrections could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company's year 2000 plan includes evaluating existing hardware, software, ATM's, vaults, alarm systems, communication systems and other electrical devices, testing critical application programs and systems, both internally and externally, establishing a contingency plan and upgrading hardware and software as necessary. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in mid-1998. The second phase was to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. This phase was largely completed in 1998. Testing and implementation is planned to be completed during the first half of 1999. Failure to be year 2000 compliant or incurrence of significant costs to render the Company year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is evaluating its major customers and suppliers to determine if they are year 2000 compliant. Failure of any material customer or supplier to be year 2000 compliant could have a material adverse effect on the Company.

 Other Risks

  From time to time, the Company details other risks with respect to its business and financial results in its filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

  The Company occupies its administrative offices under a lease which, including options to renew, expires in 2007. PBC owns its main office located in Millbrae, California. The Company leases thirteen additional offices throughout the San Francisco Bay Area under operating leases. Those leases expire under various dates, including options to renew, through 2017.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GBBK". The quotations shown reflect the high and low sales prices for the Company's common stock as reported by Nasdaq. The following information is restated to reflect 2-1 stock split effective as of April 30, 1998.

                                                                 Cash dividends
   For the period indicated                         High   Low    declared (1)
   ------------------------                        ------ ------ --------------
   1998
    Fourth Quarter................................ $35.00 $24.50     $0.095
    Third Quarter.................................  39.00  23.38      0.095
    Second Quarter................................  36.00  28.88      0.095
    First Quarter.................................  31.38  24.13      0.095
   1997
    Fourth Quarter................................ $26.75 $21.00     $0.075
    Third Quarter.................................  22.25  15.94      0.075
    Second Quarter................................  15.75  12.44      0.075
    First Quarter.................................  13.82  11.88      0.075

--------
(1) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay. In 1998, PBFC made a distribution of $1.2 million to its shareholders. In 1997, PBC declared an annual dividend of $3.20 share, PRB declared and paid a dividend of $100,000 to its sole shareholder and PBFC made a distribution of $208,000 to its shareholders. On a consolidated basis, Greater Bay has declared dividends of $0.54 and $0.48 in 1998 and 1997, respectively.

  The Company estimates there were approximately 2,500 shareholders at December 31, 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  Information regarding Selected Consolidated Financial Data appears on page A-1 under the caption "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-2 through A-23 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on page A-18 through A-19 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information regarding Financial Statements and Supplementary Data appears on pages A-24 through A-59 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Comprehensive Income", "Consolidated Statements of Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company intends to file a definitive proxy statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 1998. Information regarding directors of Greater Bay will appear under the caption "DISCUSSION OF THE PROPOSALS RECOMMENDED BY THE BOARD--Proposal 1: Elect Four Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers" and "-- Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--How We Compensate Executive Officers", "--How We Compensate Directors" "--Employment Contracts, Termination of Employment and Change of Control Arrangements,"--"Executive Committee's Report on Executive Compensation", "--Compensation Committee Interlocks and Insider Participation" and "--Performance Graph" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management will appear under the caption "INFORMATION ABOUT GREATER BAY STOCK OWNERSHIP" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions will appear under the caption "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS-- Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)1. Financial Statements

    The following documents are filed as part of this report:

     Consolidated Balance Sheets........................................... A-24
     Consolidated Statements of Operations................................. A-25
     Consolidated Statements of Comprehensive Income....................... A-26
     Consolidated Statements of Changes in Shareholders' Equity ........... A-27
     Consolidated Statements of Cash Flows................................. A-28
     Notes to the Consolidated Financial Statements........................ A-29
     Report of Independent Accountants..................................... A-60

    2. Financial Statement Schedules

    All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

    3. Exhibits

    See Item 14(c) below.

  (b) Reports on Form 8-K

    During the fourth quarter of 1998 the Company filed two reports on Form 8-K as described below.

      On December 8, 1998, the Company filed a report on Form 8-K reported under Item 5. Other Event and containing three recent press releases. Those press releases announced 1.) the adoption of a shareholder rights plan by the Company, 2.) consummation of its offer to exchange its $30 million aggregate principle amount of Floating Rate Capital Securities, Series A for a like amount of its registered Floating Rate Capital Securities, Series B and 3.) the hiring of Fred Bailard as Senior Vice President of Cash Management Services.

      On October 19, 1998, the Company filed a report on Form 8-K reported under Item 5. Other Event and containing two recent press releases. Those press releases announced 1.) financial results of the Company for the third quarter of 1998 and 2.) the hiring of Linda M. Iannone as Senior Vice President and General Counsel of the Company.

  (c) Exhibits Required by Item 601 of Regulation S-K

     Exhibit
       No.                                Exhibit
     -------                              -------
      2.1    Agreement and Plan of Reorganization by and between Greater Bay
             Bancorp and Bay Area Bancshares dated January 26, 1999. (The schedules to this agreement are not being filed herewith. Greater
             Bay Bancorp agrees to furnish supplemental copies of any omitted schedules to the SEC upon request).
      3.1    Articles of Incorporation of Greater Bay Bancorp, as amended.
      3.2    Bylaws of Greater Bay Bancorp, as amended.
      3.3    Certificate of Determination of Series A Preferred Stock of
             Greater Bay Bancorp (filed as Exhibit A to Exhibit 4.1 hereto).
      4.1    Rights Agreement.(1)
      4.2    Junior Subordinated Indenture dated as of March 31, 1997 between
             Greater Bay Bancorp and Wilmington Trust Company, as Trustee.(2)

     Exhibit
       No.                                 Exhibit
     -------                               -------
      4.3    Officers' Certificate and Company Order, dated March 31, 1997.(2)
      4.4    Certificate of Trust of GBB Capital I.(3)
      4.5    Trust Agreement of GBB Capital I dated as of February 28, 1997.(3)
      4.6.1  Amended and Restated Trust Agreement of GBB Capital I, among
             Greater Bay Bancorp, Wilmington Trust Company and the
             Administrative Trustees named therein dated as of March 31,
             1997.(2)
      4.6.2  Successor Administrative Trustee and First Amendment to Amended
             and Restated Trust Agreement.
      4.7    Trust Preferred Certificate of GBB Capital I.(2)
      4.8    Common Securities Certificate of GBB Capital I.(2)
      4.9    Guarantee Agreement between Greater Bay Bancorp and Wilmington
             Trust Company, dated as of March 31, 1997.(2)
      4.10   Agreement as to Expenses and Liabilities, dated as of March 31,
             1997.(2)
      4.11   Form of Subordinated Debentures.(4)
      4.12   Supplemental Debenture Agreement of Cupertino National Bancorp
             dated as of November 22, 1996.(3)
      4.13   Supplemental Debenture Agreement dated November 27, 1996 between
             Cupertino National Bancorp and Mid-Peninsula Bancorp.(3)
      4.14   Supplemental Debenture Agreement, dated as of March 27, 1997.(2)
      4.15   Indenture between Greater Bay Bancorp and Wilmington Trust
             Company, as Debenture Trustee, dated as of August 12, 1998.(5)
      4.16   Form of Exchange Junior Subordinated Debentures (filed as Exhibit
             A to Exhibit 4.15 hereto).
      4.17   Certificate of Trust of GBB Capital II, dated as of May 18,
             1998.(5)
      4.18   Amended and Restated Trust Agreement of GBB Capital II, among
             Greater Bay Bancorp, Wilmington Trust Company and the
             Administrative Trustees named therein dated as of August 12,
             1998.(5)
      4.19   Form of Exchange Capital Security Certificate (filed as Exhibit A-
             1 to Exhibit 4.18 hereto).
      4.20   Common Securities Guarantee Agreement of Greater Bay Bancorp,
             dated as of August 12, 1998.(5)
      4.21   Series B Capital Securities Guarantee Agreement of Greater Bay
             Bancorp and Wilmington Trust Company dated as of November 27,
             1998.
      4.22   Liquidated Damages Agreement among Greater Bay Bancorp, GBB
             Capital II, and Sandler O'Neill and Partners, L.P., dated as of
             August 7, 1998.(5)
      4.23   Registration Rights Agreement between Greater Bay Bancorp and The
             Leo K.W. Lum PRB Revocable Trust dated May 8, 1998.(6)
     10.1    Employment Agreement with David L. Kalkbrenner, dated March 3,
             1992.(8), (9)
     10.1.1  Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated March 27, 1998.(7), (8)
     10.2    Employment, Severance and Retirement Benefits Agreement with
             Steven C. Smith dated July 31, 1995.(3), (8)
     10.2.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
             Agreement with Steven C. Smith, dated March 27, 1998.(7), (8)
     10.3    Employment, Severance and Retirement Benefits Agreement with David
             R. Hood dated July 31, 1995.(3), (8)
     10.3.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
             Agreement with David R. Hood, dated March 27, 1998.(7), (8)

     Exhibit
       No.                                 Exhibit
     -------                               -------
     10.4    Greater Bay Bancorp 1996 Stock Option Plan, as amended.(8)
     10.5    Greater Bay Bancorp 401(k) Profit Sharing Plan.(7), (8)
     10.6.1  Greater Bay Bancorp Employee Stock Purchase Plan.(8), (10)
     10.6.2  Amendment to Greater Bay Bancorp Employee Stock Purchase Plan.(7),
             (8)
     10.7    Greater Bay Bancorp Change of Control Pay Plan I.(7), (8)
     10.8    Greater Bay Bancorp Change of Control Pay Plan II.(7), (8)
     10.9    Greater Bay Bancorp Termination and Layoff Plan I.(7), (8)
     10.10   Greater Bay Bancorp Termination and Layoff Plan II.(7), (8)
     10.11.1 Greater Bay Bancorp 1997 Elective Deferred Compensation Plan.(7),
             (8)
     10.11.2 Amendment to Greater Bay Bancorp 1997 Elective Deferred
             Compensation Plan.(8)
     10.12   Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers.(3)
     11.1    Statements re Computation of Earnings per Share.
     12.1    Statement re Computation of Ratios of Earnings to Fixed Charges.
     21.1    Subsidiaries of the Registrant.
     23.1    Consent of PricewaterhouseCoopers LLP.
     27.1    Financial Data Schedule.

    --------
     (1) Incorporated by reference from Greater Bay Bancorp's Form 8-A12G filed with the SEC on November 25, 1998.
     (2) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K (File No. 000-25034) dated June 5, 1997.
     (3) Incorporated by reference from Greater Bay's Registration Statement on Form S-1 (File No. 333-22783) filed with the SEC on March 5, 1997.
     (4) Incorporated herein by reference from Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015), filed with the SEC on October 25, 1995.
     (5) Incorporated by reference from Greater Bay's Current Report on Form 8-K (File No. 000-25034) filed with the SEC on August 28, 1998.
     (6) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on May 20, 1998.
     (7) Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on March 31, 1998.
     (8) Represents executive compensation plans and arrangements of Greater Bay Bancorp.
     (9) Incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-25034), filed with the SEC on March 30, 1995.
    (10) Incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual Meeting of Shareholders (File No. 000-25034), filed with the SEC on May 13, 1997.

  (d) Additional Financial Statements

    Not applicable.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 1999.

                                          Greater Bay Bancorp

                                                /s/ David L. Kalkbrenner
                                          By: _________________________________
                                                    David L. Kalkbrenner
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ David L. Kalkbrenner          President, Chief Executive  February 17, 1999
______________________________________  Officer and Director
         David L. Kalkbrenner           (Principal Executive
                                        Officer)

       /s/ Steven C. Smith             Executive Vice President,   February 17, 1999
______________________________________  Chief Operating Officer
           Steven C. Smith              and Chief Financial
                                        Officer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ George R. Corey             Director                    February 17, 1999
______________________________________
           George R. Corey

        /s/ John M. Gatto              Director                    February 17, 1999
______________________________________
            John M. Gatto

       /s/ James E. Jackson            Director                    February 17, 1999
______________________________________
           James E. Jackson

        /s/ Rex D. Lindsay             Director                    February 17, 1999
______________________________________
            Rex D. Lindsay

        /s/ Leo K. W. Lum              Director                    February 17, 1999
______________________________________
            Leo K. W. Lum

       /s/ George M. Marcus            Director                    February 17, 1999
______________________________________
           George M. Marcus


              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Duncan L. Matteson           Director                    February 17, 1999
______________________________________
          Duncan L. Matteson

       /s/ Glen McLaughlin             Director                    February 17, 1999
______________________________________
           Glen McLaughlin

      /s/ Rebecca Q. Morgan            Director                    February 17, 1999
______________________________________
          Rebecca Q. Morgan

       /s/ Dick J. Randall             Director                    February 17, 1999
______________________________________
           Dick J. Randall

       /s/ Donald H. Seiler            Director                    February 17, 1999
______________________________________
           Donald H. Seiler

       /s/ Warren R. Thoits            Director                    February 17, 1999
______________________________________
           Warren R. Thoits

                        SELECTED FINANCIAL INFORMATION

  The following table represents the selected financial information at and for the five years ended December 31, 1998:

                                       Years Ended December 31,
                          ----------------------------------------------------------
                             1998        1997*        1996*      1995*       1994*
                          ----------   ----------   ---------  ---------   ---------
                           (Dollars in thousands, except per share amounts)
Statement of Operations
 Data
Interest income.........  $  112,920   $   88,527   $  62,883  $  53,060   $  39,946
Interest expense........      47,472       34,059      22,379     18,961      11,804
                          ----------   ----------   ---------  ---------   ---------
 Net interest income....      65,448       54,468      40,504     34,099      28,142
Provision for loan
 losses.................       6,035        6,786       2,594      1,219       1,985
                          ----------   ----------   ---------  ---------   ---------
 Net interest income
  after provision for
  loan losses...........      59,413       47,682      37,910     32,880      26,157
Other income............       6,310        5,379       4,623      3,043       4,120
Nonrecurring--warrant
 income.................         945        1,162         --         --          --
                          ----------   ----------   ---------  ---------   ---------
 Total other income.....       7,255        6,541       4,623      3,043       4,120
Operating expenses......      38,711       34,083      29,416     25,962      22,724
Other expenses--
 nonrecurring...........       1,341       (1,287)        --       2,135         --
                          ----------   ----------   ---------  ---------   ---------
 Total operating
  expenses..............      40,052       32,796      29,416     28,097      22,724
                          ----------   ----------   ---------  ---------   ---------
Income before income tax
 expense & merger and
 other related
 nonrecurring costs.....      26,616       21,427      13,117      7,826       7,553
Income tax expense......       8,364        7,526       4,778      2,870       2,794
                          ----------   ----------   ---------  ---------   ---------
Income before merger and
 other related
 nonrecurring costs.....      18,252       13,901       8,339      4,956       4,759
Merger and other related
 nonrecurring costs, net
 of tax.................       1,674        2,282       1,991        --          608
                          ----------   ----------   ---------  ---------   ---------
 Net income.............  $   16,578   $   11,619   $   6,348  $   4,956   $   4,151
                          ==========   ==========   =========  =========   =========
Per Share Data (1)
Income per share (before
 merger and other
 related nonrecurring
 costs)
 Basic..................  $     1.92   $     1.51   $    0.94  $    0.59   $    0.61
 Diluted................        1.78         1.41        0.88       0.56        0.56
Net income per share
 Basic..................  $     1.75   $     1.26   $    0.72  $    0.59   $    0.53
 Diluted................        1.62         1.17        0.67       0.56        0.49
Cash dividends per share
 (2)....................  $     0.38   $     0.30   $    0.22  $    0.20   $    0.11
Book value per common
 share..................  $     9.64   $     8.23   $    7.41  $    7.02   $    6.55
Shares outstanding at
 year end...............   9,612,142    9,304,930   9,021,738  8,613,440   8,053,218
Average common shares
 outstanding............   9,485,000    9,196,000   8,856,000  8,334,000   7,854,000
Average common and
 common equivalent
 shares outstanding.....  10,231,000    9,892,000   9,443,000  8,813,000   8,485,000
Performance Ratios
Return on average assets
 (before merger and
 other related
 nonrecurring costs)
 (3)....................        1.28 %       1.33 %      1.13%      0.82 %      1.09 %
Return on average common
 shareholders' equity
 (before merger and
 other related
 nonrecurring costs)
 (3)....................       21.72 %      18.86 %     12.97%      8.70 %     11.95 %
Net interest margin
 (4)....................        4.96 %       5.55 %      5.91%      6.09 %      6.98 %
Balance Sheet Data--At
 Period End
Assets..................  $1,582,865   $1,217,665   $ 919,924  $ 659,373   $ 552,272
Loans, net..............     984,487      735,233     564,175    393,378     342,098
Investment securities...     342,294      213,127     135,671    141,024     117,737
Deposits................   1,342,492    1,071,148     821,133    584,103     475,048
Subordinated debt.......       3,000        3,000       3,000      3,000         --
Trust Preferred
 Securities.............      50,000       20,000         --         --          --
Common shareholders'
 equity.................      92,676       76,540      66,834     60,494      52,784
Asset Quality Ratios
Nonperforming assets to
 total loans and OREO...        0.31 %       0.73 %      1.62%      2.40 %      3.45 %
Allowance for loan
 losses to total loans..        2.12 %       2.18 %      1.76%      1.67 %      1.96 %
Allowance for loan
 losses to non-
 performing assets......      676.10 %     298.40 %    108.36%     69.15 %     56.56 %
Net (charge-offs)
 recoveries to average
 loans..................       (0.16)%      (0.28)%      0.01%     (0.40)%     (0.40)%
Regulatory Capital
 Ratios
Leverage Ratio..........        7.81 %       8.40 %      7.78%      9.53 %      9.89 %
Tier 1 Capital..........        9.90 %      10.72 %      9.83%     12.47 %     13.05 %
Total Capital...........       12.94 %      12.31 %     11.47%     14.31 %     14.37 %

-------
 * Restated on a historical basis to reflect the mergers between Greater Bay Bancorp and Cuperfino National Bancorp, PBC, PRB (the parent of Golden
   Gate) and PBFC, on a pooling-of-interests basis.
(1) Restated to reflect 2-for-1 stock split declared for shareholders of record at April 30, 1998.
(2) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay.
(3) Including merger and other related nonrecurring costs net of tax of $1.7 million in 1998, $2.3 million in 1997, $2.0 million in 1996 and $608,000 in 1994, ROA for 1998, 1997, 1996, 1995 and 1994 would have been 1.17%,
    1.11%, 0.86%, 0.82% and 0.95%, respectively, and ROE for 1998, 1997, 1996,
    1995 and 1994 would have been 19.73%, 15.76%, 9.87%, 8.70%, and 10.42%, respectively.
(4) Net interest margin for 1998, 1997 and 1996 includes the lower spread earned on the PBC Special Deposit (see Note 7 to the Financial Statements for details). Excluding the PBC Special Deposit, net interest margin would have been 5.16%, 5.78% and 6.08% for 1998, 1997 and 1996, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

  Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company", on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the former holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the former holding company for Mid-Peninsula Bank ("MPB"). In December 1997 the Company completed a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC became the third wholly owned banking subsidiary of Greater Bay. In May 1998, the Company completed a merger with Pacific Rim Bancorporation ("PRB"), the holding company for Golden Gate Bank ("Golden Gate"), whereby Golden Gate became the fourth wholly owned banking subsidiary of Greater Bay. In August 1998, the Company completed a merger with Pacific Business Funding Corporation ("PBFC"), which now operates as an operating division of CNB and conducts business under the name Pacific Business Funding. All mergers were accounted for as a pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented. CNB, MPB, PBC and Golden Gate are referred to collectively herein as the "Banks." The financial information includes the result of the Company's operating divisions, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group.

  The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Selected Financial Information" and the Company's consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation.

Results of Operations

  The Company reported net income of $16.6 million in 1998, a 42.7% increase over 1997 net income of $11.6 million. The net income in 1997 was an 83.0% increase over 1996 income of $6.3 million. Basic net income per share was $1.75 for 1998, as compared to $1.26 for 1997 and $0.72 for 1996. Diluted net income per share was $1.62, $1.17 and $0.67 for 1998, 1997 and 1996, respectively. The return on average assets and return on average shareholders' equity were 1.17% and 19.73% in 1998, compared with 1.11% and 15.76% in 1997 and 0.86% and 9.87% in 1996, respectively.

  The Company's operating results included merger and other related nonrecurring costs of $2.7 million ($1.7 million net of tax), $3.3 million ($2.3 million net of tax) and $2.8 million ($2.0 million net of tax) in 1998, 1997 and 1996, respectively. The following table summarizes net income, net income per share and key financial ratios before and after merger and other related nonrecurring costs for the years presented:

                              Before merger and
                                    other             After merger and other
                             related nonrecurring      related nonrecurring
                                    costs                     costs
                            ------------------------  ------------------------
                             1998     1997     1996    1998     1997     1996
                            -------  -------  ------  -------  -------  ------
                               (Dollars in thousands, except per share
                                              amounts)
Net income................  $18,252  $13,901  $8,339  $16,578  $11,619  $6,348
Net income per share:
  Basic...................  $  1.92  $  1.51  $ 0.94  $  1.75  $  1.26  $ 0.72
  Diluted.................  $  1.78  $  1.41  $ 0.88  $  1.62  $  1.17  $ 0.67
Return on average assets..     1.28%    1.33%   1.13%    1.17%    1.11%   0.86%
Return on average
 shareholders' equity.....    21.72%   18.86%  12.97%   19.73%   15.76%   9.87%

  The increase in 1998 net income was the result of significant growth in loans, deposits and trust assets. This growth resulted in increases in net interest income, trust fees, depositors' service fees and other fee income. Operating expense increases required to service and support the Company's growth partially offset the increase in revenues.

  Net income for 1998 and 1997 included $945,000 and $1.2 million, respectively, in warrant income resulting from the warrants received from clients of the Banks. During 1998, the Company donated appreciated warrants to the Greater Bay Bancorp Foundation. The contribution of the warrants triggered recognition of warrant income of $945,000, net of related employee incentives, and a donation expense of $1.3 million. The Company recognized a tax benefit of $551,000 from these transactions.

  The increase in net income in 1997 over 1996 was due primarily to increased growth in interest-earning assets. Additionally, warrant income increased to $1.2 million in 1997, compared with $92,000 in 1996. Net income in 1997 also included approximately $1.7 million ($1.0 million net of tax) of a recovery through insurance of a litigation settlement charge incurred in 1995. The increases were partially offset by the growth in operating expenses. In addition, during 1997 the Company increased its allowance for loan losses to 2.18% of total loans from 1.76% of total loans in 1996. The increase in the allowance for loan losses as a percentage of total loans accounted for $3.7 million of the increased provision for loan losses in 1997.

 Net Interest Income

  Net interest income increased 20.2% to $65.4 million in 1998 from $54.5 million in 1997. This increase was primarily due to the $336.5 million, or 34.3%, increase in average interest-earning assets which was partially offset by a 56 basis point decrease in the Company's net yield on interest earning assets. Net interest income increased 34.5% in 1997 from $40.5 million in 1996. This increase was primarily due to the $296.7 million, or 43.3%, increase in average interest-earning assets, which was partially offset by the 36 basis point decrease in the Company's net yield on interest earning assets.

  The Company's net yield on interest earning assets was reduced by the Special Deposit (discussed in Note 7 of the Notes to the Consolidated Financial Statements). The average deposit balances related to the Special Deposit during 1998, 1997 and 1996 were $88.9 million, $93.4 million and $91.3 million, respectively, on which the Company earned a spread of 2.25%. Excluding the Special Deposit, the 1998, 1997 and 1996 net yield on interest earning assets would have been 5.16%, 5.78% and 6.08%, respectively.

  The following table presents, for the years indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                         Years Ended December 31,
                          --------------------------------------------------------------------------------------
                                      1998                         1997                         1996
                          ---------------------------- ---------------------------- ----------------------------
                                               Average                      Average                      Average
                            Average            Yield/    Average            Yield/    Average            Yield/
                          Balance (1) Interest  Rate   Balance (1) Interest  Rate   Balance (1) Interest  Rate
                          ----------- -------- ------- ----------- -------- ------- ----------- -------- -------
                                                          (Dollars in thousands)
Interest-Earning Assets:
Fed funds sold..........  $   85,329  $  4,598   5.39% $   73,223  $ 3,911    5.34%  $ 64,194   $ 3,637    5.67%
Other short term
 securities.............      96,765     5,454   5.64%     97,586    5,287    5.42%    12,569       691    5.50%
Investment securities:
 Taxable................     281,395    17,114   6.08%    128,856    8,199    6.36%   121,809     7,394    6.07%
 Tax-exempt (3).........      42,185     2,104   4.99%     19,064    1,095    5.74%    19,428       990    5.10%
Loans (2)...............     812,665    83,650  10.29%    663,107   70,035   10.56%   467,159    50,171   10.74%
                          ----------  --------         ----------  -------           --------   -------
 Total interest-earning
  assets................   1,318,339   112,920   8.57%    981,836   88,527    9.02%   685,159    62,883    9.18%
Noninterest-earning
 assets.................     102,230                       63,303                      55,003
                          ----------  --------         ----------  -------           --------   -------
 Total assets...........  $1,420,569   112,920         $1,045,139   88,527           $740,162    62,883
                          ==========  --------         ==========  -------           ========   -------
Interest-Bearing
 Liabilities:
Deposits:
 MMDA, NOW and Savings..  $  761,332    27,634   3.63% $  575,603   20,653    3.59%  $390,996    12,886    3.30%
 Time deposits, over
  $100,000..............     180,626     9,300   5.15%    129,991    6,686    5.14%    94,899     4,689    4.94%
 Other time deposits....      48,217     2,464   5.11%     58,342    3,301    5.66%    58,387     3,645    6.24%
                          ----------  --------         ----------  -------           --------   -------
 Total interest-bearing
  deposits..............     990,175    39,398   3.98%    763,936   30,640    4.01%   544,282    21,220    3.90%
Other borrowings........      74,877     4,879   6.52%     16,931    1,611    9.51%    10,854       814    7.50%
Subordinated debt.......       3,000       345  11.50%      3,000      345   11.50%     3,000       345   11.50%
Trust Preferred
 Securities.............      31,671     2,850   9.00%     15,000    1,463    9.75%       --        --     0.00%
                          ----------  --------         ----------  -------           --------   -------
 Total interest-bearing
  liabilities...........   1,099,723    47,472   4.32%    798,867   34,059    4.26%   558,136    22,379    4.01%
                          ----------  --------         ----------  -------           --------   -------
Noninterest-bearing
 deposits...............     220,832                      161,684                     112,321
Other noninterest-
 bearing liabilities....      15,987                       10,865                       5,412
Shareholders' equity....      84,027                       73,723                      64,293
                          ----------                   ----------                    --------
 Total liabilities and
  shareholders' equity..  $1,420,569  $ 47,472         $1,045,139  $34,059           $740,162   $22,379
                          ==========  --------         ==========  -------           ========   -------
Net interest income.....              $ 65,448                     $54,468                      $40,504
                                      ========                     =======                      =======
Interest rate spread....                         4.25%                        4.75%                        5.17%
Contribution of interest
 free funds.............                         0.72%                        0.79%                        0.74%
Net yield on interest-
 earnings assets (4)....                         4.96%                        5.55%                        5.91%

--------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on accrual loans is included in the interest column.
(2) Loan fees totaling $3.2 million, $3.4 million and $2.5 million are included in loan interest income for 1998, 1997 and 1996, respectively.
(3) Tax equivalent yields earned on the tax exempt securities are 7.19%, 8.34% and 7.34% for the years ended December 31, 1998, 1997 and 1996, respectively, using the federal statutory rate of 34%.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

  The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

                            Year Ended December 31, 1998        Year Ended December 31, 1997
                          Compared with December 31, 1997     Compared with December 31, 1996
                              favorable (unfavorable)             favorable (unfavorable)
                          ----------------------------------  ----------------------------------
                            Volume       Rate        Net        Volume       Rate        Net
                          ----------------------  ----------  ----------------------  ----------
                                             (Dollars in thousands) (1)
Interest-earning assets:
Fed funds sold..........  $      638  $       49  $      687  $      483  $     (209) $      274
Other short term
 securities.............         (47)        214         167       4,607         (11)      4,596
Investment securities:
 Taxable................       9,091        (176)      8,915         448         357         805
 Tax-exempt.............       1,136        (127)      1,009         (21)        126         105
Loans...................      15,071      (1,456)     13,615      20,701        (837)     19,864
                          ----------  ----------  ----------  ----------  ----------  ----------
  Total interest-earning
   assets...............      25,889      (1,496)     24,393      26,218        (574)     25,644
                          ----------  ----------  ----------  ----------  ----------  ----------
Interest-bearing
 liabilities:
Deposits:
 MMDA, NOW and Savings..       6,322         659       6,981       6,562       1,205       7,767
 Time deposits, over
  $100,000..............       2,445         169       2,614       1,796         201       1,997
 Other time deposits....        (556)       (281)       (837)         (4)       (340)       (344)
                          ----------  ----------  ----------  ----------  ----------  ----------
  Total interest-bearing
   deposits.............       8,211         547       8,758       8,354       1,066       9,420
Other borrowings........       3,348         (80)      3,268         527         270         797
Trust Preferred
 Securities.............       1,370          17       1,387         967         496       1,463
                          ----------  ----------  ----------  ----------  ----------  ----------
  Total interest-bearing
   liabilities..........      12,929         484      13,413       9,848       1,832      11,680
                          ----------  ----------  ----------  ----------  ----------  ----------
  Increase (decrease) in
   net interest income..  $   12,960  $   (1,980) $   10,980  $   16,370  $   (2,406) $   13,964
                          ==========  ==========  ==========  ==========  ==========  ==========

--------
(1) The change in interest income and expense not attributable to specific volume and rate changes has been allocated proportionately between the volume and rate changes.

  Interest income in 1998 increased 27.6% to $112.9 million from $88.5 million in 1997. This was primarily due to the significant increase in loans, the Company's highest yielding interest-earning asset, and investment securities. Loan volume increases were the result of the continuing economic improvement in the Company's market areas, as well as the addition of experienced relationship managers and significant business development efforts by the Company's relationship managers. The increase was partially offset by a decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $336.5 million, or 34.3%, to $1.3 billion in 1998, compared to $981.8 million in 1997. Of this total increase, average loans increased $149.6 million, or 22.6%, to $812.7 million, or 61.6% of average interest-earning assets, in 1998 from $663.1 million, or 67.5% of average interest-earning assets in 1997. Investment securities, Federal funds sold and other short-term securities, increased 58.7% to $505.7 million, or 38.4% of average interest-earning assets in 1998, from $318.7 million, or 32.5% of average interest-earning assets in 1997.

  The average yield on interest-earning assets declined 45 basis points to 8.57% in 1998 from 9.02% in 1997 primarily due to a decline in the average yield on loans which was caused by increased competition for quality borrowers in the Company's market area and the shift in the mix between lower yielding investments and higher yielding loans. Loans represented approximately 61.6% of total interest-earning assets in 1998 compared to 67.5% in 1997. If loans would have remained at 67.5% of total interest earning assets in 1998, the yield on interest-earning assets would have been 8.83% and the interest rate spread would have been 4.51%. The average yield on loans declined 27 basis points to 10.29% in 1998 from 10.56% in 1997 primarily due to declines in market interest rates.

  Interest expense in 1998 increased 39.4% to $47.5 million from $34.1 million in 1997. This increase was due to greater volumes of interest-bearing liabilities coupled with slightly higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 37.7% to $1.1 billion in 1998 from $798.9 million in 1997 due primarily to the efforts of the Banks' relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.

  During 1998, average noninterest-bearing deposits increased to $220.8 million from $161.7 million in 1997. Due to that increase, noninterest-bearing deposits comprised 18.2% of total deposits at year-end 1998, compared 17.5% at year-end 1997.

  As a result of the foregoing, the Company's interest rate spread declined to 4.25% in 1998 from 4.75% in 1997, and the net yield on interest-earning assets declined in 1998 to 4.96% from 5.55% in 1997.

  Interest income increased 40.8% to $88.5 million in 1997 from $62.9 million in 1996, as a result of the increase in average interest-earning assets offset by a decline in the yields earned. Average interest-earning assets increased 43.3% to $981.8 million in 1997 from $685.2 million in 1996 principally as a result of increase in loans. The yield on the higher volume of average interest-earning assets declined 16 basis points to 9.02% in 1997 from 9.18% in 1996, primarily as a result of increased competition for loans.

  Interest expense in 1997 increased 52.2% to $34.1 million from $22.4 million in 1996 primarily as a result of the increase in volume of interest-bearing liabilities in addition an increase in rates paid on interest-bearing liabilities. As a result of the utilization of higher cost long term borrowings which provide additional capital to the Company, the average rate paid on average interest-bearing liabilities increased 25 basis points to 4.26% in 1997 from 4.01% in 1996. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 43.1% to $798.9 million in 1997 from $558.1 million in 1996.

  As a result of the foregoing, the Company's interest rate spread declined to 4.75% in 1997 from 5.17% in 1996 and the net yield on interest-earning assets declined to 5.55% in 1997 from 5.91% in 1996.

  Certain client service expenses were incurred by the Company with respect to its noninterest-bearing liabilities. These expenses include messenger services, check supplies and other related items and are included in operating expenses. Had they been included in interest expense, the impact of these expenses on the Company's net yield on interest-earning assets would have been as follows for each of the years presented.

                                                   1998      1997      1996
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Average noninterest bearing demand deposits..... $220,832  $161,684  $112,321
Client service expenses.........................      544       444       462
Client service expenses, annualized.............     0.25%     0.27%     0.41%
Impact on net yield on interest-earning assets:
Net yield on interest-earning assets............     4.96%     5.55%     5.91%
Impact of client service expense................     0.53%     0.30%     0.10%
                                                 --------  --------  --------
Adjusted net yield on interest-earning assets
 (1)............................................     5.49%     5.85%     6.01%
                                                 ========  ========  ========

--------
(1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield of spread

  The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects the Company's efforts to manage its client service expenses.

 Provision for Loan Losses

  The provision for loan losses creates an allowance for future loan losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. The Company performs a monthly assessment of the risk inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes a provision for loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined. The balance of the provision for loan losses is based on historical data, delinquency trends, economic conditions in the Company's market area and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses, and ultimate loan losses may vary from current estimates.

  The provision for loan losses in 1998 was $6.0 million, compared to $6.8 million in 1997 and $2.6 million in 1996. In addition, in connection with the mergers, the Company made an additional provision for loan losses of $183,000, $1.4 million and $800,000 in 1998, 1997 and 1996, respectively, to conform to the Companys' reserve allocation methodologies. Although loans outstanding have increased substantially, nonperforming loans, comprised of nonaccrual loans, restructured loans, and accruing loans past due 90 days or more, declined to $2.2 million, or 0.22% of loans outstanding, at December 31, 1998, from $4.2 million, or 0.56% of loans outstanding, at December 31, 1997 and $7.7 million, or 1.34% of loans outstanding, at December 31, 1996.

  For further information on nonperforming and classified loans and the allowance for loan losses, see--"Nonperforming and Classified Assets" herein.

 Other Income

  Total other income increased to $7.3 million in 1998, compared to $6.6 million in 1997 and $4.6 million in 1996. The following table sets forth information by category of other income for the years indicated.

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
                                                      (Dollars in thousands)
Trust fees......................................... $  2,473 $  2,049  $  1,426
Service charges and other fees.....................    1,487    1,620     1,429
Gain on sale of SBA loans..........................    1,037      883       537
Gain (loss) on investments, net....................      374       (5)     (255)
Other income.......................................      939      832     1,394
                                                    -------- --------  --------
  Total, recurring.................................    6,310    5,379     4,531
Warrant income.....................................      945    1,162        92
                                                    -------- --------  --------
  Total............................................ $  7,255 $  6,541  $  4,623
                                                    ======== ========  ========

  The increase in other income in 1998 was primarily the result of a $424,000 increase in trust fees, and a $154,000 increase in the gain on sale of SBA loans. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company. Trust assets increased to $649.3 million at December 31, 1998, compared to $577.7 million at December 31, 1997. The increase in the gain on sale of SBA loans was due to an increase in the origination and subsequent sale of SBA loans.

  Other income in 1998 included warrant income of $945,000, net of related employee incentives. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived form the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

  The increase in other income in 1997 was primarily the result of $1.1 million increase in warrant income in 1997, a $623,000 increase in trust fees, and a $346,000 increase in the gain on sale of SBA loans. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company. Trust assets increased to $577.7 million at year-end 1997, compared to $418.0 million at December 31, 1996. The increase in the gain on sale of SBA loans was due to an increase in the origination and subsequent sale of SBA loans.

 Operating Expenses

  The following table sets forth the major components of operating expenses for the years indicated.

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in thousands)
Compensation and benefits........................ $ 22,715  $ 20,495  $ 16,740
Occupancy and equipment..........................    6,217     5,240     4,437
Professional services and legal costs............    1,597     1,808     1,730
Client service expenses..........................      544       444       462
FDIC insurance and regulatory assessments........      338       285       148
Expenses on other real estate owned..............       76       177       175
Recovery of legal settlement.....................      --     (1,700)      --
Other............................................    8,566     6,048     5,724
                                                  --------  --------  --------
  Total operating expenses, excluding merger and
   other related nonrecurring costs..............   40,053    32,797    29,416
Mergers and other related nonrecurring costs.....    2,661     3,333     2,791
                                                  --------  --------  --------
  Total operating expenses....................... $ 42,714  $ 36,130  $ 32,207
                                                  ========  ========  ========
Efficiency ratio.................................    58.75%    59.22%    71.37%
Efficiency ratio, excluding merger and other
 related nonrecurring costs......................    55.09%    53.76%    65.18%
Efficiency ratio, excluding nonrecurring items
 (1).............................................    53.95%    56.95%    65.32%
Total operating expenses to average assets.......     3.01%     3.46%     4.35%
Total operating expenses to average assets,
 excluding merger and other related nonrecurring
 costs...........................................     2.82%     3.14%     3.97%

--------
(1) Nonrecurring items include warrant income of $945,000, $1.2 million and $92,000 for 1998, 1997 and 1996, respectively, merger and related nonrecurring items of $2.7 million, $3.3 million, and $2.8 million for 1998, 1997 and 1996, respectively, and the $1.7 million recovery of legal settlement in 1997.

  Operating expenses totaled $42.7 million for 1998, compared to $36.1 million for 1997 and $32.2 million for 1996. The ratio of operating expenses to average assets was 3.01% in 1998, 3.46% in 1997, and 4.35% in 1996. Excluding these items, operating expense to average assets would have been 2.82% in 1998, 3.14% in 1997 and 3.97% in 1996.

  The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio for 1998 was 58.75%, compared to 59.22% in 1997 and 71.37% in 1996.

  During 1998, Greater Bay established the Greater Bay Bancorp Foundation (the "Foundation"). The Foundation was formed to provide a vehicle through which the Company, its officers and directors can provide support to the communities in which the Company does business. The Foundation focuses its support on initiatives related to education, health and economic growth. To support the Foundation, the Company contributed appreciated warrants, which had an unrealized gain of $1.3 million. Concurrently, the Company recorded $1.3 million of expense for the contribution to the Foundation, which is included in other expenses.

  As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. In 1998, average assets increased 35.9% from 1997, while operating expenses, excluding nonrecurring cost, increased only 17.5%. From 1996 to 1997, average assets increased 41.2%, while operating expenses, excluding nonrecurring costs increased only 15.9%.

  Compensation and benefits expenses increased in 1998 to $22.7 million, compared to $20.5 million in 1997 and $16.7 million in 1996. The increase in compensation and benefits is due primarily to the additions in personnel made in 1998 and 1997 to accommodate the growth of the Company.

  The increase in occupancy and equipment, client service expense, FDIC insurance and regulatory assessments and other operating expenses was related to the growth in the Company's loans, deposits and trust assets.

 Income Taxes

  The Company's effective income tax rate for 1998 was 30.8%, compared to 35.8% in 1997 and 38.5% in 1996. The effective rates were lower than the statutory rate of 41.2% due to tax-exempt income on municipal securities, the donation of appreciated warrants to the Foundation, as discussed above and were partially offset by the impact of merger costs and other pooling related items.

Financial Condition

  Total assets increased 30.0% to $1.6 billion at December 31, 1998, compared to $1.2 billion at December 31, 1997. Total assets increased 32.4% in 1997 from $919.9 million at December 31, 1996. The increases in 1998 and 1997 were primarily due to increases in the Company's loan portfolio funded by growth in deposits.

 Loans

  Total gross loans increased 33.8% to $1.0 billion at December 31, 1998, compared to $754.4 million at December 31, 1997. Total gross loans increased 30.8% in 1997 from $576.8 million at year-end 1996. The increases in loan volumes in 1998 and 1997 were primarily due to an improving economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

  The Company's loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also decreasing the Company's net interest margin.

  The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                       As of December 31,
                          -------------------------------------------------------------------------------------
                                1998              1997             1996             1995             1994
                          -----------------  ---------------  ---------------  ---------------  ---------------
                            Amount      %     Amount     %     Amount     %     Amount     %     Amount     %
                          ----------  -----  --------  -----  --------  -----  --------  -----  --------  -----
                                                     (Dollars in thousands)
Commercial..............  $  455,077   46.2% $362,747   49.3% $301,436   53.4% $221,260   56.2% $198,509   57.1%
Real estate construction
 and land...............     173,857   17.7   112,514   15.3    92,820   16.5    43,930   11.2    33,930    9.8
Real estate term........     299,111   30.4   196,217   26.7   126,651   22.4    96,560   24.5    87,068   25.1
Consumer and other......      81,089    8.2    82,914   11.3    55,893    9.9    40,409   10.3    37,534   10.8
                          ----------  -----  --------  -----  --------  -----  --------  -----  --------  -----
 Total loans, gross.....   1,009,134  102.5   754,392  102.6   576,800  102.2   402,159  102.2   357,041  102.8
Deferred fees and
 discounts, net.........      (3,343)  (0.3)   (2,765)  (0.4)   (2,489)  (0.4)   (2,097)  (0.5)   (2,600)  (0.7)
                          ----------  -----  --------  -----  --------  -----  --------  -----  --------  -----
 Total loans, net of
  deferred fees.........   1,005,791  102.2   751,627  102.2   574,311  101.8   400,062  101.7   354,441  102.0
Allowance for loan
 losses.................     (21,304)  (2.2)  (16,394)  (2.2)  (10,136)  (1.8)   (6,683)  (1.7)   (6,960)  (2.0)
                          ----------  -----  --------  -----  --------  -----  --------  -----  --------  -----
 Total loans, net.......  $  984,487  100.0% $735,233  100.0% $564,175  100.0% $393,379  100.0% $347,481  100.0%
                          ==========  =====  ========  =====  ========  =====  ========  =====  ========  =====

  The following table presents the maturity distribution of the Company's commercial, real estate construction and land and real estate term portfolios and the sensitivity of such loans to changes in interest rates at December 31, 1998.

                                                    Real estate
                                                    construction Real estate
                                         Commercial   and land      term
                                         ---------- ------------ -----------
                                                 (Dollars in thousands)
Loans maturing in:
 One year or less:
  Fixed rate............................  $ 62,623    $  6,179    $ 16,190
  Variable rate.........................   205,537     143,379      78,451
 One to five years:
  Fixed rate............................    19,653         --       33,494
  Variable rate.........................    99,213      10,356      48,858
 After five years:
  Fixed rate............................    28,911       2,311      76,755
  Variable rate.........................    39,140      11,632      45,363
                                          --------    --------    --------
   Total................................  $455,077    $173,857    $299,111
                                          ========    ========    ========

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

  The following table sets forth information regarding nonperforming assets at the dates indicated.

                                               As of December 31,
                                       ---------------------------------------
                                        1998    1997    1996    1995    1994
                                       ------  ------  ------  ------  -------
                                             (Dollars in thousands)
Nonperforming loans
 Nonaccrual loans..................... $1,858  $2,971  $4,616  $4,833  $ 6,601
 Accruing loans past due 90 days or
  more................................    --      158   1,237     830    1,518
 Restructured loans...................    327   1,062   1,828   1,530    1,972
                                       ------  ------  ------  ------  -------
  Total nonperforming loans...........  2,185   4,191   7,681   7,193   10,091
Other real estate owned...............    966   1,303   1,673   2,471    2,214
                                       ------  ------  ------  ------  -------
  Total nonperforming assets.......... $3,151  $5,494  $9,354  $9,664  $12,305
                                       ======  ======  ======  ======  =======
 Nonperforming assets to total loans
  and other real estate owned.........   0.31%   0.73%   1.62%   2.40%    3.45%

  At December 31, 1998, the Company had $1.9 million in nonaccrual loans. Interest income foregone on nonperforming loans outstanding at year-end totaled $113,000, $479,000 and $633,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At December 31, 1998, OREO acquired through foreclosure had a carrying value of $966,000, compared to $1.3 million at December 31, 1997.

  The Company had $327,000 and $1,062,000 of restructured loans as of December 31, 1998 and 1997, respectively. There were no principal reduction concessions allowed on restructured loans during 1998. Principal reduction concessions totaling $387,000 were permitted on restructured loans during the year ended December 31, 1997. Interest income from restructured loans totaled $16,000 and $82,000 for the years ended December 31, 1998 and 1997. Foregone interest income, which totaled $11,000 and $10,000 for the years ended December 31, 1998 and 1997, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

  The policy of the Company is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard," "doubtful" and "loss." Substandard loans have one or more defined weakness and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified as "loss" is considered uncollectible and its continuance as an asset is not warranted.

  The following table sets forth the classified assets at the dates indicated.

                                                      As of December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
                                                    (Dollars in thousands)
Substandard........................................ $12,515  $15,723  $ 8,908
Doubtful...........................................   1,046    1,377    1,760
Loss...............................................     --        49      231
Other real estate owned............................     966    1,303    1,673
                                                    -------  -------  -------
  Classified assets................................ $14,527  $18,452  $12,572
                                                    =======  =======  =======
Classified assets to total loans and other real
 estate owned......................................    1.44%    2.45%    2.19%
Allowance for loan losses to total classified
 assets............................................  146.65%   88.85%   80.62%

  With the exception of these classified assets, management was not aware of any loans outstanding as of December 31, 1998 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

 Allowance For Loan Losses

  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the Company's loan portfolio and economic conditions in the Company's market areas. See "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

  The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the years indicated.

                            1998        1997       1996      1995       1994
                         ----------   --------   --------  --------   --------
                                     (Dollars in thousands)
Period end loans
 outstanding............ $1,009,134   $754,392   $576,800  $402,159   $357,041
Average loans
 outstanding............ $  815,952   $663,107   $467,159  $371,564   $276,254
Allowance for loan
 losses:
Balance at beginning of
 period................. $   16,394   $ 10,136   $  6,683  $  6,960   $  6,072
Charge-offs:
 Commercial.............     (1,256)    (1,469)      (234)     (974)      (800)
 Real estate
  construction and
  land..................         (6)      (243)      (127)     (410)      (388)
 Real estate term.......        --         (14)       (54)      --         --
 Consumer and other.....       (157)      (213)      (171)     (463)      (166)
                         ----------   --------   --------  --------   --------
  Total charge-offs.....     (1,420)    (1,939)      (586)   (1,847)    (1,354)
                         ----------   --------   --------  --------   --------
Recoveries:
 Commercial.............        111         51        343       190        191
 Real estate
  construction and
  land..................        --         --         283         3          1
 Real estate term.......        --         --         --        --          48
 Consumer and other.....          1          9         19       158         17
                         ----------   --------   --------  --------   --------
  Total recoveries......        112         60        645       351        257
                         ----------   --------   --------  --------   --------
 Net charge-offs........     (1,308)    (1,879)        59    (1,496)    (1,097)
Provision charged to
 income (1).............      6,218      8,137      3,394     1,219      1,985
                         ----------   --------   --------  --------   --------
Balance at end of
 period................. $   21,304   $ 16,394   $ 10,136  $  6,683   $  6,960
                         ==========   ========   ========  ========   ========
Net recoveries (charge-
 offs) to average loans
 outstanding during the
 period.................      (0.16)%    (0.28)%     0.01%    (0.40)%    (0.40)%
Allowance as a
 percentage of average
 loans outstanding......       2.61%      2.47%      2.17%     1.80%      2.52%
Allowance as a
 percentage of period
 end loans outstanding..       2.12%      2.18%      1.76%     1.67%      1.96%
Allowance as a
 percentage of
 non-performing loans...     974.99%    391.17%    131.96%    92.91%     68.97%

--------
(1) Includes $183,000, $1.4 million and $800,000 in 1998, 1997 and 1996, respectively, to conform to the Companys' practices for reserve methodologies. These amounts are included in mergers and related nonrecurring costs.

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

  The table as follows provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for future losses that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

                                1998             1997             1996            1995            1994
                          ---------------- ---------------- ---------------- --------------- ---------------
                                    % of             % of             % of            % of            % of
                                  Category         Category         Category        Category        Category
                                  to Gross         to Gross         to Gross        to Gross        to Gross
                          Amount   Loans   Amount   Loans   Amount   Loans   Amount  Loans   Amount  Loans
                          ------- -------- ------- -------- ------- -------- ------ -------- ------ --------
                                                        (Dollars in thousands)
Commercial..............  $ 8,346   45.10% $ 5,445   48.08% $ 3,703   52.26% $2,413   55.02% $3,581   55.60%
Real estate construction
 and land...............    1,454   17.23      829   14.91    1,587   16.09     851   10.92     930    9.50
Real estate term........    1,679   29.64    1,374   26.01      969   21.96     975   24.01     774   24.39
Consumer and other......    1,529    8.04      827   10.99    1,133    9.69     802   10.05     673   10.51
                          -------  ------  -------  ------  -------  ------  ------  ------  ------  ------
Total allocated.........   13,008            8,475            7,392           5,041           5,958
Unallocated.............    8,296            7,919            2,744           1,642           1,002
                          -------  ------  -------  ------  -------  ------  ------  ------  ------  ------
 Total..................  $21,304  100.00% $16,394  100.00% $10,136  100.00% $6,683  100.00% $6,960  100.00%
                          =======  ======  =======  ======  =======  ======  ======  ======  ======  ======

  At December 31, 1998, the allowance for credit losses was $21.3 million, consisting of a $13.0 million allocated allowance and a $8.3 million unallocated allowance. The unallocated allowance is composed of two elements. The first element consists of an amount up to 20% of the allocated allowance which recognizes the model and estimation risk associated with the allocated allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed December 31, 1998:

  . Specific industry conditions within portfolio segments, particularly involving the high technology sector and the impact of foreign economic forces upon that sector;

  .  Seasoning of the loan portfolio and growth in loan volumes;

  . The strength and duration of the current business cycle and existing general economic and business conditions affecting our key lending areas;

  . Credit quality trends, including trends in nonperforming loans expected to result from changes in existing conditions; and

  . The results of bank regulatory examinations and the findings of our internal credit examiners.

  The Officers' Loan Committee reviews these conditions quarterly in discussion with our senior relationship managers. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as an allocated allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

  The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss analysis, which reviews the losses over 1, 3 and 5 year periods, and evaluations of the current business cycle and economic conditions are used to establish the loan loss factors for problem graded loans which are designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loan loss factors on historical loss experience, the methodology is designed to take our recent loss experience into account. Loan loss factors are adjusted quarterly based upon the level of net chargeoffs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

  The Company recorded provisions in 1998 to bring the allowance for credit losses to a level deemed appropriate by management based upon management's application of the loan loss allowance methodology discussed above. In particular, in the assessment as of December 31, 1998, management focused on factors affecting elements of the high technology sector and the impact of foreign economic forces upon that sector, including seasoning of the loan portfolio coupled with growth in loan volumes and the strength and duration of the current business cycle coupled with existing general economic and business conditions affecting our key lending areas.

 Investment Securities

  The Company's investment portfolio is managed to meet the Company's liquidity needs through proceeds from scheduled maturities and is utilized for pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and a modest amount of equity securities, including Federal Reserve Bank stock and Federal Home Loan Bank stock. The Company does not include federal funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents. Investment securities classified as available for sale are recorded at fair market value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, are reported as increases or decreases in shareholders' equity for available for sale securities.

  The amortized cost and estimated market value of investment securities at December 31, 1998 and 1997 is as follows:

                                               As of December 31, 1998
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
Available for sale securities:
U.S. Treasury obligations............. $  4,408    $   26     $ --     $  4,434
U.S. agency notes.....................   28,621        20        (2)     28,639
Mortgage-backed securities............  152,987       988       (60)    153,915
Tax-exempt securities.................   32,952       563       --       33,515
Corporate securities..................   35,517        60      (597)     34,980
                                       --------    ------     -----    --------
  Total securities available for
   sale...............................  254,485     1,657      (659)    255,483
                                       --------    ------     -----    --------
Held to maturity securities:
U.S. Treasury obligations.............    1,764         2        (2)      1,764
U.S. agency notes.....................   25,490       --        (58)     25,432
Mortgage-backed securities............   27,961        86      (179)     27,868
Tax-exempt securities.................   25,942       725       (14)     26,653
                                       --------    ------     -----    --------
  Total securities held to maturity...   81,157       813      (253)     81,717
                                       --------    ------     -----    --------
Other securities......................    5,654       --        --        5,654
                                       --------    ------     -----    --------
  Total investment securities......... $341,296    $2,470     $(912)   $342,854
                                       ========    ======     =====    ========

                                               As of December 31, 1997
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized  Market
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
Available for sale securities:
U.S. Treasury obligations............. $ 10,095    $   52     $  (2)   $ 10,145
U.S. agency notes.....................   38,833        52       (63)     38,822
Mortgage-backed securities............  102,432       357      (185)    102,604
Tax-exempt securities.................    7,018       199        (5)      7,212
Corporate securities..................    7,568        62       --        7,630
                                       --------    ------     -----    --------
  Total securities available for
   sale...............................  165,946       722      (255)    166,413
                                       --------    ------     -----    --------
Held to maturity securities:
U.S. Treasury obligations.............      501         1       --          502
U.S. agency notes.....................   17,798       182       (12)     17,968
Mortgage-backed securities............   11,324       177        (2)     11,499
Tax-exempt securities.................   14,838       492       (53)     15,277
                                       --------    ------     -----    --------
  Total securities held to maturity...   44,461       852       (67)     45,246
                                       --------    ------     -----    --------
Other securities......................    2,253       --        --        2,253
                                       --------    ------     -----    --------
  Total investment securities......... $212,660    $1,574     $(322)   $213,912
                                       ========    ======     =====    ========

  The tax effected net unrealized gain on available for sale securities was $581,000 as of December 31, 1998. The following table shows the amortized cost and estimated market value of the Company's investment securities by maturity at December 31, 1998.

                                          2000     2004
                                         Through  Through   2009 and
                                 1999     2003     2008    Thereafter  Total
                                -------  -------  -------  ---------- --------
                                        (Dollars in thousands) (1)
Available for sale securities:
U.S. Treasury obligations.....  $ 4,308  $   100  $   --    $    --   $  4,408
U.S. agency notes (2).........   15,829      --    12,792        --     28,621
Mortgage-backed securities
 (3)..........................      --     3,033    8,941    141,013   152,987
Tax-exempt securities.........      --     1,601    4,561     26,790    32,952
Corporate securities..........    4,016      991      --      30,510    35,517
                                -------  -------  -------   --------  --------
  Total securities available
   for sale...................   24,153    5,725   26,294    198,313   254,485
                                =======  =======  =======   ========  ========
Market value..................  $24,197  $ 5,808  $26,601   $198,877  $255,483
                                =======  =======  =======   ========  ========
Held to maturity securities:
U.S. Treasury obligations.....    1,764      --       --         --      1,764
U.S. agency notes (2).........      --    23,990    1,500        --     25,490
Mortgage-backed securities
 (3)..........................      --       --     7,596     20,365    27,961
Tax-exempt securities.........    1,261    3,598    5,252     15,831    25,942
                                -------  -------  -------   --------  --------
  Total securities held to
   maturity...................    3,025   27,588   14,348     36,196    81,157
                                =======  =======  =======   ========  ========
Market value..................    3,034   27,613    7,528     43,542    81,717
                                =======  =======  =======   ========  ========
Combined investment securities
 portfolio:
Total investment securities...  $27,178  $33,313  $40,642   $234,509  $335,642
                                =======  =======  =======   ========  ========
Total market value............  $27,231  $33,421  $34,129   $242,419  $337,200
                                =======  =======  =======   ========  ========
Weighted average yield-total
 portfolio....................     5.73%    5.74%    5.25%      6.84%     6.23%

--------
(1) Other securities are comprised of equity investments and have no stated maturity and therefore are excluded from this table.
(2) Certain notes issued by U.S. Agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(3) Mortgage-backed securities are shown at contractual maturity; however, the average life of these mortgage-backed securities may differ due to principal prepayments.

  For additional information concerning the investments portfolio, see Note 3 of Notes to Consolidated Financial Statements.

 Deposits

  The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits reached $1.3 billion at December 31, 1998, an increase of 25.3% compared to deposits of $1.1 billion at December 31, 1997. In 1997, deposits increased 30.4% from $821.1 million at December 31, 1996. The increase in deposits was primarily due to the continued marketing efforts directed at commercial business clients in the Company's market areas, coupled with an increase in deposits related to the new business development activities of the Greater Bay Trust Company and the Venture Banking Group.

  PBC holds $89.6 million in one demand deposit account (the "Special Deposit"). The Special Deposit represents the proposed settlement of a class action lawsuit not involving the Company. Due to the uncertainty of the time the Special Deposit will remain with PBC, management has invested a significant portion of the proceeds from this deposit in agency securities with maturities of less than 90 days. As previously discussed, the interest rate spread on the Special Deposit was approximately 2.25%, which resulted in a decrease in overall interest rate spreads.

  Noninterest-bearing demand deposit accounts increased 22.3% to $268.4 million at December 31, 1998, compared to $219.5 million a year earlier.

  Money market deposit accounts ("MMDA"), negotiable order of withdrawal accounts ("NOW") and savings accounts reached $854.4 million at year-end 1998, an increase of 36.2% from $627.5 million at December 31, 1997. MMDA, NOW and savings accounts were 63.6% of total deposits at December 31, 1998, as compared to 58.6% at December 31, 1997.

  Time certificates of deposit totaled $219.7 million, or 16.4% of total deposits, at December 31, 1998, compared to $224.2 million, or 20.9% of total deposits, at December 31, 1997. Note 7 of the Notes to the Consolidated Financial Statements presents the maturity distribution of time certificates of deposits at December 31, 1998.

  As of December 31, 1997, the Company had $10.0 million in brokered deposits outstanding. There were no such deposits as of December 31, 1998.

  For additional information concerning deposits, see Note 7 of Notes to Consolidated Financial Statements.

 Other Borrowings

  Other borrowings consisted of Federal Funds purchased and securities sold under agreements to repurchase, Federal Home Loan advances, and promissory notes. Note 9 of the Notes to the Consolidated Financial Statements provides the amounts outstanding, the short and long term classification, the weighted interest rate and the general terms of these borrowings.

 Liquidity and Cash Flow

  The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In 1997 the Company issued $20.0 million in Trust Preferred Securities ("TPS") to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million. Greater Bay invested $15.0 million of the net proceeds in the Company's subsidiary banks to increase their capital level. The Company intends to use the remaining net proceeds for general corporate purposes or to provide additional capital to the Banks, as it is needed. Under applicable regulatory guidelines, $30.2 million of the TPS qualifies as Tier I capital, and the remaining portion qualifies as Tier 2 capital. As the Company's shareholders' equity increases, the amount of the additional TPS that will count as Tier I capital will increase.

  Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At December 31, 1998, the Banks had approximately $24.6 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of December 31, 1998, Greater Bay did not have any material commitments for capital expenditures. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay.

  Net cash provided by operating activities, consisting primarily of net income, totaled $19.9 million for 1998, $14.0 million for 1997 and $10.0 million for 1996. Cash used for investing activities totaled $411.9 million in 1998, $253.7 million in 1997 and $170.1 million in 1996. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

  For the year ended December 31, 1998, net cash provided by financing activities was $341.4 million, compared to $279.8 million in 1997 and $252.3 million in 1996. Historically, the primary financing activity of the Company has been through deposits. In 1998, 1997 and 1996, deposit gathering activities generated cash of $271.3 million, $250.0 million and $236.5 million, respectively. This represents a total of 79.5%, 89.4% and 93.75% of the financing cash flows for 1998, 1997 and 1996, respectively. The increase in financing activities other than deposits are a result of the Company entering into $70.0 million in long-term low cost borrowing agreements in 1998, and the issuance of TPS of $30.0 million and $20.0 million in 1998 and 1997, respectively, which were issued principally to provide capital to the Company (see Capital Resources--below).

 Capital Resources

  Shareholders' equity at December 31, 1998 increased to $92.7 million from $76.5 million at December 31, 1997 and from $66.8 million at December 31, 1996. Greater Bay paid dividends of $0.38, $0.30 and $0.22 per share in December 31, 1998, 1997 and 1996, respectively. In 1998, PBFC made a distribution of $1.2 million to its shareholders. In 1997, PBC declared an annual dividend of $3.20 per share, PRB declared and paid a dividend of $100,000 to its sole shareholder and PBFC made a distribution of $208,000 to its shareholders. In 1996, Cupertino National Bancorp declared and paid a dividend of $0.10 per share, Peninsula Bank of Commerce declared an annual dividend of $1.35 per share and PBFC made a distribution of $227,000 to its shareholders.

  The Company has provided a substantial portion of its capital requirements through the retention of earnings. The Company supplemented its capital base by issuing $30.0 million of TPS in 1998 and $20.0 million of TPS in 1997, which, subject to certain limitations, qualify as Tier 1 capital.

  A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity and TPS in core capital, and the allowance for loan losses and subordinated debt in supplementary capital.

  At December 31, 1998, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at December 31, 1998 and the two highest levels recognized under these regulations are as follows.

                                                       Tier 1         Total
                                           Leverage  Risk-Based    Risk-Based
                                            Ratio   Capital Ratio Capital Ratio
                                           -------- ------------- -------------
Company...................................   7.81%      9.90%         12.94%
Well-capitalized..........................   5.00%      6.00%         10.00%
Adequately capitalized....................   4.00%      4.00%          8.00%

  The Company's leverage ratio was 7.81% at December 31, 1998, compared to 8.40% at December 31, 1997. At December 31, 1998, the Company's risk-based capital ratios were 9.90% for Tier 1 risk-based capital and 12.94% for total risk-based capital, compared to 10.72% and 12.31%, respectively, as of December 31, 1997. These ratios all exceeded the well-capitalized guidelines shown above.

  In addition, at December 31, 1997, each of the Banks had levels of capital that exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios of the Company and each of the Banks, see Note 17 of Notes to Consolidated Financial Statements.

  The Company anticipates that the economic and business conditions in its market areas will continue to expand in 1999, resulting in continued growth in earnings and deposits. To support this continuing growth or future acquisition opportunities, it may be necessary for the Company to raise additional capital through the sale of either debt or equity securities in order for the Company and each of the Banks to remain well-capitalized under applicable regulations.

 Quantitative and Qualitative Disclosures about Market Risk

  The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve see "--Allowance for Loan Losses" herein.

  Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

  The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

  In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, lengthen the effective maturities of certain interest-earning assets, and shorten the effective maturities of certain interest-bearing liabilities. The Company has focused its investment activities on securities with generally medium-term (7 years to 10 years) maturities or average lives. The Company has utilized short-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities.

  Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for core deposit valuations and off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in NPV for these rate shock levels as of December 31, 1998. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.

                                                               Projected Change
                                                              ------------------
              Change in Interest Rates                 NPV    Dollars Percentage
              ------------------------               -------- ------- ----------
100 basis point rise................................ $106,437 $1,818     1.7%
Base scenario.......................................  104,619    --      0.0%
100 basis point decline.............................  107,212  2,593     2.5%

  The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to increase.

  NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

  Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should be not relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

  Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable-rate loans, which represent one of the Company's loan products, have features which restrict changes in interest rate on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of significant interest rate increases.

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

  The following table shows interest sensitivity gaps for different intervals as of December 31, 1998.

                                                                                                            Total
                        Immediate   2 Days to   7 Months to    1 Year    4 Years   More than  Total Rate  Non-Rate
                        or One Day  6 Months     12 Months   to 3 Years to 5 Years  5 Years   Sensitive   Sensitive    Total
                        ----------  ---------   -----------  ---------- ---------- ---------  ----------  ---------  ----------
                                                             (Dollars in thousands)
Assets
Cash and due from
 banks................   $    386   $    --      $    --      $    --    $    --   $    --    $      386  $  59,589  $   59,975
Fed funds sold........     43,600        --           --           --         --        --        43,600        --       43,600
Investment
 securities...........    110,307     27,002       43,225       90,715     17,810   125,157      414,216        --      414,216
Other securities......        --         --           --           --         --        --           --       5,654       5,654
Loans.................    607,116    245,448       27,613       54,351     22,737    51,869    1,009,134        --    1,009,134
Loan losses/unearned
 fees.................        --         --           --           --         --        --           --     (24,647)    (24,647)
Other assets..........        --         --           --           --         --        --           --      74,933      74,933
                         --------   --------     --------     --------   --------  --------   ----------  ---------  ----------
 Total assets.........   $761,409   $272,450     $ 70,838     $145,066   $ 40,547  $177,026   $1,467,336  $ 115,529  $1,582,865
                         ========   ========     ========     ========   ========  ========   ==========  =========  ==========
Liabilities and Equity
Deposits..............   $857,945   $196,357     $ 26,810     $ 17,370   $    668  $     32   $1,099,182  $ 243,310  $1,342,492
Other borrowings......        --         --        40,135       32,450        --        --        72,585        --       72,585
Subordinated debt.....        --         --           --           --       3,000       --         3,000        --        3,000
Trust preferred
 securities...........        --         --           --           --         --     50,000       50,000        --       50,000
Other liabilities.....        --         --           --           --         --        --           --      22,112      22,112
Shareholders' equity..        --         --           --           --         --        --           --      92,676      92,676
                         --------   --------     --------     --------   --------  --------   ----------  ---------  ----------
 Total liabilities and
  equity..............   $857,945   $196,357     $ 66,945     $ 49,820   $  3,668  $ 50,032   $1,224,767  $ 358,098  $1,582,865
                         ========   ========     ========     ========   ========  ========   ==========  =========  ==========
Gap...................   $(96,536)  $ 76,093     $  3,893     $ 95,246   $ 36,879  $126,994   $  242,569  $(242,569)        --
Cumulative Gap........   $(96,536)  $(20,443)    $(16,550)    $ 78,696   $115,575  $242,569   $  242,569  $     --          --
Cumulative Gap/total
 assets...............      (6.10)%    (1.29)%      (1.05)%       4.97%      7.30%    15.32%       15.32%       --          --

  The foregoing table indicates that the Company had a one year gap of $(16.6) million, or (1.05)% of total assets, at December 31, 1998. In theory, this would indicate that at December 31, 1998, $16.6 million more in liabilities than assets would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

  The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of December 31, 1998, the analysis indicates that the Company's net interest income would increase a maximum of 10.2% if rates rose 200 basis points immediately and would decrease a maximum of 11.2% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

  In addition, while this analysis indicates the probable impact of interest rate movements on the Company's net interest income, it does not take into consideration other factors that would impact this analysis. These factors would include management's and ALCO's actions to mitigate the impact to the Company and the impact of the Company's credit risk profile during periods of significant interest rate movements.

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

 Year 2000 Compliance

  State of Readiness

  The Company has undertaken a major project to ensure that its internal operating systems will be fully capable of processing year 2000 transactions. This project is overseen by the Greater Bay Year 2000 Project Team (the "Year 2000 Project Team"), which reports monthly progress to the Company's Board of Directors.

  The Company is determining the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation.

  The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in mid-1998. The second phase was to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. This phase was largely completed in 1998. Final testing and implementation is planned to be completed during the first half of 1999.

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

  As well as evaluating its own internal operating systems, the Company has also initiated discussions with its major customers and suppliers as to their ability to meet year 2000 requirements. The Year 2000 Project Team previously has identified and sought information from significant third party suppliers regarding their year 2000 compliance. Suppliers providing system interdependencies also have been identified, and testing with such suppliers also will occur during this phase of the project. The Year 2000 Project Team continues to work with all targeted suppliers to determine their year 2000 status. As of this time, the Year 2000 Project Team has not identified any significant issues with the identified suppliers.

  The Company also has identified customers who have a material relationship with the Company and requested such customers to complete a year 2000 survey, which will be used by the Company to assess the overall risk to the Company resulting from such customers' year 2000 compliance.

  Costs to Address the Year 2000 Issue

  The Company has budgeted anticipated expenditures of $300,000 to $500,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the year 2000. The Company estimates that it has incurred out-of-pocket expenses of approximately $146,000 in 1998 in connection with year 2000 issues. In addition, the Company has incurred certain costs relating to reallocation of internal resources to address year 2000 issues. The Company expects that the cost of remedial action for its noncompliant year 2000 IT systems will not be material.

  The Company has not completed its assessment of the year 2000 issue, but currently believes that costs of addressing it will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

  Risks Presented by the Year 2000 Issue

  As the Company continues to assess the year 2000 issue, it may identify systems that present a year 2000 risk. In addition, if any third-party software vendors and service providers upon who the Company relies fail to appropriately address their year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.

  Should the Company and/or its significant suppliers fail to timely identify, address and correct material year 2000 issues, such failure could have a material adverse impact on the Company's ability to operate. The range of adverse impacts may include the requirement to pay significant overtime to manually process certain transactions and added costs to process certain banking activity through a centralized administrative function. In addition, if corrections made by such suppliers to address year 2000 issues are incompatible with the Company's systems, the year 2000 issue could have a material adverse impact on the Company's operations.

  Despite the Company's activities in regards to the year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

  Contingency Plans

  The Year 2000 Project Team currently is in the process of developing contingency plans for year 2000 readiness. The Company has engaged a third party company, which specializes in developing contingency plans for financial institutions for year 2000, to assist the Company in analyzing the impact of year 2000 on its business. This business impact analysis was completed in 1998 and the Company's contingency plans for year 2000 readiness currently are substantially complete. There can be no assurance, however, that such contingency plans will be successful.

 Recent Events

  On January 26, 1999 the Company and Bay Area Bancshares ("BA Bancshares"), the holding company of Bay Area Bank, a California state charted bank ("BAB"), signed a definitive agreement for a merger between the two companies. The agreement provides for BA Bancshares shareholders to receive approximately 1,393,000 shares of Greater Bay stock subject to the approval of BA Bancshares shareholders and certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of BA Bancshares will own approximately 12.7% of the combined company. The transaction is expected to be completed early in the second quarter of 1999 subject to regulatory approvals. As of December 31, 1998 BA Bancshares had $155.3 million in assets, $136.5 million in deposits, and $14.4 million in shareholders' equity. BAB's office is located in Redwood City, California. The combined Company, on a pro-forma basis would have had total assets of approximately $1.8 billion and equity of over $107.0 million at December 31, 1998.

  The transaction is anticipated to be accretive to the Company's core earnings in 1999 based on anticipated reductions in operating expenses and revenue enhancements resulting from an expanded product line, increased lending capacity and an increased market awareness that can be utilized by BAB. Management of each of the organizations believe that significant opportunities exist to enhance the spectrum of financial services offered to both existing and future clients of BAB while also increasing market penetration in the San Francisco Peninsula market areas.

 Recent Accounting Developments

  In July 1998, the Financial Accounting Standards Board reconfirmed its decision to review the accounting for business combinations. That approach includes considering either adopting one method to account for business combinations or reducing the difference in accounting outcomes between the pooling and purchase methods rather than just modifying the conditions specific for pooling-of-interests accounting.

  The Board issued an Invitation to Comment on a position paper entitled, Methods of Accounting for Business Combinations: Recommendation of the G4+1 for Achieving Convergence, on December 15, 1998, in order to solicit comments on certain issues that will be addressed by the Board as part of its business combinations project. This position paper concludes that the use of a single method of accounting is preferable and that the purchase method is the appropriate method to use. As such there is a possibility that the pooling of interests method of accounting that the Company has used to account for its previous mergers may not be available at some point in the future. A portion of the Company's business strategy is to pursue acquisition opportunities so as to expand its market presence and maintain growth levels. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

                      GREATER BAY BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        As of December 31,
                                                      ------------------------
                                                         1998         1997*
                                                      -----------  -----------
                                                      (Dollars in thousands)
                       ASSETS
Cash and due from banks.............................. $    59,975  $    53,167
Federal funds sold...................................      43,600       75,000
Other short term securities..........................      77,576      103,549
                                                      -----------  -----------
    Cash and cash equivalents........................     181,151      231,716
Investment securities:
  Available for sale, at fair value..................     255,483      166,413
  Held to maturity, at amortized cost (fair value
   1998: $81,717 1997: $45,246)......................      81,157       44,461
  Other securities...................................       5,654        2,253
                                                      -----------  -----------
    Investment securities............................     342,294      213,127
Total loans:
  Commercial.........................................     455,077      362,747
  Real estate construction and land..................     173,857      112,514
  Real estate term...................................     299,111      196,217
  Consumer and other.................................      81,089       82,914
  Deferred loan fees and discounts...................      (3,343)      (2,765)
                                                      -----------  -----------
    Total loans, net of deferred fees................   1,005,791      751,627
  Allowance for loan losses..........................     (21,304)     (16,394)
                                                      -----------  -----------
    Total loans, net.................................     984,487      735,233
Property, premises and equipment.....................      10,961        8,498
Interest receivable and other assets.................      63,972       29,091
                                                      -----------  -----------
    Total assets..................................... $ 1,582,865  $ 1,217,665
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits....................................... $ 1,342,492  $ 1,071,148
Other borrowings.....................................      72,585       32,355
Subordinated debt....................................       3,000        3,000
Company obligated mandatorily redeemable cumulative
 trust preferred securities of subsidiary trusts
 holding solely junior subordinated debentures.......      50,000       20,000
Other liabilities....................................      22,112       14,622
                                                      -----------  -----------
    Total liabilities................................   1,490,189    1,141,125
                                                      -----------  -----------
Commitments and contingencies
                SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares
 authorized; none issued.............................         --           --
Common stock, no par value: 24,000,000 shares
 authorized; 9,612,142 and 9,304,930 shares issued
 and outstanding as of December 31, 1998 and 1997,
 respectively**......................................      57,283       52,269
Accumulated other comprehensive income (loss)........         (96)         223
Retained earnings....................................      35,489       24,048
                                                      -----------  -----------
    Total shareholders' equity.......................      92,676       76,540
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $ 1,582,865  $ 1,217,665
                                                      ===========  ===========

--------
 * Restated on a historical basis to reflect the mergers with Pacific Rim Bancorporation and Pacific Business Funding Corporation on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split declared for shareholders of record at April 30, 1998.

                See notes to consolidated financial statements.

                      GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998     1997*     1996*
                                                  --------- --------  --------
                                                    (Dollars in thousands,
                                                   except per share amounts)
INTEREST INCOME
Interest on loans................................ $  83,650 $ 70,035  $ 50,171
Interest on investment securities:
  Taxable........................................    17,114    8,199     7,394
  Tax-exempt.....................................     2,104    1,095       990
                                                  --------- --------  --------
    Total interest on investment securities......    19,218    9,294     8,384
Other interest income............................    10,052    9,198     4,328
                                                  --------- --------  --------
    Total interest income........................   112,920   88,527    62,883
                                                  --------- --------  --------
INTEREST EXPENSE
Interest on deposits.............................    39,398   30,640    21,220
Interest on long term borrowings.................     6,650    2,137       355
Interest on other borrowings.....................     1,424    1,282       804
                                                  --------- --------  --------
    Total interest expense.......................    47,472   34,059    22,379
                                                  --------- --------  --------
    Net interest income..........................    65,448   54,468    40,504
Provision for loan losses........................     6,035    6,786     2,594
                                                  --------- --------  --------
    Net interest income after provision for loan
     losses......................................    59,413   47,682    37,910
                                                  --------- --------  --------
OTHER INCOME
Trust fees.......................................     2,473    2,049     1,426
Service charges and other fees...................     1,487    1,620     1,429
Gain on sale of SBA loans........................     1,037      883       537
Warrant income...................................       945    1,162        92
Gain (loss) on sale of investments, net..........       374       (5)     (255)
Other income.....................................       939      832     1,394
                                                  --------- --------  --------
    Total other income...........................     7,255    6,541     4,623
                                                  --------- --------  --------
OPERATING EXPENSES
Compensation and benefits........................    22,715   20,495    16,740
Occupancy and equipment..........................     6,217    5,240     4,437
Merger and other related nonrecurring costs......     2,661    3,333     2,791
Recovery of legal settlement.....................       --    (1,700)      --
Other expenses...................................    11,121    8,762     8,239
                                                  --------- --------  --------
    Total operating expenses.....................    42,714   36,130    32,207
                                                  --------- --------  --------
    Net income before provision for income
     taxes.......................................    23,954   18,093    10,326
Provision for income taxes.......................     7,376    6,474     3,978
                                                  --------- --------  --------
    Net income................................... $  16,578 $ 11,619  $  6,348
                                                  ========= ========  ========
Net income per share--basic**.................... $    1.75 $   1.26  $   0.72
                                                  ========= ========  ========
Net income per share--diluted**.................. $    1.62 $   1.17  $   0.67
                                                  ========= ========  ========

--------
 * Restated on a historical basis to reflect the mergers with Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split declared for shareholders of record at April 30, 1998.

                See notes to consolidated financial statements.

                      GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997     1996
                                                   --------  --------  --------
                                                    (Dollars in thousands)
Net income........................................ $ 16,578  $ 11,619  $ 6,348
                                                   --------  --------  -------
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains arising during period
     (net of taxes of $420, $157 and $323 for the
     years ended December 31, 1998, 1997 and 1996,
     respectively)................................      578       310      462
    Less: reclassification adjustment for gains
     (losses) included in net income (net of taxes
     of $154, $(2) and $(105) for the years ended
     December 31, 1998, 1997 and 1996,
     respectively)................................      220        (3)    (150)
                                                   --------  --------  -------
  Net change......................................      358       313      612
  Cash flow hedge:
    Cumulative transition effect of adopting SFAS
     No. 133 (net of taxes of $(744) as of October
     1, 1998......................................   (1,063)      --       --
    Change in market value of hedge during the
     period (net of taxes of $294 for the year
     ended December 31, 1998).....................      418       --       --
    Less: reclassification adjustment for swap
     settlements included in net income (net of
     taxes of $(23) for the year ended December
     31, 1998)....................................      (32)      --       --
                                                   --------  --------  -------
  Net change......................................     (677)      --       --
    Other comprehensive income (loss).............     (319)      313      612
                                                   --------  --------  -------
    Comprehensive income.......................... $ 16,259  $ 11,932  $ 6,960
                                                   ========  ========  =======


                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the years ended December 31, 1998, 1997 and 1996

                            Common Stock    Accumulated Other               Total
                          -----------------   Comprehensive   Retained  Shareholders'
                          Shares**  Amount    Income (Loss)   Earnings     Equity
                          --------- ------- ----------------- --------  -------------
                               (Dollars in thousands, except per share amounts)
Greater Bay Bancorp,
 prior to pooling.......  7,364,692 $40,108       $(609)      $12,885      $52,384
Shares issued to Pacific
 Rim Bancorporation
 shareholders...........    950,748   8,000         --            --         8,000
Pacific Rim
 Bancorporation
 accumulated other
 comprehensive income
 and retained earnings
 prior to pooling.......        --      --          (93)          338          245
Shares issued to Pacific
 Business Funding
 Corporation
 shareholders...........    298,000      51         --            --            51
Pacific Business Funding
 Corporation retained
 earnings prior
 to pooling.............        --      --          --           (185)        (185)
                          --------- -------       -----       -------      -------
 Balance, December 31,
  1995, restated to
  reflect pooling.......  8,613,440  48,159        (702)       13,038       60,495
Net income..............        --      --          --          6,348        6,348
Other comprehensive
 income, net of taxes...        --      --          612           --           612
Stock options exercised,
 including related tax
 benefit................    376,478   1,693         --            --         1,693
Stock issued in Employee
 Stock Purchase Plan....     21,264     137         --            --           137
401(k) employee stock
 purchase...............     10,556      87         --            --            87
Cash dividend $0.29 per
 share ***..............        --      --          --         (2,536)      (2,536)
                          --------- -------       -----       -------      -------
 Balance, December 31,
  1996*.................  9,021,738  50,076         (90)       16,850       66,836
Net income..............        --      --          --         11,619       11,619
Other comprehensive
 income, net of taxes...        --      --          313           --           313
Stock options exercised,
 including related tax
 benefit................    216,720   1,315         --            --         1,315
Stock issued in Employee
 Stock Purchase Plan....     30,320     347         --            --           347
401(k) employee stock
 purchase...............     36,152     531         --            --           531
Cash dividend $0.48 per
 share ***..............        --      --          --         (4,421)      (4,421)
                          --------- -------       -----       -------      -------
 Balance, December 31,
  1997*.................  9,304,930  52,269         223        24,048       76,540
Net income..............        --      --          --         16,578       16,578
Other comprehensive
 loss, net of taxes.....        --      --         (319)          --          (319)
Stock options exercised,
 including related tax
 benefit................    241,059   3,298         --            --         3,298
Stock issued in Employee
 Stock Purchase Plan....     29,670     656         --            --           656
401(k) employee stock
 purchase...............     36,483   1,060         --            --         1,060
Cash dividend $0.54 per
 share ***..............        --      --          --         (5,137)      (5,137)
                          --------- -------       -----       -------      -------
 Balance, December 31,
  1998..................  9,612,142 $57,283       $ (96)      $35,489      $92,676
                          ========= =======       =====       =======      =======

--------
* Restated on a historical basis to reflect the mergers with Cupertino National Bancorp, Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split declared for shareholders of record at April 30, 1998.
*** Excluding dividends paid by Greater Bays subsidiaries prior to the completion of their mergers with Greater Bay, Greater Bay paid dividends of $0.38, $0.30 and $0.22 per share in December 31, 1998, 1997 and 1996, respectively. In 1998, Pacific Business Funding Corporation made a distribution of $1.2 million to its shareholders. In 1997, Peninsula Bank of Commerce declared an annual dividend of $3.20 per share, Pacific Rim Bancorporation declared and paid a dividend of $100,000 to its sole shareholder and Pacific Business Funding Corporation made a distribution of $208,000 to its shareholders. In 1996, Cupertino National Bancorp declared and paid a dividend of $0.10, Peninsula Bank of Commerce declared an annual dividend of $1.35 per share and Pacific Business Funding Corporation made a distribution of $227,000 to its shareholders.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                -------------------------------
                                                  1998       1997*      1996*
                                                ---------  ---------  ---------
                                                   (Dollars in thousands)
Cash flows--operating activities
Net income....................................  $  16,578  $  11,619  $   6,348
Reconcilement of net income to net cash from
 operations:
 Provision for loan losses....................      6,035      6,786      2,594
 Depreciation and amortization................      1,541      1,487      1,253
 Deferred income taxes........................     (2,020)    (4,200)    (1,382)
 (Gain) loss on sale of investments, net......       (374)         5        255
 Changes in:
 Accrued interest receivable and other
  assets......................................     (8,803)    (8,168)    (1,029)
 Accrued interest payable and other
  liabilities.................................      6,341      6,170      1,750
 Deferred loan fees and discounts, net........        578        276        188
                                                ---------  ---------  ---------
Operating cash flows, net.....................     19,876     13,975      9,977
                                                ---------  ---------  ---------
Cash flows--investing activities
Maturities and partial paydowns on of
 investment securities:
 Held to maturity.............................     55,507     25,899     25,976
 Available for sale...........................    441,778     47,145     32,990
Purchase of investment securities:
 Held to maturity.............................    (91,903)    (9,851)   (27,254)
 Available for sale...........................   (725,442)  (150,740)   (54,269)
 Other securities.............................     (3,401)       --         --
Proceeds from sale of available for sale
 securities...................................    195,863     14,598     31,430
Loans, net....................................   (256,221)  (177,917)  (176,863)
Investment in other real estate owned.........        --        (500)     1,266
Purchase of property, premises and equipment..     (4,591)    (2,341)    (3,109)
Purchase of insurance policies................    (23,480)       --        (240)
                                                ---------  ---------  ---------
Investing cash flows, net.....................   (411,890)  (253,707)  (170,073)
                                                ---------  ---------  ---------
Cash flows--financing activities
Net change in deposits........................    271,343    250,015    236,526
Net change in other borrowings--short term....    (27,506)     9,830     15,150
Proceeds from other borrowings--long term.....     70,000      3,025      2,015
Principal repayment--long term borrowings.....     (2,265)      (865)      (775)
Proceeds from company obligated madatorily
 redeemable preferred securities of subsidiary
 trusts holding solely junior subordinated
 debentures...................................     30,000     20,000        --
Proceeds from sale of common stock............      5,014      2,193      1,917
Cash dividends................................     (5,137)    (4,421)    (2,536)
                                                ---------  ---------  ---------
Financing cash flows, net.....................    341,449    279,777    252,297
                                                ---------  ---------  ---------
Net change in cash and cash equivalents.......    (50,565)    40,045     92,201
Cash and cash equivalents at beginning of
 period.......................................    231,716    191,671     99,470
                                                ---------  ---------  ---------
Cash and cash equivalents at end of period....  $ 181,151  $ 231,716  $ 191,671
                                                =========  =========  =========
Cash flows--supplemental disclosures
Cash paid during the period for:
 Interest.....................................  $  46,195  $  33,760  $  22,399
                                                =========  =========  =========
 Income taxes.................................  $  10,305  $  11,190  $   5,228
                                                =========  =========  =========
Non-cash transactions:
 Additions to other real estate owned.........  $     450  $     853  $     687
                                                =========  =========  =========

--------
* Restated on a historical basis to reflect the mergers with Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation on a pooling of interests basis.

                See notes to consolidated financial statements.

                              GREATER BAY BANCORP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998, 1997 and 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Nature of Operations

  Greater Bay Bancorp ("Greater Bay," on a parent-only basis, and the "Company" on a consolidated basis) is a California corporation and bank holding company that was incorporated on November 14, 1984 as San Mateo County Bancorp. The name was changed to Mid-Peninsula Bancorp on October 7, 1994 as a result of the merger between Mid-Peninsula Bank and San Mateo County Bancorp and its wholly owned subsidiary, WestCal National Bank. The name was further changed to Greater Bay Bancorp on November 27, 1996 as a result of the merger between Mid-Peninsula Bancorp and Cupertino National Bancorp (see Note 2). Upon consummation of the merger with Cupertino National Bancorp, Greater Bay became a multi-bank holding company for two wholly owned subsidiaries. On December 23, 1997 the Company merged with Peninsula Bank of Commerce, adding a third wholly owned banking subsidiary to the group. On May 8, 1998, the Company merged with Pacific Rim Bancorporation ("PRB"), the former holding company of Golden Gate Bank ("Golden Gate"), adding a fourth wholly owned banking subsidiary to the group. The four wholly owned bank subsidiaries are Mid-Peninsula Bank ("MPB"), Cupertino National Bank ("CNB"), Peninsula Bank of Commerce ("PBC"), and Golden Gate, collectively the "Banks." On August 31, 1998, the Company merged with Pacific Business Funding Corporation ("PBFC"). Subsequent to the completion of the merger the assets and liabilities of PBFC were assigned to CNB. PBFC has been reformed as an operating division of CNB and conducts business under the name Pacific Business Funding.

  MPB commenced operations in October 1987 and is a state chartered bank regulated by the Federal Reserve Bank ("FRB") and Department of Financial Institutions of the State of California ("DFI"). CNB commenced operations in May 1985 and is a national banking association regulated by the Office of the Comptroller of Currency ("OCC"). PBC commenced operations in September 1981 and is a state chartered bank regulated by the FRB and the DFI. Golden Gate commenced operations in 1976 and is a state chartered bank regulated by the FRB and the DFI.

  On March 3, 1997 GBB Capital I, a statutory business trust, was formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities ("TPS") (see Note 8) and using the proceeds from the sale of the TPS to acquire Junior Subordinated Debentures issued by Greater Bay. On May 18, 1998 GBB Capital II, a statutory business trust, was formed for the exclusive purpose of issuing and selling additional TPS and using the proceeds from the sale of the TPS to acquire Junior Subordinated Debentures issued by Greater Bay.

  The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout Silicon Valley, the San Francisco Peninsula and the Contra Costa Tri Valley Region, with offices located in San Jose, Cupertino, Santa Clara, Palo Alto, Redwood City, San Mateo, Millbrae, San Bruno, San Francisco and Walnut Creek.

 Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of Greater Bay and its wholly owned subsidiaries, MPB, CNB, PBC, Golden Gate, GBB Capital I and GBB Capital II and its operating divisions Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


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

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold and agency securities with original maturities of less than ninety days. Generally, federal funds are sold for one-day periods. As discussed in Note 7, PBC holds $89.6 million in one demand deposit account whose funds are comprised of proceeds from a lawsuit settlement. Due to the uncertainty of the time this special deposit (the "Special Deposit") will remain with PBC, management has invested a significant portion of the proceeds in agency securities with maturities of less than 90 days. Those securities have been classified as cash and equivalents. MPB, CNB, PBC, and Golden Gate are required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of their deposit accounts. At December 31, 1998, the required combined reserves totaled approximately $19.4 million.

 Investment Securities

  The Company classifies its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities classified as held to maturity are reported at amortized cost; available for sale securities are reported at fair value with net unrealized gains and losses reported (net of taxes) as a component of shareholders' equity. The Company does not have any trading securities.

  A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

  Required investments in Federal Reserve Bank and Federal Home Loan Bank stocks for MPB, CNB, PBC, and Golden Gate are recorded at cost.

 Loans

  Loans held for investment are carried at amortized cost. The Company's loan portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property.

  Interest income is accrued on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when full payment of principal or interest in not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is generally reversed and amortization of deferred loan fees is discontinued. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


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

 Sale and Servicing of Small Business Administration ("SBA") Loans

  The Company originates loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of the majority of the loans to an investor and retains the unguaranteed portion and servicing rights in its own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

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

 Allowance for Loan Losses

  The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 ("SFAS No. 114 and No. 118"), on January 1, 1995. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, 1) the present value of expected cash flows at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair market value of the collateral of the loan. In general, these statements are not applicable to large groups of smaller-balance loans that are collectively evaluated for impairment such as credit cards, residential mortgage and/or consumer installment loans. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans.

  The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known losses in the loan portfolio. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.

  Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates.

 Other Real Estate Owned

  Other real estate owned ("OREO") consists of properties acquired through foreclosure and is stated at the lower of carrying value or fair value less estimated costs to sell. Development and improvement costs relating to the OREO are capitalized. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

resulting allowance for OREO losses is decreased when the property is sold. Operating expenses of such properties, net of related income, are included in other expenses. Gains and losses on the disposition of OREO are included in other income.

 Property, Premises and Equipment

  Property, premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is determined by asset classification, as follows:

       Buildings.....................................................  40 years
       Building improvements.........................................  10 years
       Furniture and fixtures........................................   7 years
       Automobiles...................................................   5 years
       Computer equipment............................................ 2-5 years
       Other equipment............................................... 5-7 years

  Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset, which is generally 10 years.

 Income Taxes

  Deferred incomes taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

 Derivatives and Hedging Activities

  The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective October 1, 1998. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $1,063,000 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. There were no net gains or losses on derivatives that had been previously deferred or gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items.

  All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In these situations where hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. All gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon the discontinuance of hedge accounting.

 Comprehensive Income

  On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

                                                                    Accumulated
                                                                       Other
                                         Unrealized Gain Cash Flow Comprehensive
                                          on Securities   Hedges   Income (Loss)
                                         --------------- --------- -------------
                                                 (Dollars in thousands)
   Balance--December 31, 1997...........      $223         $ --        $ 223
   Current period change................       358          (677)       (319)
                                              ----         -----       -----
   Balance--December 31, 1998...........      $581         $(677)      $ (96)
                                              ====         =====       =====

 Per Share Data

  Net income per share is stated in accordance with SFAS No. 128 "Earnings per Share". Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. All years presented include the effect of the 2-for-1 stock split effective as of April 30, 1998.

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 1998, 1997 and 1996.

                                             For the year ended December 31,
                                                          1998
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
                                            (Dollars in thousands, except per
                                                     share amounts)
   Net income.............................   $16,578
   Basic net income per share:
     Income available to common
      shareholders........................    16,578     9,485,000     $1.75
   Effect of dilutive securities:
     Stock options........................       --        746,000       --
                                             -------    ----------     -----
   Diluted net income per share:
     Income available to common
      shareholders and assumed
      conversions.........................   $16,578    10,231,000     $1.62
                                             =======    ==========     =====

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


                                             For the year ended December 31,
                                                          1997
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
                                            (Dollars in thousands, except per
                                                     share amounts)
   Net income.............................   $11,619
   Basic net income per share:
     Income available to common
      shareholders........................    11,619     9,196,000     $1.26
   Effect of dilutive securities:
     Stock options........................       --        696,000       --
                                             -------     ---------     -----
   Diluted net income per share:
     Income available to common
      shareholders and assumed
      conversions.........................   $11,619     9,892,000     $1.17
                                             =======     =========     =====
                                             For the year ended December 31,
                                                          1996
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
                                            (Dollars in thousands, except per
                                                     share amounts)
   Net income.............................   $ 6,348
   Basic net income per share:
     Income available to common
      shareholders........................     6,348     8,856,000     $0.72
   Effect of dilutive securities:
     Stock options........................       --        587,000       --
                                             -------     ---------     -----
   Diluted net income per share:
     Income available to common
      shareholders and assumed
      conversions.........................   $ 6,348     9,443,000     $0.67
                                             =======     =========     =====

  There were options to purchase 51,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the year ended December 31, 1998. There were no options that were considered anti-dilutive during the years ended December 31, 1997 and 1996.

  Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1996 merger with Cupertino National Bancorp at a 0.81522 conversion ratio, the 1997 merger with PBC at a 0.96550 conversion ratio and the 1998 mergers with PRB and PBFC at a total of 950,748 and 298,000 shares, respectively.

 Segment Information

  In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131".) SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


NOTE 2--MERGERS

  On August 31, 1998, PBFC, an asset-based specialty finance company merged with and into the Company. Upon consummation of the merger, the outstanding shares of PBFC were converted into an aggregate of 298,000 shares of the Company's stock. The stock was issued to former PBFC shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

  On May 8, 1998, PRB, the former holding company of Golden Gate, merged with and into the Company. Upon consummation of the merger, the outstanding shares of PRB were converted into an aggregate of 950,748 shares of the Company's stock. The stock was issued to former PRB's sole shareholder in a tax-free exchange accounted for as a pooling-of-interests.

  On December 23, 1997, the Company consummated a merger with PBC. Pursuant to terms of the merger agreement, the Company issued approximately 664,000 shares (approximately 1,328,000 shares, as adjusted to reflect the 2-for-1 stock split) of its common stock in exchange for the outstanding common stock of PBC at an exchange ratio of 0.9655 of the Company's common stock for each share of PBC's common stock. The merger was accounted for as a pooling-of-interests.

  On November 27, 1996, the Company consummated a merger with Cupertino National Bancorp. Pursuant to the terms of the merger agreement, the Company issued approximately 1,586,000 shares (approximately 3,172,000 shares, as adjusted for the 2-for-1 stock split) of its common stock in exchange for the outstanding common stock of Cupertino National Bancorp at an exchange ratio of
0.81522 of the Company's common stock for each share of Cupertino National Bancorp's common stock. The merger was accounted for as a pooling-of-interests.

  The following table sets forth the separate results of operations for Greater Bay, PBC, PRB and PBFC for the periods indicated:

   Year ended December 31,                Net Interest Income Net Income
   -----------------------                ------------------- ----------
                                              (Dollars in thousands)
   1997:
   Greater Bay...........................       $47,776        $10,013
   PRB...................................         4,750            996
   PBFC..................................         1,942            610
                                                -------        -------
     Combined............................       $54,468        $11,619
                                                =======        =======
   1996:
   Greater Bay...........................       $28,824         $3,503
   PBC...................................         6,149          1,835
   PRB...................................         4,039            541
   PBFC..................................         1,492            469
                                                -------        -------
     Combined............................       $40,504         $6,348
                                                =======        =======

  In all mergers, certain reclassifications were made to conform to the Company's financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

  The following table sets forth the composition of the operations of the Company and PBFC, PRB and PBC for the periods indicated.

                                  PBFC              PRB                PBC
                            ---------------- ------------------ ------------------
                            Six months ended Three months ended Nine months ended
                             June 30, 1998     March 31, 1998   September 30, 1997
                            ---------------- ------------------ ------------------
                                            (Dollars in thousands)
   Net interest income:
     Greater Bay Bancorp...     $30,077           $13,366            $27,922
     Acquired entity.......       1,154             1,285              6,851
                                -------           -------            -------
       Combined............     $31,231           $14,651            $34,773
                                =======           =======            =======
   Provision for loan
    losses:
     Greater Bay Bancorp...     $ 2,243           $   866            $ 5,287
     Acquired entity.......         100                70                105
                                -------           -------            -------
       Combined............     $ 2,343           $   936            $ 5,392
                                =======           =======            =======
   Net income:
     Greater Bay Bancorp...     $ 6,628           $ 3,646            $ 6,097
     Acquired entity.......         344                60              2,573
                                -------           -------            -------
       Combined............     $ 6,972           $ 3,706            $ 8,670
                                =======           =======            =======

  The following table sets forth the composition of the combined operations of Mid-Peninsula Bancorp and Cupertino National Bancorp for the period indicated.

                                                            Nine months ended
                                                            September 30, 1996
                                                          ----------------------
                                                          (Dollars in thousands)
   Net interest income:
     Mid-Peninsula Bancorp...............................        $ 8,878
     Cupertino National Bancorp..........................         11,487
                                                                 -------
       Combined..........................................        $20,365
                                                                 =======
   Provision for loan losses:
     Mid-Peninsula Bancorp...............................        $   427
     Cupertino National Bancorp..........................            864
                                                                 -------
       Combined..........................................        $ 1,291
                                                                 =======
   Net income:
     Mid-Peninsula Bancorp...............................        $ 2,373
     Cupertino National Bancorp..........................          1,548
                                                                 -------
       Combined..........................................        $ 3,921
                                                                 =======

  There were no significant transactions between the Company and PBFC, the Company and PRB, the Company and PBC or between Mid-Peninsula Bancorp and Cupertino National Bancorp prior to the mergers. All intercompany transactions have been eliminated.

                              GREATER BAY BANCORP

                  Years Ended December 31, 1998, 1997 and 1996


NOTE 3--INVESTMENT SECURITIES

  The amortized cost and estimated market value of investment securities is summarized below:

                                              As of December 31, 1998
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized  Market
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
   AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations......... $  4,408    $   26     $ --     $  4,434
   U.S. agency notes.................   28,621        20        (2)     28,639
   Mortgage-backed securities........  152,987       988       (60)    153,915
   Tax-exempt securities.............   32,952       563       --       33,515
   Corporate securities..............   35,517        60      (597)     34,980
                                      --------    ------     -----    --------
     Total securities available for
      sale...........................  254,485     1,657      (659)    255,483
                                      --------    ------     -----    --------
   HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations.........    1,764         2        (2)      1,764
   U.S. agency notes.................   25,490       --        (58)     25,432
   Mortgage-backed securities........   27,961        86      (179)     27,868
   Tax-exempt securities.............   25,942       725       (14)     26,653
                                      --------    ------     -----    --------
     Total securities held to
      maturity.......................   81,157       813      (253)     81,717
                                      --------    ------     -----    --------
   Other securities..................    5,654       --        --        5,654
                                      --------    ------     -----    --------
     Total investment securities..... $341,296    $2,470     $(912)   $342,854
                                      ========    ======     =====    ========
                                              As of December 31, 1997
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized  Market
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
   AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations......... $ 10,095    $   52     $  (2)   $ 10,145
   U.S. agency notes.................   38,833        52       (63)     38,822
   Mortgage-backed securities........  102,432       357      (185)    102,604
   Tax-exempt securities.............    7,018       199        (5)      7,212
   Corporate securities..............    7,568        62       --        7,630
                                      --------    ------     -----    --------
     Total securities available for
      sale...........................  165,946       722      (255)    166,413
                                      --------    ------     -----    --------
   HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations.........      501         1       --          502
   U.S. agency notes.................   17,798       182       (12)     17,968
   Mortgage-backed securities........   11,324       177        (2)     11,499
   Tax-exempt securities.............   14,838       492       (53)     15,277
                                      --------    ------     -----    --------
     Total securities held to
      maturity.......................   44,461       852       (67)     45,246
                                      --------    ------     -----    --------
   Other securities..................    2,253       --        --        2,253
                                      --------    ------     -----    --------
     Total investment securities..... $212,660    $1,574     $(322)   $213,912
                                      ========    ======     =====    ========

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  The following table shows amortized cost and estimated market value of the Company's investment securities by year of maturity as of December 31, 1998.

                                          2000     2004
                                         Through  Through   2009 and
                                 1999     2003     2008    Thereafter  Total
                                -------  -------  -------  ---------- --------
                                        (Dollars in thousands) (1)
   AVAILABLE FOR SALE
    SECURITIES:
   U.S. Treasury obligations..  $ 4,308  $   100  $   --    $    --   $  4,408
   U.S. agency notes (2)......   15,829      --    12,792        --     28,621
   Mortgage-backed securities
    (3).......................      --     3,033    8,941    141,013   152,987
   Tax-exempt securities......      --     1,601    4,561     26,790    32,952
   Corporate securities.......    4,016      991      --      30,510    35,517
                                -------  -------  -------   --------  --------
     Total securities
      available for sale......   24,153    5,725   26,294    198,313   254,485
                                =======  =======  =======   ========  ========
   Market value...............  $24,197  $ 5,808  $26,601   $198,877  $255,483
                                =======  =======  =======   ========  ========
   HELD TO MATURITY
    SECURITIES:
   U.S. Treasury obligations..    1,764      --       --         --      1,764
   U.S. agency notes (2)......      --    23,990    1,500        --     25,490
   Mortgage-backed securities
    (3).......................      --       --     7,596     20,365    27,961
   Tax-exempt securities......    1,261    3,598    5,252     15,831    25,942
                                -------  -------  -------   --------  --------
     Total securities held to
      maturity................    3,025   27,588   14,348     36,196    81,157
                                =======  =======  =======   ========  ========
   Market value...............    3,034   27,613    7,528     43,542    81,717
                                =======  =======  =======   ========  ========
   COMBINED INVESTMENT
    SECURITIES PORTFOLIO:
   Total investment
    securities................  $27,178  $33,313  $40,642   $234,509  $335,642
                                =======  =======  =======   ========  ========
   Total market value.........  $27,231  $33,421  $34,129   $242,419  $337,200
                                =======  =======  =======   ========  ========
   Weighted average yield-
    total portfolio...........     5.73%    5.74%    5.25%      6.84%     6.23%

  --------
  (1) Other securities are comprised of equity investments and have no stated maturity and therefore are excluded from this table.
  (2) Certain notes issued by U.S. Agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
  (3) Mortgage-backed securities are shown at contractual maturity; however, the average life of these mortgage-backed securities may differ due to principal prepayments.

  Investment securities with a carrying value of $104.2 million and $34.9 million were pledged to secure deposits, borrowings and for other purposes as required by law or contract at December 31, 1998 and 1997, respectively.

  Investments in the FRB and the FHLB are required in order to maintain membership and support activity levels.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  Proceeds and realized losses and gains on sales of investment securities for the years ended December 31, 1998, 1997 and 1996 are presented below:

                                                     1998    1997     1996
                                                   -------- -------  -------
                                                    (Dollars in thousands)
   Proceeds from sale of available for sale
    securities.................................... $195,863 $14,598  $31,430
   Available for sale securities-gains (losses)
    (1)........................................... $    374 $    (5) $  (255)

  --------
  (1) Includes $466,000 of charges in 1996 to conform accounting practices, which is included in merger and other related nonrecurring costs.

NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

  The following summarizes the activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                      (Dollars in thousands)
   Balance, January 1................................ $16,394  $10,136  $ 6,683
     Provision for loan losses (1)...................   6,218    8,137    3,394
     Loan charge-offs................................  (1,420)  (1,939)    (586)
     Recoveries......................................     112       60      645
                                                      -------  -------  -------
   Balance, December 31.............................. $21,304  $16,394  $10,136
                                                      =======  =======  =======

  --------
  (1) Includes $183,000, $1.4 million and $800,000 of charges in 1998, 1997 and 1996, respectively, to conform accounting practices for the Banks' reserve methodologies and is included in merger and related nonrecurring costs in the consolidated statements of operations.

  The following table sets forth nonperforming loans as of December 31, 1998, 1997 and 1996. Nonperforming loans are defined as loans which are on nonaccrual status, loans which have been restructured, and loans which are 90 days past due but are still accruing interest. Interest income foregone on nonperforming loans outstanding at year end totaled $114,000, $479,000, and $633,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income recognized on the nonperforming loans approximated $80,000, $206,000, and $508,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in thousands)
   Nonaccrual loans.................................... $ 1,858 $ 2,971 $ 4,616
   Accruing loans past due 90 days or more.............     --      158   1,237
   Restructured loans..................................     327   1,062   1,828
                                                        ------- ------- -------
   Total nonperforming loans........................... $ 2,185 $ 4,191 $ 7,681
                                                        ======= ======= =======

  At December 31, 1998 and 1997, the recorded investment in loans, for which impairment has been recognized in accordance with SFAS No. 114 and No. 118, was approximately $1.9 million and $2.8 million, respectively, with corresponding valuation allowances of $696,000 and $568,000, respectively. For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was approximately $3.3 million and $4.4 million, respectively. The Company did not recognize interest income on impaired loans during the twelve months ended December 31, 1998, 1997 and 1996.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  The Company had $327,000 and $1,062,000 of restructured loans as of December 31, 1998 and 1997, respectively. Principal reduction concessions totaling $387,000 were permitted on restructured loans during the year ended December 31, 1997. There were no principal reduction concessions allowed on restructured loans during 1998. Interest income from restructured loans totaled $16,000, $82,000 and $317,000 for the years ended December 31, 1998, 1997 and 1996. Foregone interest income, which totaled $11,000, $10,000 and $8,000 for the years ended December 31, 1998, 1997 and 1996 would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

NOTE 5--OTHER REAL ESTATE OWNED

  At December 31, 1998 and 1997, other real estate owned ("OREO") consisted of properties acquired through foreclosure with a carrying value of $966,000 and $1.3 million, respectively. These balances are included in interest receivable and other assets in the accompanying consolidated balance sheets. There was no allowance for estimated losses.

  The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 1998, 1997 and 1996.

                                                      1998      1997     1996
                                                     -------  --------  -------
                                                      (Dollars in thousands)
   Real estate operations, net...................... $    77  $    247  $   190
   Gain on sale of other real estate owned..........      (1)     (124)     (15)
   Provision for estimated losses...................     --         54      --
                                                     -------  --------  -------
   Net loss from other real estate operations....... $    76  $    177  $   175
                                                     =======  ========  =======

NOTE 6--PROPERTY, PREMISES AND EQUIPMENT

  Property, premises and equipment at December 31, 1998 and 1997 are composed of the following:

                                                                1998     1997
                                                               -------  -------
                                                                  (Dollars
                                                                in thousands)
   Land....................................................... $   417  $   417
   Building and premises......................................   1,561    1,377
   Leasehold improvements.....................................   4,703    4,771
   Furniture and equipment....................................   9,794    7,951
   Automobiles................................................     124      123
                                                               -------  -------
     Total....................................................  16,599   14,639
   Accumulated depreciation and amortization..................  (5,638)  (6,141)
                                                               -------  -------
     Premises and equipment, net.............................. $10,961  $ 8,498
                                                               =======  =======

  Depreciation and amortization amounted to $2.1 million, $1.9 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


NOTE 7--DEPOSITS

  Deposits as of December 31, 1998 and 1997 are as follows:

                                                             1998       1997
                                                          ---------- ----------
                                                                (Dollars
                                                              in thousands)
   Demand, noninterest-bearing........................... $  268,448 $  219,495
   MMDA, NOW and Savings.................................    854,392    627,475
   Time certificates, $100,000 and over..................    168,075    183,147
   Other time certificates...............................     51,577     41,031
                                                          ---------- ----------
     Total deposits...................................... $1,342,492 $1,071,148
                                                          ========== ==========

  The following table sets forth the maturity distribution of time certificates of deposit at December 31, 1998.

                                                  December 31, 1998
                            -------------------------------------------------------------
                                                     Seven to One to    More
                            Three months Four to six  twelve  three     than
                              or less      months     months  years  three years  Total
                            ------------ ----------- -------- ------ ----------- --------
                                               (Dollars in thousands)
   Time deposits, $100,000
    and over...............   $123,309     $27,502   $13,930  $3,334    $--      $168,075
   Other time deposits.....     25,231      11,717    10,222   4,375      32       51,577
                              --------     -------   -------  ------    ----     --------
     Total.................   $148,540     $39,219   $24,152  $7,709    $ 32     $219,652
                              ========     =======   =======  ======    ====     ========

  At December 31, 1998 and 1997, the Company held $89.6 million and $88.1 million, respectively from a single depositor. Due to the uncertainty of the time the deposit will remain outstanding, management has invested a significant portion in agency securities with maturities of less than 90 days.

NOTE 8--COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

  GBB Capital I and GBB Capital II (the "Trusts") are Delaware business trusts wholly-owned by Greater Bay and were formed for the purpose of issuing Company Obligated Manditorily Redeemable Preferred Securities of Subsidiary Trusts Holding Soley Junior Subordinated Debentures ("TPS"). The TPS are individually described below. Interest on the TPS are payable quarterly and is deferrable, at the option of the Company, for up to five years. Following the issuance of each TPS, the Trusts used the proceeds from the TPS offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Greater Bay. The Debentures bear the same terms and interest rates as the related TPS. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trusts. Under applicable regulatory guidelines, a portion of the TPS will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital.

  On March 30, 1997, GBB Capital I completed a public offering of 800,000 shares of 9.75% Cumulative Trust Preferred Securities ("TPS I") in an aggregate amount of $20.0 million. The TPS I accrue interest at an annual rate of 9.75% on the $20.0 million liquidation amount of $25 per share of TPS I. The TPS I are mandatorily redeemable, in whole or in part, upon repayment of the Debentures at their stated maturity of April 1, 2027 or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company, on or after April 1, 2002, in whole at any time or in part from time to time.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  On August 12, 1998, GBB Capital II completed an offering of 30,000 shares of Floating Rate Trust Preferred Securities, Series A ("the Series A Securities") in an aggregate amount of $30.0 million. The Series A Securities issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act. In November 1998, the Company, through GBB Capital II, completed an offer to exchange the Series A Securities for a like amount of its registered Floating Rate Trust Preferred Securities, Series B ("TPS II"). The exchange offer was conducted in accordance with the terms of the initial issuance of the Series A Securities. The TPS II accrue interest at a variable rate of interest, initially at 7.1875%, on the liquidation amount of $1,000 per share of TPS II. The interest rate resets quarterly and is equal to 3-month LIBOR plus 150 basis points. As part of this transaction, the Company concurrently entered into an interest rate swap to fix the cost of the offering at 7.55% for 10 years (see note 10). The TPS II are mandatorily redeemable, in whole or in part, upon repayment of the Debentures at their stated maturity of September 15, 2028 or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company, on or after September 15, 2008, in whole at any time or in part from time to time.

  The total amount of TPS outstanding at December 31, 1998 and 1997 was $50.0 million and $20.0 million, respectively and the dividends paid on TPS was $2.8 million and $1.5 million in 1998 and 1997, respectively.

NOTE 9--BORROWINGS

  Other borrowings are detailed as follows:

                                                          1998        1997
                                                       ----------- -----------
                                                       (Dollars in thousands)
   Other borrowings:
     Short term borrowings:
       Securities sold under agreements to
        repurchase.................................... $       --  $    19,480
       Other short term notes payable.................         135       2,675
       Advances under credit line.....................         --        7,750
                                                       ----------- -----------
         Total short term borrowings..................         135      29,905
                                                       ----------- -----------
   Long term borrowings:
     Securities sold under agreements to repurchase...      50,000         --
     FHLB advances....................................      20,000         --
     Promissory notes.................................       2,450       2,450
                                                       ----------- -----------
         Total other long term borrowings.............      72,450       2,450
                                                       ----------- -----------
   Total other borrowings............................. $    72,585 $    32,355
                                                       =========== ===========
   Subordinated notes, due September 15, 2005......... $     3,000 $     3,000
                                                       ----------- -----------
   Total subordinated debt............................ $     3,000 $     3,000
                                                       =========== ===========

  During the years ended December 31, 1998 and 1997, the average balance of securities sold under short term agreements to repurchase was $11,648,000 and $5,278,000, respectively, and the average interest rates during those periods were 5.35% and 5.71%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase. The maximum outstanding at any month end was $30.2 million and $19.5 million for the years ended December 31, 1998 and 1997 respectively.

  During the years ended December 31, 1998 and 1997, the average balance of federal funds purchased was $293,000 and $1,523,000, respectively, and the average interest rates during those periods were 5.53% and 5.32%,

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

respectively. There were no such balances outstanding at December 31, 1998 or 1997. The maximum amount outstanding at any month end was $0 and $9.2 million for the years ended December 31, 1998 and 1997 respectively.

  The Company has sold securities under long term agreements to repurchase which mature in the year 2003 and have an average interest rate of 5.21%. The counterparties to these agreements have put options which give them the right to demand early repayment. As of December 31, 1998, $40.0 million of these borrowings are subject to early repayment beginning in 1999 and $10.0 million are subject to early repayment beginning in 2000.

  The FHLB advances will mature in the year 2003 and have an average interest rate of 5.13%. The advances are collateralized by securities pledge to the FHLB. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment beginning in 1999.

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

NOTE 10--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  The Company currently uses a single interest-rate swap to convert its floating-rate debt (the TPS II) to fixed rates. This swap was entered into concurrently with the issuance of the debt being hedged. This swap is accounted for as a cash flow hedge under SFAS No. 133. This swap possesses a term equal to the non-callable term of the debt, with a fixed pay rate and a receive rate indexed to rates paid on the debt and a notional amount equal to the amount of the debt being hedged. As the specific terms and notional amount of the swap exactly match those of the debt being hedged the Company meets the "no ineffectiveness" criteria of SFAS No. 133. As such the swap is assumed to be 100% effective and all changes in the market value of the hedge are recorded in other comprehensive income with no impact on the income statement for any ineffective portion. As of December 31, 1998, the unrealized loss on the cash flow hedge was $677,000, net of income taxes, which was included in the balance of accumulated other comprehensive income. The floating rate TPS II combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized loss on the cash flow hedge approximated the unrealized loss the Company would have incurred if it had issued a fixed rate debt instrument. Under current accounting practices, as required by SFAS No. 133, the Company was required to record the unrealized loss on the synthetic fixed rate debt instrument, but it would not have been required to record an unrealized loss if it had issued fixed rate debt.

  The notional amount of the swap is $30.0 million with a term of 10 years expiring on September 15, 2008. The Company intends to use the swap as a hedge of the related debt for 10 years. The periodic settlement date of the swap results in the reclassifying as earnings the gains or losses that are reported in accumulated comprehensive income. For the year ended December 31, 1998 the Company recognized a net settlement expense of $55,000 for the swap. The estimated net amount of the existing losses at December 31, 1998 that is expected to be reclassified as earnings within the next twelve months, assuming no change in interest rates, would be approximately $147,000, net of taxes. For the years ended December 31, 1997 and 1996, the Company did not have any derivative instruments.

  The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


NOTE 11--INCOME TAXES

  Income tax expense was comprised of the following for the years ended December 31, 1998, 1997 and 1996:

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                      (Dollars in thousands)
   Current:
     Federal......................................... $ 7,537  $ 8,248  $ 4,276
     State...........................................   2,721    2,426    1,084
                                                      -------  -------  -------
       Total current.................................  10,258   10,674    5,360
   Deferred:
     Federal.........................................  (2,255)  (3,243)  (1,244)
     State...........................................    (627)    (957)    (138)
                                                      -------  -------  -------
       Total deferred................................  (2,882)  (4,200)  (1,382)
                                                      -------  -------  -------
       Total expense................................. $ 7,376  $ 6,474  $ 3,978
                                                      =======  =======  =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                 Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 1998     1997
                                                                -------  ------
                                                                 (Dollars in
                                                                  thousands)
   Loan loss reserves.......................................... $ 7,301  $5,061
   State income taxes..........................................   2,276   1,943
   Deferred compensation.......................................   1,380     997
   Net operating losses........................................     167     336
   Unrealized gains............................................      70    (247)
   Purchase accounting adjustments.............................      22      72
   Accumulated depreciation....................................       5      61
   Other.......................................................    (237)   (445)
                                                                -------  ------
     Net deferred tax asset.................................... $10,984  $7,778
                                                                =======  ======

  Management believes that the Company will fully realize its total deferred income tax assets as of December 31, 1998 based upon the Company's recoverable taxes from prior carryback years, its total deferred income tax liabilities and its current level of operating income.

  At December 31, 1998, the Company had a federal tax net operating loss carryforward of approximately $478,000 expiring in years 2010, 2011, and 2012.

  Under provisions of the United States income tax laws these loss carryovers are subject to limitation due to the acquisition of Pacific Rim Bancorporation in 1998. Management does not believe that these limitations will prevent the realization of the benefit of the loss carryovers during the carryover periods.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 1998, 1997 and 1996:

                                                           Years Ended
                                                           December 31,
                                                          ------------------
                                                          1998   1997   1996
                                                          ----   ----   ----
                                                           (Dollars in
                                                            thousands)
   Statutory federal tax rate............................ 35.0%  35.0%  35.0%
   California franchise tax expense, net of federal
    income tax benefit...................................  5.7%   6.2%   7.1%
   Tax exempt income..................................... (2.6)% (2.0)% (4.2)%
   Nondeductible merger costs, net....................... (0.4)%  0.0%   2.6%
   Contribution of appreciated securities................ (2.0)%  0.0%   0.0%
   Other, net............................................ (4.9)% (3.4)% (2.0)%
                                                          ----   ----   ----
     Effective income tax rate........................... 30.8%  35.8%  38.5%
                                                          ====   ====   ====

NOTE 12--OPERATING EXPENSES

  Merger and other related nonrecurring costs for the years ended December 31, 1998, 1997 and 1996 were comprised of the following:

                                                            1998   1997   1996
                                                           ------ ------ ------
                                                               (Dollars in
                                                                thousands)
   Financial advisory and professional fees............... $1,101 $1,083 $1,000
   Charges to conform accounting practices................    183  1,350  1,266
   Other costs............................................  1,377    900    525
                                                           ------ ------ ------
     Total................................................ $2,661 $3,333 $2,791
                                                           ====== ====== ======

  Other costs include severance and other compensation expenses, charges for the write-off of assets retired as a result of the merger, and other expenses including printing costs and filing fees.

  In July 1995, the Company settled a lawsuit of $1.1 million, net of tax. The Company recovered those losses through insurance coverage for this settlement in 1997. However, due to the uncertainty associated with the recovery, the Company reflected the settlement expense as a charge to 1995 earnings, and the associated recovery in 1997 as a recovery to earnings.

  Other expenses for the years ended December 31, 1998, 1997 and 1996 were comprised of the following:

                                                           1998    1997   1996
                                                          ------- ------ ------
                                                               (Dollars in
                                                               thousands)
   Telephone, postage and supplies....................... $ 1,775 $1,383 $1,163
   Legal and other professional fees.....................   1,597  1,808  1,730
   Marketing and promotion...............................   1,203  1,237    989
   Directors fees........................................     559    657    515
   Client services.......................................     544    444    462
   Data processing.......................................     430    478    514
   Insurance.............................................     339    313    225
   FDIC insurance and regulatory assessments.............     338    285    148
   Other real estate owned...............................      76    177    175
   Other.................................................   2,919  1,980  2,318
                                                          ------- ------ ------
                                                            9,780  8,762  8,239
   Contribution to GBB Foundation........................   1,341    --     --
                                                          ------- ------ ------
     Total............................................... $11,121 $8,762 $8,239
                                                          ======= ====== ======

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


NOTE 13--EMPLOYEE BENEFIT PLANS

 Stock Option Plan

  On November 19, 1997, the Company's shareholders approved an amendment of the Greater Bay Bancorp 1996 Stock Option Plan (the "Bancorp Plan"), to increase by 912,652 the number of shares of Greater Bay stock issuable under the Bancorp Plan. This was done to accommodate the increased number of eligible employees as a result of the merger with PBC.

  Effective November 27, 1996, the Company's shareholders approved the original Bancorp Plan and authorized an increase in the number of shares previously available for issuance under the Mid-Peninsula Bancorp Plan from 914,074 to 1,503,128 shares to accommodate the merger of Mid-Peninsula Bancorp and Cupertino National Bancorp. Under the terms of the merger, all stock option plans of Cupertino National Bancorp and Mid-Peninsula Bancorp were terminated at the time of the merger and all outstanding options from these plans were assumed by the Bancorp Plan. Outstanding options from the Mid-Peninsula Bancorp plan of 432,652 and outstanding options from the Cupertino National Bancorp plan of 502,146 (converted at a ratio of 0.81522) were assumed by the Bancorp Plan.

  Options issued under the Bancorp Plan may be granted to employees and nonemployee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company's stock on the date of grant. The term of an option may not exceed 10 years and generally vest over a five year period.

  At December 31, 1998 the total authorized shares issuable under the Bancorp Plan was approximately 2,260,000 shares and the number of shares available for future grants was approximately 715,000 shares.

  All shares amounts have been restated to reflect the 2-for-1 stock split declared for shareholders of record as of April 30, 1998.

 Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair market value method. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 fair value methodology. The Company implemented the requirements of SFAS No. 123 in 1996 and has elected to adopt the disclosure provisions of this statement.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  At December 31, 1998, the Company had one stock option plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting the Bancorp Plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below (the following reflects the impact of the 2-for-1 stock split):

                                                            December 31,
                                                      --------------------------
                                                        1998     1997    1996
                                                      -------- -------- --------
                                                       (Dollars in thousands,
                                                      except per share amounts)
   Net Income:
     As reported..................................... $ 16,578 $ 11,619 $ 6,348
     Pro forma....................................... $ 15,778 $ 11,210 $ 6,107
   Basic net income per share
     As reported..................................... $   1.75 $   1.26 $  0.72
     Pro forma....................................... $   1.66 $   1.22 $  0.69
   Diluted net income per share
     As reported..................................... $   1.62 $   1.17 $  0.67
     Pro forma....................................... $   1.54 $   1.13 $  0.65

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively; dividend yield of 1.75%, 1.8% and 2.0%; expected volatility of 39.84%, 22.9% and 19.3%; risk free rates of 4.54%, 6.3% and 6.0%. No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

  A summary of the Company's stock option plan as of December 31, 1998, 1997, and 1996 and changes during the years ended on those dates is presented below (as adjusted for the 2 for 1 stock split):

                                      1998                   1997                   1996
                             ---------------------- ---------------------- ----------------------
                                        Weighted               Weighted               Weighted
                             Shares     Average     Shares     Average     Shares     Average
                             (000's) Exercise Price (000's) Exercise Price (000's) Exercise Price
                             ------- -------------- ------- -------------- ------- --------------
   Outstanding at beginning
    of year................   1,390      $11.27      1,316      $ 7.62      1,242      $ 5.46
   Granted.................     558       31.29        312       24.11        482       10.12
   Exercised...............    (241)       7.15       (217)       4.92       (376)       3.95
   Forfeited...............     (65)      16.39        (21)       5.27        (32)       6.03
                              -----      ------      -----      ------      -----      ------
   Outstanding at end of
    year...................   1,642       17.83      1,390       11.27      1,316        7.62
                              =====      ======      =====      ======      =====      ======
   Options exercisable at
    year-end...............     676        8.63        750        6.97        624        6.32
                              =====      ======      =====      ======      =====      ======
   Weighted average fair
    value of options
    granted during the
    year...................              $11.63                 $ 6.31                 $ 2.87
                                         ======                 ======                 ======

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  The following table summarizes information about stock options outstanding at December 31, 1998 (as adjusted for the 2-for-1 stock split).

                                  Options Outstanding                     Options Exercisable
                  --------------------------------------------------- ----------------------------
                    Number                                              Number
     Exercise     Outstanding Weighted Average    Weighted Average    Exercisable Weighted Average
    Price Range     (000's)    Exercise Price  Remaining Life (years)   (000's)    Exercise Price
   -------------  ----------- ---------------- ---------------------- ----------- ----------------
   $ 3.06-$ 4.68       71          $ 3.75               1.4                71          $ 3.75
   $ 4.86-$ 9.38      512            6.78               5.7               426            6.57
   $10.88-$17.00      221           11.34               7.8               121           11.49
   $17.13-$25.00      286           24.26               9.0                58           24.27
   $25.38-$30.00       78           27.85               9.4               --              --
   $31.50-$38.50      474           33.61               9.9               --              --

 401(k) Savings Plan

  The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the plan. The Company matches the employees contributions at a rate set by the Board of Directors (currently 62.5% of the first 8% of deferral of an individual's total compensation). The matching contribution vests ratably over the first four years of employment. The Company has merged the 401(k) plans of PBC and Golden Gate into the Company's plan.

  For the years ended December 31, 1998, 1997 and 1996, the Company contributed $812,000, $672,000 and $379,000, respectively to the 401(k) plans.

 Employee Stock Purchase Plan

  The Company has established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code which allows eligible employees to set aside up to 15% of their compensation toward the purchase of the Company's stock for an aggregate total of 267,868 shares. Under the plan the purchase price is 85% of the lower of the fair market value at the beginning or end of each three month offering period. During 1998, employees purchased 29,670 shares of common stock for an aggregate purchase price of $656,000 compared to the purchase of 30,320 shares of common stock for an aggregate purchase price of $347,000 in 1997 and 21,264 shares of common stock for an aggregate purchase price of $137,000 in 1996. There were 104,646 shares remaining in the plan available for purchase by employees at December 31, 1998.

  All shares amounts have been restated to reflect the 2-for-1 stock split declared to shareholders of record as of April 30, 1998.

 Supplemental Employee Compensation Benefits Agreements

  The Company has entered into supplemental employee compensation benefits agreements with certain executive and senior officers. Under these agreements, the Company is generally obligated to provide for each such employee or their beneficiaries, during a period of up to 15 to 20 years after the employee's death, disability or retirement, annual benefits as defined in each specific agreement. The estimated present value of future benefits to be paid is being accrued over the vesting period of the participants. Expenses accrued for this plan for the years ended December 31, 1998, 1997 and 1996 totaled $540,000, $503,000 and $310,000, respectively. The related accumulated accrued liability of at December 31, 1998 is approximately $2.2 million. Depending on the agreement, the Company and the employees are beneficiaries of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1998 and 1997, the Company's cash surrender value of these policies was approximately $32.0 million and $9.4 million, respectively and is included in other assets.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


 Deferred Compensation Plan

  Effective November 19, 1997, the Company adopted the Greater Bay Bancorp 1997 Elective Deferral Compensation Plan (the "Deferred Plan") that allows eligible officers and directors of the Company to defer a portion of their bonuses, director fees and other compensation. The deferred compensation will earn interest calculated annually based on a short-term interest reference rate. All participants are fully vested at all times in their contributions to the Deferred Plan. At December 31, 1998, $834,000 of deferred compensation under this plan is included in other liabilities in the accompanying consolidated balance sheets.

  Additionally, under deferred compensation agreements that were established at PBC prior to its merger with the Company, there was approximately $1.1 million of deferred compensation which is included in other liabilities.

 Change of Control

  In the event of a change in control, the supplemental employee compensation benefits agreements with certain executive and senior officers may require payments to be made by the Company that are currently not recognized in the accompanying consolidated financial statements.

NOTE 14--RELATED PARTY TRANSACTIONS

  Loans made to executive officers, directors and their affiliates, are made subject to approval by the Directors' Loan Committee and the Board of Directors. An analysis of total loans to related parties for the years ended December 31, 1998 and 1997 is shown below:

                                                           1998         1997
                                                        -----------  -----------
                                                        (Dollars in thousands)
   Balance, January 1.................................. $    16,309  $   10,374
   Additions...........................................      32,729      15,658
   Repayments..........................................     (12,376)     (9,723)
                                                        -----------  ----------
   Balance, December 31................................ $    36,662  $   16,309
                                                        ===========  ==========
   Undisbursed commitments, at year end................ $     5,707  $    8,296
                                                        ===========  ==========

NOTE 15--COMMITMENTS AND CONTINGENT LIABILITIES

 Lease Commitments

  The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all noncancelable operating leases as of December 31, 1998 are below:

                                                                    Years Ended
                                                                    December 31,
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
   1999............................................................   $ 3,515
   2000............................................................     3,597
   2001............................................................     3,629
   2002............................................................     3,152
   2003............................................................     1,871
   Thereafter......................................................     8,864
                                                                      -------
     Total.........................................................   $24,628
                                                                      =======

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


  The Company subleases that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 1998, 1997, and 1996 was $607,000, $882,000, and $309,000, respectively. Gross rental expense for the years ended December 31, 1998, 1997, and 1996 was $3.0 million, $2.8 million, and $2.0 million, respectively.

 Other Commitments and Contingent Liabilities

  In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. Commitments to fund loans were $488.1 million and $332.9 million and standby letters of credit were $16.3 million and $15.1 million, at December 31, 1998 and 1997, respectively. The Company's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1998, no losses are anticipated as a result of these commitments.

  Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $xx million of these commitments relate to real estate construction and land loans and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

  Stand-by letters of credit are conditional commitments written by the Banks to guarantee the performance of a client to a third party. These guarantees are issued primarily related to purchases of inventory by the Banks' commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients, and the Banks accordingly use evaluation and collateral requirements similar to those for loan commitments.

  In the ordinary course of business there are various assertions, claims and legal proceedings pending against the Company. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 16--SHAREHOLDERS' RIGHTS PLAN

  In 1998 Greater Bay adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

  In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on November 28, 1998. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $145.00 upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board, each right enables its holder (other than the acquirer) to purchase the Preferred Stock at 50% of the market price. Further, in the event the Company is acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for common shares of the Company. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

  The rights can be exercised and separate rights certificates distributed only if any of the following events occur: acquisition by a person of 10% or more of the Company's common share; a tender offer for 10% or more of the

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

Company's common shares; or ownership of 10% or more of the Company's common shares by a shareholder whose actions are likely to have a material adverse impact on the Company or shareholder interests. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

NOTE 17--REGULATORY MATTERS

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

  Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum capital amounts and ratios (as defined in the regulations) and are set forth in the table below. At December 31, 1998 and 1997 the Company and the Banks met all capital adequacy requirements to which they are subject.

  As of December 31, 1998, the most recent notification from the regulators categorized the Company and the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that determination that management believes have changed the institution's category. The Company and the Bank's actual 1998 and 1997 capital amounts and ratios are as follows:

                              GREATER BAY BANCORP

                  Years Ended December 31, 1998, 1997 and 1996


                                           As of December 31, 1998
                                  --------------------------------------------
                                                                  To Be Well
                                                                  Capitalized
                                                                 Under Prompt
                                                   For Capital    Corrective
                                                    Adequacy        Action
                                      Actual        Purposes      Provisions
                                  --------------  -------------  -------------
                                   Amount  Ratio  Amount  Ratio  Amount  Ratio
                                  -------- -----  ------- -----  ------- -----
                                            (Dollars in thousands)
Total Capital (To Risk Weighted
 Assets):
  Greater Bay Bancorp...........  $161,103 12.94% $99,627 8.00%            N/A
  Cupertino National Bank.......    59,224 10.12   46,822 8.00   $58,527 10.00%
  Golden Gate Bank..............    10,194 11.01    7,406 8.00     9,257 10.00
  Mid-Peninsula Bank............    47,111 11.51   32,747 8.00    40,934 10.00
  Peninsula Bank of Commerce....    18,256 12.37   11,809 8.00    14,761 10.00
Tier 1 Capital (To Risk Weighted
 Assets):
  Greater Bay Bancorp...........  $123,287  9.90% $49,813 4.00%            N/A
  Cupertino National Bank.......    48,845  8.35   23,411 4.00   $35,116  6.00%
  Golden Gate Bank..............     9,036  9.76    3,703 4.00     5,554  6.00
  Mid-Peninsula Bank............    41,990 10.26   16,373 4.00    24,560  6.00
  Peninsula Bank of Commerce....    16,408 11.12    5,904 4.00     8,857  6.00
Tier 1 Capital/Leverage (To
 Average Assets):
  Greater Bay Bancorp...........  $123,287  7.81% $63,132 4.00%            N/A
  Cupertino National Bank.......    48,845  7.47   26,138 4.00   $32,673  5.00%
  Golden Gate Bank..............     9,036  6.89    5,243 4.00     6,554  5.00
  Mid-Peninsula Bank............    41,990  7.91   15,927 3.00    26,544  5.00
  Peninsula Bank of Commerce....    16,408  6.93    9,759 4.00    12,198  5.00
                                           As of December 31, 1997
                                  --------------------------------------------
                                                                  To Be Well
                                                                  Capitalized
                                                                 Under Prompt
                                                   For Capital    Corrective
                                                    Adequacy        Action
                                      Actual        Purposes      Provisions
                                  --------------  -------------  -------------
                                   Amount  Ratio  Amount  Ratio  Amount  Ratio
                                  -------- -----  ------- -----  ------- -----
                                            (Dollars in thousands)
Total Capital (To Risk Weighted
 Assets):
  Greater Bay Bancorp...........  $110,595 12.31% $71,882 8.00%            N/A
  Cupertino National Bank.......    40,201 10.03   32,118 8.00   $40,147 10.00%
  Golden Gate Bank..............     9,408 12.80    5,878 8.00     7,347 10.00
  Mid-Peninsula Bank............    34,727 11.88   23,416 8.00    29,269 10.00
  Peninsula Bank of Commerce....    15,252 14.33    8,525 8.00    10,657 10.00
Tier 1 Capital (To Risk Weighted
 Assets):
  Greater Bay Bancorp...........  $ 96,316 10.72% $35,941 4.00%            N/A
  Cupertino National Bank.......    32,126  8.02   16,059 4.00   $24,088  6.00%
  Golden Gate Bank..............     8,523 11.60    2,939 4.00     4,408  6.00
  Mid-Peninsula Bank............    31,064 10.63   11,708 4.00    17,562  6.00
  Peninsula Bank of Commerce....    13,917 13.08    4,263 4.00     6,394  6.00
Tier 1 Capital/Leverage (To
 Average Assets):
  Greater Bay Bancorp...........  $ 96,316  8.40% $45,873 4.00%            N/A
  Cupertino National Bank.......    32,126  7.08   18,189 4.00   $22,737  5.00%
  Golden Gate Bank..............     8,523  9.30    3,666 4.00     4,582  5.00
  Mid-Peninsula Bank............    31,064  8.54   10,935 3.00    18,225  5.00
  Peninsula Bank of Commerce....    13,917  6.65    8,401 4.00    10,501  5.00

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


NOTE 18--RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

  Total dividends which may be declared by the Banks without receiving prior approval from regulatory authorities are limited to the lesser of the Banks' retained earnings or the net income of the Banks for the latest three fiscal years, less dividends previously declared during that period.

  The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to Greater Bay unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of the Bank's shareholders' equity, or a maximum of $9.3 million at December 31, 1998. No such advances were made during 1998 or exist as of December 31, 1998.

NOTE 19--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

  The financial statements of Greater Bay Bancorp (parent company only) are presented below:

                      Parent Company Only--Balance Sheets

                                                               December 31,
                                                             ------------------
                                                               1998     1997*
                                                             --------  --------
                                                                 (Dollars
                                                               in thousands)
   Assets:
   Cash and cash equivalents................................ $  5,284  $  4,804
   Investment in subsidiaries...............................  118,601    86,592
   Other investments........................................   17,936     5,717
   Subordinated debentures issued by subsidiary.............    3,000     3,000
   Other assets.............................................    8,834     3,198
                                                             --------  --------
       Total assets......................................... $153,655  $103,311
                                                             ========  ========
   Liabilities and shareholders' equity:
   Subordinated debt........................................ $ 54,547  $ 23,618
   Other liabilities........................................    6,432     3,153
                                                             --------  --------
   Total liabilities........................................   60,979    26,771
   Shareholders' equity:
     Common stock...........................................   57,283    52,269
     Accumulated other comprehensive income.................      (96)      223
     Retained earnings......................................   35,489    24,048
                                                             --------  --------
       Total shareholders' equity...........................   92,676    76,540
                                                             --------  --------
       Total liabilities and shareholders' equity........... $153,655  $103,311
                                                             ========  ========

  --------
  * Restated on a historical basis to reflect the mergers with Pacific Rim Bancorporation and Pacific Business Funding Corporation.

                              GREATER BAY BANCORP

                  Years Ended December 31, 1998, 1997 and 1996


                     Parent Company Only--Income Statements

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1998     1997*     1996*
                                                   --------  --------  -------
                                                    (Dollars in thousands)
   Income:
     Interest income.............................  $    969  $    389  $   531
     Other income................................        47        27      142
                                                   --------  --------  -------
       Total.....................................     1,016       416      673
                                                   --------  --------  -------
   Provision for loan losses.....................       --        --       113
   Expenses:
     Interest expense............................     3,195     1,458      --
     Salaries....................................     8,908     5,978      135
     Occupancy and equipment.....................     1,966     1,154      461
     Other expenses..............................     5,242     2,532    1,651
     Less: rentals and fees received from Banks..   (15,866)  (10,201)    (460)
                                                   --------  --------  -------
       Total.....................................     3,445       921    1,787
                                                   --------  --------  -------
   Loss before taxes and equity in undistributed
    net income of subsidiaries...................    (2,429)     (505)  (1,227)
   Income tax expense............................    (1,616)     (249)      21
                                                   --------  --------  -------
   Income (loss) before equity in undistributed
    net income of subsidiaries...................      (813)     (256)  (1,248)
                                                   --------  --------  -------
   Equity in undistributed net income of
    subsidiaries.................................    17,391    11,875    7,596
                                                   --------  --------  -------
   Net income....................................  $ 16,578  $ 11,619  $ 6,348
                                                   ========  ========  =======

--------
* Restated on a historical basis to reflect the mergers with Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation.

                              GREATER BAY BANCORP

                  Years Ended December 31, 1998, 1997 and 1996

                 Parent Company Only--Statements of Cash Flows

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1998     1997*     1996*
                                                   --------  --------  -------
                                                    (Dollars in thousands)
   Cash flows-operating activities
   Net income....................................  $ 16,578  $ 11,619  $ 6,348
   Reconciliation of net income to net cash from
    operations:
     Equity in undistributed net income of
      subsidiaries...............................   (17,391)  (11,875)  (7,596)
     Provision for loan losses...................       --        --       113
     Net change in other assets..................    (4,678)   (1,601)     271
     Net change in other liabilities.............     2,128     2,524      142
                                                   --------  --------  -------
   Operating cash flow, net......................    (3,363)      667     (722)
                                                   --------  --------  -------
   Cash flows-investing activities
   Purchases of available for sale securities....   (84,130)   (8,293)     --
   Proceeds from sale and maturities of available
    for sale securities..........................    71,940     3,156      --
   Proceeds from sale of OREO....................       407       --       --
   Principal repayment of loans receivable.......       --        --       113
   Dividends from subsidiaries...................     3,249     3,617      769
   Capital contribution to the subsidiaries......   (17,500)  (13,818)  (1,003)
                                                   --------  --------  -------
   Investing cash flows, net.....................   (26,034)  (15,338)    (121)
                                                   --------  --------  -------
   Cash flows-financing activities
   Proceeds from issuance of subordinated debt...    30,000    20,618      --
   Proceeds from exercise of stock options and
    employees stock purchases....................     5,014     2,193    1,954
   Payment of cash dividends.....................    (5,137)   (3,986)  (2,311)
                                                   --------  --------  -------
   Financing cash flows, net.....................    29,877    18,825     (357)
                                                   --------  --------  -------
   Net increase in cash and cash equivalents.....       480     4,154   (1,200)
   Cash and cash equivalents at the beginning of
    the year.....................................     4,804       650    1,850
                                                   --------  --------  -------
   Cash and cash equivalents at end of the year..  $  5,284  $  4,804  $   650
                                                   ========  ========  =======

--------
* Restated on a historical basis to reflect the mergers with Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation.

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996


NOTE 20--FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments. The estimated fair value of financial instruments of the Company as of December 31, 1998 and 1997 are as follows:

                                                  1998              1997
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                  (Dollars in thousands)
Financial assets:
  Cash and due from banks.................. $ 59,975 $ 59,975 $ 53,167 $ 53,167
  Short term investments...................  121,176  121,176  178,549  178,380
  Investment securities....................  342,294  343,846  213,127  215,912
  Loans, net...............................  984,487  990,408  735,233  718,670
Financial liabilities:
  Deposits:
    Demand, noninterest-bearing............  268,448  268,448  219,495  219,495
    MMDA, NOW and Savings..................  854,392  854,392  627,475  627,476
    Time certificates, $100,000 and over...  168,075  163,419  183,147  183,103
    Other time certificates................   51,577   65,821   41,031   41,013
  Other borrowings.........................   72,585   74,156   32,355   19,480
  Subordinated debt........................    3,000    2,999    3,000    3,337
  Company obligated mandatory redeemable
   preferred securities of subsidiary trust
   holding solely junior subordinated
   debentures..............................   50,000   49,829   20,000   21,210

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 Cash and Cash Equivalents

  The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

 Investment Securities

  The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer term investments, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, as such, fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

 Loans

  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

  The fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value of performing variable rate loans is judged to approximate book value for those loans whose rates reprice in less than 90 days. Rate floors and rate ceilings are not considered for fair value purposes as the number of loans with such limitations is not significant.

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

 Derivative Instruments

  The fair value of the single interest rate swap the Company uses as a cash flow hedge on the TPS II is estimated by discounting future cash flows using current interest rates. The fair value of the hedge is presented in the above table with the fair value of the related TPS II.

 Commitments to Extend Credit and Standby Letters of Credit

  The majority of the Company's commitments to extend credit carry current market interest rate if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table.

 Limitations

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have significant effect on fair value estimates and have been considered in many of the estimates.

NOTE 21--SUBSEQUENT EVENT

  On January 26, 1999 the Company and Bay Area Bancshares ("BA Bancshares"), the holding company of Bay Area Bank ("BAB"), signed a definitive agreement for a merger between the two companies. The terms of the

                              GREATER BAY BANCORP

                 Years Ended December 31, 1998, 1997 and 1996

agreement provide for BA Bancshares shareholders to receive approximately 1,393,000 shares of Greater Bay Bancorp stock subject to certain adjustments, in a tax-free exchange to be accounted for as a pooling-of-interest. Following the transaction, the shareholders of BA Bancshares will own approximately 12.7% of the combined company. The transaction is expected to be completed early in the second quarter of 1999, subject to approval of BA Bancshares shareholders and regulatory approvals. BAB's office is located in Redwood City, California.

NOTE 22--ACTIVITY OF BUSINESS SEGMENTS

  In 1998 the Company adopted SFAS No. 131. The prior year's segment information has been restated to present the Company's two reportable segments, community banking and trust operations.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges allocating all corporate-headquarters costs to each of its operating segments. The Company evaluates the performances of its segments and allocates resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

  The Company is organized primarily along community banking and trust divisions. Ten of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The GBB Trust division has been shown as the "trust operations" segment. The Company's business is conducted principally in the U.S.; foreign operations are not material.

  The following table shows each segments key operating results and financial position for the years ended or as of December 31, 1998, 1997 and 1996:

                                  1998                  1997                  1996
                          --------------------- --------------------- --------------------
                          Community    Trust    Community    Trust    Community   Trust
                           Banking   Operations  Banking   Operations  Banking  Operations
                          ---------- ---------- ---------- ---------- --------- ----------
                                               (Dollars in thousands)
Net interest income
 (1)....................  $   66,815  $    859  $   55,396  $    141  $ 39,472   $    501
Other income............       4,720     2,488       4,422     2,092     3,141      1,340
Operating expenses, ex-
 cluding merger and
 other related nonrecur-
 ring costs.............      37,374     2,429      31,367     1,966    25,731      1,898
Net income before income
 taxes (1)..............      25,465       918      18,331       267    11,610        (57)
Total assets............   1,550,811       --    1,203,946       --    917,677        --
Deposits................   1,274,953    67,539   1,004,827    66,321   779,416     41,717
Assets under manage-
 ment...................         --    649,336         --    577,746       --     418,053

--------
(1) Includes intercompany earnings allocation charge which is eliminated in consolidation

                              GREATER BAY BANCORP

                  Years Ended December 31, 1998, 1997 and 1996


  A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 1998, 1997 and 1996 is presented below.

                                                 1998        1997       1996
                                              ----------  ----------  --------
                                                  (Dollars in thousands)
Net interest income and other income
  Total segment net interest income and other
   income.................................... $   74,882  $   62,051  $ 44,454
  Parent company net interest income and
   other income..............................     (2,179)     (1,042)      673
                                              ----------  ----------  --------
    Consolidated net interest income and
     other income............................ $   72,703  $   61,009  $ 45,127
                                              ==========  ==========  ========
Net income before taxes
  Total segment net income before income
   taxes..................................... $   26,383  $   18,598  $ 11,553
  Parent company net income before income
   taxes.....................................     (2,429)       (505)   (1,227)
                                              ----------  ----------  --------
    Consolidated net income before income
     taxes................................... $   23,954  $   18,093  $ 10,326
                                              ==========  ==========  ========
Total assets
  Total segment assets....................... $1,550,811  $1,203,946  $917,677
  Parent company assets......................     32,054      13,719     2,247
                                              ----------  ----------  --------
    Consolidated total assets................ $1,582,865  $1,217,665  $919,924
                                              ==========  ==========  ========

NOTE 23--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                          December 31,    September 30,     June 30,        March 31,
                         --------------- --------------- --------------- ---------------
                          1998    1997    1998    1997    1998    1997    1998    1997
                         ------- ------- ------- ------- ------- ------- ------- -------
                                (Dollars in thousands, except per share data) (1)
Interest income......... $29,989 $24,853 $29,861 $23,024 $27,510 $21,521 $25,560 $19,129
Net interest income.....  17,494  15,237  16,908  14,179  15,918  12,975  15,128  12,077
Provision for loan
 losses.................   1,901   1,109   1,791   1,284   1,347   2,340     996   2,053
Other income............   2,497   1,573   1,661   1,565   1,571   2,564   1,526     839
Other expenses..........  11,114  12,898  10,573   8,491  11,245   8,357   9,782   6,384
Income before taxes.....   6,976   2,803   6,205   5,969   4,897   4,842   5,876   4,479
Net income..............   4,983   1,809   4,394   3,822   3,222   3,125   3,979   2,863
Net income per share:
 Basic.................. $  0.52 $  0.20 $  0.46 $  0.41 $  0.34 $  0.34 $  0.43 $  0.31
 Diluted................ $  0.48 $  0.18 $  0.43 $  0.38 $  0.31 $  0.32 $  0.40 $  0.29

--------
(1) Quarterly amounts have been restated on a historical basis to reflect the mergers with Peninsula Bank of Commerce, Pacific Rim Bancorporation and Pacific Business Funding Corporation on a pooling of interests basis.

                       REPORT OF INDEPENDENT ACCOUNTANTS

San Francisco, California
February 8, 1999

The Board of Directors and Shareholders
Greater Bay Bancorp

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Greater Bay Bancorp and Subsidiaries (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments in 1998.

                                          /s/ PricewaterhouseCoopers LLP

                                 EXHIBIT INDEX

 Exhibit
   No.                                   Exhibit
 -------                                 -------
  2.1    Agreement and Plan of Reorganization by and between Greater Bay
         Bancorp and Bay Area Bancshares dated January 26, 1999. (The schedules to this agreement are not being filed herewith. Greater Bay Bancorp agrees to furnish supplemental copies of any omitted schedules to the
         SEC upon request.)
  3.1    Articles of Incorporation of Greater Bay Bancorp, as amended.
  3.2    Bylaws of Greater Bay Bancorp, as amended.
  3.3    Certificate of Determination of Series A Preferred Stock of Greater
         Bay Bancorp (filed as Exhibit A to Exhibit 4.1 hereto).
  4.1    Rights Agreement.(1)
  4.2    Junior Subordinated Indenture dated as of March 31, 1997 between
         Greater Bay Bancorp and Wilmington Trust Company, as Trustee.(2)
  4.3    Officers' Certificate and Company Order, dated March 31, 1997.(2)
  4.4    Certificate of Trust of GBB Capital I.(3)
  4.5    Trust Agreement of GBB Capital I dated as of February 28, 1997.(3)
  4.6.1  Amended and Restated Trust Agreement of GBB Capital I, among Greater
         Bay Bancorp, Wilmington Trust Company and the Administrative Trustees
         named therein dated as of March 31, 1997.(2)
  4.6.2  Successor Administrative Trustee and First Amendment to Amended and
         Restated Trust Agreement.
  4.7    Trust Preferred Certificate of GBB Capital I.(2)
  4.8    Common Securities Certificate of GBB Capital I.(2)
  4.9    Guarantee Agreement between Greater Bay Bancorp and Wilmington Trust
         Company, dated as of March 31, 1997.(2)
  4.10   Agreement as to Expenses and Liabilities, dated as of March 31,
         1997.(2)
  4.11   Form of Subordinated Debentures.(4)
  4.12   Supplemental Debenture Agreement of Cupertino National Bancorp dated as of November 22, 1996.(3)
  4.13   Supplemental Debenture Agreement dated November 27, 1996 between
         Cupertino National Bancorp and Mid-Peninsula Bancorp.(3)
  4.14   Supplemental Debenture Agreement, dated as of March 27, 1997.(2)
  4.15   Indenture between Greater Bay Bancorp and Wilmington Trust Company, as
         Debenture Trustee, dated as of August 12, 1998.(5)
  4.16   Form of Exchange Junior Subordinated Debentures (filed as Exhibit A to
         Exhibit 4.15 hereto).
  4.17   Certificate of Trust of GBB Capital II, dated as of May 18, 1998.(5)
  4.18   Amended and Restated Trust Agreement of GBB Capital II, among Greater
         Bay Bancorp, Wilmington Trust Company and the Administrative Trustees
         named therein dated as of August 12, 1998.(5)
  4.19   Form of Exchange Capital Security Certificate (filed as Exhibit A-1 to
         Exhibit 4.18 hereto).
  4.20   Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998.(5)
  4.21   Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp
         and Wilmington Trust Company dated as of November 27, 1998.
  4.22   Liquidated Damages Agreement among Greater Bay Bancorp, GBB Capital
         II, and Sandler O'Neill and Partners, L.P., dated as of August 7,
         1998.(5)
  4.23   Registration Rights Agreement between Greater Bay Bancorp and The Leo
         K.W. Lum PRB Revocable Trust dated May 8, 1998.(6)
 10.1    Employment Agreement with David L. Kalkbrenner, dated March 3,
         1992.(8), (9)
 10.1.1  Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated March 27, 1998.(7), (8)
 10.2    Employment, Severance and Retirement Benefits Agreement with Steven C.
         Smith dated July 31, 1995.(3), (8)


 Exhibit
   No.                                   Exhibit
 -------                                 -------
 10.2.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
         Agreement with Steven C. Smith, dated March 27, 1998.(7), (8)
 10.3    Employment, Severance and Retirement Benefits Agreement with David R.
         Hood dated July 31, 1995.(3), (8)
 10.3.1  Amendment No. 1 to Employment, Severance and Retirement Benefits
         Agreement with David R. Hood, dated March 27, 1998.(7), (8)
 10.4    Greater Bay Bancorp 1996 Stock Option Plan, as amended.(8)
 10.5    Greater Bay Bancorp 401(k) Profit Sharing Plan.(7), (8)
 10.6.1  Greater Bay Bancorp Employee Stock Purchase Plan.(8), (10)
 10.6.2  Amendment to Greater Bay Bancorp Employee Stock Purchase Plan.(7), (8)
 10.7    Greater Bay Bancorp Change of Control Pay Plan I.(7), (8)
 10.8    Greater Bay Bancorp Change of Control Pay Plan II.(7), (8)
 10.9    Greater Bay Bancorp Termination and Layoff Plan I.(7), (8)
 10.10   Greater Bay Bancorp Termination and Layoff Plan II.(7), (8)
 10.11.1 Greater Bay Bancorp 1997 Elective Deferred Compensation Plan.(7), (8)
 10.11.2 Amendment to Greater Bay Bancorp 1997 Elective Deferred Compensation
         Plan.(8)
 10.12   Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers.(3)
 11.1    Statements re Computation of Earnings per Share.
 12.1    Statement re Computation of Ratios of Earnings to Fixed Charges.
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of PricewaterhouseCoopers LLP.
 27.1    Financial Data Schedule.

--------
 (1) Incorporated by reference from Greater Bay Bancorp's Form 8-A12G filed with the SEC on November 25, 1998.
 (2) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K (File No. 000-25034) dated June 5, 1997.
 (3) Incorporated by reference from Greater Bay's Registration Statement on Form S-1 (File No. 333-22783) filed with the SEC on March 5, 1997.
 (4) Incorporated herein by reference from Exhibit 1 of Cupertino National Bancorp's Form 8-K (File No. 0-18015), filed with the SEC on October 25, 1995.
 (5) Incorporated by reference from Greater Bay's Current Report on Form 8-K (File No. 000-25034) filed with the SEC on August 28, 1998.
 (6) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on May 20, 1998.
 (7) Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on March 31, 1998.
 (8) Represents executive compensation plans and arrangements of Greater Bay Bancorp.
 (9) Incorporated herein by reference from Exhibit 10.15 to Mid-Peninsula Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-25034), filed with the SEC on March 30, 1995.
(10) Incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual Meeting of Shareholders (File No. 000-25034), filed with the SEC on May 13, 1997.