Form 10-K/A
period 1998-12-31
GREATER BAY BANCORP
filed 1999-03-17
CIK 775473

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

Mark one

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

  For the fiscal year ended December 31, 1998

  [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ______________ .

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

                           Common Stock, no par value
          9.75% Cumulative Trust Preferred Securities of GBB Capital I
              Guarantee of Greater Bay Bancorp with respect to the
          9.75% Cumulative Trust Preferred Securities of GBB Capital I
                        Preferred Share Purchase Rights
                                (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on January 29, 1999, as reported on the Nasdaq National Market System, was approximately $272,319,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of January 29, 1999, 9,666,002 shares of the Registrant's Common Stock were outstanding.

     Greater Bay Bancorp ("Greater Bay") files this Amendment No. 1 to its Annual Report on Form 10-K to include Part III, Item 10, Item 11, Item 12 and
Item 13.

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors

     The following table sets forth the names and five-year biographies of Greater Bay's Class I, Class II and Class III directors as of the date hereof. The term of three-year office for Class I directors expires 2001, for Class II directors the date is 1999, and for Class III directors the date is 2000.

      Name and Age                            Principal Occupation and Business Experience
----------------------------------------------------------------------------------------------------------

Class I Directors
------------------------
James E. Jackson              Director of Greater Bay since November 1996.  He served as a director of
(64)                          Cupertino National Bancorp (which merged into Greater Bay in November 1996)
                              from 1984 until November 1996 and has served as a director of Cupertino
                              National Bank ("CNB"), a wholly owned subsidiary of Greater Bay, since
                              1984.  Mr. Jackson has been an attorney-at-law with the law firm of Jackson
                              & Abdalah, a Professional Corporation, since 1963.

Leo K.W. Lum                  Director of Greater Bay since May 1998. Mr. Lum has served as Chairman of
(57)                          the Board of Directors of Golden Gate Bank ("Golden Gate"), a wholly owned subsidiary of Greater Bay, since June 1994.  Prior to Greater Bay's acquisition of Golden Gate, Mr. Lum was the sole shareholder of Pacific Rim
                              Bancorporation, the former holding company of Golden Gate.  Mr. Lum has been a private international investor and consultant since 1988. Previously,
                              Mr. Lum served as President and Chief Executive Officer of Global Union
                              Bank, New York.

George M. Marcus              Director of Greater Bay since 1998.  He has served as a director of Mid-Peninsula
(57)                          Bank ("MPB"), a wholly owned subsidiary of Greater Bay, since 1987. Mr. Marcus is the founder of The Marcus & Milichap Company, the nation's fourth largest commercial real estate brokerage firm, and currently serves as a director of such firm. He also serves as director of Essex Property Trust, a real estate investment trust company. Mr. Marcus is an advisor to the University of California, Berkeley
                              Center for Real Estate and Urban Economics, and serves on the Board of Trustees of the Fine Arts Museums of San Francisco. Mr. Marcus is a former founding director of
                              Plaza Bank of Commerce in San Jose.


      Name and Age                            Principal Occupation and Business Experience
----------------------------------------------------------------------------------------------------------
Duncan L. Matteson (64)       Co-Chairman of the Board of Directors of Greater Bay since November 1996.
                              He served as Chairman of the Board of Mid-Peninsula Bancorp from 1994 until
                              November 1996 and has served as Chairman of the Board of MPB since 1987.
                              Mr. Matteson has served as director of Golden Gate Bank since May 1998.
                              Mr. Matteson also serves as President of the Matteson Companies, a diversified group of real estate investment and property management corporations located in Menlo Park.  He has actively involved himself in the real estate investment and securities industries in the Palo Alto/Menlo
                              Park Area since 1959.  Mr. Matteson is a member of the Executive Committee of the Stanford Heart Council, and serves as a trustee of the Palo Alto
                              Medical Foundation.  As an appointee of the Governor, Mr. Matteson is Vice
                              President of the Board of Directors of the Cow Palace.  He is the Immediate
                              Past-Chairman of the National Multi-Housing Council, a group of the leading apartment owners and managers throughout the United States.

Rebecca Q. Morgan             Director of Greater Bay since July 1998. In December 1998, Ms. Morgan
(60)                          retired as President and Chief Executive Officer of Joint Venture: Silicon
                              Valley Network, a non-profit organization devoted to regional economic and community issues.  Ms. Morgan served in that position since September 1993.
                              Ms. Morgan also serves as a director of PG&E Corporation. She has formerly served as a member of the Stanford Business School Advisory Council and Board
                              of Trustees, a California State Senator, a member of the Santa Clara County
                              Board of Supervisors and a member of the Palo Alto Board of Education.


Class II Directors
------------------
George R. Corey               Director of Greater Bay since December 1997.  Mr. Corey served as Chairman
(65)                          of the Board of Peninsula Bank of Commerce ("PBC"), a wholly owned subsidiary of Greater Bay, from September 1981 until December 1997 and continues to serve as a board member of PBC.  Mr. Corey is an attorney and partner with the law firm of Corey, Luznich, Manos & Pliska of Millbrae,
                              California.  Mr. Corey is also a former mayor of San Bruno, California.

John M. Gatto                 Co-Chairman of Greater Bay since November 1996.  He was a director of
(61)                          Cupertino National Bancorp from 1984 until November 1996 and has served as a director of CNB since 1984 and a director of MPB since 1996.  Mr. Gatto has been the sole proprietor of Maria Enterprises, a development consulting company, since December 1993.  From 1984 to 1993, Mr. Gatto was an architect for Cypress Properties, a real estate development company.

      Name and Age                            Principal Occupation and Business Experience
----------------------------------------------------------------------------------------------------------
Dick J. Randall               Director of Greater Bay since November 1996.  He served as a director of
(67)                          Cupertino National Bancorp from 1984 to November 1996, and has served as a director of CNB since 1984.  Mr. Randall has been a private investor and rancher since 1993.  From 1962 until his retirement in 1993, Mr. Randall served as president of The William Lyon Co., a real estate development and construction company.  Mr. Randall was one of the founding directors of the
                              New Children's Shelter in San Jose, California.

Donald H. Seiler              Director of Greater Bay since 1994 and of MPB since 1987.  He is the
(70)                          founder and managing partner of Seiler & Company, LLP, Certified Public
                              Accountants, in Redwood City and San Francisco.  He has been a certified public accountant in San Francisco and the Peninsula area since 1952.  He is presently a director of Ross Stores, Inc., serves on the audit committee of Stanford Health Services, and is a past-president of the Jewish
                              Community Federation of San Francisco, the Peninsula and Marin and Sonoma
                              Counties.  He is on the Board of Directors of the Peninsula Community
                              Foundation.

Class III Directors
-------------------

David L. Kalkbrenner          President, Chief Executive Officer and a director of Greater Bay since
(59)                          1994.  Mr. Kalkbrenner also serves as a director of MPB, CNB, PBC and
                              Golden Gate.  He was a founder of MPB and was appointed President and Chief
                              Executive Officer when the bank was chartered in 1987, positions he held through March 1998.  He was employed by Crocker National Bank from 1963 to
                              1986 and held positions as First Vice President, Regional Manager and
                              Regional Vice President.  He is a member of the Board of Directors of the
                              College of Notre Dame and is a former director of the Palo Alto Chamber of
                              Commerce and the Community Association for the Retarded.

Rex D. Lindsay                Vice-Chairman of the Board of Directors of Greater Bay since November 1996.
(73)                          He served as a director of Cupertino National Bancorp from 1984 until
                              November 1996 and has served as a director of CNB since 1984.  For approximately the past seven years, Mr. Lindsay has been a rancher and a private investor.

Glen McLaughlin               Director of Greater Bay since November 1996.  He served as a director of
(64)                          Cupertino National Bancorp from 1984 until November 1996 and has served as a director of CNB since 1984.  Mr. McLaughlin has also served as the
                              President and Chief Executive Officer of Venture Leasing Associates, an
                              equipment leasing company, since December 1986.

      Name and Age                            Principal Occupation and Business Experience
----------------------------------------------------------------------------------------------------------
Warren R. Thoits              Director of Greater Bay since 1994 and of MPB since 1987.  He is a partner
(76)                          with the Palo Alto law firm of Thoits, Love, Hershberger & McLean.  He is a native of Palo Alto and a graduate of Stanford University and its School of
                              Law.  Mr. Thoits has been very active in community and charitable organizations, having served as President of the Palo Alto Chamber of
                              Commerce, the Palo Alto Rotary Club and as Chairman of the Palo Alto Area
                              Chapter of the American Red Cross.  He was formerly a member of the Board of Directors of Northern California Savings and Loan Association (now Great
                              Western Bank).


     Executive Officers

     Set forth below are the names and five-year biographies of Greater Bay's executive officers as of the date hereof.

        Name and Age                           Principal Occupation and Business Experience
--------------------------------------------------------------------------------------------------------
David L. Kalkbrenner              President, Chief Executive Officer and a director of Greater Bay
(59)                              since 1994.  Mr. Kalkbrenner also serves as a director of MPB, CNB,
                                  PBC and Golden Gate.  He a was founder of MPB and was appointed
                                  President and Chief Executive Officer when the bank was chartered in
                                  1987, positions he held through March 1998.  He was employed by
                                  Crocker National Bank from 1963 to 1986 and held positions as First
                                  Vice President, Regional Manager and Regional Vice President.  He is
                                  a member of the Board of Directors of the College of Notre Dame and
                                  is a former director of the Palo Alto Chamber of Commerce and the
                                  Community Association for the Retarded.

Steven C. Smith                   Executive Vice President, Chief Operating Officer and Chief Financial
(47)                              Officer of Greater Bay since November 1996.  Mr. Smith is a certified public accountant who joined Cupertino National Bancorp and CNB in
                                  December 1993 as Senior Vice President and Chief Financial Officer,
                                  and in 1995 was named Executive Vice President and Chief Operating
                                  Officer of Cupertino National Bancorp and CNB.  From July 1993 to
                                  December 1993, Mr. Smith served as Executive Vice President and Chief
                                  Financial Officer of Commercial Pacific Bank.  From 1992 to July
                                  1993, Mr. Smith served as Executive Vice President and Chief
                                  Financial Officer of First Charter Bank.  From 1984 to 1991, Mr.
                                  Smith served as Senior Vice President of Finance and Treasurer of
                                  Fidelity Federal Bank, a federal savings bank.

David R. Hood                     Executive Vice President and Chief Lending Officer of Greater Bay
(54)                              since November 1996.  Since November 1998, he has served as President and a director of CNB.  From April 1995 until November 1998, he served as Executive Vice President and Chief Lending Officer of CNB.
                                  From April 1985 to March 1995, he held the positions of Executive
                                  Vice President, Senior Loan Officer, and President of University Bank
                                  & Trust.  From 1967 to 1985, Mr. Hood held various positions, the most recent of which was Vice President and Manager of the San Mateo
                                  Business Loan Center for Wells Fargo, N.A.

      Name and Age                            Principal Occupation and Business Experience
----------------------------------------------------------------------------------------------------------
Susan K. Black                    Executive Vice President of Greater Bay since November 1998.  She has
(49)                              also served as President and Chief Executive Officer of MPB since
                                  April 1998.  Ms. Black joined MPB in October 1987 as Vice President and Director of Marketing.  In 1993, she became Senior Vice President and in 1996 Executive Vice President of MPB.  From 1984 until 1987,
                                  Ms. Black was a Vice President of Wells Fargo Bank, formerly Crocker
                                  National Bank.  Ms. Black was one of the organizers of Lenders for
                                  Community Development and served two terms as Chairman of the Board.
                                  She currently serves as a director of that organization.  She is a past director of Peninsula Children's Center, Mid-Peninsula YWCA,
                                  Center for Community Change, United Way and Professional and Business
                                  Women of California, Inc. Ms. Black holds a Masters of Business
                                  Administration from the Rochester Institute of Technology.

Gregg A. Johnson                  Executive Vice President, Business and Technology Services of Greater
(49)                              Bay since April 1998.  From April 1997 to December 1997, Mr. Johnson
                                  was Vice President of Development and Customer Service at Computer
                                  Sciences Corporation.  From April 1996 to April 1997, Mr. Johnson was
                                  Vice President of Information Systems at First Plus Financial.
                                  Before joining First Plus, Mr. Johnson was employed as Senior Vice
                                  President and Chief Information Officer at San Francisco Federal
                                  Bank, a federal savings bank, from February 1995 to February 1996.
                                  Mr. Johnson also served as Senior Vice President and Chief
                                  Information Officer at Fidelity Federal from December 1990 to
                                  February 1995.  Prior to 1990, Mr. Johnson served as Executive Vice
                                  President of ABQ Bank, Albuquerque, New Mexico and Director of
                                  Commercial Systems for Norwest Corporation Minneapolis.


     Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Greater Bay's directors and executive officers to file reports with the Securities and Exchange Commission and the Nasdaq Stock Market on changes in their beneficial ownership of Greater Bay Common Stock, and to provide Greater Bay with copies of the reports.

     Based solely on Greater Bay's review of these reports or of certifications to Greater Bay that no report was required to be filed, Greater Bay believes that all of its executive officers and all of its directors, except Roger V. Smith, complied with all Section 16(a) filing requirements applicable to them during the 1998 fiscal year. Mr. Smith, a director of Greater Bay until January 13, 1999, failed to file on a timely basis one report on Form 4 required by
Section 16(a) regarding one transaction. Mr. Smith filed the report on Form 4 on September 20, 1998.

     ITEM 11.  EXECUTIVE COMPENSATION.

     Board of Directors -- Compensation

     Greater Bay has a policy of compensating directors for their service on the Board and for their attendance at committee meetings. The Greater Bay Board has five standing committees: an Audit Committee, an Executive Committee, a Loan Committee, a Trust Oversight Committee and an Investment/Asset-Liability Management Committee ("Investment/ALCO Committee"). In 1998, Duncan Matteson, as the Co-Chairman of the Board, received an annual retainer of $5,500 and John Gatto, as Co-Chairman of the Board, received an annual retainer of $5,000. All other non-officer directors received annual retainers of $3,200. Mr. Kalkbrenner's compensation is discussed below in the section entitled " Executive Officers--Compensation." The total compensation for the Greater Bay Board of Directors in 1998 was $209,000.

     In 1998, Audit Committee members received annual retainers of $500. Executive Committee members received annual retainers of $1,500. Loan Committee members received annual retainers of $1,500. Trust Oversight Committee members received annual retainers of $750. Investment/ALCO Committee members received annual retainers of $500. Members of the Boards of Directors of CNB and

MPB received annual retainers of $1,800. Directors of PBC received fees of $26,700 and directors of Golden Gate received fees of $15,000. Beginning in January 1999, PBC directors will receive annual retainers of $1,800. Beginning in June 1999, Golden Gate directors will receive annual retainers of $1,800.

     In addition, directors are eligible to participate in Greater Bay's 1996 Stock Option Plan and the Greater Bay 1997 Elective Deferred Compensation Plan. All stock options granted to non-officer directors vest in equal annual installments over five-year periods beginning on the date of grant, subject to continued service on the Board of Directors. Directors are also entitled to the protection of certain indemnification provisions in Greater Bay's articles of incorporation and bylaws.

     Executive Officers -- Compensation

     Summary Compensation Table

     The following table summarizes information about compensation paid to or earned by Greater Bay's Chief Executive Officer, David Kalkbrenner. It also summarizes the compensation paid to or earned by Greater Bay's four other most highly compensated officers, who earned salary and bonus compensation in excess of $100,000 during 1998. In all cases, the officers concerned earned all the compensation shown for their services, in all their capacities, to Greater Bay, its predecessors, or its subsidiaries during the years 1998, 1997 and 1996.


                                            Summary Compensation Table
                                                                                                                All Other
                                                                                               Long-Term       Compensation
                                                         Annual Compensation                  Compensation       (5) ($)
                                              --------------------------------------------------------------------------------
                                                                                                Securities
                                                                                  Other Annual  Underlying
                                                            Salary       Bonus    Compensation  Options/SARs
Name and Principal Position                        Year    (1) ($)      (2) ($)      (3) ($)      (4) (#)
------------------------------------------------------------------------------------------------------------------------------
David L. Kalkbrenner..........................      1998   $298,164    $275,000      $8,400        31,500        $74,111
 President and CEO                                  1997    261,028     225,000       8,400        30,000         96,138
                                                    1996    182,083     124,000       8,400        40,000         71,054

Steven C. Smith...............................      1998    201,069     150,000       6,000        23,700         33,935
 Executive Vice President, COO and............      1997    164,386     130,268       6,000        22,500         39,060
 CFO                                                1996    139,020      70,860       6,000        18,262         28,501

Susan K. Black................................      1998    156,598     110,000       6,000        15,800         43,915
 Executive Vice President                           1997    130,000      90,000       6,000        10,000         40,268
                                                    1996    130,000      65,000       6,000        12,000         29,405

David R. Hood.................................      1998    177,017     125,000       6,000        15,800         49,696
 Executive Vice President and Chief Lending         1997    150,823     110,000       6,000        15,000         45,471
 Officer                                            1996    124,120      62,490       6,000        14,262         31,354

Gregg A. Johnson (6)..........................      1998    102,935      62,800       4,500        17,100         38,339
Executive Vice President, Business and              1997         --          --          --            --             --
 Technology Services                                1996         --          --          --            --             --


_________________
(1) Annual salary includes cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under Greater Bay's 401(k) Plan.

(2) Amounts indicated as bonus payments were earned for performance during 1998, 1997, and 1996 but paid in the first quarters of 1999, 1998, and 1997, respectively. Also included in amounts indicated as bonus payments are any amounts deferred at the election of those officers under Greater Bay's Deferred Compensation Plan.

(3) No executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of each such officer's total annual salary and bonus during 1998, 1997 or 1996. Amounts shown are for automobile allowances.

(4) Under the Greater Bay Bancorp 1996 Stock Option Plan, options and restricted stock may be granted to directors and key, full-time salaried officers and employees of Greater Bay or its subsidiaries. Options granted under the 1996 Stock Option Plan are either incentive options or non-statutory options. Options granted under the 1996 Stock Option Plan become exercisable in accordance with a vesting schedule established at the time of grant. Vesting may not extend beyond ten years from the date of grant. Options and restricted stock granted under the 1996 Stock Option Plan are adjusted to protect against dilution in the event of certain changes in Greater Bay's capitalization, including stock splits and stock dividends. All options granted to executive officers were incentive stock options and have an exercise price equal to the fair market value of Greater Bay's Common Stock on the date of grant.

(5) Amounts shown for David L. Kalkbrenner include (a) for 1998, $6,185 in 401(k) plan matching contributions, $64,488 accrued under Greater Bay's Supplemental Executive Retirement Plan (the "SERP"), $2,088 in long term disability insurance premiums and $1,350 in group term life insurance premiums; (b) for 1997, $6,063 in 401(k) plan matching contributions, $82,237 accrued under the SERP, $6,544 in long term disability insurance premiums and $1,294 in group term life insurance premiums; and (c) for 1996, $7,125 in 401(k) plan matching contributions, $50,529 accrued under his former Executive Salary Continuation Agreement, $11,000 in long term disability insurance premiums and $2,400 in director fees.

     Amounts shown for Steven C. Smith include (a) for 1998, $6,250 in 401(k) plan matching contributions, $25,764 accrued under the SERP, $522 in group term life insurance premiums and $1,399 in long term disability insurance premiums; (b) for 1997, $6,063 in 401(k) plan matching contributions, $31,775 under the SERP, $700 in long term disability insurance premiums and $522 in group term life insurance premiums; and
     (c) for 1996, $4,750 in 401(k) plan matching contributions and $23,751 to fund retirement benefits in 1996.

     Amounts shown for David R. Hood include (a) for 1998, $6,250 in 401(k) plan matching contributions, $41,304 accrued under the SERP, $864 in group term life insurance premiums and $1,278 in long term disability insurance premiums; (b) for 1997, $6,063 in 401(k) plan matching contributions, $37,905 accrued under the SERP, $639 in long term disability insurance premiums and $864 in group term life insurance premiums; and (c) for 1996, $4,750 in 401(k) plan matching contributions and $26,604 to fund his retirement benefits.

     Amounts shown for Susan K. Black include (a) for 1998, $6,250 in 401(k) plan matching contributions and $36,000 accrued under the SERP; (b) for 1997, $5,938 in 401(k) plan matching contributions, $33,200 accrued under the SERP, $651 in long term disability insurance premiums and $479 in group term life insurance premiums; and (c) for 1996, $7,125 in 401(k) plan matching contributions, $22,000 accrued under the SERP and $280 in group term life insurance premiums.

     Amounts shown for Gregg A. Johnson include, for 1998, $1,969 in 401(k) plan matching contributions and $36,000 accrued under the SERP and $370 in group term life insurance premiums.

(6) Amounts shown for Gregg A. Johnson, who joined Greater Bay in April 1998, are amounts earned from the period April 6, 1998 through December 31, 1998.

     Option Grants in 1998
     The following table sets forth information concerning stock options granted during the year ended December 31, 1998 to the persons named in the Summary Compensation Table.


                                  Option/SAR Grants in Last Fiscal Year
                                                                                                  Potential Realizable Value at
                                                                                                  Assumed Annual Rates of Stock
                                                                                                  Price Application for Option
                                                    Individual Grants in Fiscal 1998                        Term(1)
                                  -----------------------------------------------------------------------------------------------
                                           Number of
                                          Securities       % of Total
                                          Underlying      Options/SARs     Exercise
                                         Options/SARs      Granted to      Price(3)    Expiration      @5%          @10%
Name                                      Granted(2)       Employees        ($/sh)       Date          ($)           ($)
---------------------------------------------------------------------------------------------------------------------------------
David L. Kalkbrenner..............          31,500            6.87%        $33.500        12/15/08    $663,641    $1,681,797
Steven C. Smith...................          23,700            5.17%         33.500        12/15/08     499,311     1,265,352
David R. Hood.....................          15,800            3.45%         33.500        12/15/08     332,874       843,568
Susan K. Black....................          15,800            3.45%         33.500        12/15/08     332,874       843,568
Gregg A. Johnson..................           7,100            1.55%         33.500        12/15/08     149,583       379,072
                ...................         10,000            2.18%         29.375        04/07/08     184,738       468,162

(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. One share of stock purchased in 1998 at $33.50 would yield profits of $21.07 per share at 5% appreciation over ten years, or $53.39 per share at 10% appreciation over the same period. One share of stock purchased in 1998 at $29.375 would yield profits of $18.47 per share at 5% appreciation over ten years, or $46.82 per share at 10% appreciation over the same period.

(2) Generally, options granted under the 1996 Stock Option Plan vest at the rate of 20% of the options granted for each full year of the optionee's continuous employment with Greater Bay and are exercisable to the extent vested. See also "-- Employment Contracts, Change in Control Arrangements and Termination of Employment" herein.

(3) All options listed were granted at the estimated fair market value on the date of grant.

     Aggregated Option Exercises and Option Values

     The following table sets forth the specified information concerning exercises of options to purchase Greater Bay Common Stock in the fiscal year ended December 31, 1998 and unexercised options held as of December 31, 1998 by the persons named in the Summary Compensation Table.

                                Aggregated Option Exercises in Fiscal Year 1998 and Fiscal Year-End Option Values

                                                                    Number of  Securities            Value of Unexercised
                                                                   Underlying Unexercised            In-the-Money Options at
                                                                   Options at 12/31/98 (#)           12/31/98 ($)(1)
                                                                  -------------------------------------------------------------
                                       Shares
                                     Acquired on       Value
            Name                    Exercise (#)    Realized ($)    Exercisable    Unexercisable   Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
David L. Kalkbrenner.........        8,918          $172,920         48,624          85,000          $1,165,620      $963,438
Steven C. Smith..............            0                 0         56,522          50,700           1,487,374       378,300
David R. Hood................        6,000           132,360         29,166          34,400             746,705       265,925
Susan K. Black...............        2,214            42,663         11,224          32,900             253,763       304,863
Gregg A. Johnson.............            0                 0              0          17,100                   0        45,525

______________
(1) Based on the closing price of Greater Bay Common Stock on December 31, 1998 the last trading day in 1998 which was $33.75.

     Employment Contracts, Change in Control Arrangements and Termination of Employment

     Employment Contracts

     Effective January 1, 1999, Greater Bay entered into a five-year employment agreement with its President and Chief Executive Officer, David L. Kalkbrenner. The agreement, provides for, among other things (a) a base salary of $360,000 per year, which the Board may adjust annually at its discretion; (b) discretionary annual bonus based upon Greater Bay's pre-tax net profits; (c) in the event that Mr. Kalkbrenner becomes disabled so that he cannot perform his duties, payment to him of his base salary for one year, reduced by any amounts received by him from state disability insurance, worker's compensation, or similar insurance provided by Greater Bay; (d) five weeks annual vacation; (e) a $500,000 life insurance policy; (f) an automobile allowance; (g) supplemental retirement benefits (see "Supplemental Executive Retirement Plan" below); and
(h) reimbursement for ordinary and necessary expenses incurred by Mr. Kalkbrenner in connection with his employment. Greater Bay may terminate the agreement with or without cause.

     Upon Mr. Kalkbrenner's involuntary termination of employment for any reason, Mr. Kalkbrenner will be entitled to receive severance benefits equal to 36 months of salary and bonus at the rate in effect immediately preceding the termination. In the event of a termination of his employment following a change in control of Greater Bay, Mr. Kalkbrenner will be entitled to receive severance pay equal to 2.99 times his average annual compensation for the five years immediately preceding the change in control. If any portions of this amount constitute "express parachute payments" under the Internal Revenue Code of 1986, Greater Bay will increase the amount payable to Mr. Kalkbrenner to account for any excise tax that may be imposed on him.

     The benefits provided to Mr. Kalkbrenner under the Agreement supersede any benefits to which he may otherwise be entitled under Greater Bay's Termination and Layoff Plan for Key Executives and Change in Control Plan for Key Executives (as described below).

     Change in Control Plans

     Effective January 1, 1998, the Greater Bay Board of Directors adopted the Greater Bay Bancorp Change in Control Pay Plan and the Greater Bay Bancorp Change in Control Pay Plan for Key Executives (collectively, the "Plans") to provide eligible employees of Greater Bay and its subsidiaries and certain key executives of Greater Bay, respectively, with severance benefits upon their termination of employment on account of a change in control. The Plans provide that a change in control occurs when Greater Bay, a subsidiary, branch, division or other entity employing an eligible employee or covered key executive is sold or otherwise transferred in ownership to new ownership.

     The Plans generally provide each participant with a base benefit based on the participant's pay, full years of service with Greater Bay or its subsidiary, and his or her title or position at Greater Bay or the subsidiary as of the date he or she terminates employment, and an added benefit based on the participant's pay and his or her full years of service as of the date of his termination of employment. "Pay" for purposes of the Plans means the total annual compensation paid to an employee, including base wages and average bonus paid to the employee in the three most recent years.

     Under the Change in Control Plan for Key Executives, Steven C. Smith would be entitled to receive a base benefit equal to 20 months of pay and an added benefit of 2 weeks of pay for each full year of service, for a maximum severance of up to 2 1/2 years of pay; and David R. Hood, Susan K. Black and Gregg A. Johnson would each be entitled to receive a base benefit equal to 18 months of pay and an added benefit of 2 weeks of pay for each full year of service, for a maximum severance benefit of up to 2 years of pay.

     Termination and Layoff Plans

     The Greater Bay Board has also adopted the Greater Bay Bancorp Termination and Layoff Pay Plan (the "Termination and Layoff Plan") and the Greater Bay Bancorp Termination and Layoff Pay Plan for Key Executives (the "Termination and Layoff Plan for Key Executives") (collectively, the "Plans"), effective January 1, 1998, to provide severance benefits to eligible employees of Greater Bay or its subsidiaries and certain key executives of Greater Bay, respectively, upon the termination of their employment because of circumstances which the Plans define.

     The Plans also provide each participant with a severance benefit based on the participant's pay, full years of service with Greater Bay or its subsidiary, and his or her title or position in Greater Bay or the subsidiary as of the date of his or her involuntary termination of employment or layoff. "Pay" for purposes of the Plans means the total annual compensation paid to an employee, including base wages and average bonus paid to the employee in the three most recent years.

     Under the Termination and Layoff Plan for Key Executives, Steven C. Smith would be entitled to receive a severance benefit equal to 20 months of pay; and David R. Hood, Susan K. Black and Gregg A. Johnson would each be entitled to receive a severance benefit equal to 18 months of pay.

     Greater Bay's Stock Option Plan

     The Greater Bay Board of Directors adopted the Greater Bay Bancorp 1996 Stock Option Plan in 1996, as amended in 1998 (the "Option Plan"). The Option Plan allows Greater Bay to offer selected employees, directors and consultants an opportunity to purchase Greater Bay Common Stock or to receive grants of restricted stock. Through this plan, the Board hopes to motivate such individuals by giving them an ownership interest in Greater Bay's success.

     Options granted under the Option Plan contain a provision that takes effect upon a "change in control" of Greater Bay. Prior to the happening of any such change in control, all options granted under the Option Plan will become immediately exercisable.

     Supplemental Executive Retirement Plan

     In December 1997, the Greater Bay Board of Directors approved the implementation of the Greater Bay Bancorp Supplemental Executive Retirement Plan ("SERP"), which provides supplemental retirement benefits to a select group of management or highly compensated employees of Greater Bay and its subsidiaries who have titles of senior vice president or above. Greater Bay's Board of Directors designates those employees who are eligible to participate in the SERP. The SERP replaces all prior agreements to provide supplemental retirement benefits between employees and Greater Bay or its subsidiaries.

     The SERP provides lifetime income benefits as well as a death benefit to participants. The Plan has four benefit levels (A through D). Greater Bay invests in specially-designed life insurance policies that provide tax-free income, provided the policies are held until the death of the participants. After recovering the opportunity cost of the investment, Greater Bay credits plan participants with any remaining income. The participant's plan level and projected years of future service to Greater Bay dictate the amount of insurance that is purchased by Greater Bay.

     A participant who terminates employment at his or her normal retirement date will receive 100% of his or her target benefit under the SERP. A participant who terminates employment prior to the normal retirement date may receive all, none or a specific percentage of the benefits based on his or her vested interest in the benefits as of the date of termination of employment.

     David L. Kalkbrenner, Steven C. Smith, David R. Hood, Susan K. Black and Gregg A. Johnson are participants in level "A" of the plan. Generally, participants in level "A" of the Plan vest 20% after 5 years of service and 20% for each year thereafter. Participants in levels "B" and "C" of the plan vest 10% after 5 years of service, 10% for each year thereafter, with 100% vesting after 15 years of service. Participants in level "D" vest 10% per year from year 6 through 10 and 5% per year from year 11 through 20 with 100% vesting after 20 years. If a participant resigns prior to becoming 100% vested, he or she forfeits all SERP benefits. If a participant is involuntarily terminated (other than "for cause") they will receive their vested percentage of SERP benefits upon retirement.

     Participants with at least two years of service at the time of a change of control who are subsequently terminated, will become 100% vested in their benefits regardless of years of service. The SERP provides that normal retirement age for participants in level "A" is 62. The normal retirement age for all other participants is 65.

     David L. Kalkbrenner will be entitled to receive a projected benefit under the SERP that is equal to 43.62% of his 1998 total compensation at his normal retirement age of 62; Steven C. Smith will be entitled to receive a projected benefit of 60.00% of his 1998 total compensation; David R. Hood will be entitled to receive a projected benefit of 45.36% of his 1998 total compensation; Susan
K. Black will be entitled to receive a projected benefit of 63.96% of her 1998 total compensation; and Gregg A. Johnson will be entitled to receive a projected benefit of 70.40% of his 1998 annualized total compensation.

     As of December 31, 1998, Mr. Kalkbrenner was credited with 11 years of services under the SERP; Mr. Smith was credited with 9 years of service under the SERP; Mr. Hood was credited with 8 years of service under the SERP; Ms. Black was credited with 8 years of service under the SERP; and Mr. Johnson was credited with 1 year of service under the SERP.

     Compensation Committee Interlocks and Insider Participation

     The Executive Committee of the Greater Bay Board acts as the Executive Compensation Committee. The members of the Executive Committee are Messrs. Kalkbrenner, Gatto, Matteson, Lindsay and Seiler. None of these persons serves or has served as an officer or employee of Greater Bay or its subsidiaries, except for Mr. Kalkbrenner, who serves as the President and Chief Executive Officer of Greater Bay. In addition, Mr. Matteson has an interest in a building leased by MPB. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Beneficial Ownership

     The following table shows, as of December 31, 1998, an individual who beneficially owns 5% or more of Greater Bay's Common Stock. As of December 31, 1998, Greater Bay did not know of any other individual or company which beneficially owned 5% or more of Greater Bay's Common Stock. The Securities and Exchange Commission has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if they own it in the usual sense, but also if they have the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes that number of shares that a person has the right to acquire within 60 days. Two or more persons might count as beneficial owners of the same share.

                                                                              Shares Beneficially Owned
                                                                      ---------------------------------------------
Name and Address of Beneficial Owner                                         Number of               Percentage of
                                                                              Shares                     Class
-----------------------------------------------------------------     --------------------        -----------------

Leo K.W. Lum, PRB Revocable Trust................................                  951,804                     9.84%
344 Pine Street
San Francisco, California 94104

     Ownership by Greater Bay Directors and Executive Officers


     The following table shows, as of December 31, 1998, beneficial ownership of Greater Bay Common Stock by each of Greater Bay's directors and executive officers, and for directors and executive officers as a group.
Unless otherwise indicated in the table below, no director or executive officer of Greater Bay shares beneficial ownership of these shares with anyone else.

                                                                              Shares Beneficially Owned(2)
                                                                      ---------------------------------------------
             Name and Address of Beneficial Owner(1)                         Number of                 Percentage of
                                                                              Shares                     Class(3)
-----------------------------------------------------------------     --------------------        -----------------
Susan K. Black(4)................................................                   17,654                      .18
George R. Corey..................................................                   82,248                      .85
John W. Gatto(5).................................................                   37,778                      .39
David R. Hood(6).................................................                   51,263                      .53
James E. Jackson(7)..............................................                   97,628                     1.01
Gregg A. Johnson.................................................                       --                       --
David L. Kalkbrenner(8)..........................................                  110,167                     1.13
Rex D. Lindsay(9)................................................                   83,860                      .87
Leo K.W. Lum (10)................................................                  950,748                     9.84
George M. Marcus(11).............................................                   72,604                      .75
Duncan L. Matteson(12)...........................................                   95,556                      .76
Glen McLaughlin(13)..............................................                   53,746                      .56
Rebecca Q. Morgan................................................                       --                       --
Dick J. Randall(14)..............................................                  217,188                     2.25
Donald H. Seiler(15).............................................                   85,738                      .89
Steven C. Smith(16)..............................................                   83,134                      .86
Warren R. Thoits(17).............................................                   61,840                      .64
All directors and executive officers as a group (17 persons)(18).                2,101,232                    21.72

_____________
(1) The address for each of the beneficial owners is care of Greater Bay Bancorp, 2860 West Bayshore Road, Palo Alto, California 94303.

(2) Includes shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(3) Shares of Greater Bay Common Stock issuable upon exercise of stock options exercisable within 60 days of December 31, 1998 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(4) Includes 5,430 shares held jointly by Susan K. Black and her spouse and 11,224 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(5) Includes 4,400 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1998.

(6) Includes 11,052 shares held in an IRA for Mr. Hood, 9,301 shares held jointly by Mr. Hood and his spouse, 1,744 shares in a 401(k) plan for Mr. Hood and 29,166 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1998.

(7) Includes 63,458 shares held jointly by James E. Jackson and his spouse, 2,982 shares held in an IRA for the benefit of Mr. Jackson's spouse, 14,126 shares held in an IRA for Mr. Jackson, and 17,062 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1998.

(8) Includes 19,994 shares held in an IRA for Mr. Kalkbrenner, 3,935 shares in a 401(k) plan for Mr. Kalkbrenner and 48,624 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(9) Includes 62,558 shares held by the Rex D. and Leanor L. Lindsay Family Trust and 21,302 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1998.

(10) Represents shares owned by the Leo K.W. Lum PRB Revocable Trust of which Mr. Lum is the sole trustee and beneficiary.

(11) Includes 11,156 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(12) Includes 65,178 shares held jointly with Mr. Matteson's spouse as trustees of the Matteson Family Trust, 22,000 shares held by the Matteson Realty Services, Inc. Defined Benefit Employees' Retirement Trust and 8,378 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(13) Includes 10,000 shares held by the McLaughlin Family Foundation and 16,158 shares issuable upon the exercise of options exercisable within 60 days of December 31, 1998.

(14) Includes 209,982 shares held by the Dick J. and Carolyn L. Randall Trust and 6,836 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(15) Includes 71,982 shares held jointly with Mr. Seiler's spouse as trustees of the Seiler Family Trust and 13,756 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(16) Includes 5,467 shares held in a 401(k) Plan for Mr. Smith, 12,873 shares held jointly by Mr. Smith and his spouse, 7,532 shares held in an IRA for Mr. Smith, 740 shares held in an IRA for his spouse and 56,522 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(17) Includes 26,392 shares held by Mr. Thoits as trustee of the Warren R. Thoits Trust dated December 30, 1983, 11,678 shares held by Thoits Brothers, Inc., 13,992 shares for which Mr. Thoits is the record holding trustee, 4,500 shares held by Mr. Thoits and his spouse as trustees of the WRT-VBT 1998 Trust dated September 1, 1988 and 5,278 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

(18) Includes 250,222 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 1998.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Greater Bay, through its subsidiaries has had and expects in future to have banking transactions in the ordinary course of business with Greater Bay's directors and officers or associates of Greater Bay's directors and officers. Greater Bay may also have banking transactions with corporations of which Greater Bay's directors or officers may own a controlling interest, or also serve as directors or officers. Such transactions have taken place and will take place on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Greater Bay believe that such transactions involving loans did not present more than normal risk of noncollectibility or present other unfavorable features. The Federal Reserve Act, as amended, limits the loans to Greater Bay's executive officers by amount and purpose.

     MPB leases its offices at 420 Cowper Street, Palo Alto, California 94301 from MPB Associates, a tenant-in-common arrangement. Three directors of Greater Bay, Messrs. Matteson, Seiler and Thoits, and four other directors of MPB, together own an approximately 51% interest in MPB Associates. The acquisition of MPB's leased premises by MPB Associates did not result in a change in the terms of MPB's lease.

     The lease, which originally expired in May 1993, has been extended through January 2000. MPB pays an annual rental of $560,000 for the entire leased space. Additionally, MPB pays real property taxes, utilities, and building insurance, to the extent they exceed, on an annual basis, $1.40 per rentable square foot, $1.60 per rentable square foot, and $0.17 per rentable square foot, respectively. MPB received a rent adjustment on June 1, 1998, and will receive similar adjustments every following 12 months, based on the change in the immediately preceding year over 1992 in the Consumer Price Index for All Urban Consumers, San Francisco/Oakland Metropolitan Area, All-Items (1967 = 100) as published by the U.S. Department of Labor, Bureau of Labor Statistics. The lease also contains a provision granting MPB a right of first refusal to purchase the building during the term of the lease upon the same terms and conditions that the landlord is willing to accept from a third party.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.



                                    Greater Bay Bancorp


                                    By:  /s/ Steven C. Smith
                                         -------------------
                                         Steven C. Smith
                                         Executive Vice President, Chief
                                         Operating Officer and Chief Financial
                                         Officer