Form 10-Q
period 1999-03-31
GREATER BAY BANCORP
filed 1999-05-04
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                                      OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________.

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

                               YES  X    No ___
                                   ---

Outstanding shares of Common Stock, no par value, as of April 23, 1999:
9,767,572

                              GREATER BAY BANCORP


                                     INDEX


                        PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1999 and December 31, 1998....................     3

               Consolidated Statements of Operations
               for the Three Months Ended
               March 31, 1999 and 1998.................................     4

               Consolidated Statements of Comprehensive Income
               for the Three Months Ended
               March 31, 1999 and 1998.................................     5

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 1998..............     6

               Notes to Consolidated Financial Statements..............     7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    15

Item 3.  Quantitative and Qualitative Disclosures About Market
               Risks...................................................    27

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   33

               Signatures..............................................    34

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,
                                                                                                1999              December 31,
(Dollars in thousands)                                                                       (unaudited)              1998
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                    $       68,185         $       59,975
Federal funds sold                                                                                 90,400                 43,600
Other short term securities                                                                        67,209                 77,576
                                                                                           -------------------------------------
       Cash and cash equivalents                                                                  225,794                181,151
Investment securities:
    Available for sale, at fair value                                                             262,954                255,483
    Held to maturity, at amortized cost (fair value $84,793 and $81,717 at
      March 31, 1999 and December 31, 1998, respectively)                                          84,859                 81,157
    Other securities                                                                                5,701                  5,654
                                                                                           -------------------------------------
       Investment securities                                                                      353,514                342,294
Loans:
    Commercial                                                                                    560,913                455,077
    Real estate construction and land                                                             177,939                173,857
    Real estate term                                                                              320,637                299,111
    Consumer and other                                                                             89,418                 81,089
    Deferred loan fees and discounts                                                               (4,358)                (3,343)
                                                                                           -------------------------------------
    Total loans, net of deferred fees                                                           1,144,549              1,005,791
       Allowance for loan losses                                                                  (21,915)               (21,304)
                                                                                           -------------------------------------
    Total loans, net                                                                            1,122,634                984,487
Property, premises and equipment                                                                   12,620                 10,961
Interest receivable and other assets                                                               66,734                 63,972
                                                                                           -------------------------------------
                Total assets                                                               $    1,781,296         $    1,582,865
                                                                                           =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                            $      280,747         $      268,448
    MMDA, NOW and savings                                                                         931,256                854,392
    Time certificates, $100,000 and over                                                          275,639                168,075
    Other time certificates                                                                        51,435                 51,577
                                                                                           -------------------------------------
    Total deposits                                                                              1,539,077              1,342,492
Other borrowings                                                                                   70,135                 72,585
Subordinated debt                                                                                       -                  3,000
Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trust holding solely junior subordinated debentures                     50,000                 50,000
Other liabilities                                                                                  23,827                 22,112
                                                                                           -------------------------------------
              Total liabilities                                                                 1,683,039              1,490,189
                                                                                           -------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
   none issued                                                                                          -                      -
Common stock, no par value: 24,000,000 shares authorized;
  9,736,602 and 9,612,142 shares issued and outstanding as of
   March 31, 1999 and December 31, 1998, respectively                                              58,496                 57,283
Accumulated other comprehensive income (loss)                                                         387                    (96)
Retained earnings                                                                                  39,374                 35,489
                                                                                           -------------------------------------
              Total shareholders' equity                                                           98,257                 92,676
                                                                                           -------------------------------------
                Total liabilities and shareholders' equity                                 $    1,781,296         $    1,582,865
                                                                                           =====================================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended March 31,
                                                                                          ----------------------------------
(Dollars in thousands, except per share amounts) (unaudited)                                   1999                  1998*
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                                          $    24,670           $    19,396
Interest on investment securities:
  Taxable                                                                                        4,404                 3,364
  Tax - exempt                                                                                     726                   316
                                                                                          ----------------------------------
      Total interest on investment securities                                                    5,130                 3,680
Other interest income                                                                            1,541                 2,484
                                                                                          ----------------------------------
      Total interest income                                                                     31,341                25,560
                                                                                          ----------------------------------

INTEREST EXPENSE
Interest on deposits                                                                            10,892                 8,749
Interest on long term borrowings                                                                 1,983                   874
Interest on other borrowings                                                                       106                   809
                                                                                          ----------------------------------
      Total interest expense                                                                    12,981                10,432
                                                                                          ----------------------------------
          Net interest income                                                                   18,360                15,128
Provision for loan losses                                                                          861                   996
                                                                                          ----------------------------------
          Net interest income after provision for loan losses                                   17,499                14,132
                                                                                          ----------------------------------

OTHER INCOME
Trust fees                                                                                         721                   550
Service charges and other fees                                                                     352                   420
Gain on sale of SBA loans                                                                          284                   244
Gain on sale of investments,                                                                         -                     8
 net
Other income (loss)                                                                                573                  (193)
                                                                                          ----------------------------------
      Total, recurring                                                                           1,930                 1,029
Warrant income                                                                                       4                   497
                                                                                          ----------------------------------
      Total other income                                                                         1,934                 1,526
                                                                                          ----------------------------------

OPERATING EXPENSES
Compensation and benefits                                                                        6,380                 5,426
Occupancy and equipment                                                                          2,072                 1,389
Telephone, postage and supplies                                                                    534                   451
Legal and other professional fees                                                                  489                   385
Marketing and promotion                                                                            346                   122
Client services                                                                                    252                   151
FDIC insurance and regulatory assessments                                                           92                    89
Insurance                                                                                           57                    79
Other real estate owned                                                                             21                    23
Contribution to the GBB Foundation                                                                   -                   701
Other                                                                                              792                   967
                                                                                          ----------------------------------
      Total operating expenses                                                                  11,035                 9,783
                                                                                          ----------------------------------
          Income before provision for income taxes and extraordinary items                       8,398                 5,875
Provision for income taxes                                                                       3,252                 1,896
                                                                                          ----------------------------------
          Net income before extraordinary items                                                  5,146                 3,979
Extraordinary items                                                                                (88)                    -
                                                                                          ----------------------------------
          Net income                                                                       $     5,058           $     3,979
                                                                                          ==================================

Net income per share - basic**                                                             $      0.52           $      0.43
                                                                                          ==================================

Net income per share - diluted**                                                           $      0.49           $      0.39
                                                                                          ==================================

* Restated on an historical basis to reflect the merger with Pacific Rim Bancorporation ("PRB") and Pacific Business Funding Corporation on a pooling of interests basis.
** Restated to reflect 2-for-1 stock split declared for shareholders of record as of April 30, 1998.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                Three Months Ended March 31,
                                                                                           ------------------------------------
(Dollars in thousands) (unaudited)                                                                  1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     $       5,058        $     3,979
                                                                                           ------------------------------------

Other comprehensive income:

      Unrealized gains on
       securities:
             Unrealized holding gains arising during period (net of taxes
                  of $(278) and $78 for the three months ended March 31,                                (398)               111
                  1999 and 1998,
                   respectively)
             Less: reclassification adjustment for gains included in
                  net income (net of taxes of $0 and $3 for the
                  three months ended March 31, 1999 and 1998, respectively)                                -                  5
                                                                                           ------------------------------------
      Net change                                                                                        (398)               106

      Cash flow hedge:
             Net derivative gains arising during period (net of taxes of
                  $586 for the three months ended March 31, 1999)                                        838                  -
             Less: reclassification adjustment for swap settlements
                  included in net income (net of taxes of $(30) for the three
                  months ended March 31, 1998)                                                           (43)                 -
                                                                                           ------------------------------------
      Net change                                                                                         881                  -
                                                                                           ------------------------------------

            Other comprehensive income                                                                   483                106
                                                                                           ------------------------------------

                 Comprehensive income                                                          $       5,541        $     4,085
                                                                                           ====================================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended March 31,
                                                                             -----------------------------------------
(Dollars in thousands) (unaudited)                                                  1999                      1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES
Net income                                                                   $       5,058               $      3,979
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                          861                         996
    Depreciation and amortization                                                    1,015                         640
    Deferred income taxes                                                             (251)                        (17)
    (Gain) loss on sale of investments, net                                              -                          44
    Changes in:
        Accrued interest receivable and other assets                                (1,260)                     (2,115)
        Accrued interest payable and other liabilities                               3,215                      12,284
        Deferred loan fees and discounts, net                                        1,015                         169
                                                                             -------------               -------------
Operating cash flows, net                                                            9,653                      15,980
                                                                             -------------               -------------

CASH FLOWS - INVESTING ACTIVITIES
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                                 2,221                       6,407
    Available for sale                                                              16,487                      25,145
Purchase of investment securities:
    Held to maturity                                                                (5,905)                          -
    Available for sale                                                             (43,600)                    (59,381)
    Other securities                                                                   (47)                        (44)
Proceeds from sale of available for sale securities                                 18,595                       2,308
Loans, net                                                                        (140,023)                    (32,419)
Proceeds from sale of other real estate owned                                          345                           -
Purchase of property, premises and equipment                                        (2,320)                       (654)
Purchase of insurance policies                                                      (1,935)                    (18,122)
                                                                             -------------               -------------
Investing cash flows, net                                                         (156,182)                    (76,760)
                                                                             -------------               -------------

CASH FLOWS - FINANCING ACTIVITIES
Net change in deposits                                                             196,585                      35,335
Net change in other borrowings - short term                                         (2,451)                     (7,213)
Proceeds from other borrowings - long term                                               -                      60,000
Principal repayment - long term borrowings                                          (3,000)                          -
Proceeds from sale of common stock                                                   1,213                         698
Cash dividends                                                                      (1,175)                     (1,027)
                                                                             -------------               -------------
Financing cash flows, net                                                          191,172                      87,793
                                                                             -------------               -------------

Net change in cash and cash equivalents                                             44,643                      27,013
Cash and cash equivalents at beginning of period                                   181,151                     231,549
                                                                             -------------               -------------
Cash and cash equivalents at end of period                                   $     225,794               $     258,562
                                                                             =============               =============

CASH FLOWS - SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
    Interest                                                                 $      13,388               $      10,274
    Income taxes                                                             $         400               $       1,830
Non-cash transactions:
    Additions to other real estate owned                                     $          -                $         105

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 1999 AND 1998 AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1998.

CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Mid-Peninsula Bank ("MPB"), Cupertino National Bank ("CNB"), Peninsula Bank of Commerce ("PBC"), Golden Gate Bank ("Golden Gate"), GBB Capital I and GBB Capital II and its operating divisions Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

                                                                                     Accumulated
                                              Unrealized Gains     Cash Flow      Other Comprehensive
(Dollars in thousands)                         on Securities         Hedges           Income (Loss)
------------------------------------------------------------------------------------------------------
Balance - as of December 31, 1998               $       581       $     (677)          $        (96)
Current period change                                  (398)             881                    483
                                              --------------------------------------------------------

Balance - as of March 31, 1999                  $       183       $      204           $        387
                                              ========================================================

AS OF MARCH 31, 1999 AND 1998 AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 1999 and 1998.

                                                For the three months ended March 31, 1999  For the three months ended March 31, 1998
                                                -----------------------------------------  -----------------------------------------
                                                                     Average                                Average
                                                        Income        Shares     Per Share      Income       Shares      Per Share
(Dollars in thousands, except per share amounts)     (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------------------  -------------------------------------
Net income                                             $ 5,058                                 $ 3,979

Basic net income per share:
  Income available to common shareholders                5,058       9,688,000     $ 0.52        3,979      9,356,000     $ 0.43

Effect of dilutive securities:
  Stock options                                              -         588,000          -            -        898,000          -
                                                    ---------------------------------------  -------------------------------------
Diluted net income per share:
  Income available to common shareholders
  and assumed conversions                              $ 5,058      10,276,000     $ 0.49      $ 3,979     10,254,000     $ 0.39
                                                    ---------------------------------------  -------------------------------------

         There were options to purchase 475,125 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended March 31, 1999. There were no options that were considered anti-dilutive during the three months ended March 31, 1998.

         Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1998 mergers with PRB and PBFC at a total of 950,748 and 298,000 shares, respectively.

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

AS OF MARCH 31, 1999 AND 1998 AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 2-MERGERS

     On January 26, 1999 Greater Bay and Bay Area Bancshares ("BA Bancshares"), the holding company of Bay Area Bank ("BAB"), signed a definitive agreement for a merger between the two companies. The terms of the agreement provide for BA Bancshares shareholders to receive approximately 1,393,000 shares of Greater Bay stock subject to certain adjustments, in a tax-free exchange to be accounted for as a pooling-of-interest. Following the transaction, the shareholders of BA Bancshares will own approximately 12.7% of the combined company. The transaction is expected to be completed in May 1999. BAB's office is located in Redwood City, California.

     In all mergers, certain reclassifications were made to conform to the Company's financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

     The following table sets forth the composition of the operations of the Company and BAB for the period indicated.


                                            As of
(Dollars in thousands)                  March 31, 1999
------------------------------------------------------
Net interest income:
   Greater Bay Bancorp                     $ 18,360
   Bay Area Bancshares                        2,180
                                           ---------
      Combined                             $ 20,540
                                           =========

Provision for loan losses:
   Greater Bay Bancorp                     $    861
   Bay Area Bancshares                           60
                                           ---------
      Combined                             $    921
                                           =========

Net income:
   Greater Bay Bancorp                     $  5,058
   Bay Area Bancshares                          645
                                           ---------
      Combined                             $  5,703
                                           =========


     There were no significant transactions between the Company and BAB prior to the merger. All intercompany transactions have been eliminated.

AS OF MARCH 31, 1999 AND 1998 AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 3--BORROWINGS

     Other borrowings are detailed as follows:

                                                     March 31,      December 31,
(Dollars in thousands)                                 1999             1998
------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Short term notes payable                       $    135        $     135
                                                    --------------------------
            Total short term borrowings                   135              135
                                                    --------------------------
   Long term borrowings:
      Securities sold under agreements
         to repurchase                                 50,000           50,000
      FHLB advances                                    20,000           20,000
      Promissory notes                                      -            2,450
                                                    --------------------------
            Total other long term borrowings           70,000           72,450
                                                    --------------------------
Total other borrowings                               $ 70,135        $  72,585
                                                    ==========================

Subordinated notes, due September 15, 2005           $      -        $   3,000
                                                    ==========================
Total subordinated debt                              $      -        $   3,000
                                                    ==========================


     During the three months ended March 31, 1998, the average balance of securities sold under short term agreements to repurchase was $23.3 million and the average interest rate during that period was 5.65%. No such borrowings were outstanding during the three months ended March 31, 1999. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the three months ended March 31, 1998, the average balance of federal funds purchased was $547,000 and the average interest rate during that period was 5.25%. There were no such balances outstanding during the three months ended March 31, 1999.

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

AS OF MARCH 31, 1999 AND 1998 AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The promissory notes, which bear an interest rate of 13.76% and will mature April 15, 2000, were offered to PBFC's officers along with other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. These notes were redeemed by the Company in January 1999.

     On March 15, 1999 the Company redeemed the $3.0 million in subordinated debt issued in 1995. The Company paid a premium of $150,000 ($88,000 net of tax) on the payoff of the debt. The premium was recorded, net of taxes, as an extraordinary item in March 1999.

NOTE 4--ACTIVIY OF BUSINESS SEGMENTS

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

     The Company is organized primarily along community banking and trust divisions. Ten of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division has been shown as the "trust operations" segment. The Company's business is conducted principally in the U.S.; foreign operations are not material.

     The following table shows each segment's key operating results and financial position for the three month ended March 31, 1999 and 1998:


                                                         Three Months Ended                   Three Months Ended
                                                           March 31, 1999                       March 31, 1998
                                                   --------------------------------         ----------------------------
                                                       Community          Trust             Community            Trust
(Dollars in thousands)                                  Banking         Operations           Banking           Operations
-------------------------------------------------------------------------------------------------------------------------
Net interest income (1)                                $  19,186        $    57             $  15,488          $   177
Other income                                               1,131            725                   960              562
Operating expenses, excluding merger and
     other related nonrecurring costs                     10,778            719                 9,596              558
Net income before income taxes (1)                         8,677             64                 5,856              181

Total assets                                           1,760,071              -             1,311,541                -
Deposits                                               1,493,600         45,477             1,051,133           55,298
Assets under management                                        -        630,840                     -          578,290

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

AS OF MARCH 31, 1999 AND 1998 AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 5--CASH DIVIDEND

     The Company declared a cash dividend of $0.12 cents per share payable on April 15, 1999 to shareholders of record as of March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company", on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the former holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the former holding
company for Mid-Peninsula Bank ("MPB").   In December 1997 the Company completed
a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC became the third wholly owned banking subsidiary of Greater Bay. In May 1998, the Company completed a merger with Pacific Rim Bancorporation ("PRB"), the holding company for Golden Gate Bank ("Golden Gate"), whereby Golden Gate became the fourth wholly owned banking subsidiary of Greater Bay. In August 1998, the Company completed a merger with Pacific Business Funding Corporation ("PBFC"), which now operates as an operating division of CNB and conducts business under the name Pacific Business Funding. All mergers were accounted for as a pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented. CNB, MPB, PBC and Golden Gate are referred to collectively herein as the "Banks." The financial information includes the results of the Company's operating divisions, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Selected Financial Information" and the Company's consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation.


RESULTS OF OPERATIONS

     The Company reported net income of $5.1 million for the first quarter of 1999, a 27.1% increase over the first quarter of 1998 net income of $4.0 million. Basic net income per share was $0.52 for the first quarter of 1999, as compared to $0.43 for the first quarter of 1998. Diluted net income per share was $0.49 and $0.39 for the first quarter of 1999 and 1998, respectively. The return on average assets and return on average shareholders' equity were 1.23% and 21.40% for the first quarter of 1999, compared with 1.30% and 20.84% for the first quarter in 1998, respectively.

     The Company's operating results included extraordinary items of $150,000 ($88,000 net of tax) for the first quarter of 1999 related to the early retirement of $3.0 million of subordinated debt of the Company. The following table summarizes net income, net income per share and key financial ratios before and after extraordinary items for the three months ended March 31, 1999:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                             Before              After
                                                          extraordinary      extraordinary
(Dollars in thousands, except per share amounts)              items              items
                                                         ----------------   ----------------
Net income                                                       $ 5,146            $ 5,058
Net income per share:
   Basic                                                          $ 0.53             $ 0.52
   Diluted                                                        $ 0.50             $ 0.49
Return on average assets                                            1.25%              1.23%
Return on average shareholders' equity                             21.78%             21.40%

     The increase in first quarter 1999 net income as compared to the same period in 1998 was principally the result of significant growth in loans and deposits. This growth, partially offset by a decline in interest rate spreads, resulted in a $3.2 million increase in net interest income. Operating expenses increased by $2.0 million, excluding the contribution to the Greater Bay Bancorp Foundation (the "Foundation") discussed below. Operating expense increases reflect additional efforts required to service and support the Company's growth.

     Net income for the three months ended March 31, 1999 and 1998 included $4,000 and $497,000, respectively, in warrant income resulting from the warrants received from clients of the Banks. During 1998, the Company donated appreciated warrants to the Foundation. The contribution of the warrants triggered recognition of warrant income of $497,000, net of related employee incentives, and a donation expense of $701,000. The Company recognized a tax benefit of $288,000 from these transactions. The 1999 increase in other income relates to a 1998 write-down on equity securities in accordance with APB 18 of $484,000. This increase was partially offset by a decrease in Warrant income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST INCOME

     Net interest income increased 21.4% to $18.4 million for the first quarter of 1999 from $15.1 million for the first quarter of 1998. This increase was primarily due to the $378.4 million, or 32.5%, increase in average interest-earning assets which was partially offset by a 45 basis point decrease in the Company's net yield on interest earning assets.

     The following table presents, for the quarters indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                               Three Months Ended                   Three Months Ended
                                                                 March 31, 1999                     December 31, 1998
                                                            ------------------------              ----------------------
                                                                                  Average                            Average
                                                        Average                   Yield/      Average                Yield/
(Dollars in thousands)                                  Balance      Interest      Rate        Balance    Interest    Rate
-----------------------------------------------------------------------------------------   --------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                  $     58,143   $       682     4.76%   $    67,083   $     870    5.15%
 Other short term investments                              68,743           859     5.07%        86,477       1,313    6.02%
 Investment securities:
     Taxable                                              277,956         4,404     6.43%       337,761       4,880    5.73%
     Tax-exempt (1)                                        61,210           726     4.81%        57,473         697    4.81%
 Loans (2), (3)                                         1,075,401        24,670     9.30%       905,675      22,229    9.74%
                                                     ------------   -----------             -----------   ---------
          Total interest-earning assets                 1,541,453        31,341     8.25%     1,454,468      29,989    8.18%
 Noninterest-earning assets                               125,716                               124,040
                                                     ------------   -----------             -----------   ---------
         Total assets                                $  1,667,169        31,341             $ 1,578,508      29,989
                                                     ============   -----------                           =========
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                           $    865,779         7,311     3.42%   $   843,004       7,208    3.39%
     Time deposits, over $100,000                         254,090         2,944     4.70%       187,629       2,337    4.94%
     Other time deposits                                   51,282           637     5.04%        50,665         632    4.95%
                                                     ------------   -----------             -----------   ---------
         Total interest-bearing deposits                1,171,151        10,892     3.77%     1,081,298      10,177    3.73%
 Other borrowings                                          70,980         1,018     5.82%        80,181       1,143    5.66%
 Subordinated debt                                          2,443            71    11.79%         3,000          86   11.37%
 Trust Preferred Securities                                50,000         1,000     8.11%        51,998       1,089    8.31%
                                                     ------------   -----------             -----------   ---------
          Total interest-bearing liabilities            1,294,574        12,981     4.07%     1,216,476      12,495    4.08%
 Noninterest bearing deposits                             253,689                               252,506
 Other noninterest-bearing liabilities                     23,066                                18,902
 Shareholders' equity                                      95,840                                90,624
                                                     ------------   -----------             -----------   ---------
         Total shareholders' equity and liabilities  $  1,667,169        12,981             $ 1,578,508      12,495
                                                     ============   -----------             ===========   ---------

 Net interest income                                                $    18,360                           $  17,494
                                                                    ===========                           =========
 Interest rate spread                                                               4.18%                              4.11%
 Contribution of interest free funds                                                0.65%                              0.67%
 Net yield on interest-earning assets (4)                                           4.83%                              4.77%


                                                                   Three Months Ended
                                                                     March 31, 1998
                                                               --------------------------
                                                                                      Average
                                                          Average                     Yield/
(Dollars in thousands)                                    Balance       Interest       Rate
------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                     $    77,598   $     1,026      5.36%
 Other short term investments                               102,475         1,765      6.99%
 Investment securities:
     Taxable                                                205,360         3,364      6.64%
     Tax-exempt (1)                                          25,217           316      5.08%
 Loans (2), (3)                                             752,381        19,089     10.29%
                                                        -----------   -----------
          Total interest-earning assets                   1,163,031        25,560      8.91%
 Noninterest-earning assets                                  77,476
                                                        -----------   -----------
         Total assets                                   $ 1,240,507        25,560
                                                        ===========   -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                              $   672,855   $     6,196      3.73%
     Time deposits, over $100,000                           171,183         2,192      5.19%
     Other time deposits                                     46,323           603      5.28%
                                                        -----------    ----------
         Total interest-bearing deposits                    890,361         8,991      4.10%
 Other borrowings                                            56,004           867      6.28%
 Subordinated debt                                            3,000            86     11.63%
 Trust Preferred Securities                                  20,000           488      9.90%
                                                        -----------    ----------
          Total interest-bearing liabilities                969,365        10,432      4.36%
 Noninterest bearing deposits                                             178,238
 Other noninterest-bearing liabilities                                     15,479
 Shareholders' equity                                                      77,425
                                                        -----------   -----------
         Total shareholders' equity and liabilities     $ 1,240,507        10,432
                                                        -----------   -----------

 Net interest income                                                  $    15,128
                                                                      ===========
 Interest rate spread                                                                  4.55%
 Contribution of interest free funds                                                   0.73%
 Net yield on interest-earning assets (4)                                              5.28%


(1) The tax equivalent yields earned on the tax exempt securities are 6.96%, 6.96% and 7.35% for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively, using the federal statuary rate of 34%.

(2) Nonaccrual loans are excluded in the average balance.

(3) Interest income includes loan fees of $890,000, $800,000 and $810,000 for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the quarters indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

                                                         Three Months Ended March 31, 1999      Three Months Ended March 31, 1999
                                                          Compared with December 31, 1998         Compared with March 31, 1998
                                                             favorable / (unfavorable)              favorable / (unfavorable)
(Dollars in thousands)(1)                                Volume        Rate           Net       Volume        Rate          Net
-------------------------------------------------------------------------------------------   -----------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                    $   (120)  $    (68)     $     (188)   $    (237)   $   (107)    $   (344)
 Other short term investments                              (256)      (198)           (454)        (494)       (412)        (906)
 Investment securities:
   Taxable                                                 (977)       501            (476)       1,156        (116)       1,040
   Tax-exempt                                                30         (1)             29          428         (18)         410
 Loans                                                    3,556     (1,115)          2,441        7,587      (2,006)       5,581
                                                       ------------------------------------   -----------------------------------
     Total interest income                                2,233       (881)          1,352        8,440      (2,659)       5,781
                                                       ------------------------------------   -----------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
   MMDA, NOW and savings                                    (77)       (26)           (103)      (1,671)        556       (1,115)
   Time deposits over $100,000                             (733)       126            (607)        (981)        229         (752)
   Other time deposits                                       (2)        (3)             (5)        (63)          29          (34)
                                                       ------------------------------------   -------------------------------------
     Total interest-bearing deposits                       (812)        97            (715)      (2,715)        814       (1,901)
 Other borrowings                                           152        (27)            125         (220)         69         (151)
 Subordinated debt                                           18         (3)             15           16          (1)          15
 TPS                                                         55         34              89         (616)        104         (512)
                                                       ------------------------------------   -------------------------------------
     Total interest expense                                (587)       101            (486)      (3,536)        987       (2,549)
                                                       ------------------------------------   -------------------------------------
       Net increase (decrease) in net interest income  $  1,646   $   (780)     $      866      $ 4,905    $ (1,673)    $  3,232
                                                       ====================================   =====================================


(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.


     Interest income for the first quarter of 1999 increased 22.6% to $31.3 million from $25.6 million for the first quarter of 1998. This was primarily due to the significant increase in loans, the Company's highest yielding interest-earning asset, and investment securities. Loan volume increases were the result of the continuing economic improvement in the Company's market areas, as well as the addition of experienced relationship managers and significant business development efforts by the Company's relationship managers. The increase was partially offset by a decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $378.4 million, or 32.5%, to $1.5 billion for the first quarter of 1999, compared to $1.2 million for the first quarter of 1998. Of this total increase, average loans increased $324.0 million, or 42.9%, to $1.1 billion, or 69.8% of average interest-earning assets, for the first quarter of 1999 from $752.4 million, or 64.7% of average interest-earning assets for the first quarter of 1998. Investment securities, Federal funds sold and other short-term securities, increased 13.5% to $466.1 million, or 30.2% of average interest-earning assets for the first quarter of 1999, from $410.7 million, or 35.3% of average interest-earning assets for the first quarter of 1998.

     The average yield on interest-earning assets declined 66 basis points to 8.25% for the first quarter of 1999 from 8.91% for the first quarter of 1998 primarily due to a decline in the average yield on loans. The average yield on loans declined 99 basis points to 9.30% for the first quarter of 1999 from 10.29% for the first quarter of 1998 primarily due to declines in market interest rates and increased competition for quality borrowers in the Company's market area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense for the first quarter of 1999 increased 24.4% to $13.0 million from $10.4 million for the first quarter of 1998. This increase was due to greater volumes of interest-bearing liabilities offset by lower interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 33.5% to $1.3 billion for the first quarter of 1999 from $969.4 million for the first quarter of 1998 due primarily to the efforts of the Banks' relationship managers in generating core deposits from their client relationships.

     During the first quarter of 1999, average noninterest-bearing deposits increased to $253.7 million from $178.2 million for the first quarter of 1998. Due to that increase, noninterest-bearing deposits comprised 17.8% of total deposits at March 31, 1999, compared to 16.7% at March 31, 1998.

     As a result of the foregoing, the Company's interest rate spread declined to 4.18% for the first quarter of 1999 from 4.55% for the first quarter of 1998, and the net yield on interest-earning assets declined for the first quarter of 1999 to 4.83% from 5.28% for the first quarter 1998.

     PBC holds $89.6 million in one demand deposit account (the "Special Deposit"). The Special Deposit represents the proposed settlement of a class action lawsuit not involving the Company. Due to the uncertainty of the time the Special Deposit will remain with PBC, management has invested a significant portion of the funds from this deposit in agency securities with maturities of less than 90 days. The Company's net yield on interest earning assets was reduced by the Special Deposit. The average deposit balances related to the Special Deposit during the the first quarter of 1999 and 1998 were $89.9 million and $91.6 million, respectively, on which the Company earned a spread of 1.76%. Excluding the Special Deposit, the first quarter 1999 and 1998 net yield on interest earning assets would have been 5.02% and 5.53%, respectively. Excluding the Special Deposit, the first quarter 1999 and 1998 interest rate spread would have been 4.32% and 4.73%, respectively.

     Certain client service expenses were incurred by the Company with respect to its noninterest-bearing liabilities. These expenses include messenger services, check supplies and other related items and are included in operating expenses. Had they been included in interest expense, the impact of these expenses on the Company's net yield on interest-earning assets would have been as follows for each of the quarters presented.

                                                                                         Three Months Ended March 31,
                                                                                   -----------------------------------------
(Dollars in thousands)                                                                   1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                                               $ 253,689               $ 178,238
Client service expenses                                                                         252                     151
Client service expenses, annualized                                                            0.40%                   0.34%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                                                           4.83%                   5.28%
Impact of client service expense                                                              (0.07)%                 (0.05)%
                                                                                   -----------------------------------------
Adjusted net yield on interest-earning assets (1)                                              4.76%                   5.22%
                                                                                   =========================================

(1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield of spread.


     The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects the Company's efforts to control its interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The provision for loan losses for the first quarter of 1999 was $861,000, compared to $996,000 for the first quarter of 1998. Although loans outstanding have increased substantially, nonperforming loans, comprised of nonaccrual loans, restructured loans, and accruing loans past due 90 days or more, declined from $4.2 million, or 0.54% of loans outstanding, at March 31, 1998, to $3.3 million or 0.29% of loans outstanding at March 31, 1999.

     For further information on nonperforming and classified loans and the allowance for loan losses, see--"Nonperforming and Classified Assets" herein.

OTHER INCOME

     Total other income increased to $1.9 million for the first quarter of 1999 compared to $1.5 million for the first quarter of 1998. The following table sets forth information by category of other income for the quarters indicated.

                                                               At and for the three month periods ended
                                              March 31,     December 31,     September 30,      June 30,     March 31,
                                             ----------------------------------------------------------------------------
(Dollars in thousands)                           1999           1998              1998            1998         1998
-------------------------------------------------------------------------------------------------------------------------
Trust fees                                   $        721   $          664   $            642   $      617   $       550
Service charges and other fees                        352              357                361          349           420
Gain on sale of SBA loans                             284              282                290          221           244
Gain on sale of investments, net                        -              320                  4           42             8
Other                                                 573              560                230          342          (193)
                                             ----------------------------------------------------------------------------
   Total, recurring                                 1,930            2,183              1,527        1,571         1,029
Warrant income                                          4              314                134            -           497
                                             ----------------------------------------------------------------------------
   Total                                     $      1,934   $        2,497   $          1,661   $    1,571   $     1,526
                                             ============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The increase in other income for the first quarter of 1999 as compared to the same period in 1998 was primarily the result of a $171,000 increase in trust fees, and a $40,000 increase in the gain on sale of SBA loans. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company. Trust assets increased to $630.8 million at March 31, 1999, compared to $576.3 million at March 31, 1998. The increase in the gain on sale of SBA loans was due to an increase in the origination and subsequent sale of SBA loans.

     Other other income for the first quarter of 1998 included a $484,000 writedown on equity securities in accordance with APB 18. Excluding the write-down on equity securities, other income would have been $291,000 for the first quarter of 1998.

     Other income in 1998 included warrant income of $497,000, net of related employee incentives. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

OPERATING EXPENSES

     The following table sets forth the major components of operating expenses for the quarters indicated.

                                                                            At and for the three month periods ended
                                                             March 31,     December 31,    September 30,    June 30,     March 31,
                                                             -----------------------------------------------------------------------
(Dollars in thousands)                                          1999           1998             1998          1998         1998
------------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                       $  6,380         $  5,807          $ 5,753     $ 5,729     $ 5,426
Occupancy and equipment                                            2,072            1,751            1,542       1,535       1,389
Telephone, postage and supplies                                      534              510              429         392         451
Professional services and legal costs                                489              432              403         377         385
Marketing and promotion                                              346              825              368         335         122
Client services                                                      252              140              122         131         151
Directors' fees                                                      121              146              133         142         151
FDIC insurance and regulatory assessments                             92               84               88          77          89
Expenses on other real estate owned                                   21               (6)              43          (8)         23
Contribution to GBB Foundation                                         -              448              192           -         701
Other                                                                728              977              810         562         895
                                                            ------------------------------------------------------------------------
    Total operating expenses, excluding merger costs            $ 11,035         $ 11,114         $  9,883    $  9,272     $ 9,783
Merger costs                                                           -                -              537       1,974           -
                                                            ------------------------------------------------------------------------
    Total operating expenses                                    $ 11,035         $ 11,114         $ 10,420    $ 11,246     $ 9,783
                                                            ------------------------------------------------------------------------
Efficiency ratio                                                   54.39%           55.60%           56.12%      64.30%      58.74%
Efficiency ratio, before merger costs                              54.39%           55.60%           53.22%      53.02%      58.74%
Total operating expenses to average assets*                         2.68%            2.79%            2.77%       3.28%       3.20%
Total operating expenses to average assets, before
  merger costs*                                                     2.68%            2.79%            2.63%       2.70%       3.20%

*Annualized

     Operating expenses totaled $11.0 million for the first quarter of 1999, compared to $9.8 million for the first quarter of 1998. The ratio of operating expenses to average assets was 2.68% for the first quarter of 1999 and 3.20% for the first quarter of 1998.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio for the first quarter of 1999 was 54.39%, compared to 58.74% for the first quarter of 1998.

     As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. For the first quarter of 1999, average assets increased 34.4% from the first quarter of 1998, while operating expenses, excluding nonrecurring cost, increased only 12.8%.

     Compensation and benefits expenses increased for the first quarter of 1999 to $6.4 million, compared to $5.4 million for the first quarter of 1998. The increase in compensation and benefits is due primarily to the addition of personnel in the first quarter of 1999 to accommodate the growth of the Company.

     The increase in occupancy and equipment; telephone, postage, and supplies; professional services and legal costs; marketing and promotion; and client service expense was related to the growth in the Company's loans, deposits and assets.

INCOME TAXES

     The Company's effective income tax rate for the first quarter of 1999 was 38.7%, compared to 32.3% in the first quarter of 1998. The effective rates were lower than the statutory rate of 41.2% due to tax-exempt income on municipal securities, and were partially offset by the impact of merger and other related nonrecurring costs.

     For the first quarter of 1998, the Company was able to reduce its effective tax rate through the donation of appreciated warrants to the Foundation, as discussed above.

FINANCIAL CONDITION

     Total assets increased 12.5% to $1.8 billion at March 31, 1999, compared to $1.6 billion at December 31, 1998. The increase in the first quarter of 1999 was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

LOANS

     Total gross loans increased 56.0%, on an annualized basis, to $1.1 billion at March 31, 1999, compared to $1.0 billion at December 31, 1998. The increases in the loan volume in the first quarter of 1999 was primarily due to an improving economy in the Company's market areas coupled with the business development efforts of the Company's relationship managers.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                               March 31,                December 31,
                                                                 1999                       1998
                                                   --------------------------------------------------------
(Dollars in thousands)                                 Amount             %         Amount          %
-----------------------------------------------------------------------------------------------------------
Commercial                                             $   560,913       50.0%    $  455,077        46.2%
Real estate construction and land                          177,939       15.8        173,857        17.7
Real estate term                                           320,637       28.6        299,111        30.4
Consumer and other                                          89,418        8.0         81,089         8.2
                                                   --------------------------------------------------------
              Total loans, gross                         1,148,907      102.4      1,009,134       102.5
Deferred fees and discounts, net                            (4,358)      -0.4         (3,343)       -0.3
                                                   --------------------------------------------------------
              Total loans, net of deferred fees          1,144,549      102.0      1,005,791       102.2
Allowance for loan losses                                  (21,915)      -2.0        (21,304)       -2.2
                                                   --------------------------------------------------------
               Total loans, net                        $ 1,122,634      100.0%    $  984,487       100.0%
                                                   --------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                                         At and for the three month periods ended
                                                          March 31,       December 31,    September 30,     June 30,     March 31,
                                                       -----------------------------------------------------------------------------
(Dollars in thousands)                                         1999             1998             1998           1998         1998
------------------------------------------------------------------------------------------------------------------------------------
Nonperfroming loans
           Nonaccrual loans                                     $ 2,847          $ 1,858          $ 2,919      $ 3,758      $ 3,152
           Accruing loans past due 90 days or more                    -                -                -           75          108
           Restructured loans                                       482              327              377          531          903
                                                       ----------------------------------------------------------------------------
                 Total nonperforming loans                        3,329            2,185            3,296        4,364        4,163
Other real estate owned                                             620              966              905        1,001        1,001
                                                       ----------------------------------------------------------------------------
                 Total nonperforming assets                     $ 3,949          $ 3,151          $ 4,201      $ 5,365      $ 5,164
                                                       ----------------------------------------------------------------------------

           Nonperforming assets to total loans
              and other real estate owned                          0.34%            0.31%            0.49%        0.65%        0.66%


     At March 31, 1999, the Company had $2.8 million in nonaccrual loans. Interest income foregone on nonaccrual loans outstanding totaled $64,000 and $96,000 for the three months ended March 31, 1999 and 1998, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At March 31, 1999, OREO acquired through foreclosure had a carrying value of $620,000, compared to $1.1 million at December 31, 1998.

     The Company had $482,000 and $327,000 of restructured loans as of March 31, 1999 and December 31, 1998, respectively. There were no principal reduction concessions allowed on restructured loans during the first quarter of 1999 or 1998. Interest income from restructured loans totaled $9,000 and $4,000 for the three months ended March 31, 1999 and 1998. Foregone interest income, which totaled $8,000 and $3,000 for the three months ended March 31, 1999 and 1998, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the classified assets at the dates indicated.

                                                                       At and for the three month periods ended
                                                         March 31,       December 31,    September 30,   June 30,     March 31,
                                                       -------------------------------------------------------------------------
(Dollars in thousands)                                    1999             1998             1998            1998         1998
--------------------------------------------------------------------------------------------------------------------------------
Substandard                                            $   15,284         $ 12,515         $ 12,807     $  9,068      $  9,138
Doubtful                                                      877            1,046            1,129        1,041         1,092
Loss                                                            -                -                -            -            47
Other real estate owned                                       620              966              905        1,001          1001
                                                       -------------------------------------------------------------------------
     Classified assets                                 $   16,781         $ 14,527         $ 14,841     $ 11,110      $ 11,278
                                                       -------------------------------------------------------------------------

Classified assets to total loans and other real              1.47%            1.44%            1.72%        1.35%         1.44%
   estate owned
Allowance for loan losses to total classified assets       130.59%          146.65%          133.82%      161.88%       146.88%

     With the exception of these classified assets, management was not aware of any loans outstanding as of March 31, 1999 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the Company's loan portfolio and economic conditions in the Company's market areas. See "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged- off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the quarters indicated.


                                                                           At and for the three month periods ended
                                                          March 31,      December 31,     September 30,       June 30,   March 31,
                                                         -------------------------------------------------------------------------
(Dollars in thousands)                                      1999           1998              1998              1998        1998
----------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                             $ 1,144,549    $ 1,005,791      $ 859,519      $ 819,736        $ 782,948
Average loans outstanding                                $ 1,072,348    $   908,767      $ 827,644      $ 798,591        $ 758,003
Allowance for loan losses:
Balance at beginning of period                           $    21,304    $    19,861      $  17,985      $  16,565        $  16,394
Charge-offs:
           Commercial                                           (224)           (51)          (14)              -             (734)
           Real estate construction and land                       -              -             -              (4)               -
           Real estate term                                        -              -             -               -               (2)
           Consumer and other                                    (39)          (453)          (27)            (13)            (120)
                                                         -------------------------------------------------------------------------
                 Total charge-offs                              (263)          (504)          (41)            (17)            (856)
                                                         -------------------------------------------------------------------------

Recoveries:
           Commercial                                              -              -            13              19               22
           Real estate construction and land                       -              -             -               -                -
           Real estate term                                        -              -             -               -                -
           Consumer and other                                     13             46             -               1                9
                                                         -------------------------------------------------------------------------
                 Total recoveries                                 13             46            13              20               31
                                                         -------------------------------------------------------------------------
            Net charge-offs                                     (250)          (458)          (28)              3             (825)
Provision charged to income (1)                                  861          1,901         1,904           1,417              996
                                                         -------------------------------------------------------------------------
Balance at end of period                                    $ 21,915       $ 21,304      $ 19,861        $ 17,985         $ 16,565
                                                         -------------------------------------------------------------------------

Quarterly net charge-offs to average loans
  outstanding during the period, annualized                     0.09%          0.20%         0.01%           0.00%            0.44%
Year to date net charge-offs to average loans
  outstanding during the period, annualized                     0.09%          0.21%         0.20%           0.30%            0.44%
Allowance as a percentage of average loans
  outstanding                                                   2.04%          2.34%         2.40%           2.25%            2.19%
Allowance as a percentage of period end loans
  outstanding                                                   1.91%          2.12%         2.31%           2.19%            2.12%
Allowance as a percentage of non-performing loans             658.31%        975.01%       602.58%         412.12%          397.91%

_______________________

(1) Includes $113,000 in the third quarter of 1998 and $70,000 in the second quarter of 1998 to conform practices to the Company's reserve methodologies, which is included in mergers and related nonrecurring costs.


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

     At March 31, 1999, the allowance for credit losses was $21.9 million, consisting of a $13.4 million allocated allowance and a $8.5 million unallocated allowance. The unallocated allowance is composed of two elements. The first element consists of an amount up to 20% of the allocated allowance which recognizes the model and estimation risk associated with the allocated allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed March 31, 1999:

     . Specific industry conditions within portfolio segments, particularly involving the high technology sector and the impact of foreign economic forces upon that sector;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss analysis, which reviews the losses over 1, 3 and 5 year periods, and evaluations of the current business cycle and economic conditions are used to establish the loan loss factors for problem graded loans which are designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the pass graded loan loss factors on historical loss experience, the methodology is designed to take our recent loss experience into account. Loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgement, significant factors that affect the collectibility of the portfolio as the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

     The Company recorded provisions in 1999 to bring the allowance for credit losses to a level deemed appropriate by management based upon management's application of the loan loss allowance methodology discussed above. In particular, in the assessment as of March 31, 1999, management focused on factors affecting elements of the high technology sector and the impact of foreign economic forces upon that sector, including seasoning of the loan portfolio coupled with growth in loan volumes and the strength and duration of the current business cycle coupled with existing general economic and business conditions affecting our key lending areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CASH FLOW

     The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In 1997 the Company issued $20.0 million in Trust Preferred Securities ("TPS") to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million. Greater Bay invested $15.0 million of the net proceeds in the Banks to increase their capital level. The Company intends to use the remaining net proceeds for general corporate purposes or to provide additional capital to the Banks, as it is needed. Under applicable regulatory guidelines, $32.6 million of the TPS qualifies as Tier 1 capital, and the remaining portion qualifies as Tier 2 capital. As the Company's shareholders' equity increases, the amount of the additional TPS that will count as Tier 1 capital will increase.

     Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At March 31, 1999, the Banks had approximately $27.7 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of March 31, 1999, Greater Bay did not have any material commitments for capital expenditures. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay.

     Net cash provided by operating activities, consisting primarily of net income, totaled $9.7 million for the first quarter of 1999 and $15.9 million for the first quarter 1998. Cash used for investing activities totaled $156.2 million for the first quarter of 1999 and $76.8 million for the first quarter 1998. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the three months ended March 31, 1999, net cash provided by financing activities was $191.2 million, compared to $87.8 million for the first quarter of 1998. Historically, the primary financing activity of the Company has been through deposits. For the first quarter 1999 and 1998, deposit gathering activities generated cash of $196.6 million and $35.3 million, respectively. This represents a total of 102.8% and 40.2% of the financing cash flows for the first quarter of 1999 and 1998, respectively.

CAPITAL RESOURCES

     Shareholders' equity at March 31, 1999 increased to $98.3 million from $92.7 million at December 31, 1998. Greater Bay paid dividends of $0.12 and $0.38 per share during the three months ended March 31, 1999 and the twelve months ended December 31, 1998, respectively. In 1998, PBFC made a distribution of $227,000 to its shareholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     At March 31, 1999, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at March 31, 1999 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.


                                                 Tier 1          Total
                                  Leverage     Risk-Based     Risk-Based
                                    Ratio    Capital Ratio   Capital Ratio
                                    -----    -------------   -------------
     Company                        7.81%        9.23%          11.72%
     Well-capitalized               5.00%        6.00%          10.00%
     Adequately capitalized         4.00%        4.00%           8.00%

     In addition, at March 31, 1999, each of the Banks had levels of capital that exceeded the well-capitalized guidelines.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve (see "--Allowance for Loan Losses" herein).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in NPV for these rate shock levels as of March 31, 1999. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.

(Dollars in thousands)
Change in                                     Projected Change
                                         -------------------------
Interest Rates                  MVPE      Dollars      Percentage
------------------------------------------------------------------
100 basis point rise        $ 174,380    $ 7,135          4.3%
Base scenario                 167,245          -            -
100 basis point decline       160,295      6,950         (4.2)%


     The preceding table indicates that at March 31, 1999, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to decrease.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The following table shows interest sensitivity gaps for different intervals as of March 31, 1999.

                                                        Immediate or   2 Days to 6   7 Months to   1 Year to 3   More than
                                                          One Day         Months      12 Months       Years       6 Years
                                                       ------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
Assets
    Cash and Due                                        $    9,388     $       -       $      -      $       -      $      -
     Federal Funds Sold                                     90,400             -              -              -             -
     Investment Securities                                       -       135,198         38,710         79,747        23,416
     Loans                                                 674,155       303,858         38,347         49,072        27,495
     Allowance for Loan Losses/Unearned Fees                     -             -              -              -             -
     Other Assets                                                -             -              -              -             -
                                                       ------------------------------------------------------------------------
          Total Assets                                  $  773,943     $ 439,056       $ 77,057      $ 128,819      $ 50,911
                                                       ========================================================================
Liabilities and Equity
     Deposits                                           $  931,256     $ 285,944       $ 33,084      $   7,429         $ 617
     Other Borrowings                                            -             -            134              -        70,000
     Trust Preferred Securities                             30,000             -              -              -             -
     Other Liabilities                                           -             -              -              -             -
     Shareholders Equity                                         -             -              -              -             -
                                                       -----------------------------------------------------------------------
           Total Liab/Equity                            $  961,256     $ 285,944       $ 33,218      $   7,429      $ 70,617
                                                       =======================================================================

Gap                                                     $ (187,313)    $ 153,112       $ 43,839      $ 121,390     $ (19,706)
Cumulative Gap                                          $ (187,313)    $ (34,201)       $ 9,638      $ 131,028     $ 111,322
Cumulative Gap/Total Assets                                  -10.5%         -1.9%           0.5%           7.4%          6.2%

                                                        More than     Total Rate     Non-Rate
                                                         6 Years      Sensitive      Sensitive         Total
                                                      ---------------------------------------------------------
Assets
    Cash and Due                                       $       -     $     9,388    $  58,797      $    68,185
     Federal Funds Sold                                        -          90,400             -          90,400
     Investment Securities                               137,951         415,022         5,701         420,723
     Loans                                                47,212       1,140,139         8,768       1,148,907
     Allowance for Loan Losses/Unearned Fees                   -               -       (26,273)        (26,273)
     Other Assets                                              -               -        79,354          79,354
                                                      ---------------------------------------------------------
          Total Assets                                 $ 185,163     $ 1,654,949    $  126,347     $ 1,781,296
                                                      =========================================================
Liabilities and Equity
     Deposits                                          $       -     $ 1,258,330    $  280,747     $ 1,539,077
     Other Borrowings                                          -          70,134             -          70,134
     Trust Preferred Securities                           20,000          50,000             -          50,000
     Other Liabilities                                         -               -        23,828          23,828
     Shareholders Equity                                       -               -        98,257          98,257
                                                      --------------------------------------------------------
           Total Liab/Equity                           $  20,000     $ 1,378,464    $  402,832     $ 1,781,296
                                                      ========================================================
Gap
Cumulative Gap                                         $ 165,163     $   276,485    $ (276,485)    $         -
Cumulative Gap/Total Assets                            $ 276,485     $   552,970           $ -     $         -
                                                            15.5%           31.0%          -                 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The foregoing table indicates that the Company had a one year gap of $131 million, or 7.4% of total assets, at March 31, 1999. In theory, this would indicate that at March 31, 1999, $131 million more in assets than liabilities would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of March 31, 1999, the analysis indicates that the Company's net interest income would increase a maximum of 23.0% if rates rose 200 basis points immediately and would decrease a maximum of 23.2% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     COSTS TO ADDRESS THE YEAR 2000 ISSUE

     The Company has budgeted an anticipated total expenditure of $300,000 in 1999 to ensure that its systems are ready for processing information in the year 2000. The Company estimates that it has incurred out-of-pocket expenses of approximately $118,000 and $146,000 in the three months ended March 31, 1999 and the year ended December 31, 1998 in connection with year 2000 issues. In addition, the Company has incurred certain costs relating to reallocation of internal resources to address year 2000 issues. The Company expects that the cost of remedial action for its noncompliant year 2000 systems will not be material.

     Greater Bay completed the Awareness and Assessment Phases, as defined by the FFIEC, for its computer systems and bank facilities in 1998 and continues to update its assessment as needed. We have identified our mission-critical systems, assessed the state of Year 2000 compliance of those systems and implemented a plan to repair or replace non-compliant systems. The Company currently believes that costs of addressing year 2000 issues will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     RISKS PRESENTED BY THE YEAR 2000 ISSUE

     As the Company continues to assess the year 2000 issue, it may identify systems that present a year 2000 risk. In addition, if any third-party software vendors and service providers upon whom the Company relies fail to appropriately address their year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RECENT EVENTS

     On April 30, 1999 the Company and Bay Commercial Services, the parent of Bay Bank of Commerce, signed a definitive agreement for a merger between the two companies. The agreement provides for Bay Commercial Services shareholders to receive approximately 1,322,000 shares of Greater Bay stock subject to the approval of Bay Commercial Services shareholders and certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of Bay Commercial Services will own approximately 11.9% of the combined company. The transaction is expected to be completed in the fourth quarter of 1999 subject to regulatory approvals. As of December 31, 1998, Bay Commercial Services had $144.0 million in assets, $123.0 million in deposits, and $12.0 million in shareholders' equity. Bay Bank of Commerce has banking offices in San Leandro, San Ramon and Hayward, California. The combined Company, on a pro-forma basis after giving effect to the merger of Bay Area Bancshares and Bay Commercial Services, would have had total assets of approximately $2.1 billion and equity of over $125.0 million at March 31, 1999.

     The transaction is anticipated to be accretive to the Company's core earnings (excluding one-time merger costs) in 1999 based on anticipated reductions in operating expenses and revenue enhancements resulting from an expanded product line, increased lending capacity and an increased market awareness that can be utilized by Bay Commercial Services. Management believes that significant opportunities exist to enhance the spectrum of financial services offered to both existing and future clients of Bay Commercial Services while also increasing market penetration in the East Bay market areas.

RECENT ACCOUNTING DEVELOPMENTS

     In April 1999, the Financial Accounting Standards Board ("FASB") reached tentative conclusions on the future of the pooling-of-interests method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method.

     The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB has indicated that it expects an exposure draft to be issued during the third quarter of 1999 and expects a final standard will be issued and become effective in the fourth quarter of 2000.

     A portion of the Company's business strategy is to pursue acquisition opportunities so as to expand its market presence and maintain growth levels. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5.  Other Information -- Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

(a) Exhibits

EXHIBIT
  NO.                                   EXHIBITS
-------                                 --------
10.1    Employment Agreement with David L. Kalkbrenner, dated as of January 1,
        1999.
10.8.2  Amendment No. 1 to Greater Bay Bancorp Change in Control Pay Plan II.
10.10.2 Amendment No. 1 to Greater Bay Bancorp Termination and Layoff Pay Plan
        II.
11      Statement re Computation of Earnings Per Share.
27      Financial Data Schedule.
99.1    Press Release issued on February 25, 1999.
99.2    Press Release issued on April 13, 1999.


--------
(b) Reports on Form 8-K for the quarter covered by this report.

     During the quarter ended March 31, 1999, the Company filed the following report on Form 8-K: report dated February 4, 1999 filing press releases related to fourth quarter 1998 dividend declaration, year-end earnings and Bay Area Bancshares merger.

                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(REGISTRANT)

BY:

/s/ Steven C. Smith
-------------------
STEVEN C. SMITH
  EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER AND
  CHIEF FINANCIAL OFFICER


DATE: MAY 4, 1999