Form 10-Q
period 1999-06-30
GREATER BAY BANCORP
filed 1999-08-16
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

Outstanding shares of Common Stock, no par value, as of August 11, 1999:
11,276,554

                              GREATER BAY BANCORP


                                     INDEX



                       Part I.    Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 1999 and December 31, 1998..........................  3

         Consolidated Statements of Operations
         for the Three Months and Six Months Ended
         June 30, 1999 and 1998.......................................  4

         Consolidated Statements of Comprehensive Income
         for the Three Months and Six Months Ended
         June 30, 1999 and 1998.......................................  5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998......................  6

         Notes to Consolidated Financial Statements...................  7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................... 14

 Item 3. Quantitative and Qualitative Disclosures About Market Risk... 33


                               Part II.    Other Information

Item 1.  Legal Proceeding............................................. 39

Item 2.  Changes in Securities and Use of Proceeds.................... 39

Item 3.  Default Upon Senior Securities............................... 39

Item 4.  Submission of Matters to a Vote of Securities Holders........ 39

Item 5.  Other Information............................................ 39

Item 6.  Exhibits and Reports on Form 8-K............................. 40

         Signatures................................................... 41

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                                1999         December 31,
(Dollars in thousands)                                                                      (unaudited)          1998*
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $         90,246   $        69,583
Federal funds sold                                                                                 152,200            62,800
Other short term securities                                                                         67,998            77,576
                                                                                          ----------------------------------
       Cash and cash equivalents                                                                   310,444           209,959
Investment securities:
    Available for sale, at fair value                                                              284,800           257,258
    Held to maturity, at amortized cost (fair value: $92,790 and $94,890 at
      June 30, 1999 and December 31, 1998, respectively)                                            94,975            94,209
    Other securities                                                                                 6,469             6,044
                                                                                          ----------------------------------
       Investment securities                                                                       386,244           357,511
Loans:
    Commercial                                                                                     646,483           483,668
    Real estate construction and land                                                              256,253           215,274
    Real estate term                                                                               353,871           332,478
    Consumer and other                                                                              99,988            88,458
    Deferred loan fees and discounts                                                                (5,133)           (3,896)
                                                                                          ----------------------------------
       Total loans, net of deferred fees                                                         1,351,462         1,115,982
    Allowance for loan losses                                                                      (26,086)          (23,379)
                                                                                          ----------------------------------
       Total loans, net                                                                          1,325,376         1,092,603
Property, premises and equipment                                                                    14,709            11,380
Interest receivable and other assets                                                                76,839            66,736
                                                                                          ----------------------------------
                Total assets                                                              $      2,113,612   $     1,738,189
                                                                                          ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                           $        324,019   $       302,006
    MMDA, NOW and savings                                                                        1,124,354           922,581
    Time certificates, $100,000 and over                                                           320,286           190,312
    Other time certificates                                                                         61,998            64,048
                                                                                          ----------------------------------
    Total deposits                                                                               1,830,657         1,478,947
Other borrowings                                                                                    90,435            75,085
Subordinated debt                                                                                        -             3,000
Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trust holding solely junior subordinated debentures                      50,000            50,000
Other liabilities                                                                                   27,397            24,116
                                                                                          ----------------------------------
              Total liabilities                                                                  1,998,489         1,631,148
                                                                                          ----------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
   none issued                                                                                           -                 -
Common stock, no par value: 24,000,000 shares authorized;
  11,247,791 and 11,011,462 shares issued and outstanding as of
   June 30, 1999 and December 31, 1998, respectively                                                65,827            63,079
Accumulated other comprehensive loss                                                                (1,702)              (98)
Retained earnings                                                                                   50,998            44,060
                                                                                          ----------------------------------
              Total shareholders' equity                                                           115,123           107,041
                                                                                          ----------------------------------
                Total liabilities and shareholders' equity                                $      2,113,612   $     1,738,189
                                                                                          ==================================

* Restated on an historical basis to reflect the merger with Bay Area Bancshares ("BA Bancshares") on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                  ---------------------------       -------------------------
(Dollars in thousands, except per share amounts) (unaudited)        1999               1998*         1999           1998*
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                 $ 30,238           $ 23,197       $  57,714       $  44,841
Interest on investment securities:
  Taxable                                                            5,143              3,838           9,740           7,422
  Tax - exempt                                                         765                494           1,511             822
                                                                  ---------------------------       -------------------------
      Total interest on investment securities                        5,908              4,332          11,251           8,244
Other interest income                                                2,897              2,944           4,539           5,563
                                                                  ---------------------------       -------------------------
      Total interest income                                         39,043             30,473          73,504          58,648
                                                                  ---------------------------       -------------------------
INTEREST EXPENSE
Interest on deposits                                                13,771             10,394          25,567          19,950
Interest on long term borrowings                                     2,227              1,764           4,246           2,654
Interest on other borrowings                                           183                345             289           1,154
                                                                  ---------------------------       -------------------------
      Total interest expense                                        16,181             12,503          30,102          23,758
                                                                  ---------------------------       -------------------------
          Net interest income                                       22,862             17,970          43,402          34,890
Provision for loan losses                                            1,636              1,377           2,557           2,413
                                                                  ---------------------------       -------------------------
          Net interest income after provision
               for loan losses                                      21,226             16,593          40,845          32,477
                                                                  ---------------------------       -------------------------
OTHER INCOME
Trust fees                                                             727                617           1,448           1,167
ATM network revenue                                                    501                479           1,028             862
Loan and international banking fees                                    458                190             767             336
Service charges and other fees                                         393                411             812             959
Gain on sale of SBA loans                                              298                221             582             465
Gain on sale of investments, net                                         -                 42               -              50
Other income                                                           410                225             703             (30)
                                                                  ---------------------------       -------------------------
      Total, recurring                                               2,787              2,185           5,340           3,809
Warrant income                                                         226                  -             230             497
                                                                  ---------------------------       -------------------------
      Total other income                                             3,013              2,185           5,570           4,306
                                                                  ---------------------------       -------------------------
OPERATING EXPENSES
Compensation and benefits                                            7,726              6,363          14,895          12,460
Occupancy and equipment                                              2,436              1,778           4,791           3,416
Telephone, postage and supplies                                        580                435           1,173             932
Legal and other professional fees                                      496                553           1,071           1,094
Marketing and promotion                                                410                385             817             550
Client services                                                        244                136             505             293
FDIC insurance and regulatory assessments                              103                 83             203             180
Insurance                                                              119                162             176             211
Other real estate owned                                                 15                 (8)             36              15
Other                                                                1,270                939           2,423           2,299
                                                                  ---------------------------       -------------------------
   Total, recurring                                                 13,399             10,826          26,090          21,450
                                                                  ---------------------------       -------------------------

Merger and other related nonrecurring costs,
 net of tax                                                          3,965              1,974           3,965           1,974
Contribution to the GBB Foundation                                     323                  -             323             701
                                                                  ---------------------------       -------------------------
      Total operating expenses                                      17,687             12,800          30,378          24,125
          Income before provision for income                      ---------------------------       -------------------------
           taxes and extraordinary items                             6,552              5,978          16,037          12,658
Provision for income taxes                                           2,588              2,132           6,283           4,358
                                                                  ---------------------------       -------------------------
          Net income before extraordinary items                      3,964              3,846           9,754       $   8,300
Extraordinary items                                                      -                  -             (88)              -
                                                                  ---------------------------       -------------------------
          Net income                                              $  3,964           $  3,846       $   9,666       $   8,300
                                                                  ===========================       =========================
Net income per share - basic                                      $   0.35           $   0.35       $    0.87       $    0.75
                                                                  ===========================       =========================
Net income per share - diluted                                    $   0.34           $   0.33       $    0.82       $    0.71
                                                                  ===========================       =========================

*Restated on an historical basis to reflect the merger with Pacific Rim Bancorporation ("PRB"), Pacific Business Funding Corporation ("PBFC) and BA Bancshares on a pooling of interest basis.

See notes to consolidated financijal statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                                        ---------------------------------------------------------
(Dollars in thousands) (unaudited)                                           1999           1998*         1999            1998*
--------------------------------------------------------------------------------------------------      -------------------------
Net income                                                                     $ 3,964     $ 3,846       $ 9,666      $ 8,300
                                                                           -----------------------      -------------------------
Other comprehensive income:

   Unrealized gains on securities:
       Unrealized holding gains arising during period (net of taxes
         of $(1,909) and $(96) for the three months ended June 30,              (2,730)       (137)       (3,125)         (35)
         1999 and 1998, and $(2,185) and $(24) for the six months
         ended June 30, 1999 and 1997, respectively)
       Less: reclassification adjustment for gains included in
         net income (net of taxes of $0 and $3 for the three
         months ended June 30, 1999 and 1998, and $0 and $0 for                      -           5             -            -
         the six months ended June 30, 1999 and 1998, respectively)
                                                                           -----------------------      -------------------------
   Net change                                                                   (2,730)       (142)       (3,125)         (35)

   Cash flow hedge:
       Net derivative gains arising during period (net of taxes of
         $415 and $0 for the three months ended June 30, 1999 and                  594           -         1,432            -
         and 1998, and $1,001 and $0 for the six months ended
         June 30, 1999 and 1998, respectively)
       Less: reclassification adjustment for swap settlements
         included in net income (net of taxes of $(32) and $0 for the
         three months ended June 30, 1999 and 1998, and                            (46)          -           (89)           -
         $(63) and $0 for the six months ended June 30, 1999 and
         1998, respectively
                                                                           -----------------------      -------------------------
   Net change                                                                      640           -         1,521            -


       Other comprehensive loss                                                 (2,090)       (142)       (1,604)         (35)
                                                                           -----------------------      -------------------------
         Comprehensive income                                                  $ 1,874     $ 3,704       $ 8,062      $ 8,265
                                                                           =======================      =========================

* Restated on an historical basis to reflect the merger with PRB, PBFC and BA Bancshares on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended June 30,
                                                                              ------------------------------
(Dollars in thousands) (unaudited)                                               1999                1998*
------------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                                    $   9,666            $   8,300
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                     2,557                2,413
    Depreciation and amortization                                                 1,487                1,380
    Deferred income taxes                                                        (1,114)                (614)
    (Gain) loss on sale of investments, net                                           -                  (50)
    Changes in:                                                                                            -
        Accrued interest receivable and other assets                             (3,437)               1,213
        Accrued interest payable and other liabilities                            5,866               (1,533)
        Deferred loan fees and discounts, net                                     1,237                 (361)
                                                                              ---------            ---------
Operating cash flows, net                                                        16,262               10,748
                                                                              ---------            ---------

Cash flows - investing activities
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                              7,829               12,822
    Available for sale                                                           29,383               27,418
Purchase of investment securities:                                                                         -
    Held to maturity                                                             (8,629)                   -
    Available for sale                                                          (84,463)            (177,318)
    Other securities                                                               (425)              (1,199)
Proceeds from sale of available for sale securities                              22,295               11,803
Loans, net                                                                     (236,567)             (84,529)
Proceeds from sale of other real estate owned                                       345                    -
Purchase of property, premises and equipment                                     (4,849)              (2,632)
Purchase of insurance policies                                                   (4,776)             (18,122)
                                                                              ---------            ---------
Investing cash flows, net                                                      (279,857)            (231,757)
                                                                              ---------            ---------

Cash flows - financing activities
Net change in deposits                                                          351,710              229,379
Net change in other borrowings - short term                                      15,350              (19,580)
Proceeds from other borrowings - long term                                            -               70,000
Principal repayment - long term borrowings                                       (3,000)                   -
Proceeds from sale of common stock                                                2,748                1,543
Cash dividends                                                                   (2,728)              (2,238)
                                                                              ---------            ---------
Financing cash flows, net                                                       364,080              279,104
                                                                              ---------            ---------

Net change in cash and cash equivalents                                         100,485               58,095
Cash and cash equivalents at beginning of period                                209,959              250,513
                                                                              =========            =========
Cash and cash equivalents at end of period                                    $ 310,444            $ 308,608
                                                                              =========            =========

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                  $  29,675            $  26,258
    Income taxes                                                              $   7,550            $   1,833
Non-cash transactions:
    Additions to other real estate owned                                      $       -            $     105

* Restated on an historical basis to reflect the merger with PRB, PBFC and BA Bancshares on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 1999 and December 31, 1998 and for the
Three and Six Months Ended June 30, 1999 And 1998


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Annual Report on Form 10-K for the year-end December 31, 1998 and the supplemental consolidated financial statements included in the Annual Report on Form 8-K dated July 1, 1999.

Consolidation and Basis Of Presentation

     The supplemental consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Mid-Peninsula Bank ("MPB"), Cupertino National Bank ("CNB"), Peninsula Bank of Commerce ("PBC"), Golden Gate Bank ("Golden Gate"), Bay Area Bank ("BAB"), GBB Capital I and GBB Capital II and its operating divisions Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:


                                                 Unrealized Gains                       Accumulated
                                                    (Losses)          Cash Flow      Other Comprehensive
(Dollars in thousands)                           on Securities          Hedges          Income (Loss)
-----------------------------------------------------------------------------------------------------------
Balance - as of December 31, 1998                 $    579             $  (677)             $     (98)
Current period change                               (3,125)              1,521                 (1,604)
                                              -------------------------------------------------------

Balance - as of June 30, 1999                     $ (2,546)            $   844              $  (1,702)
                                              =======================================================

As of June 30, 1999 and 1998 and for the Three and Six Months Ended June 30, 1999 and 1998

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and six months ended June 30, 1999 and 1998.

                                                  For the three months ended June 30, 1999
                                                 ------------------------------------------  ---------------------------------------
                                                                    Average                                         Average
                                                     Income         Shares       Per Share         Income           Shares
(Dollars in thousands, except per share amounts)   (Numerator)   (Denominator)    Amount         (Numerator)     (Denominator)
-------------------------------------------------------------------------------------------  -------------------------------------
Net income                                        $   3,964                                      $  3,846

Basic net income per share:
   Income available to common shareholders            3,964        11,193,000     $  0.35           3,846          10,859,000

Effect of dilutive securities:
   Stock options                                          -           605,000           -               -             794,000
                                                  -----------------------------------------      -----------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                        $   3,964        11,798,000     $  0.34        $  3,846          11,653,000
                                                  -----------------------------------------      -----------------------------
                                                     For the three months ended June 30, 1998
                                                 ----------------------------------------------

                                                           Per Share
                                                            Amount
                                                  ----------------------
Net income

Basic net income per share:
   Income available to common shareholders                $    0.35

Effect of dilutive securities:
   Stock options                                                  -
                                                          ---------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                $    0.33
                                                          ---------

                                                            For the six months ended June 30, 1999
                                                      --------------------------------------------------    ---------------
                                                                           Average
                                                          Income           Shares          Per Share             Income
(Dollars in thousands, except per share amounts)       (Numerator)      (Denominator)        Amount           (Numerator)
--------------------------------------------------------------------------------------------------------    ---------------
Net income                                            $    9,666                                               $   8,300

Basic net income per share:
   Income available to common shareholders                 9,666          11,133,000         $  0.87               8,300

Effect of dilutive securities:
   Stock options                                               -             614,000               -                   -
                                                       -------------------------------------------------      -------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                             $   9,666          11,747,000         $  0.82           $   8,300
                                                       -------------------------------------------------       ------------
                                                                For the six months ended June 30, 1998
                                                              -------------------------------------------
                                                                                         Average
                                                                      Shares            Per Share
                                                                   (Denominator)         Amount
                                                              -------------------------------------------
Net income

Basic net income per share:
   Income available to common shareholders                       11,087,000             $     0.75

Effect of dilutive securities:
   Stock options                                                    588,000                      -
                                                              -------------------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                       11,675,000             $     0.71
                                                             --------------------------------------------


     There were options to purchase 477,437 shares and 477,245 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months and six months ended June 30, 1999. There were no options that were considered anti-dilutive during the three months and six months ended June 30, 1998.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the mergers with PRB, PBFC and BA Bancshares at a total of 950,748, 298,000 and 1,399,321 shares, respectively.

As of June 30, 1999 and 1998 and for the Three and Six Months Ended June 30, 1999 and 1998

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

NOTE 2-MERGERS

     On May 21, 1999, Bay Area Bancshares ("BA Bancshares"), the former holding company of BAB, merged with and into the Company. Pursuant to terms of the merger agreement, the Company issued approximately 1,393,000 shares of its common stock in exchange for the outstanding common stock of BA Bancshares at an exchange ratio of 1.38682 of the Company's common stock for each share of BA Bancshares's common stock. The merger was accounted for as a pooling-of-interests.

     In all mergers, certain reclassifications were made to conform to the Company's financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

     The following table sets forth the composition of the operations of the Company and BA Bancshares for the period indicated.

                                                                As of
          (Dollars in thousands)                            June 30, 1999
         -----------------------------------------------------------------
          Net interest income:
             Greater Bay Bancorp                             $     18,360
             Bay Commercial Services                                3,180
                                                             ------------
               Combined                                      $     20,540
                                                             ============

          Provision for loan losses:
             Greater Bay Bancorp                             $        861
             Bay Commercial Services                                   60
                                                             ------------
                Combined                                     $        921
                                                             ============

          Net income:
             Greater Bay Bancorp                             $      5,058
             Bay Commercial Services                                  644
                                                             ------------
                Combined                                     $      5,702
                                                             ============

     There were no significant transactions between the Company and BAB prior to the merger. All intercompany transactions have been eliminated.

As of June 30, 1999 and 1998 and for the Three and Six Months Ended June 30, 1999 and 1998

     On April 30, 1999 the Company and Bay Commercial Services, the parent of Bay Bank of Commerce, signed a definitive agreement for a merger between the two companies. The agreement provides for Bay Commercial Services shareholders to receive approximately 945,000 shares of Greater Bay stock subject to the approval of Bay Commercial Services shareholders and certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of Bay Commercial Services will own approximately 7.8% of the combined company. The transaction is expected to be completed in the fourth quarter of 1999 subject to regulatory approvals. Bay Bank of Commerce has banking offices in San Leandro, San Ramon and Hayward, California.

     The following table sets forth the pro-forma composition of the operations of the Company and Bay Bank of Commerce for the period indicated.

                                                               As of
          (Dollars in thousands)                           March 31, 1999
          ----------------------------------------------------------------
          Net interest income:
             Greater Bay Bancorp                            $      43,402
             Bay Area Bancshares                                    3,613
                                                            -------------
               Combined                                     $      47,015
                                                            =============

          Provision for loan losses:
             Greater Bay Bancorp                            $       2,557
             Bay Area Bancshares                                      101
                                                            -------------
                Combined                                    $       2,658
                                                            =============

          Net income:
             Greater Bay Bancorp                            $       9,666
             Bay Area Bancshares                                      667
                                                            -------------
                Combined                                    $      10,333
                                                            =============

     There were no significant transactions between the Company and Bay Bank of Commerce prior to the merger. All intercompany transactions have been eliminated.

As of June 30, 1999 and 1998 and for the Three and Six Months Ended June 30, 1999 and 1998

NOTE 3--BORROWINGS

     Other borrowings are detailed as follows:

                                                                                 June 30,      December 31,
          (Dollars in thousands)                                                   1999            1998
          -----------------------------------------------------------------------------------------------------
          Other borrowings:
             Short term borrowings:
                Short term notes payable                                         $    135      $      135
                Securities sold under agreements
                   to repurchase                                                   17,800               -
                FHLB advances                                                         500             500
                                                                                 -------------------------
                      Total short term borrowings                                  18,435             635
                                                                                 -------------------------
             Long term borrowings:
                Securities sold under agreements
                   to repurchase                                                   50,000           50,000
                FHLB advances                                                      22,000           22,000
                Promissory notes                                                        -            2,450
                                                                                 --------------------------
                      Total other long term borrowings                             72,000           74,450
                                                                                 --------------------------
          Total other borrowings                                                 $ 90,435         $ 75,085
                                                                                 ==========================

          Subordinated notes, due September 15, 2005                             $      -         $  3,000
                                                                                 ==========================
          Total subordinated debt                                                $      -         $  3,000
                                                                                 ==========================


     During the six month period ended June 30, 1999 and the twelve month period ended December 31, 1998, the average balance of securities sold under short term agreements to repurchase were $10.6 million and $10.1 million, respectively, and the average interest rates during those periods were 4.87% and 5.73%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the six month period ended June 30, 1999 and the twelve month period ended December 31, 1998, the average balance of federal funds purchased was $53,000 and $293,000, respectively, and the average interest rates during those periods were 4.58% and 5.53%, respectively. There were no such balances outstanding at June 30, 1999 or December 31, 1998. The maximum amount outstanding at any month end was $0 and $0 for the six and twelve month periods ended June 30, 1999 and December 31, 1998, respectively.

     The short-term FHLB advances have an average interest rate of 6.04%. The advances are collateralized by securities pledged to the FHLB.

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

     The long term FHLB advances will mature in the year 2003 and have an average interest rate of 5.17%. The advances are collateralized by loans and securities pledged to the FHLB. Under the terms of the advances, the FHLB has a put option on $20.0 million of the advances which gives it the right to demand early repayment beginning in 1999.

As of June 30, 1999 and 1998 and for the Three and Six Months Ended June 30, 1999 and 1998

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

     The Company is organized primarily along community banking and trust divisions. Eleven of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division has been shown as the "trust operations" segment. The Company's business is conducted principally in the U.S.; foreign operations are not material.

     The following table shows each segment's key operating results and financial position for the six months ended June 30, 1999 and 1998:

                                                         Six months ended 1999                         Six months ended 1998
                                                -----------------------------------------     -------------------------------------
(Dollars in thousands)                          Community Banking      Trust Operations        Community Banking   Trust Operations
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (1)                            $    45,071           $        140            $     35,223         $      450
Other income                                             4,030                  1,455                   3,037              1,264
Operating expenses, excluding merger
      and other related nonrecurring costs              26,081                  1,482                  21,665              1,238
Net income before income taxes (1)                      12,706                    113                   9,164                476

Total assets                                         2,096,562                      -               1,610,983                  -
Deposits                                             1,773,736                 56,921               1,352,655             55,298
Assets under management                                      -                659,414                       -            608,564

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation

As of June 30, 1999 and 1998 and for the Three and Six Months Ended June 30, 1999 and 1998

     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the six months ended June 30, 1999 and 1998 is presented below.

                                                                   As of and for the        As of and for the
                                                                      Six Months                Six Months
                                                                    Ended June 30,            Ended June 30,
(Dollars in thousands)                                                   1999                      1998
--------------------------------------------------------------------------------------------------------------
Net interest income and other income
    Total segment net interest income and other income                    $    50,696             $    39,974
    Parent company net interest income and other income                        (1,724)                   (778)
                                                                  --------------------    --------------------
    Consolidated net interest income and other income                     $    48,972             $    39,196
                                                                  ====================    ====================

Net income before taxes
    Total segment net income before income taxes                          $    12,819             $     9,640
    Parent company net interest before income taxes                              (574)                    (26)
                                                                  --------------------    --------------------
    Consolidated net income before income taxes                           $    12,245             $     9,614
                                                                  ====================    ====================

Total assets
    Total segment assets                                                  $ 2,096,562             $ 1,610,983
    Parent company assets                                                      17,050                  14,716
                                                                  --------------------    --------------------
    Consolidated total assets                                             $ 2,113,612             $ 1,625,699
                                                                  ====================    ====================

NOTE 5--CASH DIVIDEND

     The Company declared a cash dividend of $0.12 cents per share payable on July 15, 1999 to shareholders of record as of June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company", on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the former holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the former holding company for Mid-Peninsula Bank ("MPB"). In December 1997 the Company completed a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC became the third wholly owned banking subsidiary of Greater Bay. In May 1998, the Company completed a merger with Pacific Rim Bancorporation ("PRB"), the holding company for Golden Gate Bank ("Golden Gate"), whereby Golden Gate became the fourth wholly owned banking subsidiary of Greater Bay. In August 1998, the Company completed a merger with Pacific Business Funding Corporation ("PBFC"), which now operates as an operating division of CNB and conducts business under the name Pacific Business Funding. In May 1999, the Company completed a merger with Bay Area Bancshares ("BA Bancshares"), the holding company of Bay Area Bank ("BAB"), whereby BAB became the fifth wholly owned banking subsidiary of Greater Bay. All mergers were accounted for as a pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented. CNB, MPB, PBC, Golden Gate and BAB are referred to collectively herein as the "Banks." The financial information includes the results of the Company's operating divisions, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Banking Office, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Company's consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality, year 2000 readiness, and government regulation.


RESULTS OF OPERATIONS

     The Company's operating results included merger and other related expenses of $4.0 million ($2.5 million net of tax) and extraordinary items of $150,000 ($88,000 net of tax) related to the early retirement of $3.0 million of subordinated debt of the Company for the six months ended June 30, 1999. The Company's operating results included merger and other related expenses of $2.0 million ($1.3 million net of tax) for the six months ended June 30, 1998. The following table summarizes net income, net income per share and key financial ratios inclusive of and exclusive of merger and other related costs and extraordinary items for the three and six months ended June 30, 1999:

                                          Three Months Ended June 30, 1999                    Six Months Ended June 30, 1999
                                     -----------------------------------------         ---------------------------------------------
                                      Including merger       Excluding merger           Including merger       Excluding merger
                                         and other               and other                 and other              and other
                                    related nonrecurring     related nonrecurring     related nonrecurring    related nonrecurring
                                  costs and extraordinary  costs and extraordinary  costs and extraordinary  costs and extraordinary
(Dollars in thousands,
 except per share amounts)                 items                    items                    items                    items
                                     -----------------        -----------------         ----------------        ----------------
Net Income                            $      3,964             $      6,455               $      9,666            $     12,245
Net Income per share:
   Basic                              $       0.35             $       0.58               $       0.87            $       1.10
   Diluted                            $       0.34             $       0.55               $       0.82            $       1.04
Return on average assets                      0.77%                    1.26%                      1.01%                   1.28%
Return on average shareholders'
 equity                                      13.51%                   21.99%                     17.08%                  21.64%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company reported net income of $6.5 million (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) for the second quarter of 1999, a 25.10% increase over the second quarter of 1998 net income of $5.2 million. Basic net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $0.58 for the second quarter of 1999, as compared to $0.48 for the second quarter of 1998. Diluted net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $0.55 and $0.44 for the second quarter of 1999 and 1998, respectively.

     The return on average assets and return on average shareholders' equity (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) were 1.26% and 21.99%, respectively, for the second quarter of 1999, compared with 1.37% and 22.18% for the second quarter in 1998, respectively.

     The Company reported net income including merger and other related nonrecurring costs and extraordinary items, net of tax, of $4.0 million and basic and diluted net income per share of $0.35 and $0.34, respectively, for the quarter ended June 30, 1999. The Company reported net income including merger and other related nonrecurring costs and extraordinary items, net of tax, of $3.8 million and basic and diluted net income per share of $0.35 and $0.33, respectively, for the quarter ended June 30, 1998.

     Net income totaled $12.2 million (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) for the six months ended June 30, 1999, versus $9.6 million for the respective 1998 period. Basic net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $1.10 and $0.87 for the six months ended June 30, 1999 and 1998, respectively. Diluted net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $1.04 and $0.82 for the six months ended June 30, 1999 and 1998, respectively.

     The return on average assets and return on average shareholders' equity (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) were 1.28% and 21.64%, respectively, for the six months ended June 30, 1999, compared with 1.35% and 21.17% for the six months ended 1998, respectively.

     The Company reported net income, including merger and other related nonrecurring costs and extraordinary items, of $9.7 million and basic and diluted net income per share of $0.87 and $0.82, respectively, for the six months ended June 30, 1999. The Company reported net income, including merger and other related nonrecurring costs and extraordinary items, of $8.3 million and basic and diluted net income per share of $0.75 and $0.71, respectively, for the six months ended June 30, 1998.

     The increase in first six months of 1999 net income as compared to the same period in 1998 was principally the result of significant growth in loans and deposits. This growth, partially offset by a decline in interest rate spreads, resulted in an $8.5 million increase in net interest income. Operating expenses increased by $4.6 million, excluding the contribution to the Greater Bay Bancorp Foundation (the "Foundation") discussed below. Operating expense increases reflect additional efforts required to service and support the Company's growth.

     Net income for the six months ended June 30, 1999 and 1998 included $230,000 and $497,000, respectively, in warrant income resulting from the warrants received from clients of the Banks. During 1999 and 1998, the Company donated appreciated warrants to the Foundation. The contribution of the warrants triggered recognition of warrant income of $230,000, net of related employee incentives, and a donation expense of $323,000 in 1999. The contribution of the warrants triggered recognition of warrant income of $497,000, net of related employee incentives, and a donation expense of $701,000 in 1998. The Company recognized a tax benefit of $133,000 and $288,000 from these transactions in 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The 1999 increase in other income principally relates to a $269,000 increase in loan and international banking fees, a $110,000 increase in trust fees and a $76,000 increase in gain on sale of investments and a 1998 write-down on equity securities in accordance with APB 18 of $484,000.

Net Interest Income

     Net interest income for the second quarter of 1999 was $22.9 million, a $2.3 million increase over the first quarter of 1999 and a $4.9 million increase over the second quarter of 1998. The increase from the second quarter of 1998 to the second quarter of 1999 was primarily due to the $516.9 million, or 37.1% increase in average interest-earning assets which is partially offset by a 58 basis points decrease in the Company's yield on interest-earning assets from 8.78% in the second quarter of 1998 to 8.20% in the second quarter of 1999. Net interest income increased 27.2% in the quarter ended June 30, 1999 from the same quarter in 1998 despite a 37 basis point decrease in the Company's net yield on interest-earning assets. The Company's interest rate spread was adversely impacted by a higher percentage of interest-earning assets in loans during the second quarter of 1999 compared to the same quarter in 1998. The increase from the first quarter of 1999 to the second quarter of 1999 was primarily due to the $232.9 million, or 55.7% (annualized) increase in average interest-earning assets which is partially offset by a 13 basis points decrease in the Company's yield on interest-earning assets from 8.33% in the first quarter of 1999 to 8.20% in the second quarter of 1999. Net interest income increased by 11.3% in the quarter ended June 30, 1999 from the first quarter of 1999 despite the 17 basis points decrease in the Company's net yield on interest earning assets.
The Company's interest rate spread was adversely impacted by a higher percentage of interest-earning assets in Fed Funds sold and other short term investments during the second quarter of 1999 compared to the first quarter in 1999.

     The interest rate spread for the quarters ended June 30, 1999, March 31,1999 and June 30, 1998, were further reduced by the low spread earned on PBC's Special Deposits (discussed in Note 7 to the Financial Statements
contained in the Company's Annual Report to Shareholders).   As of June 30,
1999, PBC held $122.4 million in two demand deposits accounts (the "Special Deposits"). The Special Deposits represent the proposed settlement of class action lawsuits not involving the Company. Due to the uncertainty of the time the Special Deposits will remain with PBC, management has invested a significant portion of the funds from this deposit in agency securities with maturities of less than 90 days. The average deposit balances related to the Special Deposits were $130.9 million, $89.9 million and $98.2 million for quarters ended June 30, 1999, March 31, 1999 and June 30, 1998, respectively, on which the Company earned a spread of approximately 1.76%. Excluding PBC's Special Deposits, the net yield on interest earning assets would have been 5.01%, 5.14% and 5.37% for the quarters ended June 30, 1999, March 31, 1999 and June 30, 1998, respectively. Excluding the Special Deposits, the approximate interest rate spread would have been 4.29%, 4.42% and 3.80% for the quarters ended June 30, 1999, March 31, 1999 and June 30, 1998, respectively. The purchase of bank-owned life insurance ("BOLI") also reduced the Company's net interest spread since the earnings of BOLI are included in other income while the cost of funding BOLI is included in interest expense.

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

                                                                    Three Months Ended                   Three Months Ended
                                                                       June 30, 1999                        March 31, 1999
                                                                 ------------------------             ------------------------
                                                                                     Average                              Average
                                                           Average                    Yield/    Average                    Yield/
(Dollars in thousands)                                     Balance      Interest       Rate     Balance      Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                      $   164,431    $  2,027      4.94%   $    66,932    $    783        4.74%
 Other short term investments                                 60,530         870      5.76%        68,743         859        5.07%
 Investment securities:
     Taxable                                                 311,004       5,143      6.63%       291,269       4,597        6.40%
     Tax-exempt (1)                                           63,018         765      4.87%        62,720         746        4.82%
 Loans (2), (3)                                            1,310,819      30,238      9.25%     1,187,214      27,476        9.39%
                                                         -----------    --------              -----------    --------
         Total interest-earning assets                     1,909,803      39,043      8.20%     1,676,878      34,461        8.33%
 Noninterest-earning assets                                  142,509                              142,000
                                                         -----------    --------              -----------    --------
         Total assets                                    $ 2,052,312      39,043              $ 1,818,878      34,461
                                                         ===========    --------              ===========    --------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                               $ 1,084,448    $  9,323      3.45%   $   931,181    $  7,782        3.39%
     Time deposits, over $100,000                            315,736       3,708      4.71%       276,887       3,228        4.73%
     Other time deposits                                      63,067         740      4.71%        63,735         786        5.00%
                                                         -----------    --------              -----------    --------
         Total interest-bearing deposits                   1,463,251      13,771      3.77%     1,271,803      11,796        3.76%
 Other borrowings                                             88,752       1,472      6.65%        73,496       1,054        5.82%
 Subordinated debt                                                18           -      0.00%         2,443          71       11.79%
 Trust Preferred Securities                                   50,000         937      7.52%        50,000       1,000        8.11%
                                                         -----------    --------              -----------    --------
         Total interest-bearing liabilities                1,602,021      16,180      4.05%     1,397,742      13,921        4.04%
 Noninterest bearing deposits                                308,174                              285,766
 Other noninterest-bearing liabilities                        24,404                               24,857
 Shareholders' equity                                        117,713                              110,513
                                                         -----------    --------              -----------    --------
         Total shareholders' equity and liabilities      $ 2,052,312      16,180              $ 1,818,878      13,921
                                                         ===========    --------              ===========    ========

 Net interest income                                                    $ 22,863                             $ 20,540
                                                                        ========                             ========
 Interest rate spread                                                                 4.15%                                  4.30%
 Contribution of interest free funds                                                  0.65%                                  0.87%
 Net yield on interest-earning assets (4)                                             4.80%                                  4.97%

                                                              Three Months Ended
                                                                 June 30, 1998
                                                           ------------------------
                                                                                Average
                                                      Average                    Yield/
(Dollars in thousands)                                Balance      Interest       Rate
-----------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                 $   113,102      $  1,530       5.43%
 Other short term investments                           102,069         1,107       4.35%
 Investment securities:
     Taxable                                            239,472         3,840       6.43%
     Tax-exempt (1)                                      36,162           492       5.46%
 Loans (2), (3)                                         902,069        23,504      10.45%
                                                    -----------      --------
         Total interest-earning assets                1,392,874        30,473       8.78%
 Noninterest-earning assets                             117,480
                                                    -----------      --------
         Total assets                               $ 1,510,355        30,473
                                                    ===========      --------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                          $   644,597      $  7,022       4.37%
     Time deposits, over $100,000                       181,210         2,379       5.27%
     Other time deposits                                 58,436           751       5.15%
                                                    -----------      --------
         Total interest-bearing deposits                884,242        10,152       4.61%
 Other borrowings                                        96,673         2,001       8.30%
 Subordinated debt                                        3,000            50       6.68%
 Trust Preferred Securities                              20,000           300       6.02%
                                                    -----------      --------
         Total interest-bearing liabilities           1,003,915        12,503       5.00%
 Noninterest bearing deposits                           258,953
 Other noninterest-bearing liabilities                  154,161
 Shareholders' equity                                    93,326
                                                    -----------      --------
         Total shareholders' equity and liabilities $ 1,510,355        12,503
                                                    ===========      --------

 Net interest income                                                 $ 17,970
                                                                     ========
 Interest rate spread                                                               3.78%
 Contribution of interest free funds                                                1.39%
 Net yield on interest-earning assets (4)                                           5.17%

 (1) The tax equivalent yields earned on the tax exempt securities are 7.05%, 6.98% and 7.93%for the quarters ended June 30, 1999, March 31, 1999 and June 30, 1998, respectively, using the federal statuary rate of 34%.
 (2) Nonaccrual loans are excluded in the average balance.
 (3) Interest income includes loan fees of $1,204,000, $1,104,000 and $1,318,000 for the quarters ended June 30, 1999, March 31, 1999, and June 30, 1998, respectively.
 (4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

                                                             Three Months Ended June 30, 1999     Three Months Ended June 30, 1999
                                                               Compared with March 31, 1999         Compared with June 30, 1998
                                                                 favorable / (unfavorable)           favorable / (unfavorable)
(Dollars in thousands)(1)                                      Volume       Rate        Net         Volume      Rate      Net
------------------------------------------------------------------------------------------------  --------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                          $  1,209    $    35      $ 1,244     $    643   $   (146) $   497
 Other short term investments                                    (106)       117           11         (532)       295     (237)
 Investment securities:
     Taxable                                                      356        190          546        1,179        124    1,303
     Tax-exempt                                                     6         13           19          331        (58)     273
 Loans                                                          3,125       (363)       2,762        9,676     (2,942)   6,734
                                                             ---------------------------------   ------------------------------
          Total interest income                                 4,590         (8)       4,582       11,297     (2,727)   8,570
                                                             ---------------------------------   ------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                     (1,394)      (147)      (1,541)      (4,020)     1,719   (2,301)
     Time deposits over $100,000                                 (491)        11         (480)      (1,603)       274   (1,329)
     Other time deposits                                            7         39           46          (57)        68       11
                                                             ---------------------------------   ------------------------------
         Total interest-bearing deposits                       (1,879)       (97)      (1,975)      (5,680)     2,061   (3,619)
 Other borrowings                                                (247)      (171)        (418)         154        375      529
 Subordinated debt                                                 36         35           71           25         25       50
 Trust preferred securities                                         -         63           63         (546)       (91)    (637)
                                                             ---------------------------------   ------------------------------
          Total interest expense                               (2,090)      (170)      (2,259)      (6,047)     2,370   (3,677)
                                                             ---------------------------------   ------------------------------
            Net increase (decrease) in net interest income   $  2,499    $  (177)     $ 2,323     $  5,251   $   (358) $ 4,893
                                                             =================================   ==============================

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.

     The Quarter Ended June 30, 1999 Compared to June 30, 1998
     ---------------------------------------------------------

     Interest income in the second quarter ended June 30, 1999 increased 28.1% to $39.0 million from $30.5 million in the same period in 1998. This was primarily due to the $11.3 million favorable volume variance which resulted from a $516.9 million, or 37.1% increase in average interest-earning assets over the comparable prior year. Average loans increased $408.8 million, or 45.3%, to 1.3 billion for the second quarter of 1999 as compared to $902.1 million for the second quarter of 1998.

     The average yield on interest-earning assets decreased 58 basis points to 8.20% in the second quarter of 1999 from 8.78% in the same period of 1998 primarily due to the decrease on the yields on loans. Average yields on loans decreased 120 basis points to 9.25% in the three months ended June 30, 1999 from 10.45% for the same period in 1998.

     Interest expense in the second quarter of 1999 increased 29.4% to $16.2 million from $12.5 million for the same period in 1998. This increase was due to an increase in average interest-bearing liabilities offset by lower interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 59.6% to $1.6 billion in the second quarter of 1999 from $1.0 billion in the same period for 1998 due to the efforts of the Company's relationship managers in generating core deposits from their client relationships, deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group, both divisions of CNB, and increases in other borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the second quarter of 1999, average noninterest-bearing deposits increased to $308.2 million from $259.0 million in the same period in 1998. Average noninterest-bearing deposits comprised 16.1% of total deposits for the second quarter in 1999, compared to 20.5% for the same period in 1998.

     The Quarter Ended June 30, 1999, compared to March 31, 1999
     -----------------------------------------------------------

     Interest income increased 13.3% to $39.0 million for the second quarter of 1999, as compared to $34.5 million for the previous quarter. Average interest-earning assets increased 53.3% (annualized) in the second quarter of 1999 from $1.7 billion for the previous quarter. The increase in interest income for the second quarter of 1999, as compared to the prior quarter, was primarily the result of an increase in the average balances of loans which increased $123.6 million and fed funds sold which grew $97.5 million from the prior quarter. The impact of increases in average balances on loans was offset by a decrease in the yield earned on those assets. The yield on the higher volume of average interest-earning assets declined 13 basis points to 8.20% in the second quarter of 1999 from 8.33% in the first quarter of 1999, primarily as a result of decreases in market rates of interest and the purchase of investments with shorter maturities.

     Interest expense in the second quarter of 1999 increased 16.2% to $16.2 million from $13.9 million in the prior quarter. The increase is primarily the result of increased interest-bearing liabilities, which rose to $1.6 billion for the second quarter of 1999, as compared to $1.4 billion for the prior quarter. As a result of the changes in the liability mix, the average rate paid on average interest-bearing liabilities increased 1 basis point to 4.05% in the second quarter of 1999 from 4.04% in the prior quarter. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 14.6% to $1.6 billion in the second quarter of 1999 from $1.4 billion for the first quarter of 1999.

     As a result of the foregoing, the Company's interest rate spread declined to 4.15% in the second quarter of 1999 compared to 4.30% in the prior quarter and the net yield on interest-earning assets declined to 4.80% from 4.97%.

     Net interest income for the six months ended June 30, 1999 was $43.4 million, an $8.5 million increase over the six months ended June 30, 1998. The increase was primarily due to the $459.8 million, or 34.5%, increase in average interest-earning assets. This was partially offset by a 60 basis points decrease in the Company's yield on interest-earning assets from 8.86% to 8.26% for the six months ended June 30, 1999 and June 30,1998, respectively. The Company's interest rate spread was positively impacted by a higher percentage of interest-earning assets in loans during the six months and June 30, 1999 compared to the same period in 1998.

     The interest rate spread for the six months ended June 30, 1999 and 1998 was further reduced by the spread earned on PBC's Special Deposits (discussed in Note 7 to the Financial Statements contained in the Company's Annual Report to Shareholders). The average deposit balances related to the Special Deposits were $110.5 million, and $94.9 million for the six months ended June 30, 1999 and 1998, respectively, on which the Company earned a spread of approximately 1.76%. Excluding PBC's Special Deposits, the net yield on interest earning assets would have been 5.08% and 5.48% for the six months ended June 30, 1999 and 1998, respectively. Excluding the Special Deposits, the interest rate spread would have been 4.36% and 4.28% for the six months ended June 30, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following tables present the Company's average balance sheet, net interest income and interest income and interest rate for the six months presented, as well as the analysis of variances due to rate and volume:

                                                                Six Months Ended                       Six Months Ended
                                                                 June 30, 1999                           June 30, 1998
                                                        -----------------------------------    ---------------------------------
                                                                                    Average                              Average
                                                          Average                   Yield/        Average                 Yield/
(Dollars in thousands)                                    Balance       Interest     Rate         Balance    Interest      Rate
-------------------------------------------------------------------------------------------    ---------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                       $ 115,951       $ 2,810    4.89%       $ 100,319   $  2,691     5.41%
 Other short term investments                                64,614         1,729    5.40%         102,271      2,872     5.66%
 Investment securities:
     Taxable                                                301,191         9,740    6.52%         229,536      7,424     6.52%
     Tax-exempt (1)                                          62,870         1,511    4.85%          31,220        820     5.30%
 Loans (2), (3)                                           1,249,358        57,714    9.32%         870,863     44,841    10.38%
                                                     ---------------  ------------             ------------  ---------
          Total interest-earning assets                   1,793,984        73,504    8.26%       1,334,209     58,648     8.86%
 Noninterest-earning assets                                 142,256                                103,294
                                                     ---------------  ------------             ------------  ---------
         Total assets                                    $1,936,240        73,504               $1,437,503     58,648
                                                     ===============  ------------             ============  ---------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                               $1,008,238      $ 17,105    3.42%       $ 682,658     13,587     4.01%
     Time deposits, over $100,000                           296,419         6,936    4.72%         186,757      4,865     5.25%
     Other time deposits                                     63,399         1,526    4.85%          57,853      1,498     5.22%
                                                     ---------------  ------------             ------------  ---------
         Total interest-bearing deposits                  1,368,056        25,567    3.77%         927,268     19,950     4.34%
 Other borrowings                                            81,166         2,526    6.28%          76,948      2,884     7.56%
 Subordinated debt                                            1,224            71   11.70%           3,000        136     9.14%
 Trust Preferred Securities                                  50,000         1,937    7.81%          20,000        788     7.95%
                                                     ---------------  ------------             ------------  ---------
          Total interest-bearing liabilities              1,500,446        30,101    4.05%       1,027,216     23,758     4.66%
 Noninterest bearing deposits                               297,032                                232,900
 Other noninterest-bearing liabilities                       24,629                                 85,803
 Shareholders' equity                                       114,133                                 91,584
                                                     ---------------  ------------             ------------  ---------
         Total shareholders' equity and liabilities      $1,936,240        30,101               $1,437,503     23,758
                                                     ===============  ------------             ============  ---------

 Net interest income                                                     $ 43,403                            $ 34,890
                                                                      ============                           =========
 Interest rate spread                                                                4.22%                                4.20%
 Contribution of interest free funds                                                 0.66%                                1.06%
 Net yield on interest-earning assets (4)                                            4.88%                                5.27%

 (1) The tax equivalent yields earned on the tax exempt securities are 7.03% and 7.69% for the six months ended June 30, 1999 and June 30, 1998 respectively, using the federal statuary rate of 34%.
 (2) Nonaccrual loans are excluded in the average balance.
 (3) Interest income includes loan fees of $2,310,000 and $2,355,000 for the six months ended June 30, 1999 and June 30, 1998, respectively.
 (4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                       Six Months Ended June 30, 1999
                                                                                         Compared with June 30, 1998
                                                                                          favorable / (unfavorable)
(Dollars in thousands)(1)                                                              Volume        Rate          Net
-------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                                  $     422    $    (303)     $    119
 Other short term investments                                                               (0)      (1,143)       (1,143)
 Investment securities:
     Taxable                                                                             2,330          (14)        2,316
     Tax-exempt                                                                            836         (145)          691
 Loans                                                                                  19,596       (6,723)       12,873
                                                                                   ---------------------------------------
          Total interest income                                                         23,184       (8,328)       14,856
                                                                                   ---------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                                              (6,516)       2,998        (3,518)
     Time deposits over $100,000                                                        (2,872)         801        (2,071)
     Other time deposits                                                                  (144)         116           (28)
                                                                                   ---------------------------------------
         Total interest-bearing deposits                                                (9,534)       3,917        (5,617)
 Other borrowings                                                                         (159)         517           358
 Subordinated debt                                                                          (0)          65            65
 TPS                                                                                    (1,188)          39        (1,149)
                                                                                   ---------------------------------------
         Total interest expense                                                        (10,881)       4,538        (6,343)
                                                                                   ---------------------------------------
                Net increase (decrease) in net interest income                        $ 12,304     $ (3,791)      $ 8,513
                                                                                   =======================================

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.

 THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
 -----------------------------------------------------------------------------

     Interest income increased $14.9 million to $73.5 million for the six months ended June 30, 1999, as compared to $58.6 million for the six months ended June 30, 1998. Average interest-earning assets increased $34.5% in the six months ended June 30, 1999 from $1.3 billion for the six months ended June 30, 1998. The increase in interest income for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily the result of an increase in the average balance of loans which increased $378.5 million. The impact of increase in the average balance on loans was offset by a decrease in the yield earned on those assets. The yields on the higher volume of average interest-earning assets declined 60 basis points to 8.26% in the six months ended June 30, 1999 from 8.86% in the six months ended June 30, 1998, primarily as a result of decreases in market rates of interest and the purchase of investments with shorter maturities.

     Interest expenses in the six months ended June 30, 1999 increased 26.69% to $30.7 million from $23.8 million in the six months ended June 30, 1998. The increase was primarily the result of increased interest-bearing liabilities which rose to $1.5 billion for the six months ended June 30, 1999, as compared to $1.0 billion for the comparable prior year period. As a result of the changes in the liability mix, the average rate paid on average interest-bearing liabilities decreased 61 basis points to 4.05% in the six months ended June 30, 1999 from 4.66% in the six months ended June 30, 1998. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 46.1% to $1.5 billion in the six months ended June 30, 1999 from $1.0 billion for the six months ended June 30, 1998.

     As a result of the foregoing, the Company's interest rate spread increased to 4.22% in the six months ended June 30, 1999 compared to 4.20% in the six months ended June 30, 1998 and the net yield on interest-earning assets declined to 4.88% from 5.27%.

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

                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                             -------------------------------    -------------------------------
(Dollars in thousands)                                           1999             1998             1999              1998
--------------------------------------------------------------------------------------------    -------------------------------
Average noninterest bearing demand deposits                  $ 308,174          $ 258,953        $ 297,032         $ 232,900
Client service expenses                                            244                136              505               293
Client service expenses, annualized                               0.32%              0.21%            0.34%             0.25%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                              4.80%              5.17%            4.88%             5.27%
Impact of client service expense                                 (0.05)%            (0.04)%          (0.04)%           (0.04)%
                                                             -------------------------------    -------------------------------
Adjusted net yield on interest-earning assets (1)                 4.75%              5.14%            4.84%             5.23%
                                                             -------------------------------    -------------------------------

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

     The provision for loan losses for the second quarter of 1999 was $1.6 million, compared to $1.4 million for the second quarter of 1998. Although loans outstanding have increased substantially, nonperforming loans, comprised of nonaccrual loans, restructured loans, and accruing loans past due 90 days or more, declined from $4.5 million, or 0.49% of loans outstanding, at June 30, 1998, to $3.9 million or 0.29% of loans outstanding at June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For further information on nonperforming and classified loans and the allowance for loan losses, see--"Nonperforming and Classified Assets" herein.

OTHER INCOME

     Total other income increased to $3.0 million for the second quarter of 1999 compared to $2.2 million for the second quarter of 1998. The following table sets forth information by category of other income for the quarters indicated.

                                                                 At and for the three month periods ended
                                               June 30,    March 31,     December 31,     September 30,      June 30,
                                             ---------------------------------------------------------------------------
(Dollars in thousands)                           1999         1999           1998             1998             1998
------------------------------------------------------------------------------------------------------------------------
Trust fees                                          $ 727      $   721         $   664          $   642         $   617
ATM network revenue                                   501          527             498              518             479
Loan and international banking fees                   458          309             176              165             190
Service charges and other fees                        393          419             426              431             411
Gain on sale of SBA loans                             298          284             282              290             221
Gain on sale of investments, net                        -            -             320                4              42
Other                                                 410          293             421              129             225
                                             ---------------------------------------------------------------------------
   Total, recurring                                 2,787        2,553           2,787            2,179           2,185
Warrant income                                        226            4             314              134               -
                                             ---------------------------------------------------------------------------
   Total                                          $ 3,013      $ 2,557         $ 3,101          $ 2,313         $ 2,185
                                             ---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The increase in other income for the second quarter of 1999 as compared to the same period in 1998 was primarily the result of a $268,000 increase in loan and international banking fees, a $110,000 increase in trust fees, a $77,000 increase in the gain on sale of SBA loans and a $22,000 increase in ATM network revenue. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company. Trust assets increased to $659.4 million at June 30, 1999, compared to $608.6 million at June 30, 1998. The increase in the gain on sale of SBA loans was due to an increase in the origination and subsequent sale of SBA loans.

     Other income for the second quarter of 1999 and the second quarter of 1998 included warrant income of $226,000 and $0, respectively, net of related employee incentives. Warrant income for the six months ended June 30, 1999 and June 30, 1998 was $230,000 and $497,000, respectively, net of related employee incentives. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

OPERATING EXPENSES

     The following table sets forth the major components of operating expenses for the quarters indicated.

                                                                             At and for the three month periods ended
                                                                   June 30,    March 31,    December 31,   September 30,   June 30,
                                                                -------------------------------------------------------------------
(Dollars in thousands)                                              1999         1999           1998           1998         1998
-----------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                       $  7,726      $  7,169        $  6,537      $  6,587    $   6,363
Occupancy and equipment                                            2,436         2,355           1,908         1,852        1,778
Telephone, postage and supplies                                      580           593             578           474          435
Professional services and legal costs                                496           575             689           537          553
Marketing and promotion                                              410           407             876           409          385
Client services                                                      244           261             142           128          136
Directors' fees                                                      178           165             192           175          184
FDIC insurance and regulatory assessments                            103           100              92            93           83
Expenses on other real estate owned                                   15            21              (6)           43           (8)
Other                                                              1,211         1,045           1,307         1,032          917
                                                                -------------------------------------------------------------------
  Total operating expenses, excluding nonrecurring costs          13,722        12,691          12,763        11,522       10,826
Merger costs                                                       3,965             -               -           537        1,974

Contribution to GBB Foundation                                       323             -             448           192            -
                                                                -------------------------------------------------------------------
    Total operating expenses                                    $ 17,687      $ 12,691        $ 12,763      $ 12,059    $  12,800
                                                                -------------------------------------------------------------------
Efficiency ratio, excluding trust                                  67.52%        53.65%          55.38%        55.64%       63.35%
Efficiency ratio, excluding trust and nonrecurring costs           50.41%        53.65%          53.35%        52.07%       53.10%
Total operating expenses to average assets*                         3.46%         2.83%           2.99%         2.94%        3.44%
Total operating expenses to average assets, before
  nonrecurring costs*                                               2.68%         2.83%           2.99%         2.81%        2.91%

*Annualized


     Operating expenses totaled $17.7 million for the second quarter of 1999, compared to $12.8 million for the second quarter of 1998. The ratio of operating expenses to average assets was 3.46% for the second quarter of 1999 and 3.44% for the second quarter of 1998.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio, excluding trust and nonrecurring costs, for the second quarter of 1999 was 50.41%, compared to 53.10% for the second quarter of 1998.

     As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. For the second quarter of 1999, average assets increased 35.9% from the second quarter of 1998, while operating expenses, excluding nonrecurring cost, increased only 23.8%.

     Compensation and benefits expenses increased for the second quarter of 1999 to $7.7 million, compared to $6.4 million for the second quarter of 1998. The increase in compensation and benefits is due primarily to the addition of personnel in the first quarter of 1999 to accommodate the growth of the Company.

     The increase in occupancy and equipment; telephone, postage, and supplies; marketing and promotion; and client service expense was related to the growth in the Company's loans, deposits and assets.

INCOME TAXES

     The Company's effective income tax rate for the second quarter of 1999 was 38.6%, compared to 35.1% in the second quarter of 1998. The effective rates were lower than the statutory rate of 41.2% due to tax-exempt income on municipal securities, state enterprise zone credits and the preferential tax treatment of the donation of appreciated warrants to the Foundation. These were partially offset by the impact of merger and other related nonrecurring costs.

FINANCIAL CONDITION

     Total assets increased 43.6%, on an annualized basis to $2.1 billion at June 30, 1999, compared to $1.7 billion at December 31, 1998. The increase in the second quarter of 1999 was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

LOANS

     Total gross loans increased 42.6%, on an annualized basis, to $1.4 billion at June 30, 1999, compared to $1.1 billion at December 31, 1998. The increases in the loan volume during the first six months of 1999 was primarily due to an improving economy in the Company's market areas coupled with the business development efforts of the Company's relationship managers.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table presents the composition of the Company's loan portfolio at the dates indicated.


                                                                June 30,               December 31,
                                                                  1999                     1998
                                                       --------------------------------------------------
(Dollars in thousands)                                     Amount         %          Amount          %
---------------------------------------------------------------------------------------------------------
Commercial                                              $   646,483       48.8%    $   483,668       44.3%
Real estate construction and land                           256,253       19.2         215,274       19.7
Real estate term                                            353,871       26.7         332,478       30.4
Consumer and other                                           99,988        7.5          88,458        8.1
                                                        -------------------------------------------------
      Total loans, gross                                  1,356,595      102.5       1,119,878      102.5
Deferred fees and discounts, net                             (5,133)      -0.4          (3,896)      -0.4
                                                        -------------------------------------------------
      Total loans, net of deferred fees                   1,351,462      102.0       1,115,982      102.1
Allowance for loan losses                                   (26,086)      -2.0         (23,379)      -2.1
                                                        -------------------------------------------------
      Total loans, net                                  $ 1,325,376      100.0%    $ 1,092,603      100.0%
                                                        =================================================


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information regarding nonperforming assets at the dates indicated.


                                                    June 30,   March 31,   December 31,   September 30,   June 30,
                                                   ----------------------------------------------------------------
(Dollars in thousands)                                1999        1999         1998            1998         1998
===================================================================================================================
Nonperforming loans
  Nonaccrual loans                                    $3,375      $2,992         $2,003          $3,061     $3,903
  Accruing loans past due 90 days or more                  -           -              -               -         75
  Restructured loans                                     565         482            327             377        531
                                                   ----------------------------------------------------------------
     Total nonperforming loans                         3,940       3,474          2,330           3,438      4,509
Other real estate owned                                  595         620            966             905      1,001
                                                   ----------------------------------------------------------------
     Total nonperforming assets                       $4,535      $4,094         $3,296          $4,343     $5,510
                                                   ================================================================

  Nonperforming assets to total loans
   and other real estate owned                          0.34%       0.33%          0.30%           0.45%      0.60%

     At June 30, 1999, the Company had $3.4 million in nonaccrual loans. Interest income foregone on nonaccrual loans outstanding totaled $59,000 and $85,000 for the three months ended June 30, 1999 and 1998, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At June 30, 1999, OREO acquired through foreclosure had a carrying value of $595,000, compared to $966,000 at December 31, 1998.

     The Company had $565,000 and $327,000 of restructured loans as of June 30, 1999 and December 31, 1998, respectively. There were no principal reduction concessions allowed on restructured loans during the second quarter of 1999 or 1998. Interest income from restructured loans totaled $14,000 and $14,000 for the three months ended June 30, 1999 and 1998, respectively. Foregone interest income, which totaled $0 and $0 for the three months ended June 30, 1999 and 1998, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the classified assets at the dates indicated.


                                                             June 30,     March 31,     December 31,    September 30,     June 30,
                                                            -----------------------------------------------------------------------
(Dollars in thousands)                                         1999         1999            1998             1998           1998
===================================================================================================================================
Substandard                                                    $22,207       $15,284         $12,515          $12,949      $ 9,213
Doubtful                                                         1,132         1,019           1,188            1,266        1,041
Loss                                                                 -             -               -                -            -
Other real estate owned                                            595           620             966              905        1,001
                                                            -----------------------------------------------------------------------
     Classified assets                                         $23,934       $16,923         $14,669          $15,120      $11,255
                                                            =======================================================================

Classified assets to total loans and other real                   1.77%         1.34%           1.31%            1.57%        1.22%
  estate owned
Allowance for loan losses to total classified assets            108.99%       142.09%         159.38%          144.59%      175.55%

     With the exception of these classified assets, management was not aware of any loans outstanding as of June 30, 1999 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

     In the second quarter of 1999, the Company classified four loans as substandard even though they were performing. It is the Company's policy to be proactive in its loan grading system. These loans are considered to be well collateralized with no loss expectation.

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

                                                                             At and for the three month periods ended
                                                               June 30,      March 31,    December 31,   September 30,    June 30,
                                                              ---------------------------------------------------------------------
(Dollars in thousands)                                           1999             1999            1998            1998        1998
===================================================================================================================================
Period end loans outstanding                                  $1,351,462    $1,258,925     $1,115,982         $962,203   $921,767
Average loans outstanding                                     $1,318,899    $1,184,161     $1,012,950         $929,687   $892,054
Allowance for loan losses:
Balance at beginning of period                                $   24,046    $   23,379     $   21,862         $ 19,758   $ 18,297
Charge-offs:
  Commercial                                                        (200)         (224)           (53)             (52)         -
  Real estate construction and land                                    -             -              -                -         (4)
  Real estate term                                                     -             -              -                -          -
  Consumer and other                                                 (42)          (64)          (455)             (27)       (14)
                                                              ---------------------------------------------------------------------
     Total charge-offs                                              (242)         (288)          (508)             (79)       (18)
                                                              ---------------------------------------------------------------------

Recoveries:
  Commercial                                                         195            21             38              156         31
  Real estate construction and land                                    -             -              -                -          -
  Real estate term                                                     -             -              -                -          -
  Consumer and other                                                   4            13             46               33          1
                                                              ---------------------------------------------------------------------
     Total recoveries                                                199            34             84              189         32
                                                              ---------------------------------------------------------------------
  Net charge-offs                                                    (43)         (254)          (424)             110         14
Provision charged to income (1)                                    2,083           921          1,941            1,994      1,447
                                                              ---------------------------------------------------------------------
Balance at end of period                                      $   26,086    $   24,046     $   23,379         $ 21,862   $ 19,758
                                                              =====================================================================

Quarterly net charge-offs to average loans outstanding
 during the period, annualized                                      0.01%         0.09%          0.17%           -0.05%     -0.01%
Year to date net charge-offs to average loans outstanding
 during the period, annualized                                      0.01%         0.09%          0.04%           -0.02%      0.00%
Allowance as a percentage of average loans outstanding              1.98%         2.03%          2.31%            2.35%      2.21%
Allowance as a percentage of period end loans outstanding           1.93%         1.91%          2.09%            2.27%      2.14%
Allowance as a percentage of non-performing loans                 662.08%       692.17%       1003.39%          635.89%    438.19%

_______________________

(1) Includes $447,000 in second quarter of 1999, $113,000 in the third quarter of 1998 and $70,000 in the second quarter of 1998 to conform practices to the Company's reserve methodologies, which is included in mergers and related nonrecurring costs.

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

     At June 30, 1999, the allowance for credit losses was $26.1 million, consisting of a $21.8 million allocated allowance and a $4.3 million unallocated allowance. The unallocated allowance is composed of two elements. The first element consists of an amount up to 20% of the allocated allowance which recognizes the model and estimation risk associated with the allocated allowances. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed at June 30, 1999:

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

     The Company recorded provisions in 1999 to bring the allowance for credit losses to a level deemed appropriate by management based upon management's application of the loan loss allowance methodology discussed above. In particular, in the assessment as of June 30, 1999, management focused on factors affecting elements of the high technology sector and the impact of foreign economic forces upon that sector, including seasoning of the loan portfolio coupled with growth in loan volumes and the strength and duration of the current business cycle coupled with existing general economic and business conditions affecting our key lending areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity And Cash Flow

     The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In 1997, the Company issued $20.0 million in Trust Preferred Securities ("TPS") to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million. Greater Bay invested $15.0 million of the net proceeds in the Banks to increase their capital level. The Company intends to use the remaining net proceeds for general corporate purposes or to provide additional capital to the Banks, as it is needed. Under applicable regulatory guidelines, $37.7 million of the TPS qualifies as Tier I capital, and the remaining portion qualifies as Tier 2 capital. As the Company's shareholders' equity increases, the amount of the additional TPS that will count as Tier I capital will increase.

     Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At June 30, 1999, the Banks had approximately $35.8 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of June 30, 1999, Greater Bay did not have any material commitments for capital expenditures.

     Net cash provided by operating activities, consisting primarily of net income and increases in interest payable and other liabilities, totaled $16.3 million and $10.7 million for the six months ended June 30, 1999 and 1998, respectively. Cash used for investing activities totaled $279.9 million and $231.8 million for the six months ended June 30, 1999 and 1998, respectively. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the six months ended June 30, 1999 net cash provided by financing activities was $364.0 million, compared to $279.1 million for the six months ended June 30, 1999. Historically, the primary financing activity of the Company has been through deposits. For the six months ended June 30, 1999 and 1998, deposit gathering activities generated cash of $351.7 million and $229.4 million, respectively. This represents a total of 96.6% and 82.2% of the financing cash flows for the six months ended June 30, 1999 and 1998, respectively.

Capital Resources

     Shareholders' equity at June 30, 1999 increased to $115.1 million from $107.0 million at December 31, 1998. Greater Bay paid dividends of $0.12 and $0.39 per share during the six months ended June 30, 1999 and the twelve months ended December 31, 1998, respectively. In 1998, PBFC made a distribution of $227,000 to its shareholders.

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

     At June 30, 1999, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at June 30, 1999 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.

                                               Tier 1          Total
                               Leverage     Risk-Based      Risk-Based
                                 Ratio     Capital Ratio   Capital Ratio
                                 -----     -------------   -------------
Company                           7.58%         9.48%          11.41%
Well-capitalized                  5.00%         6.00%          10.00%
Adequately capitalized            4.00%         4.00%           8.00%

     In addition, at June 30, 1999, each of the Banks had levels of capital that exceeded the well-capitalized guidelines.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in NPV for these rate shock levels as of June 30, 1999. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.

        (Dollars in thousands)
        Change in                                  Projected Change
                                                ------------------------
        Interest Rates                 MVPE      Dollars     Percentage
        ----------------------------------------------------------------
        100 basis point rise        $ 129,928   $ (10,298)       (7.3)%
        Base scenario                 140,226           -           -
        100 basis point decline       143,963       3,737         2.7%

     The preceding table indicates that at June 30, 1999, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to increase.

     NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

     Computation of forecasted effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

     The following table shows interest sensitivity gaps for different intervals as of June 30, 1999.

                                                 Immediate or  2 Days to 6   7 Months to    1 Year to 3   4 Years to    More than
                                                   One Day       Months       12 Months        Years       5 Years       5 Years
                                               ----------------------------------------------------------------------------------
Assets                                                                        (Dollars in thousands)
    Cash and Due                               $         -     $       -     $        -      $       -     $     -      $       -
    Federal Funds Sold                             152,200             -              -              -           -              -
    Investment Securities                                -       102,167         23,344         83,399      36,904        201,959
    Loans                                          742,282       353,218         28,571         58,543      42,398        131,583
    Allowance for Loan Losses/Unearned Fees              -             -              -              -           -              -
    Other Assets                                         -             -              -              -           -              -
                                               ----------------------------------------------------------------------------------
         Total Assets                          $   894,482     $ 455,385     $   51,915      $ 141,942     $ 79,302     $ 333,542
                                               ==================================================================================

Liabilities and Equity
    Deposits                                   $ 1,124,354     $ 322,193     $   49,230      $  10,282     $    552     $      27
    Other Borrowings                                     -        18,435              -              -       72,000             -
    Trust Preferred Securities                           -             -              -              -            -        50,000
    Other Liabilities                                    -             -              -              -            -             -
    Shareholders Equity                                  -             -              -              -            -             -
                                               ----------------------------------------------------------------------------------
          Total Liab/Equity                    $ 1,124,354     $ 340,628     $   49,230      $  10,282     $ 72,552     $  50,027
                                               ==================================================================================

Gap                                            $  (229,872)    $ 114,757     $    2,685      $ 131,660     $  6,750     $ 283,515
Cumulative Gap                                 $  (229,872)    $(115,115)    $ (112,430)     $  19,230     $ 25,980     $ 309,495
Cumulative Gap/Total Assets                          -10.9%         -5.4%          -5.3%           0.9%         1.2%         14.6%

                                                   Total Rate     Non-Rate
                                                   Sensitive     Sensitive         Total
                                                 -----------------------------------------
Assets
    Cash and Due                                 $         -     $  90,246     $    90,246
    Federal Funds Sold                               152,200             -         152,200
    Investment Securities                            447,773         6,469         454,242
    Loans                                          1,356,595             -       1,356,595
    Allowance for Loan Losses/Unearned Fees                -       (31,219)        (31,219)
    Other Assets                                           -        91,548          91,548
                                                 -----------------------------------------
         Total Assets                            $ 1,956,568     $ 157,044     $ 2,113,612
                                                 =========================================

Liabilities and Equity
    Deposits                                     $ 1,506,638     $ 324,019     $ 1,830,657
    Other Borrowings                                  90,435             -          90,435
    Trust Preferred Securities                        50,000             -          50,000
    Other Liabilities                                      -        27,397          27,397
    Shareholders Equity                                    -       115,123         115,123
                                                 =========================================
          Total Liab/Equity                      $ 1,647,073     $ 466,539     $ 2,113,612
                                                 =========================================

Gap
Cumulative Gap                                   $   309,495     $(309,495)    $         -
Cumulative Gap/Total Assets                      $   618,990     $       -     $         -
                                                        29.3%            -               -

     The foregoing table indicates that the Company had a one year gap of $(112) million, or (5.3)% of total assets, at June 30, 1999. In theory, this would indicate that at June 30, 1999, $112 million more in liabilities than assets would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a higher net interest margin. Conversely, if interest rates decreased, the gap may result in decreases net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of June 30, 1999, the analysis indicates that the Company's net interest income would increase a maximum of 10.7% if rates rose 200 basis points immediately and would decrease a maximum of 12.89% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities. The Company has revised the assumptions used in performing this analysis following a detailed review of its ALCO pricing history. As a result, the anticipated impact of interest rate changes on the Company's net interest income has increased since December 31, 1998.

     While the overall analysis indicates the probable impact of interest rate movements on the Company's net interest income, it does not take into consideration other factors that would impact this analysis. These factors would include management's and ALCO's actions to mitigate the impact to the Company and the impact of the Company's credit risk profile during periods of significant interest rate movements.

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

     Costs to Address the Year 2000 Issue

     The Company has budgeted an anticipated total expenditure of $300,000 in 1999 to ensure that its systems are ready for processing information in the year 2000. The Company estimates that it has incurred out-of-pocket expenses of approximately $178,000 and $146,000 in the six months ended June 30, 1999 and the year ended December 31, 1998 in connection with year 2000 issues. In addition, the Company has incurred certain costs relating to reallocation of internal resources to address year 2000 issues. The Company expects that the cost of remedial action for its noncompliant year 2000 systems will not be material.

     Greater Bay completed the Awareness and Assessment Phases, as defined by the FFIEC, for its computer systems and bank facilities in 1998 and continues to update its assessment as needed. The Company has identified its mission-critical systems, assessed the state of Year 2000 compliance of those systems and implemented a plan to repair or replace non-compliant systems. The Company currently believes that costs of addressing Year 2000 issues will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

     Contingency Plans

     The Year 2000 Project Team completed the development of contingency plans for year 2000 readiness. The Company engaged a third party consultant, which specializes in developing contingency plans for financial institutions for year 2000, to assist the Company in analyzing the impact of year 2000 on its business. This business impact analysis was completed in 1998 and the Company's contingency plans for year 2000 readiness are complete. There can be no assurance, however, that such contingency plans will be successful.

Recent Events

     On April 30, 1999 the Company and Bay Commercial Services, the parent of Bay Bank of Commerce, signed a definitive agreement for a merger between the two companies. The agreement provides for Bay Commercial Services shareholders to receive approximately 945,000 shares of Greater Bay stock subject to the approval of Bay Commercial Services shareholders and certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of Bay Commercial Services will own approximately 7.8% of the combined company. The transaction is expected to be completed in the fourth quarter of 1999 subject to regulatory approvals. As of June 30, 1999, Bay Commercial Services had $151.0 million in assets, $136.7 million in deposits, and $12.9 million in shareholders' equity. Bay Bank of Commerce has banking offices in San Leandro, San Ramon and Hayward, California. The combined Company, on a pro-forma basis after giving effect to the merger of Bay Commercial Services, would have had total assets of approximately $2.3 billion and equity of over $128.0 million at June 30, 1999.

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

ITEM 1.  Legal Proceedings -- Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds - Not applicable

ITEM 3.  Defaults Upon Senior Securities -- Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its annual meeting of stockholders on May 25, 1999.

         (b) The following directors were elected at the annual meeting to serve for a three-year term:

             George R. Corey
             John M. Gatto
             Dick J. Randall
             Donald H. Seiler

             The following directors continued in office after the annual meeting:

             James E. Jackson
             David L. Kalkbrenner
             Stanley A. Kangas
             Rex D. Lindsay
             Leo K.W. Lum
             Glen McLaughlin
             George M. Marcus
             Duncan L. Matteson
             Rebecca Q. Morgan
             Warren R. Thoits

         (c) At the annual meeting, stockholders voted on (1) the election of the Company's Class II directors; and (2) the ratification of the appointment of PricewaterhouseCoopers L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1999. The results of the voting were as follows:

                                           Votes                            Broker
Matter                      Votes For     Against  Withheld  Abstentions  Non-Votes
-----------------------  ---------------  -------  --------  -----------  ---------
Election of Directors
     George R. Corey           7,915,389        -    77,049            -          -
     John M. Gatto             7,916,389        -    76,049            -          -
     Dick J. Randall           7,900,349        -    92,089            -          -
     Donald H. Seiler          7,914,369        -    78,069            -          -

Independent Public
 Accountants                   7,957,005   22,715         -       12,718          -

         (d) Not applicable.

ITEM 5.  Other Information -- Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

 EXHIBIT
   NO.                                   EXHIBITS
 -------                                 --------

 2 Agreement and Plan of Recognition, dated April 30, 1999, between Greater Bay Bancorp and Bay Commercial Services (incorporated by reference to Exhibit 2 from Registrant's Current Report on Form 8-K dated May 4, 1999).
 11       Statement re Computation of Earnings Per Share.
 27       Financial Data Schedule.

--------
(b) Reports on Form 8-K

    During the quarter ended June 30, 1999, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated May 6, 1999 (reporting signing of merger agreement with Bay Commercial Services); and (2) Form 8-K dated June 7, 1999 (reporting closing of merger with Bay Area Bancshares).

                                  SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By:

/s/ Steven C. Smith
-------------------
Steven C. Smith
  Executive Vice President, Chief Administrative Officer and
  Chief Financial Officer



Date: August 12, 1999