Form 10-Q
period 1999-09-30
GREATER BAY BANCORP
filed 1999-11-15
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                      OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from _______ to ________.

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

                                Yes  X   No ___
                                    ---

Outstanding shares of Common Stock, no par value, as of November 12, 1999:
12,261,402

                              GREATER BAY BANCORP

                                     INDEX

                         Part I. Financial Information

Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as of
            September 30, 1999 and December 31, 1998......................................................     3

            Consolidated Statements of Operations
            for the Three Months and Nine Months Ended
            September 30, 1999 and 1998...................................................................     4

            Consolidated Statements of Comprehensive Income
            for the Three Months and Nine Months Ended
            September 30, 1999 and 1998...................................................................     5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998.................................................     6

            Notes to Consolidated Financial Statements....................................................     7

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................................    14

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................    33

                                          Part II. Other Information

Item 1.  Legal Proceeding.................................................................................    39

Item 2.  Changes in Securities and Use of Proceeds........................................................    39

Item 3.  Default Upon Senior Securities...................................................................    39

Item 4.  Submission of Matters to a Vote of Securities Holders............................................    39

Item 5.  Other Information................................................................................    39

Item 6.  Exhibits and Reports on Form 8-K.................................................................    39

            Signatures....................................................................................    40

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                                      1999              December 31,
(Dollars in thousands)                                             (unaudited)              1998*
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                            $   98,863             $   69,583
Federal funds sold                                                    183,800                 62,800
Other short term securities                                            38,936                 77,576
                                                                   ---------------------------------
       Cash and cash equivalents                                      321,599                209,959
Investment securities:
    Available for sale, at fair value                                 277,187                257,258
    Held to maturity, at amortized cost (fair value:
     $118,367 and $94,890 at September 30, 1999 and December
    31, 1998, respectively)                                           120,377                 94,209
    Other securities                                                    7,083                  6,044
                                                                   ---------------------------------
       Investment securities                                          404,647                357,511
Loans:
    Commercial                                                        687,402                483,668
    Real estate construction and land                                 287,761                215,274
    Real estate term                                                  413,536                332,478
    Consumer and other                                                100,851                 88,458
    Deferred loan fees and discounts                                   (5,531)                (3,896)
                                                                   ---------------------------------
       Total loans, net of deferred fees                            1,484,019              1,115,982
    Allowance for loan losses                                         (29,680)               (23,379)
                                                                   ---------------------------------
       Total loans, net                                             1,454,339              1,092,603
Property, premises and equipment                                       15,724                 11,380
Interest receivable and other assets                                   87,578                 66,736
                                                                   ---------------------------------
                Total assets                                       $2,283,887             $1,738,189
                                                                   =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                    $  375,302             $  302,006
    MMDA, NOW and savings                                           1,242,114                922,581
    Time certificates, $100,000 and over                              353,687                190,312
    Other time certificates                                            61,634                 64,048
       Total deposits                                               2,032,737              1,478,947
Other borrowings                                                       52,000                 75,085
Subordinated debt                                                           -                  3,000
Company obligated mandatorily redeemable cumulative
 trust preferred securities of subsidiary trusts holding
 solely junior subordinated debentures                                 50,000                 50,000
Other liabilities                                                      29,112                 24,116
                                                                   ---------------------------------
              Total liabilities                                    $2,163,849             $1,631,148
                                                                   =================================
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares
 authorized; none issued                                                    -                      -
Common stock, no par value: 24,000,000 shares
 authorized; 11,325,572 and 11,011,462 shares issued and
 outstanding as of September 30, 1999 and December 31, 1998,
 respectively                                                          67,085                 63,079
Retained earnings                                                      56,951                 44,060
Accumulated other comprehensive loss                                   (3,998)                   (98)
                                                                   ---------------------------------
              Total shareholders' equity                              120,038                107,041
                                                                   ---------------------------------
                Total liabilities and shareholders'                $2,283,887             $1,738,189
                 equity                                            =================================

* Restated on an historical basis to reflect the merger with Bay Area Bancshares ("BA Bancshares") on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                ---------------------------------   ------------------------------
(Dollars in thousands, except per share amounts) (unaudited)       1999                1998*          1999            1998*
-------------------------------------------------------------------------------------------------   ------------------------------
INTEREST INCOME
Interest on loans                                                $   33,234         $     24,132    $      90,946   $     68,973
Interest on investment securities:
  Taxable                                                             5,756                5,418           15,499         12,840
  Tax - exempt                                                          897                  626            2,406          1,448
                                                                 -------------------------------    ----------------------------
      Total interest on investment securities                         6,653                6,044           17,905         14,288
Other interest income                                                 2,821                2,822            7,361          8,385
                                                                 -------------------------------    ----------------------------
      Total interest income                                          42,708               32,998           16,212         91,646
                                                                 -------------------------------    ----------------------------

INTEREST EXPENSE
Interest on deposits                                                 15,749               11,933           41,315         31,883
Interest on long term borrowings                                      1,861                1,902            6,107          4,556
Interest on other borrowings                                              2                  112              292          1,266
                                                                 -------------------------------    ----------------------------
      Total interest expense                                         17,612               13,947           47,714         37,705
                                                                 -------------------------------    ----------------------------
          Net interest income                                        25,096               19,051           68,498         53,941
Provision for loan losses                                             3,518                1,881            6,075          4,294
                                                                 -------------------------------    ----------------------------
          Net interest income after provision for loan
           losses                                                    21,578               17,170           62,423         49,647
                                                                 -------------------------------    ----------------------------

OTHER INCOME
Trust fees                                                              768                  642            2,216          1,809
Loan and international banking fees                                     747                  165            1,514            501
ATM network revenue                                                     615                  518            1,643          1,380
Service charges and other fees                                          520                  431            1,332          1,322
Gain on sale of SBA loans                                               253                  290              835            755
Gain on sale of investments, net                                          -                    4                -             54
Other income                                                          1,170                  129            1,873            301
                                                                 -------------------------------    ----------------------------
      Total, recurring                                                4,073                2,179            9,413          6,122
Warrant income                                                            -                  134              230            497
                                                                 -------------------------------    ----------------------------
      Total other income                                              4,073                2,313            9,643          6,619
                                                                 -------------------------------    ----------------------------

OPERATING EXPENSES
Compensation and benefits                                             7,960                6,587           22,855         19,047
Occupancy and equipment                                               2,685                1,852            7,476          5,268
Telephone, postage and supplies                                         586                  474            1,759          1,406
Legal and other professional fees                                       551                  537            1,622          1,631
Marketing and promotion                                                 398                  409            1,215            959
Client services                                                         280                  128              785            421
FDIC insurance and regulatory assessments                               138                   93              341            273
Insurance                                                               110                  108              286            262
Other real estate owned                                                  30                   43               66             58
Other                                                                 1,251                1,099            3,672          3,305
                                                                 -------------------------------    ----------------------------
   Total, recurring                                                  13,989               11,330           40,077         32,630
Merger and other related nonrecurring costs                               -                  537            3,965          2,661
Contribution to the GBB Foundation                                        -                  192              323            893
                                                                 -------------------------------    ----------------------------
      Total operating expenses                                       13,989               12,059           44,365         36,184
                                                                 -------------------------------    ----------------------------
          Income before provision for income taxes and
           extraordinary items                                       11,662                7,424           27,701         20,082
Provision for income taxes                                            4,295                2,409           10,580          6,767
                                                                 -------------------------------    ----------------------------
          Net income before extraordinary items                       7,367                5,015           17,121         13,315
Extraordinary items                                                       -                    -              (88)             -
                                                                 -------------------------------    ----------------------------
          Net income                                             $    7,367         $      5,015    $      17,033   $     13,315
                                                                 ===============================    ============================

Net income per share - basic                                     $     0.65         $       0.46    $        1.52   $       1.23
                                                                 ===============================    ============================

Net income per share - diluted                                   $     0.62         $       0.43    $        1.44   $       1.14
                                                                 ===============================    ============================

* Restated on an historical basis to reflect the merger with Pacific Rim Bancorp ("PRB"), Pacific Business Funding Corporation ("PBFC") and Bay Area Bancshares ("BA Bancshares") on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                       ---------------------------------        ----------------------------------
(Dollars in thousands)                                       1999                1998 *             1999 *                  1998 *
----------------------------------------------------------------------------------------        ----------------------------------
Net income                                                  $ 7,367              $ 5,015           $17,033                 $13,315
                                                       ---------------------------------        ----------------------------------

Other comprehensive income:

   Unrealized gains on securities:
     Unrealized holding gains arising during
        period (net of taxes of $(1,605) and $1,222,
        for the three years ended September 30, 1999
        and 1998, respectively, and $(3,791) and
        $1,746 for the three months ended and nine
        months ended September 30, 1999 and 1998,
        respectively)                                        (2,296)               1,604            (5,421)                  2,497
     Less: reclassification adjustment for gains
        included in net income (net of taxes of
        $2 and $22 for the three and nine months
        ended September 30, 1998, respectively)                   -                    2                 -                      32
                                                       ---------------------------------        ----------------------------------
   Net change                                                (2,296)               1,602            (5,421)                  2,465
                                                       ---------------------------------        ----------------------------------

   Cash flow hedges:
     Net derivative gains arising during period
        (net of taxes of $(32) and $969 for the three
        and nine months ended September 30, 1999)               (46)                   -             1,386                       -
     Less: reclassification adjustment for expenses
        included in net income (net of taxes of $(32)
        and $(95) for the three and nine months
        ended September 30, 1998)                               (46)                   -              (135)                      -
                                                       ---------------------------------           -------------------------------
   Net change                                                     -                    -             1,521                       -
                                                       ---------------------------------           -------------------------------

     Other comprehensive income                              (2,296)               1,602            (3,900)                  2,465
                                                       ---------------------------------           -------------------------------

        Comprehensive income                                $ 5,071              $ 6,617           $13,133                 $15,780
                                                       =================================           ===============================

* Restated on an historical basis to reflect the merger with PRB, PBFC and BA Bancshares on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
(Dollars in thousands) (unaudited)                                                    1999               1998*
----------------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                                      $  17,033              $  13,317
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                       6,525                  4,294
    Depreciation and amortization                                                   3,176                  1,378
    Deferred income taxes                                                          (2,593)                (1,427)
    (Gain) loss on sale of investments, net                                             -                    (54)
    Changes in:
        Accrued interest receivable and other assets                               (9,496)                (2,177)
        Accrued interest payable and other liabilities                              7,581                  1,717
        Deferred loan fees and discounts, net                                       1,635                     79
                                                                                ---------              ---------
Operating cash flows, net                                                          23,861                 17,127
                                                                                ---------              ---------

Cash flows - investing activities
Maturities of and partial paydowns on investment securities:
    Held to maturity                                                               12,043                 31,714
    Available for sale                                                             29,774                217,402
Purchase of investment securities:
    Held to maturity                                                              (38,232)               (73,335)
    Available for sale                                                            (84,463)              (522,298)
    Other securities                                                               (1,039)                (2,539)
Proceeds from sale of available for sale securities                                24,783                162,926
Loans, net                                                                       (369,896)              (124,461)
Proceeds from sale of other real estate owned                                         451                      -
Purchase of property, premises and  equipment                                      (6,734)                (3,788)
Purchase of insurance policies                                                     (6,477)               (21,985)
                                                                                ---------              ---------
Investing cash flows, net                                                        (439,790)              (336,364)
                                                                                ---------              ---------

Cash flows - financing activities
Net change in deposits                                                            553,790                242,410
Net change in other borrowings - short term                                       (23,085)               (11,120)
Proceeds from other borrowings - long term                                              -                 70,000
Principal repayment - long term borrowings                                         (3,000)                     -
Company obligated mandatory redeemable preferred
  securities of subsidiary trust holding solely junior subordinated
  debentures issued                                                                     -                 30,000
Proceeds from sale of common stock                                                  4,006                  3,730
Cash dividends                                                                     (4,142)                (4,315)
                                                                                ---------              ---------
Financing cash flows, net                                                         527,569                330,705
                                                                                ---------              ---------

Net change in cash and cash equivalents                                           111,640                 11,468
Cash and cash equivalents at beginning of period                                  209,959                250,680
                                                                                ---------              ---------
Cash and cash equivalents at end of period                                      $ 321,599              $ 262,148
                                                                                =========              =========

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                    $  47,848              $  33,801
    Income taxes                                                                $   9,503              $   7,320
Non-cash transactions:
    Additions to other real estate owned                                        $       -              $     105


* Restated on an historical basis to reflect the merger with PRB, PBFC and BA Bancshares on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 1999 and December 31, 1998 and for the
Three and Nine Months Ended September 30, 1999 and 1998

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Annual Report on Form 10-K for the year-end December 31, 1998 and the supplemental consolidated financial statements and notes thereto included in the current Report on Form 8-K dated July 1, 1999, as amended by Form 8-K/A dated July 16, 1999.

Consolidation and Basis of Presentation

     The supplemental consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Mid-Peninsula Bank ("MPB"), Cupertino National Bank ("CNB"), Peninsula Bank of Commerce ("PBC"), Golden Gate Bank ("Golden Gate"), Bay Area Bank ("BAB"), GBB Capital I and GBB Capital II and its operating divisions Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Region, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

                                                                                         Accumulated
                                         Unrealized Gains (Losses)    Cash Flow      Other Comprehensive
(Dollars in thousands)                          on Securities          Hedges           Income (Loss)
--------------------------------------------------------------------------------------------------------
Balance - as of December 31, 1998               $         579         $  (677)                   (98)
Current period change                                  (5,421)          1,521                 (3,900)
                                         ---------------------------------------------------------------

Balance - as of September 30, 1999              $      (4,842)        $   844               $ (3,998)
                                         ===============================================================

As of September 30, 1999 and 1998 and for the Three and Nine Months Ended September 30, 1999 and 1998

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months and nine months ended September 30, 1999 and 1998.

                                        For the three months ended September 30, 1999  For the three months ended September 30, 1998
                                        ---------------------------------------------  ---------------------------------------------
                                                              Average                                         Average
(Dollars in thousands, except per           Income             Shares       Per Share          Income          Shares     Per Share
 share amounts)                           (Numerator)      (Denominator)      Amount         (Numerator)   (Denominator)   Amount
-------------------------------------------------------------------------------------  ---------------------------------------------
Net income                                $    7,367                                         $    5,015

Basic net income per share:
 Income available to common
 shareholders                                  7,367         11,285,000      $   0.65             5,015      10,924,000      $  0.46

Effect of dilutive securities:
 Stock options                                     -            626,000             -                 -         698,000            -
                                        ---------------------------------------------  ---------------------------------------------
Diluted net income per share:
 Income available to common
 shareholders and assumed
 conversions                              $    7,367         11,911,000      $   0.62        $    5,015      11,622,000      $  0.43
                                        =============================================  =============================================

                                        For the three months ended September 30, 1999  For the three months ended September 30, 1998
                                        ---------------------------------------------  ---------------------------------------------
                                                              Average                                         Average
(Dollars in thousands, except per           Income             Shares       Per Share          Income         Shares      Per Share
 share amounts)                           (Numerator)      (Denominator)     Amount          (Numerator)   (Denominator)   Amount
-------------------------------------------------------------------------------------  ---------------------------------------------

Net income                                $   17,033                                         $   13,315

Basic net income per share:
 Income available to common
 shareholders                                 17,033         11,189,000      $   1.52            13,315      10,848,000      $  1.23

Effect of dilutive securities:
 Stock options                                     -            621,000             -                 -         801,000            -
                                        ---------------------------------------------  ---------------------------------------------
Diluted net income per share:
 Income available to common
 shareholders and assumed
 conversions                              $   17,033         11,810,000      $   1.44        $   13,315      11,649,000      $  1.14
                                        =============================================  =============================================

     There were options to purchase 55,000 shares and 478,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months and nine months ended September 30, 1999. There were no options that were considered anti-dilutive during the three months and nine months ended September 30, 1998.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the mergers with PRB, PBFC and BA Bancshares at a total of 950,748, 298,000 and 1,399,321 shares, respectively.

As of September 30, 1999 and 1998 and for the Three and Nine Months Ended September 30, 1999 and 1998

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

NOTE 2--MERGERS


     On April 30, 1999 the Company and Bay Commercial Services, the parent of Bay Bank of Commerce, signed a definitive agreement for a merger between the two companies. The transaction was completed on October 15, 1999. Bay Commercial Services shareholders received 907,240 shares of Greater Bay stock in a tax-free exchange accounted for as a pooling-of-interests. Following the transaction, the shareholders of Bay Commercial Services owned 7.4% of the combined company. Bay Bank of Commerce has banking offices in San Leandro, San Ramon and Hayward, California. The financial information presented herein has not been restated to reflect the merger with Bay Commercial services on a pooling-of-interest basis.

     On September 15, 1999 the Company and Mt. Diablo Bancshares, the parent of Mt. Diablo National Bank, signed a definitive agreement for a merger between the two companies. The agreement provides for Mt. Diablo Bancshares' shareholders to receive approximately 1,500,000 shares of Greater Bay stock subject to certain adjustments based on changes in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of Mt. Diablo Bancshares will own approximately 9.5% of the combined company. The transaction is expected to be completed in the first quarter of 2000, subject to Mt. Diablo Bancshares' shareholders and regulatory approvals. Mt. Diablo National Bank has banking offices in Danville, Pleasanton and Lafayette, California.

As of September 30, 1999 and 1998 and for the Three and Nine Months Ended September 30, 1999 and 1998

     The following table sets forth certain historical information concerning the operations of the Company, Bay Commercial Services and Mt. Diablo Bancshares for the period indicated and proforma combined information assuming the acquisitions of Bay Commercial Services and Mt. Diablo Bancshares had been consummated at the beginning of the period presented.


                                                                       For the nine months ended
          (Dollars in thousands)                                          September 30, 1999
          --------------------------------------------------------------------------------------
          Net interest income:
            Greater Bay Bancorp                                        $                  68,498
            Bay Commercial Services                                                        5,619
            Mt. Diablo Bancshares                                                          7,061
                                                                       -------------------------
             Combined                                                  $                  81,178
                                                                       =========================

          Provision for loan losses:
            Greater Bay Bancorp                                        $                   6,075
            Bay Commercial Services                                                          161
            Mt. Diablo Bancshares                                                            596
                                                                       -------------------------
             Combined                                                  $                   6,832
                                                                       =========================

          Net income:
            Greater Bay Bancorp                                        $                  17,033
            Bay Commercial Services                                                        1,153
            Mt. Diablo Bancshares                                                          2,047
                                                                       -------------------------
             Combined                                                  $                  20,233
                                                                       =========================


     There were no significant transactions between the Company and Bay Commercial Services prior to the merger and there have been no significant transactions between the Company and Mt. Diablo Bancshares. All intercompany transactions have been eliminated.

As of September 30, 1999 and 1998 and for the Three and Nine Months Ended September 30, 1999 and 1998

NOTE 3--BORROWINGS


     Other borrowings are detailed as follows:

                                                               September 30,             December 31,
     (Dollars in thousands)                                        1999                      1998
     -----------------------------------------------------------------------------------------------------
     Other borrowings:
      Short term borrowings:
       Short term notes payable                                 $       -                 $            135
       FHLB advances                                                    -                              500
                                                       ---------------------------------------------------
          Total short term borrowings                                   -                              635
                                                       ---------------------------------------------------
      Long term borrowings:
       Securities sold under agreements
        to repurchase                                                 30,000                        50,000
       FHLB advances                                                  22,000                        22,000
       Promissory notes                                                 -                            2,450
                                                       ---------------------------------------------------
          Total other long term borrowings                            52,000                        74,450
                                                       ---------------------------------------------------
     Total other borrowings                                     $     52,000              $         75,085
                                                       ===================================================

     Subordinated notes, due September 15, 2005                 $       -                 $         3,000
                                                       ---------------------------------------------------
     Total subordinated debt                                    $       -                 $         3,000
                                                       ===================================================

     During the nine month period ended September 30, 1999 and the twelve month period ended December 31, 1998, the average balance of securities sold under short term agreements to repurchase were $10.4 million and $15.3 million, respectively, and the average interest rates during those periods were 4.89% and 5.35%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the nine month period ended September 30, 1999 and the twelve month period ended December 31, 1998, the average balance of federal funds purchased was $9,000 and $681,000, respectively, and the average interest rates during those periods were 4.94% and 5.53%, respectively. There were no such balances outstanding at September 30, 1999 or December 31, 1998. The maximum amount outstanding at any month end was $0 and $0 for the nine and twelve month periods ended September 30, 1999 and December 31, 1998, respectively.

     The short-term FHLB advances have an average interest rate of 5.89%. The advances are collateralized by securities pledged to the FHLB.

As of September 30, 1999 and 1998 and for the Three and Nine Months Ended September 30, 1999 and 1998

     The Company has sold securities under long term agreements to repurchase which mature in the year 2003 and have an average interest rate of 5.21%. The counterparties to these agreements have put options which give them the right to demand early repayment. As of December 31, 1998, $40.0 million of these borrowings are subject to early repayment and $10.0 million are subject to early repayment beginning in 2000.

     The long term FHLB advances will mature in the year 2003 and have an average interest rate of 5.17%. The advances are collateralized by loans and securities pledged to the FHLB. Under the terms of the advances, the FHLB has a put option on $20.0 million of the advances which gives it the right to demand early repayment.

     The short term notes payable, which bore an interest rate of 13.76% and provided for maturity on April 15, 2000, were issued to PBFC's officers along with other accredited investors within the definition of Rule 501 under the Securities Act of 1933, as amended. The Company redeemed these notes in January 1999.

     On March 15, 1999 the Company redeemed the $3.0 million in subordinated debt issued in 1995. The Company paid a premium of $150,000 ($88,000 net of tax) on the pay off of the debt. The premium was recorded, net of taxes, as an extraordinary item in March 1999.

NOTE 4--ACTIVITY OF BUSINESS SEGMENTS

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

As of September 30, 1999 and 1998 and for the Three and Nine Months Ended September 30, 1999 and 1998

     The following table shows each segment's key operating results and financial position for the nine months ended September 30, 1999 and 1998:



                                                 Nine months ended 1999               Nine months ended 1998
                                         -----------------------------------     --------------------------------
                                             Community           Trust             Community             Trust
(Dollars in thousands)                        Banking         Operations            Banking            Operations
-------------------------------------------------------------------------------------------------------------------
Net interest income (1)                    $   71,076       $      259         $     54,593          $      720
Other income                                    7,416            2,227                4,631               1,979
Operating expenses, excluding merger
      and other related nonrecurring
       costs                                   40,501            2,213               33,532               1,966
Net income before income taxes (1)             27,951              273               19,355                 733

Total assets                                2,267,409                -            1,656,107                   -
Deposits                                    1,974,261           58,476            1,368,567              52,417
Assets under management                             -          652,054                    -             581,437

(1) Includes intercompany earnings allocation charge which is  eliminated in consolidation


     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the nine months ended September 30, 1999 and 1998 is presented below.



                                                                   As of and for the             As of and for the
                                                                    Nine Months                        Nine  Months
                                                                  Ended September              Ended September
(Dollars in thousands)                                                 30, 1999                   30, 1998
------------------------------------------------------------------------------------------------------------------
Net interest income and other income
    Total segment net interest income and other income            $        80,978                $         61,923
    Parent company net interest income and other income                    (2,733)                         (1,365)
                                                               --------------------            --------------------
    Consolidated net interest income and other income             $        78,245                $         60,558
                                                               ====================            ====================

Net income before taxes
    Total segment net income before income taxes                  $        28,224                $         20,088
    Parent company net interest before income taxes                          (421)                             (6)
                                                               --------------------           ---------------------
    Consolidated net income before income taxes                   $        27,803                $         20,082
                                                               ====================           =====================

Total assets
    Total segment assets                                          $     2,267,409                $      1,656,107
    Parent company assets                                                  16,478                          30,881
                                                               --------------------           ---------------------
    Consolidated total assets                                     $     2,283,887                $      1,686,988
                                                               ====================           =====================


NOTE 5--CASH DIVIDEND

     The Company declared a cash dividend of $0.12 cents per share payable on October 15, 1999 to shareholders of record as of September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company", on a consolidated basis) was formed as the result of the merger in November 1996 between Cupertino National Bancorp, the former holding company for Cupertino National Bank ("CNB"), and Mid-Peninsula Bancorp, the former holding company for Mid-Peninsula Bank ("MPB"). In December 1997 the Company completed a merger with Peninsula Bank of Commerce ("PBC"), whereby PBC became the third wholly owned banking subsidiary of Greater Bay. In May 1998, the Company completed a merger with Pacific Rim Bancorporation ("PRB"), the holding company for Golden Gate Bank ("Golden Gate"), whereby Golden Gate became the fourth wholly owned banking subsidiary of Greater Bay. In August 1998, the Company completed a merger with Pacific Business Funding Corporation ("PBFC"), which now operates as a division of CNB and conducts business under the name Pacific Business Funding. In May 1999, the Company completed a merger with Bay Area Bancshares ("BA Bancshares"), the holding company of Bay Area Bank ("BAB"), whereby BAB became the fifth wholly owned banking subsidiary of Greater Bay. All of the preceding mergers were accounted for as a pooling of interests. All of the financial information for the Company for the periods prior to the mergers has been restated to reflect the pooling of interests, as if they occurred at the beginning of the earliest reporting period presented. In October 1999, the Company completed a merger with Bay Commercial Services ("BCS"), the holding company of Bay Bank of Commerce ("BBC"), whereby BBC became the six wholly owned banking subsidiary of Greater Bay. The financial information presented herein has not been restated to reflect the merger with BCS on a pooling of interests basis. CNB, MPB, PBC, Golden Gate and BAB are referred to collectively herein as the "Banks." The financial information includes the results of the Company's operating divisions, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay Bank Contra Costa Region, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Company's consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality year 2000 readiness and government regulation.

RESULTS OF OPERATIONS

     The Company's operating results included merger and other related expenses of $4.0 million ($2.5 million net of tax) and extraordinary items of $150,000 ($88,000 net of tax) related to the early retirement of $3.0 million of subordinated debt of the Company for the nine months ended September 30, 1999. The Company's operating results included merger and other related expenses of $2.0 million ($1.3 million net of tax) for the nine months ended September 30, 1998. The following table summarizes net income, net income per share and key financial ratios inclusive of and exclusive of merger and other related costs and extraordinary items for the three and nine months ended September 30, 1999:


                                       Three Months Ended  September 30, 1999         Nine Months Ended September 30, 1999
                                     ------------------------------------------        --------------------------------------
                                    Including merger        Excluding merger          Including merger            Excluding merger
                                       and other               and other                 and other                   and other
                                    related nonrecurring   related nonrecurring     related nonrecurring      related nonrecurring
                                costs and extraordinary   costs and extraordinary  costs and extraordinary   costs and extraordinary
(Dollars in thousands, except
 per share amounts)                        Items                  Items                    Items                     Items
                                         ---------              ----------                ---------                ----------
Net income                               $   7,367              $    7,367                $   17,033               $  19,612
Net income per share:
   Basic                                 $    0.65              $     0.65                $     1.52               $    1.75
   Diluted                               $    0.62              $     0.62                $     1.44               $    1.66
Return on average assets                      1.34%                   1.34%                     1.13%                   1.30%
Return on average shareholder equity         24.50%                  24.50%                    19.65%                  22.63%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company reported net income of $7.4 million for the third quarter of 1999, a 37.06% increase over the third quarter of 1998 net income (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) of $5.4 million. Basic net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $0.65 for the third quarter of 1999, as compared to $0.49 for the third quarter of 1998. Diluted net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $0.62 and $0.46 for the third quarter of 1999 and 1998, respectively. The Company reported net income including merger and other related nonrecurring costs and extraordinary items, net of tax, of $5.0 million and basic and diluted net income per share of $0.46 and $0.43, respectively, for the quarter ended September 30, 1998.

     The return on average assets and return on average shareholders' equity (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) were 1.34% and 24.50%, respectively, for the third quarter of 1999, compared with 1.30% and 21.34% for the third quarter in 1998, respectively.

     Net income totaled $19.6 million (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) for the nine months ended September 30, 1999, versus $14.6 million for the comparable 1998 period. Basic net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $1.75 and $1.35 for the nine months ended September 30, 1999 and 1998, respectively. Diluted net income per share (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) was $1.66 and $1.26 for the nine months ended September 30, 1999 and 1998, respectively.

     The return on average assets and return on average shareholders' equity (excluding merger and other related nonrecurring costs and extraordinary items, net of taxes) were 1.30% and 22.63%, respectively, for the nine months ended September 30, 1999, compared with 1.34% and 20.90% for the nine months ended 1998, respectively.

     The Company reported net income, including merger and other related nonrecurring costs and extraordinary items, of $17.0 million and basic and diluted net income per share of $1.52 and $1.44, respectively, for the nine months ended September 30, 1999. The Company reported net income, including merger and other related nonrecurring costs and extraordinary items, of $13.3 million and basic and diluted net income per share of $1.23 and $1.14, respectively, for the nine months ended September 30, 1998.

     The increase in first nine months of 1999 net income as compared to the same period in 1998 was principally the result of significant growth in loans and deposits. This growth, partially offset by a decline in interest rate spreads, resulted in a $14.5 million increase in net interest income. Recurring operating expenses increased by $6.6 million, excluding the contribution to the Greater Bay Bancorp Foundation (the "Foundation") discussed below. Operating expense increases reflect additional efforts required to service and support the Company's growth.

     Net income for the nine months ended September 30, 1999 and 1998 included $230,000 and $497,000, respectively, in warrant income resulting from the warrants received from clients of the Banks. During 1999 and 1998, the Company donated appreciated warrants to the Foundation. The contribution of the warrants triggered recognition of warrant income of $230,000, net of related employee incentives, and a donation expense of $323,000 in 1999 and recognition of warrant income of $497,000, net of related employee incentives, and a donation expense of $701,000 in 1998. The Company recognized a tax benefit of $133,000 and $288,000 from these transactions in 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The 1999 increase in other income principally relates to a $1.0 million increase in loan and international banking fees, a $900,000 recovery on equity securities, in accordance with APB 18 and a $407,000 increase in trust fees.

Net Interest Income -- Quarterly

     Net interest income for the third quarter of 1999 was $25.1 million, a $2.2 million increase over the second quarter of 1999 and a $6.0 million increase over the third quarter of 1998. The increase from the third quarter of 1998 to the third quarter of 1999 was primarily due to the $492.2 million, or 31.9% increase in average interest-earning assets. The increase from the second quarter of 1999 to the third quarter of 1999 was primarily due to the $124.1 million, or 25.7% (annualized) increase in average interest-earning assets, which was further increased by a 10 basis points increase in the Company's net yield on interest-earning assets from 4.80% in the second quarter of 1999 to 4.90% in the third quarter of 1999.

     The interest rate spread for the quarters ended September 30, 1999, June 30,1999 and September 30, 1998, were reduced by the low spread earned on PBC's Special Deposits (discussed in Note 7 to the supplemental consolidated financial statements, and notes thereto included in the current Report on Form 8-K dated July 1, 1999, as amended by Form 8-K/A dated July 16, 1999). As of September
30, 1999, PBC held $122.9 million in two demand deposits accounts (the "Special Deposits"). The Special Deposits represent the proposed settlement of class action lawsuits not involving the Company. Due to the uncertainty of the time the Special Deposits will remain with PBC, management has invested a significant portion of the funds from this deposit in agency securities with maturities of less than 90 days. The average deposit balances related to the Special Deposits were $122.9 million, $126.0 million and $89.1 million for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998, respectively, on which the Company earned a spread of approximately 3.67%, 2.96% and 2.20%, respectively. Excluding PBC's Special Deposits, the net yield on interest earning assets would have been 5.01%, 5.02% and 4.27% for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998, respectively. Excluding the Special Deposits, the approximate interest rate spread would have been 4.04%, 4.22% and 4.31% for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998, respectively. The purchase of bank-owned life insurance ("BOLI") also reduced the Company's net interest spread since the earnings of BOLI are included in other income while the cost of funding BOLI is included in interest expense.

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

                                                         Three Months Ended                       Three Months Ended
                                                         September 30, 1999                          June 30, 1999
                                                         ------------------                       ------------------
                                                                           Average                                    Average
                                                  Average                   Yield/        Average                      Yield/
(Dollars in thousands)                            Balance       Interest     Rate         Balance       Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                            $    153,459     $  2,025    5.24%     $   164,431       $  2,027       4.94%
 Other short term investments                        60,383          796    5.23%          60,530            870       5.77%
 Investment securities:
   Taxable                                          329,429        5,756    6.93%         311,004          5,143       6.63%
   Tax-exempt (1)                                    71,300          897    4.99%          63,018            765       4.87%
 Loans (2), (3)                                   1,419,303       33,234    9.29%       1,310,819         30,238       9.25%
                                               ------------     --------              -----------       --------
     Total interest-earning assets                2,033,874       42,708    8.33%       1,909,802         39,043       8.20%
 Noninterest-earning assets                         150,128                               142,509
                                               ------------     --------              -----------       --------
     Total assets                              $  2,184,002       42,708              $ 2,052,312         39,043
                                               ============     --------              ===========       --------
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and savings                       $  1,207,222     $ 11,085    3.64%     $ 1,084,448       $  9,323       3.45%
   Time deposits, over $100,000                     335,304        3,957    4.68%         315,736          3,708       4.71%
   Other time deposits                               61,482          707    4.56%          63,067            740       4.71%
                                               ------------     --------              -----------       --------
     Total interest-bearing deposits              1,604,008       15,749    3.90%       1,463,251         13,771       3.77%
 Other borrowings                                    48,269          824    6.77%          88,752          1,472       6.65%
 Subordinated debt                                        -            -                       18              -       0.00%
 Trust Preferred Securities                          50,000        1,039    8.24%          50,000            938       7.52%
                                               ------------     --------              -----------       --------
     Total interest-bearing liabilities           1,702,277       17,612    4.10%       1,602,021         16,181       4.05%
 Noninterest bearing deposits                       334,469                               308,174
 Other noninterest-bearing liabilities               27,954                                24,404
 Shareholders' equity                               119,302                               117,713
                                               ------------     --------              -----------       --------
     Total shareholders' equity and
     liabilities                               $  2,184,002       17,612              $ 2,052,312         16,181
                                               ============     --------              ===========       --------

 Net interest income                                            $ 25,096                                $ 22,862
                                                                ========                                ========
 Interest rate spread                                                       4.23%                                      4.15%
 Contribution of interest free funds                                        0.67%                                      0.65%
 Net yield on interest-earning assets (4)                                   4.90%                                      4.80%

                                                           Three Months Ended
                                                           September 30, 1998
                                                           ------------------
                                                                            Average
                                                      Average                Yield/
(Dollars in thousands)                                Balance    Interest     Rate
-----------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                               $   112,325    $  1,562     5.52%
 Other short term investments                          90,974       1,260     5.49%
 Investment securities:
   Taxable                                            360,343       5,418     5.97%
   Tax-exempt (1)                                      51,637         626     4.81%
 Loans (2), (3)                                       926,399      24,132    10.33%
                                                  -----------    --------
     Total interest-earning assets                  1,541,678      32,998     8.49%
 Noninterest-earning assets                            92,800
                                                  -----------    --------
     Total assets                                 $ 1,634,478      32,998
                                                  ===========    --------
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and savings                          $   838,412    $  8,119     3.84%
   Time deposits, over $100,000                       229,260       3,023     5.23%
   Other time deposits                                 60,611         791     5.18%
                                                  -----------    --------
     Total interest-bearing deposits                1,128,283      11,933     4.20%
 Other borrowings                                      74,741       1,247     6.62%
 Subordinated debt                                      3,000          86    11.37%
 Trust Preferred Securities                            37,428         681     7.22%
                                                  -----------    --------
     Total interest-bearing liabilities             1,243,452      13,947     4.45%
 Noninterest bearing deposits                         266,695
 Other noninterest-bearing liabilities                 25,569
 Shareholders' equity                                  98,762
                                                  -----------    --------
     Total shareholders' equity and
     liabilities                                  $ 1,634,478      13,947
                                                  ===========    --------

 Net interest income                                             $ 19,051
                                                                 ========
 Interest rate spread                                                         4.04%
 Contribution of interest free funds                                          0.86%
 Net yield on interest-earning assets (4)                                     4.90%

 (1) The tax equivalent yields earned on the tax exempt securities are 7.21% 7.05% and 6.92% for the quarters ended September 30, 1999, June 30, 1999 and September 30, 1998, respectively, using the federal statuary rate of 34%.
 (2) Nonaccrual loans are excluded in the average balance.
 (3) Interest income includes loan fees of $1,068,000, $1,204,000 and $901,000 for the quarters ended September 30, 1999, June 30, 1999, and September 30, 1998, respectively.
 (4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

                                                       Three Months Ended September 30, 1999  Three Months Ended September 30, 1999
                                                           Compared with June 30, 1999          Compared with September 30, 1998
                                                             favorable / (unfavorable)           favorable / (unfavorable)
(Dollars in thousands)(1)                                   Volume     Rate      Net             Volume         Rate         Net
-------------------------------------------------------------------------------------           --------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                        $  (129)  $  127   $    (2)          $   546     $    (83)    $   463
 Other short term investments                                   (2)     (72)      (74)             (406)         (58)       (464)
 Investment securities:
    Taxable                                                    348      266       616              (491)         832         341
    Tax-exempt                                                 111       20       131               246           24         270
 Loans                                                       2,857      137     2,994            11,749       (2,649)      9,100
                                                           --------------------------           --------------------------------
     Total interest income                                   3,184      481     3,665            11,644       (1,934)      9,710
                                                           --------------------------           --------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
    MMDA, NOW and savings                                   (1,176)    (582)   (1,768)           (3,405)         442      (2,963)
    Time deposits over $100,000                               (268)      19      (249)           (1,279)         345        (934)
    Other time deposits                                         15       18        33               (11)          95          84
                                                           --------------------------           --------------------------------
     Total interest-bearing deposits                        (1,430)    (545)   (1,974)           (4,695)         882      (3,813)
 Other borrowings                                              675      (27)      648               451          (28)        423
 Subordinated debt                                               -        -         -                43           43          86
 Trust preferred securities                                      -     (105)     (105)             (252)        (109)       (361)
                                                           --------------------------           --------------------------------
     Total interest expense                                   (755)    (677)   (1,431)           (4,453)         788      (3,665)
                                                           --------------------------           --------------------------------
         Net increase (decrease) in net interest
         income                                            $ 2,429   $ (196)  $ 2,234           $ 7,192     $ (1,147)    $ 6,045
                                                           ==========================           ================================

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.

     The Quarter Ended September 30, 1999 compared to September 30, 1998
     -------------------------------------------------------------------

     Interest income in the third quarter ended September 30, 1999 increased 29.4% to $42.7 million from $33.0 million in the same period in 1998. This was primarily due to the $11.6 million favorable volume variance which resulted from a $492.2 million, or 31.9%, increase in average interest-earning assets over the comparable prior year. Average loans increased $492.9 million, or 53.2%, to 1.4 billion for the third quarter of 1999 as compared to $926.3 million for the third quarter of 1998.

     The average yield on interest-earning assets decreased 16 basis points to 8.33% in the third quarter of 1999 from 8.49% in the same period of 1998 primarily due to the decrease on the yields on loans. Average yields on loans decreased 104 basis points to 9.29% in the three months ended September 30, 1999 from 10.33% for the same period in 1998.

     Interest expense in the third quarter of 1999 increased 26.3% to $17.6 million from $13.9 million for the same period in 1998. This increase was due to an increase in average interest-bearing liabilities offset by lower interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 36.9% to $1.7 billion in the third quarter of 1999 from $1.2 billion in the same period for 1998 due to the efforts of the Company's relationship managers in generating core deposits from their client relationships, deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group, both divisions of CNB, and increases in other borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the third quarter of 1999, average noninterest-bearing deposits increased to $334.5 million from $266.7 million in the same period in 1998. Average noninterest-bearing deposits comprised 17.3% of total deposits for the third quarter in 1999, compared to 19.1% for the same period in 1998.

     The Quarter Ended September 30, 1999, compared to June 30, 1999
     ---------------------------------------------------------------

     Interest income increased 9.4% to $42.7 million for the third quarter of 1999, as compared to $39.0 million for the previous quarter. Average interest-earning assets increased 25.8% (annualized) in the third quarter of 1999 from $1.9 billion for the previous quarter. The increase in interest income for the third quarter of 1999, as compared to the prior quarter, was primarily the result of an increase in the average balances of loans which increased $108.5 million and investment securities which grew $26.7 million from the prior quarter. The impact of increases in average balances on loans was enhanced by an increase in the yield earned on those assets. The yield on the average interest-earning assets increased 13 basis points to 8.33% in the third quarter of 1999 from 8.20% in the second quarter of 1999, primarily as a result of increases in market rates of interest.

     Interest expense in the third quarter of 1999 increased 8.8% to $17.6 million from $16.2 million in the prior quarter. The increase is the result of increased interest-bearing liabilities, which rose to $1.7 billion for the third quarter of 1999, as compared to $1.6 billion for the prior quarter, and a 5 basis point increase in the cost of funds which increased to 4.10% in the third quarter of 1999.

     As a result of the foregoing, the Company's interest rate spread increased to 4.23% in the third quarter of 1999 compared to 4.15% in the prior quarter and the net yield on interest-earning assets increased to 4.90% from 4.80%.

Net Interest Income - Year to date

     Net interest income for the nine months ended September 30, 1999 was $68.5 million, an $14.6 million increase over the nine months ended September 30, 1998. The increase was due to the $488.7 million, or 35.3%, increase in average interest-earning assets. This was offset by a 32 basis points decrease in the Company's net yield on interest-earning assets from 5.20% for the nine months ended September 30, 1998 to 4.88% for the comparable period in 1999. The Company's interest rate spread was positively impacted by a higher percentage of interest-earning assets in loans during the nine months and September 30, 1999 compared to the same period in 1998.

     The interest rate spread for the nine months ended September 30, 1999 and 1998 was further reduced by the spread earned on PBC's Special Deposits (discussed in Note 7 to the supplemental consolidated financial statements and notes thereto included in the current Report on Form 8-K dated July 1, 1999, as amended by Form 8-K/A dated July 16, 1999). The average deposit balances related to the Special Deposits were $117.8 million, and $88.4 million for the nine months ended September 30, 1999 and 1998, respectively, on which the Company earned a spread of approximately 3.17% and 2.18%, respectively. Excluding PBC's Special Deposits, the net yield on interest earning assets would have been 5.00% and 5.41% for the nine months ended September 30, 1999 and 1998, respectively. Excluding the Special Deposits, the interest rate spread would have been 4.28% and 4.62% for the nine months ended September 30, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following tables present the Company's average balance sheet, net interest income and interest income and interest rate for the nine months presented, as well as the analysis of variances due to rate and volume:

                                                             Nine Months Ended                             Nine Months Ended
                                                             September 30, 1999                            September 30, 1998
                                                           ----------------------                     ---------------------------
                                                                                Average                                    Average
                                                    Average                     Yield/           Average                   Yield/
(Dollars in thousands)                              Balance        Interest      Rate            Balance      Interest      Rate
------------------------------------------------------------------------------------------     -----------------------------------
INTEREST-EARNING ASSETS:
 Federal funds sold                                $   128,591     $  4,836          5.03%     $  104,399     $   4,232     5.42%
 Other short term investments                           63,188        2,525          5.34%         97,133         4,155     5.72%
 Investment securities:
     Taxable                                           310,707       15,499          6.67%        271,234        12,840     6.33%
     Tax-exempt (1)                                     65,711        2,406          4.90%         37,915         1,446     5.10%
 Loans (2), (3)                                      1,306,626       90,946          9.31%        875,418        68,973    10.53%
                                                   -----------     --------                    ----------     ---------
      Total interest-earning assets                  1,874,823      116,212          8.29%      1,386,099        91,646     8.84%
 Noninterest-earning assets                            144,914                                    125,497
                                                   -----------     --------                    ----------     ---------
         Total assets                              $ 2,019,737      116,212                    $1,511,596        91,646
                                                   ===========     --------                    ==========     =========
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and savings                         $ 1,075,295     $ 28,188          3.50%     $  791,813     $  21,705     3.66%
     Time deposits, over $100,000                      309,523       10,894          4.71%        199,583         7,902     5.29%
     Other time deposits                                62,753        2,233          4.76%         58,929         2,276     5.16%
                                                   -----------     --------                    ----------     ---------
      Total interest-bearing deposits                1,447,571       41,315          3.82%      1,050,325        31,883     4.06%
 Other borrowings                                       70,079        3,354          6.40%         76,148         3,802     6.68%
 Subordinated debt                                         812           66         10.87%          3,817           259     9.07%
 Trust Preferred Securities                             50,000        2,979          7.97%         25,745         1,761     9.15%
                                                   -----------     --------                    ----------     ---------
      Total interest-bearing liabilities             1,568,462       47,714          4.07%      1,156,035        37,705     4.36%

 Noninterest bearing deposits                          309,648                                    240,777
 Other noninterest-bearing liabilities                  25,753                                     21,221
 Shareholders' equity                                  115,874                                     93,562
                                                   -----------     --------                    ----------     ---------
      Total shareholders' equity and liabilities   $ 2,019,737       47,714                    $1,511,595        37,705
                                                   ===========     --------                    ==========     ---------

 Net interest income                                               $ 68,498                                   $  53,941
                                                                   ========                                   =========
 Interest rate spread                                                                4.22%                                  4.48%
 Contribution of interest free funds                                                 0.66%                                  0.72%
 Net yield on interest-earning assets (4)                                            4.88%                                  5.20%

(1) The tax equivalent yields earned on the tax exempt securities are 7.07% and 7.35% for the nine months ended September 30, 1999 and September 30, 1998 respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $3,378,000 and $3,048,000 for the nine months ended September 30, 1999 and September 30, 1998, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                    Nine Months Ended September 30, 1999
                                                                      Compared with September 30, 1998
                                                                          favorable / (unfavorable)
(Dollars in thousands)(1)                                            Volume         Rate            Net
------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                $      927    $      (323)  $       604
 Other short term investments                                          (1,372)          (258)       (1,630)
 Investment securities:
     Taxable                                                            1,942            717         2,659
     Tax-exempt                                                         1,020            (60)          960
 Loans                                                                 30,772         (8,799)       21,973
                                                                   -----------------------------------------
          Total interest income                                        33,289         (8,723)       24,566
                                                                   -----------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                             (7,468)           985        (6,483)
     Time deposits over $100,000                                       (3,951)           959        (2,992)
     Other time deposits                                                 (142)           185            43
                                                                   -----------------------------------------
         Total interest-bearing deposits                              (11,562)         2,130        (9,432)
 Other borrowings                                                         295            153           448
 Subordinated debt                                                        236            (43)          193
 Trust Preferred Securities                                            (1,471)           253        (1,218)
                                                                   -----------------------------------------
          Total interest expense                                      (12,502)         2,493       (10,009)
                                                                    -----------------------------------------
                Net increase (decrease) in net interest income       $ 20,786    $    (6,229)   $   14,557
                                                                    =========================================

(1) Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.


     The Nine Months Ended September 30, 1999 compared to Nine Months Ended
     ----------------------------------------------------------------------
September 30, 1998
------------------

     Interest income increased $24.6 million to $116.2 million for the nine months ended September 30, 1999, as compared to $91.6 million for the nine months ended September 30, 1998. Average interest-earning assets increased 35.3% in the nine months ended September 30, 1999 from $1.4 billion for the nine months ended September 30, 1998. The increase in interest income for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily the result of an increase in the average balance of loans which increased $431.2 million. The impact of the increase in the average balance of loans was offset by a decrease in the yield earned on those assets. The yields on the higher volume of average interest-earning assets declined 55 basis points to 8.29% in the nine months ended September 30, 1999 from 8.84% in the nine months ended September 30, 1998, primarily as a result of decreases in market rates of interest and the purchase of investments with shorter maturities.

     Interest expenses in the nine months ended September 30, 1999 increased 26.55% to $47.7 million from $37.7 million in the nine months ended September 30, 1998. The increase was primarily the result of increased interest-bearing liabilities which rose to $1.6 billion for the nine months ended September 30, 1999, as compared to $1.2 billion for the comparable prior year period. As a result of the changes in the market rates of interest, the average rate paid on average interest-bearing liabilities decreased 29 basis points to 4.07% in the nine months ended September 30, 1999 from 4.32% in the nine months ended September 30, 1998.

     As a result of the foregoing, the Company's interest rate spread decreased to 4.22% in the nine months ended September 30, 1999 compared to 4.48% in the nine months ended September 30, 1998 and the net yield on interest-earning assets declined to 4.88% from 5.20%.

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

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------        --------------------------------
(Dollars in thousands)                                     1999              1998                 1999               1998
---------------------------------------------------------------------------------------        --------------------------------
Average noninterest bearing demand deposits             $334,469             $266,695              $309,648        $240,777
Client service expenses                                      280                  128                   785             421
Client service expenses, annualized                         0.33 %               0.19 %                0.34 %          0.23 %

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                        4.90 %               4.90 %                4.88 %          5.20 %
Impact of client service expense                           (0.04)%              (0.03)%               (0.06)%         (0.04)%
                                                       --------------------------------        --------------------------------
Adjusted net yield on interest-earning assets (1)           4.86 %                4.87%                4.83 %          5.16 %
                                                       ================================        ================================

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

Provision for Loan Losses

     The provision for loan losses creates an allowance for loan losses.
The loan loss provision for each period is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. The Company performs a periodic assessment of the risk inherent in its loan portfolio, as well as a detailed review of certain individual assets determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, the Company makes determination of an appropriate level of allowance for loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined. The balance of the provision for loan losses is based on historical loss experience, delinquency trends and economic conditions in the Company's market area. The Company is currently evaluating the impact of several factors effecting other lenders its market area, including increasing delinquencies, increases in losses in the technology sector and the impact of the Taiwanese earthquake on Silicon Valley businesses. The Company is also evaluating the impact of additional internal factors including the rapid growth of the Company and the increasing complexity of its loan portfolio. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates.

     The provision for loan losses for the third quarter of 1999 was $3.5 million, compared to $1.9 million for the third quarter of 1998. Nonperforming loans, comprised of nonaccrual loans, restructured loans, and accruing loans past due 90 days or more, increased from $3.4 million, or 0.36% of loans outstanding, at September 30, 1998, to $6.9 million or 0.47% of loans outstanding at September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For further information on nonperforming and classified loans and the allowance for loan losses, see "Nonperforming and Classified Assets" herein.

Other Income

     Total other income increased to $4.1 million for the third quarter of 1999 compared to $2.3 million for the third quarter of 1998. The following table sets forth information by category of other income for the quarters indicated.

                                            At and for the three month periods ended
                                          September 30,           June 30,       March 31,         December 31,      September 30,
                                        ------------------------------------------------------------------------------------------
(Dollars in thousands)                         1999                 1999           1999                1998               1998
----------------------------------------------------------------------------------------------------------------------------------
Trust fees                                     $  768               $  727         $  721             $  664              $  642
Loan and international banking fees               747                  458            309                176                 165
ATM network revenue                               615                  501            527                498                 518
Service charges and other fees                    520                  393            419                426                 431
Gain on sale of SBA loans                         253                  298            284                282                 290
Gain on sale of investments, net                    -                    -              -                320                   4
Other                                           1,170                  410            293                421                 129
                                        ------------------------------------------------------------------------------------------
   Total, recurring                             4,073                2,787          2,553              2,787               2,179
Warrant income                                      -                  226              4                314                 134
                                        ------------------------------------------------------------------------------------------
   Total                                       $4,073               $3,013         $2,557             $3,101              $2,313
                                        ==========================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The increase in other income for the third quarter of 1999 as compared to the same period in 1998 was primarily the result of a $1.0 million increase in other income, a $582,000 increase in loan and international banking fees, a $126,000 increase in trust fees and a $97,000 increase in ATM network revenue. The increase in other income is a result of a $900,000 recovery of an equity security in accordance with APB 18. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company. Trust assets increased to $652.1 million at September 30, 1999, compared to $581.4 million at September 30, 1998.

     In November 1999, the voters of San Francisco adopted an ordinance which prohibits financial institutions in San Francisco from imposing surcharges of any kind to noncustomers who access automated teller machines to conduct electronic transactions, including cash withdrawals and fund transfers. Other cities in California have either adopted or are considering similar proposals. The Company estimates that approximately $176,000 of ATM network revenue during the first nine months of 1999 was derived from such type of surcharges in the City and County of San Francisco. While this amount is not material, the adoption of similar laws in other areas where the Company operates ATMs could cause a more substantial reduction in ATM network revenue in the future.

     Other income for the third quarter of 1999 and the third quarter of 1998 included warrant income of $0 and $134,000, respectively, net of related employee incentives. Warrant income for the nine months ended September 30, 1999 and September 30, 1998 was $230,000 and $497,000, respectively, net of related employee incentives. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Operating Expenses

     The following table sets forth the major components of operating expenses for the quarters indicated.


                                                                      At and for the three month periods ended
                                                            September 30,   June 30,   March 31,    December 31,     September 30,
                                                           -----------------------------------------------------------------------
(Dollars in thousands)                                             1999       1999        1999          1998              1998
----------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                        $ 7,960    $ 7,726     $ 7,169        $ 6,537           $ 6,587
Occupancy and equipment                                            2,685      2,436       2,355          1,908             1,852
Telephone, postage and supplies                                      586        580         593            578               474
Professional services and legal costs                                551        496         575            689               537
Marketing and promotion                                              398        410         407            876               409
Client services                                                      280        244         261            142               128
Directors' fees                                                      138        178         165            192               175
FDIC insurance and regulatory assessments                            138        103         100             92                93
Expenses on other real estate owned                                   30         15          21             (6)               43
Other                                                              1,223      1,211       1,045          1,307             1,032
                                                           -----------------------------------------------------------------------
    Total operating expenses, excluding nonrecurring costs        13,989     13,399      12,691         12,315            11,330
Merger costs                                                           -      3,965           -              -               537
Contribution to GBB Foundation                                         -        323           -            448               192
                                                           -----------------------------------------------------------------------
    Total operating expenses                                     $13,989    $17,687     $12,691        $12,763           $12,059
                                                           =======================================================================
Efficiency ratio, excluding trust                                  46.89%     67.52%      53.65%         55.38%            55.64%
Efficiency ratio, excluding trust and nonrecurring costs           46.89%     50.41%      53.65%         53.35%            52.07%
Total operating expenses to average assets*                         2.54%      3.46%       2.83%          2.92%             2.88%
Total operating expenses to average assets, before
  nonrecurring costs*                                               2.54%      2.62%       2.83%          2.82%             2.70%

*Annualized


     Operating expenses totaled $14.0 million for the third quarter of 1999, compared to $12.1 million for the third quarter of 1998. The ratio of operating expenses to average assets was 2.54% for the third quarter of 1999 and 2.88% for the third quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio, excluding trust and nonrecurring costs, for the third quarter of 1999 was 50.28%, compared to 52.07% for the third quarter of 1998.

     As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. For the third quarter of 1999, average assets increased 33.6% from the third quarter of 1998, while operating expenses, excluding nonrecurring cost, increased only 23.5%.

     Compensation and benefits expenses increased for the third quarter of 1999 to $8.0 million, compared to $6.6 million for the third quarter of 1998. The increase in compensation and benefits is due primarily to the addition of personnel to accommodate the growth of the Company.

     The increase in occupancy and equipment; telephone, postage, and supplies; marketing and promotion; and client service expense was related to the Company's growth.

Income Taxes

     The Company's effective income tax rate for the third quarter of 1999 was 36.8%, compared to 32.5% in the third quarter of 1998. The effective rates were lower than the statutory rate of 41.2% due to tax-exempt income on municipal securities, state enterprise zone credits and the preferential tax treatment of the donation of appreciated warrants to the Foundation. These were partially offset by the impact of merger and other related nonrecurring costs.


FINANCIAL CONDITION

     Total assets increased 42.0% on an annualized basis to $2.3 billion at September 30, 1999, compared to $1.7 billion at December 31, 1998. The increase in the third quarter of 1999 was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

     Total gross loans increased 44.0%, on an annualized basis, to $1.5 billion at September 30, 1999, compared to $1.1 billion at December 31, 1998. The increase in the loan volume during the first nine months of 1999 was primarily due to an improving economy in the Company's market areas coupled with the business development efforts of the Company's relationship managers.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                      September 30,                    December 31,
                                                           1999                            1998
                                                 ---------------------------------------------------------------
(Dollars in thousands)                                     Amount            %             Amount            %
----------------------------------------------------------------------------------------------------------------
Commercial                                              $  687,402          47.3%       $  483,668          44.3%
Real estate construction and land                          287,761          19.8           215,274          19.7
Real estate term                                           413,536          28.4           332,478          30.4
Consumer and other                                         100,851           6.9            88,458           8.1
                                                 ---------------------------------------------------------------
              Total loans, gross                         1,489,550         102.4         1,119,878         102.5
Deferred fees and discounts, net                            (5,531)         -0.4            (3,896)         -0.4
                                                 ---------------------------------------------------------------
              Total loans, net of deferred fees          1,484,019         102.0         1,115,982         102.1
Allowance for loan losses                                  (29,680)         -2.0           (23,379)         -2.1
                                                 ---------------------------------------------------------------
               Total loans, net                         $1,454,339         100.0%       $1,092,603         100.0%
                                                 ===============================================================


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                 September 30,       June 30,         March 31,    December 31,       September 30,
                                                 ----------------------------------------------------------------------------------
(Dollars in thousands)                                1999            1999              1999          1998                1998
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans
   Nonaccrual loans                              $     5,884         $  3,375         $   2,992    $    2,003         $      3,061
   Accruing loans past due 90 days or more                 -                -                 -             -                    -
   Restructured loans                                  1,023              565               482           327                  377
                                                 ----------------------------------------------------------------------------------
        Total nonperforming loans                      6,907            3,940             3,474         2,330                3,438
Other real estate owned                                  515              595               620           966                  905
                                                 ----------------------------------------------------------------------------------
        Total nonperforming assets               $     7,422         $  4,535         $   4,094    $    3,296         $      4,343
                                                 ==================================================================================

   Nonperforming assets to total loans
     and other real estate owned                        0.50%            0.31%             0.33%         0.30%                0.45%


     At September 30, 1999, the Company had $5.9 million in nonaccrual loans. Interest income foregone on nonaccrual loans outstanding totaled $131,000 and $86,000 for the three months ended September 30, 1999 and 1998, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At September 30, 1999, OREO acquired through foreclosure had a carrying value of $515,000, compared to $966,000 at December 31, 1998.

     The Company had $1.0 million and $327,000 of restructured loans as of September 30, 1999 and December 31, 1998, respectively. There were no principal reduction concessions allowed on restructured loans during the third quarter of 1999 or 1998. Interest income from restructured loans totaled $26,000 and $7,000 for the three months ended September 30, 1999 and 1998, respectively. Foregone interest income, which totaled $0 and $0 for the three months ended September 30, 1999 and 1998, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

     The Company has three classifications for problem loans: "substandard," "doubtful" and "loss." Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified as "loss" is considered uncollectible and its continuance as an asset is not warranted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the classified assets at the dates indicated.

                                                       September 30,     June 30,       March 31,    December 31,    September 30,
                                                      ----------------------------------------------------------------------------
(Dollars in thousands)                                      1999           1999           1999           1998            1998
----------------------------------------------------------------------------------------------------------------------------------
Substandard                                                $24,422         $22,207       $15,284      $12,515           $12,949
Doubtful                                                     2,126           1,132         1,019        1,188             1,266
Loss                                                             -               -             -            -                 -
Other real estate owned                                        515             595           620          966               905
                                                      ----------------------------------------------------------------------------
     Classified assets                                     $27,063         $23,934       $16,923      $14,669           $15,120
                                                      ----------------------------------------------------------------------------

Classified assets to total loans and other real               1.82%           1.77%         1.34%        1.31%             1.57%
   estate owned
Allowance for loan losses to total classified assets        109.67%         108.99%       142.09%      159.38%           144.59%


     With the exception of these classified assets, management was not aware of any loans outstanding as of September 30, 1999 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

     In the second quarter of 1999, the Company classified four additional loans as substandard even though they were performing. It is the Company's policy to be proactive in its loan grading system. These loans are considered to be well collateralized and we anticipate that they will continue to remain performing.

Allowance For Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the Company's loan portfolio. See "Provision for Loan Losses" herein. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the quarters indicated.

                                                                              At and for the three month periods ended
                                                               September 30,  June 30,    March 31,    December 31,   September 30,
                                                               --------------------------------------------------------------------
(Dollars in thousands)                                              1999       1999         1999          1998            1998
-----------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                                     $1,484,019   $1,351,462  $1,258,925   $1,115,982        $962,203
Average loans outstanding                                        $1,418,395   $1,318,899  $1,184,161   $1,012,950        $929,687
Allowance for loan losses:
Balance at beginning of period                                   $   26,086   $   24,046  $   23,379   $   21,862        $ 19,758
Charge-offs:
           Commercial                                                  (592)        (200)       (224)         (53)            (52)
           Real estate construction and land                              -            -           -            -               -
           Real estate term                                               -            -           -            -               -
           Consumer and other                                           (75)         (42)        (64)        (455)            (27)
                                                               --------------------------------------------------------------------
                 Total charge-offs                                     (667)        (242)       (288)        (508)            (79)
                                                               --------------------------------------------------------------------

Recoveries:
           Commercial                                                   700          195          21           38             156
           Real estate construction and land                              -            -           -            -               -
           Real estate term                                               -            -           -            -               -
           Consumer and other                                            43            4          13           46              33
                                                               --------------------------------------------------------------------
                 Total recoveries                                       743          199          34           84             189
                                                               --------------------------------------------------------------------
            Net (charge-offs)/recoveries                                 76          (43)       (254)        (424)            110
Provision charged to income (1)                                       3,518        2,083         921        1,941           1,994
                                                               --------------------------------------------------------------------
Balance at end of period                                         $   29,680   $   26,086  $   24,046   $   23,379        $ 21,862
                                                               ====================================================================

Quarterly net (charge-offs)/recoveries to average
   loans outstanding during the period, annualized                    -0.02%        0.01%       0.09%        0.17%          -0.05%
Year to date net (charge-offs)/recoveries to
   average loans outstanding during the period, annualized             0.02%        0.05%       0.09%        0.04%          -0.02%
Allowance as a percentage of average loans outstanding                 2.09%        1.98%       2.03%        2.31%           2.35%
Allowance as a percentage of period end loans outstanding              2.00%        1.93%       1.91%        2.09%           2.27%
Allowance as a percentage of non-performing loans                    429.71%      662.08%     692.17%    1,003.39%         635.89%

_______________________

(1) Includes $447,000 in second quarter of 1999 and $113,000 in the third quarter of 1998 to conform practices to the Company's reserve methodologies, which is included in mergers and related nonrecurring costs.


     As discussed in "Provision for Loan Losses", management considers various factors in establishing an appropriate allowance for loan losses. Although management believes that the allowance for loan losses is adequate to provide for both potential losses and estimated inherent losses in the portfolio, future provisions will be subject to continuing evaluations of the inherent risk in the portfolio and if the economy declines or asset quality deteriorates, additional provisions could be required.

     At September 30, 1999, the allowance for loan losses was $29.7 million, consisting of a $21.4 million allocated allowance and a $8.3 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed at September 30, 1999:

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

     The Company recorded provisions in 1999 to bring the allowance for credit losses to a level deemed appropriate by management based upon management's application of the loan loss allowance methodology discussed above. In particular, in the assessment as of September 30, 1999, management focused on factors affecting elements of the high technology sector and the impact of foreign economic forces upon that sector, including seasoning of the loan portfolio coupled with growth in loan volumes and the strength and duration of the current business cycle coupled with existing general economic and business conditions affecting our key lending areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Cash Flow

     The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrow overnight federal funds. In 1997, the Company issued $20.0 million in Trust Preferred Securities ("TPS") to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million. Under applicable regulatory guidelines, $41.4 million of the TPS qualifies as Tier I capital, and the remaining portion qualifies as Tier 2 capital. As the Company's shareholders' equity increases, the amount of the additional TPS that will count as Tier I capital will increase.

     Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At September 30, 1999, the Banks had approximately $45.3 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of September 30, 1999, Greater Bay did not have any material commitments for capital expenditures.

     Net cash provided by operating activities, consisting primarily of net income and increases in interest payable and other liabilities, totaled $23.9 million and $17.1 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used for investing activities totaled $439.8 million and $336.4 million for the nine months ended September 30, 1999 and 1998, respectivley. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the nine months ended September 30, 1999 net cash provided by financing activities was $527.6 million, compared to $330.7 million for the nine months ended September 30, 1999. Historically, the primary financing activity of the Company has been through deposits. For the nine months ended September 30, 1999 and 1998, deposit gathering activities generated cash of $553.8 million and $242.4 million, respectively. This represents a total of 105% and 73.3% of the financing cash flows for the nine months ended September 30, 1999 and 1998, respectively.

Capital Resources

     Shareholders' equity at September 30, 1999 increased to $120.0 million from $107.0 million at December 31, 1998. Greater Bay paid dividends of $0.36 and $0.39 per share during the nine months ended September 30, 1999 and the twelve months ended December 31, 1998, respectively.

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

     At September 30, 1999, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at September 30, 1999 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.


                                              Tier 1            Total
                             Leverage       Risk-Based        Risk-Based
                              Ratio       Capital Ratio     Capital Ratio
                              -----       -------------     -------------
     Company                   7.56%              8.80%            10.52%
     Well-capitalized          5.00%              6.00%            10.00%
     Adequately capitalized    4.00%              4.00%             8.00%

     In addition, at September 30, 1999, each of the Banks had levels of capital that exceeded the well-capitalized guidelines.

     The Company anticipates that the economic and business conditions in its market areas will remain strong resulting in continued growth in earnings and deposits. To support this continuing growth or future acquisition opportunities, the Company may raise additional capital through the sale of either debt or equity securities in order for the Company and each of the Banks to remain well-capitalized under applicable regulations.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in NPV for these rate shock levels as of September 30, 1999. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.

(Dollars in thousands)
                                                         Projected Change
Change in                                       ------------------------------
Interest Rates                           NPV         Dollars          Percentage
--------------------------------------------------------------------------------
100 basis point rise                    $369,050     $  8,377            2.27%
Base scenario                            360,871            -               -
100 basis point decline                  347,458     $(12,925)          (3.72)%

     The preceding table indicates that at September 30, 1999, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to increase.

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

     The following table shows interest sensitivity gaps for different intervals as of September 30, 1999.


                             Immediate or      2 Days to    7 Months to      1 Year to      4 Years to    More than
                                One Day        6 Months     12 Months        3 Years         5 Years       5 Years
                          ---------------------------------------------------------------------------------------------
Assets                                                      (Dollars in thousands)
     Cash and Due              $      823      $       -    $        -       $      -        $      -       $      -
     Federal Funds Sold           183,800              -             -              -               -              -
     Investment Securities              -         65,834        20,085         87,397          49,748        228,841
     Loans                        774,228        416,339        33,469         91,055          63,993        110,466
     Allowance for Loan                 -              -             -              -               -              -
     Losses/Unearned Fees
     Other Assets                       -              -             -              -               -              -
                          ---------------------------------------------------------------------------------------------
          Total Assets         $  958,851      $ 482,173    $   53,554       $178,452        $113,741       $339,307
                          =============================================================================================

  Liabilities and Equity
     Deposits                  $1,242,115      $ 363,300    $   43,950       $  7,383        $    660       $     27
     Other Borrowings                   -         15,751        32,702              -           2,000          1,547
     Trust Preferred                    -              -             -              -               -         50,000
     Securities
     Other Liabilities                  -              -             -              -               -              -
     Shareholders Equity                -              -             -              -               -              -
                          ---------------------------------------------------------------------------------------------
           Total               $1,242,115      $ 379,051    $   76,652       $  7,383        $  2,660       $ 51,574
           Liab/Equity
                          =============================================================================================

 Gap                           $ (283,264)     $ 103,122    $  (23,098)      $171,069        $111,081       $287,733
 Cumulative Gap                $ (283,264)     $(180,142)   $ (203,240)      $(32,171)       $ 78,910       $366,643
 Cumulative Gap/Total               -12.4%          -7.9%         -8.9%          -1.4%            3.5%          16.1%
  Assets


                                        Total Rate            Non-Rate
                                        Sensitive             Sensitive                Total
                          ---------------------------------------------------------------------
Assets                                               (Dollars in thousands)
     Cash and Due                     $      823             $  98,040              $   98,863
     Federal Funds Sold                  183,300                     -                 183,300
     Investment Securities               451,905                (8,322)                443,583
     Loans                             1,489,550                     -               1,489,550
     Allowance for Loan                        -               (35,211)                (35,211)
     Losses/Unearned Fees
     Other Assets                              -               103,302                 103,302
                          ---------------------------------------------------------------------
          Total Assets                $2,126,078             $ 157,809              $2,283,887
                          =====================================================================

  Liabilities and Equity
     Deposits                         $1,657,435             $ 375,302              $2,032,737
     Other Borrowings                     52,000                     -                  52,000
     Trust Preferred                      50,000                     -                  50,000
     Securities
     Other Liabilities                         -                29,112                  29,112
     Shareholders Equity                       -               120,038                 120,038
                          ---------------------------------------------------------------------
           Total                      $1,759,435             $ 524,452              $2,283,887
           Liab/Equity
                          =====================================================================

 Gap                                  $  366,643             $(366,643)             $        -
 Cumulative Gap                       $  733,286             $       -              $        -
 Cumulative Gap/Total                       32.1%                    -                       -
  Assets

     The foregoing table indicates that the Company had a one year gap of $(203.2) million, or -8.9% of total assets, at September 30, 1999. In theory, this would indicate that at September 30, 1999, $203.2 million more in liabilities than assets would reprice if there was a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a higher net interest margin. Conversely, if interest rates decreased, the gap may result in decreases net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of September 30, 1999, the analysis indicates that the Company's net interest income would increase a maximum of 14.37% if rates rose 200 basis points immediately and would decrease a maximum of 14.08% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest- bearing liabilities. The Company has revised the assumptions used in performing this analysis following a detailed review of its ALCO pricing history. As a result, the anticipated impact of interest rate changes on the Company's net interest income has increased since December 31, 1998.

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

     The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was completed in mid-1998. The second phase was to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. This phase was completed in 1998. Testing and implementation was completed during the first half of 1999. This testing indicating that the Company's core banking systems are ready for the year 2000 date change.

     The Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing and does not operate any proprietary programs which are critical to the Company's operations. Thus, the focus of the Company is to monitor the progress of its primary software providers towards compliance with year 2000 issues and to test actual data of the Company in simulated processing of future sensitive dates.

     As well as evaluating its own internal operating systems, the Company has also initiated discussions with its major customers and suppliers as to their ability to meet year 2000 requirements. The Year 2000 Project Team previously has identified and sought information from significant third party suppliers regarding their year 2000 compliance. Suppliers providing system interdependencies also have been identified, and testing with such suppliers has occurred during this phase of the project. The Year 2000 Project Team continues to work with all targeted suppliers to determine their year 2000 status. As of this time, the Year 2000 Project Team has not identified any significant issues with the identified suppliers.

     The Company also has identified customers who have a material relationship with the Company and requested such customers to complete a year 2000 survey, which is used by the Company to assess the overall risk to the Company resulting from such customers' year 2000 compliance.

     Costs to Address the Year 2000 Issue

     The Company has budgeted an anticipated total expenditure of $300,000 in 1999 to ensure that its systems are ready for processing information in the year 2000. The Company estimates that it has incurred out-of-pocket expenses of approximately $206,000 and $146,000 in the nine months ended September 30, 1999 and the year ended December 31, 1998 in connection with year 2000 issues. In addition, the Company has incurred certain costs relating to reallocation of internal resources to address year 2000 issues. The Company expects that the cost of remedial action for its noncompliant year 2000 systems will not be material.

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

Recent Events

     Mt. Diablo Bancshares Merger

     On September 15, 1999 the Company and Mt. Diablo Bancshares, the parent of Mt. Diablo National Bank, signed a definitive agreement for a merger between the two companies. The agreement provides for Mt. Diablo Bancshares' shareholders to receive approximately 1,500,000 shares of Greater Bay stock, subject certain adjustments based on changes in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of Mt. Diablo Bancshares will own approximately 9.5% of the combined company. The transaction is expected to be completed in the first quarter of 2000, subject to Mt. Diablo Bancshares' shareholders and regulatory approvals. As of September 30, 1999, Mt. Diablo Bancshares had $205.6 million in assets, $190.2 million in deposits, and $11.8 million in shareholders' equity. Mt. Diablo National Bank has banking offices in Danville, Pleasanton and Lafayette, California. The combined Company, on a pro-forma basis after giving effect to the merger of Mt. Diablo Bancshares and Bay Commercial Services, would have had total assets of approximately $2.6 billion and equity of over $145.3 million at September 30, 1999.

     Management believes that significant opportunities exist to enhance the spectrum of financial services offered to both existing and future clients of Mt. Diablo Bancshares while also increasing market penetration in the East Bay market areas.

     Venture Banking Group Warrant Position

     The Venture Banking Group has a net warrant position of 142,000 shares of Cerent Corporation, which Cisco Systems Inc. recently agreed to acquire for 100,000,000 Cisco shares. Greater Bay Bancorp estimates that its ownership position in Cerent will equate to an ownership interest of approximately 200,000 shares of Cisco stock when the merger is consummated.

     The Company cannot give any assurance that the transaction will be consummated or what value will ultimately be realized from this investment. In view of these uncertainties, as well as the uncertainty concerning whether the Company will contribute all or a portion of the warrant appreciation to the Greater Bay Bancorp Foundation as it has done in the past, the Company cannot predict the impact the consummation of this acquisition will ultimately have on the Company's net income or equity base in future periods.

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

(a) Exhibits

EXHIBIT
 NO.                                   EXHIBITS
-------                                --------

2 Agreement and Plan of Reorganization, dated September 15, 1999, between Greater Bay Bancorp and Mt. Diablo Bancshares (incorporated by reference to Exhibit 2 from Registrant's Current Report on Form 8-K dated September 21, 1999).
11     Statement re Computation of Earnings Per Share.
27     Financial Data Schedule.

--------
(b) Reports on Form 8-K

     During the quarter ended September 30, 1999, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated July 1, 1999 reporting under Items 5 and 7 (containing supplemental consolidated financial statements reflecting the merger with Bay Area Bancshares); (2) Form 8-K/A dated July 16, 1999 reporting under Items 5 and 7 (refiling a corrected auditors' consent relating to the previous 8-K); (3) Form 8-K dated August 4, 1999 reporting under Items 5 and 7 (second quarter earnings, year 2000 readiness and grant of delegated authority by U.S. Export Import Bank); and (4) Form 8-K dated September 21, 1999 reporting under Items 5 and 7 (reporting signing of merger agreement with Mt. Diablo Bancshares).

                                   SIGNITURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By:

/s/ Steven C. Smith
-------------------
Steven C. Smith
  Executive Vice President, Chief Administrative Officer and
  Chief Financial Officer



Date: November 15, 1999