Form 10-K405
period 1999-12-31
GREATER BAY BANCORP
filed 2000-01-31
CIK 775473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark one)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
           For the fiscal year ended December 31, 1999
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
           For the transition period from                    to
                                          -----------------    ----------------.

                           Commission File No. 0-25034

                               GREATER BAY BANCORP
             (Exact name of registrant as specified in its charter)

                   California                               77-0387041
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on January 24, 2000, as reported on the Nasdaq National Market System, was approximately $460,826,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of January 24, 2000, 12,837,382 shares of the Registrant's Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE: PART OF FORM 10K INTO WHICH INCORPORATED:
----------------------------------  -----------------------------------------

Definitive Proxy Statement for Annual                   Part III
Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 1999

                                     PART I

     Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as the "Company" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, "Greater Bay" when referring only to the parent company and "the Banks" when referring only to Greater Bay's banking subsidiaries, Bay Area Bank, Bay Bank of Commerce, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank and Peninsula Bank of Commerce) operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results of Operations".


ITEM 1. BUSINESS.


Greater Bay Bancorp

     Greater Bay is a bank holding company operating Bay Area Bank ("BAB"), Bay Bank of Commerce ("BBC"), Cupertino National Bank ("CNB"), Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank ("MPB") and Peninsula Bank of Commerce ("PBC"). The Company also owns GBB Capital I and GBB Capital II, both of which are Delaware statutory business trusts, which were formed for the exclusive purpose of issuing and selling Trust Preferred Securities ("TPS"). Greater Bay also includes the following operating divisions: Greater Bay Bank Contra Costa Region ("CCR"), Greater Bay Bank Fremont Region ("FR"), Greater Bay Bank Santa Clara Valley Commercial Banking Group ("SCVG"), Greater Bay Bank SBA Lending Group ("SBA Group"), Greater Bay Corporate Finance Group ("CFG"), Greater Bay International Banking Division ("IBD"), Greater Bay Trust Company ("GBTC"), Pacific Business Funding ("PBF") and Venture Banking Group ("VBG"). The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout Silicon Valley, the San Francisco Peninsula and the East Bay Region, with eighteen offices located in Cupertino, Fremont, Hayward, Millbrae, Palo Alto, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara and Walnut Creek. At December 31, 1999, the Company had total assets of $2.6 billion, total net loans of $1.7 billion and total deposits of $2.3 billion.

History

     Greater Bay became a multi-bank holding company as the result of the merger (the "1996 Merger"), effective November 27, 1996, of Cupertino National Bancorp ("Cupertino") and Mid-Peninsula Bancorp ("Mid-Peninsula"). Mid-Peninsula was incorporated as a California Corporation on November 14, 1984 under the name San Mateo County Bancorp as the bank holding company of WestCal National Bank. In 1994, WestCal National Bank was merged into MPB, which commenced operations in October 1987. Concurrently San Mateo County Bancorp changed its name to Mid-Peninsula Bancorp. The name was then changed to Greater Bay Bancorp as a result of the 1996 Merger. Upon consummation of the 1996 Merger, CNB became a wholly-owned subsidiary of Greater Bay. CNB commenced operations in May 1985.

     Greater Bay has continued to expand its presence within its market area by affiliating with other quality banking organizations, and select niche financial services companies. In addition the Company has been successful in opening key regional bank locations to respond to market and client demands, while also selectively opening key new businesses that expand the Company's product offerings.

     The following provides a chronological listing of the Company has completed since November 27, 1996:

                                                                                                   Year
                                                                                                   Commenced
Date of Merger          Entity                        Former Bank Holding Company                  Operations
-------------------------------------------------------------------------------------------------------------
December 23, 1997       PBC                           none                                           1981
May 8, 1998             Golden Gate                   Pacific Rim Bancorporation ("PRB")             1976
August 31, 1998         Pacific Business              n/a                                            1995
                        Funding Corporation/1/
May 21, 1999            BAB                           Bay Area Bancshares                            1979
October 15, 1999        BBC                           Bay Commercial Services ("BCS")                1981

/1/ Pacific Business Funding Corporation ("PBFC") was an asset-based lending and factoring company which now operates as a division of CNB and conducts business under the name PBF.

     These mergers were all accounted for as a pooling-of-interests and, accordingly, all of the financial information of the Company for the periods prior to the mergers had been restated as if the mergers has occurred at the beginning of the earliest reporting period presented.

     On March 3, 1997, GBB Capital I, a statutory business trust, was formed for the exclusive purpose of issuing and selling TPS and using the proceeds from the sale of the TPS to acquire Junior Subordinated Debentures issued by Greater Bay. On May 18, 1998 GBB Capital II, a statutory business trust, was formed for the exclusive purpose of issuing and selling additional TPS.

Company Goals:

     The Company strives to achieve seven primary goals. These goals include:

    . Developing a greater banking presence throughout the San Francisco Bay Area and other selected markets primarily in Northern California by increasing the number of banking offices available to clients;

     Since November 1996, the Company also commenced new business initiatives, including CCR, CFG, FR, SCVG and IBD.

    . Reaching a critical mass in the Company's market areas to meet the competitive challenges of the banking and financial services industries;

    . Maximizing the utilization of capital by increasing the float and marketability of its common stock and, by virtue of its larger size, obtaining access to lower cost capital;

    . Realizing operating efficiencies through the acquisition of banking and financial services companies under a holding company umbrella;

    . Generating increased loan and fee income as a result of the higher lending limits available to the combined entity;

    . Leveraging marketing expense to improve the return on the combined entity's marketing investment; and

    . Enabling banking and financial services subsidiaries to cross-sell services.

    Super Community Banking Philosophy

    In order to meet the demands of the increasingly competitive banking and financial services industries, we have adopted a business philosophy referred to as the "Super Community Banking Philosophy". Our Super Community Banking Philosophy is based on our belief that banking clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients' financial needs and the flexibility to deliver customized solutions through our menu of products and services. We also believe that banks who affiliate with Greater Bay and implement our Super Community Banking Philosophy are better able to build successful client relationships as the holding company provides cost effective administrative support services while promoting bank autonomy and flexibility in serving client needs.

    To implement this philosophy, we operate each of our banking subsidiaries by retaining their independent names and separate Boards of Directors. Our banking subsidiaries have established strong reputations and client followings in their market areas through attention to client service and an understanding of client needs.

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

    While client service decisions and day-to-day operations are maintained at the Banks, Greater Bay offers the advantages of affiliation with a multi-bank holding company by providing expanded client support services, such as increased client lending capacity, business cash management and international trade finance services. In addition, Greater Bay provides centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions. All of these centralized services are designed to enhance the ability of the relationship manager to expand their client relationship base.

    Corporate Growth Strategy

    The Company's primary goal is to become the preeminent independent financial services company in Northern California. The Company's primary business strategy is to focus on increasing its market share within the communities it serves through continued internal growth. The Company also pursues opportunities to expand its market share through select acquisitions that management believes complement the Company's businesses. Management pursues acquisition opportunities in contiguous and infill market areas. Consistent with the Company's operating philosophy and growth strategy, Greater Bay regularly evaluates opportunities to acquire banks and other financial services companies that complement the Company's existing business, expand its market coverage and share and enhance its client product offerings.

Recent Events

    On January 31, 2000, Mt. Diablo Bancshares ("MD Bancshares") the former holding company of Mt. Diablo National Bank ("MDNB"), merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of MD Bancshares were converted into an aggregate of 1,395,499 shares of Greater Bay's stock. The stock was issued to MD Bancshares' shareholders in a tax-free exchange accounted for as a pooling-of-interests. As of December 31, 1999, MD Bancshares has $220.5 million in assets, $205.5 million in deposits and $12.8 million in shareholders' equity. MDNB has offices located in Danville, Pleasanton and Lafayette, California.

    On December 14, 1999, Greater Bay and Coast Bancorp, the holding company of Coast Commercial Bank ("CCB"), a California state chartered bank, signed a definitive agreement for a merger between the two companies. The agreement provides for Coast Bancorp shareholders to receive approximately 3,105,000 shares of Greater Bay stock, subject to certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed early in the second quarter of 2000, subject to regulatory and shareholder approvals. As of December 31, 1999, Coast Bancorp had $370.0 million in assets, $300.6 million in deposits and $33.0 million in shareholders' equity. CCB's offices are located in Aptos, Capitola, Santa Cruz, Scotts Valley and Watsonville, California.

    On January 26, 2000, Greater Bay, Bank of Santa Clara ("BSC") and GBB Merger Corp. signed a definitive agreement for a merger between BSC and GBB Merger Corp., as a result of which BSC will become a wholly owned subsidiary of Greater Bay. The agreement provides for BSC shareholders to receive approximately 2,017,000 shares of Greater Bay stock, subject to certain adjustments based on movements in Greater Bay's stock price in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed late in the second quarter of 2000, subject to regulatory and shareholder approvals. As of December 31, 1999, BSC had $326.9 million in assets, $293.7 million in deposits and $31.4 million in shareholders' equity. BSC has eight offices located in Milpitas, San Jose, Santa Clara and Sunnyvale, California.

    Assuming the acquisitions of MD Bancshares, Coast Bancorp and BSC had been completed as of December 31, 1999, the Company would have had proforma assets of $3.5 billion, deposits of $3.1 billion and $238.0 million of shareholders' equity on a pooled basis.

Greater Bay Bancorp's Family of Companies

    The following provides a summary of all of the affiliated banks and operating divisions of the Company.

Banks

    Bay Area Bank

        BAB presently has one full service regional office. At December 31, 1999, BAB had total assets of $170.2 million, total net loans of $115.4 million and total deposits of $152.6 million.

    Bay Bank of Commerce

        BBC presently has three full service regional offices. At December 31, 1999, BBC had total assets of $143.6 million, total net loans of $100.1 million and total deposits of $130.4 million.

    Cupertino National Bank

        CNB presently has seven locations, including five full service regional offices. At December 31, 1999, CNB had total assets of $1.0 billion, total net loans of $727.6 million and total deposits of $887.1 million.

    Golden Gate Bank

        Golden Gate presently has one full service regional office. On December 31, 1999, Golden Gate had total assets of $205.1 million, total net loans of $104.5 million and total deposits of $191.3 million.

    Mid-Peninsula Bank

        MPB presently has four full service regional offices. On December 31, 1999, MPB had total assets of $820.2 million, total net loans of $508.7 million and total deposits of $705.5 million.

    Peninsula Bank of Commerce

        PBC presently has one full service regional office. On December 31, 1999, PBC had total assets of $256.9 million, total net loans of $158.7 million and total deposits of $234.2 million.

Operating Divisions

    Greater Bay Trust Company

        GBTC provides trust services to support the trust needs of the Banks' business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

    Venture Banking Group

        VBG serves the needs of companies in their start-up and development phase, allowing them to access a banking relationship early in their development. The loans to this target group of clients are generally secured by the accounts receivable, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders.

    Greater Bay Bank SBA Lending Group

        The SBA Group provides loans to smaller businesses on which the Small Business Administration ("SBA") generally provides guarantees between 65% to 80% of the principle loan amount. In 1994, the SBA named CNB's SBA Group a Preferred Lender. The SBA awards Preferred Lender status to lenders who have demonstrated superior ability to generate, underwrite and service loans that the SBA guarantees. This status results in more rapid turnaround of loan applications submitted to the SBA for approval.

    Pacific Business Funding

        PBF is an asset-based lending and factoring division that provides alternative funding and support programs designed to enhance the Company's small business banking services.

    Greater Bay Bank Santa Clara Valley Commerical Banking Group

        SCVG offers a full line of business banking services, catering to the needs of small to medium-sized businesses, professional firms and executives who own and operate their business. The services include a full range of deposit accounts, cash management and credit facilities custom-tailored to meet the specific needs of its clients.

    Greater Bay Corporate Finance Group

        CFG primarily focuses on originating loans to companies that have revenues in excess of $20 million and financing requirements in the range of $5 million to $250 million. CFG participates in syndicated loan transactions and direct sourced transactions where CFG is the lead agent.

    Greater Bay Bank Contra Costa Region and Greater Bay Bank Fremont Region

        The Company believes that the East Bay has a tremendous potential for growth. In order to establish a presence in the East Bay market, the Company formed CCR and FR. Each of these offices offers a full line of business banking services.

International Banking Division

        IBD provides a wide range of financial services to support the international banking needs of the Banks' clients, including identifying certain risks of conducting business abroad and, providing international letters of credit and trade finance services. In 1999, the Export-Import Bank of the United States ("Ex-Im Bank") granted IBD level "A" delegated authority status to provide foreign receivable financing to local exporters. Ex-Im Bank allows "A" level delegated authority lenders to approve working capital loans up to $3.5 million per exporter, and to approve an aggregate total of up to $50 million in loans.

Banking Services

        The Company provides a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

        The Banks offer a wide range of deposit products, including the normal range of personal and business checking and savings accounts, time deposits and individual retirement accounts. The Banks also offer a wide range of specialized services designed to attract and service the needs of clients and include cash management and international trade finance services for business clients, traveler's checks, safe deposit and MasterCard and Visa merchant deposits services.

        The Banks also engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $100.0 million with a primary focus on business clients with borrowing needs between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. The Banks provide interim real estate loans primarily in the Banks' service areas for single-family residences, which typically range between approximately $500,000 and $1.0 million, multi-unit projects, which typically range between approximately $1.5 million and $4.0 million and commercial real estate, primarily owner-occupied, which typically range between $1.5 million to $7.5 million. The Banks also provide medium term commercial real estate loans or credits, typically ranging between $1.0 million and $10.0 million for the financing of commercial or industrial buildings where the owners either use the properties for business purposes or derive income from tenants.


Market Area

        The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in Alameda, Contra Costa, Santa Clara, San Francisco and San Mateo Counties.

        . BAB's primary base of operations is in Redwood City, California and includes central San Mateo County. San Mateo county has a population of approximately 701,000.

        . BBC's primary base of operations is San Leandro, California and extends through Alameda and Southern Contra Costa counties. Alameda County and Contra Costa County have populations of approximately 1,400,000 and 918,000, respectively.

        . CNB's primary base of operations is in Cupertino, California, which is in the center of the geographical area referred to as "Silicon Valley", and CNB's operations extend throughout Santa Clara County. Santa Clara County has a population of approximately 1,641,000.

        . Golden Gate's primary base of operations is centered in the City and County of San Francisco. San Francisco County has a population of approximately 745,000.

        . MPB's primary base of operations is centered in Palo Alto, California and extends north through San Mateo County. MPB has formed operating divisions located in Alameda and Contra Costa Counties.

        . PBC's primary base of operations is centered in Millbrae, California, and includes northern San Mateo County and extends into San Francisco County.

        The commercial base of Alameda, Contra Costa, Santa Clara, San Francisco and San Mateo Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of its geographic concentration, the Company's results depend largely upon economic conditions in these areas. While the economy in the Company's market areas has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services, and accordingly its results of operations. See "Item 1. Business -Factors That May Affect Future Results of Operations."

Lending Activities

        Underwriting and Credit Administration

        The lending activities of each of the Banks is guided by the basic lending policies established by its Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of each bank on a limited basis. Loan requests which exceed individual officer approval limits are approved on a pooled-authority basis up to a maximum limit for each Bank. Loan requests exceeding these limits are submitted to the Company's Officers' Loan Committee, which consists of the President and Chief Executive Officer of Greater Bay, the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of MPB and the Senior Vice President and Chief Credit Officer of Greater Bay. All members of the Officers' Loan Committee are also officers of the individual Banks. Loan requests which exceed the limits of the Company's Officers' Loan Committee are submitted to the Directors' Loan Committee. The Directors' Loan Committee consists of at least one outside director of each of the Banks. Each of these committees meets on a regular basis in order to provide timely responses to the Banks' clients.

        The Company's credit administration function includes an internal review and the regular use of an outside loan review firm. In addition, the Company's Officers' Loan Committee, Chief Administrative Officer/Chief Financial Officer and Controller review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within each Bank's loan portfolio and to recommend general reserve percentages and specific reserve allocations.

        Loan Portfolio

        The composition of the Company's gross loan portfolio at December 31, 1999 was as follows:

        . Approximately 69.3% were commercial loans, including 25.1% which were commercial real estate term loans;

        . Approximately 21.7% were in real estate construction and land loans, which are split evenly between commercial properties and residential projects;

        . Approximately 5.4% were other real estate term loans, primarily secured by residential real estate;

        .  The balance of the portfolio consists of consumer loans.

        The interest rates the Banks charge vary with the degree of risk, size and maturity of the loans. In addition, competition from other financial services companies and analyses of the client's deposit relationship with the Bank and the Bank's cost of funds impact the interest rate charged on loans.

        Commercial Loans. In their commercial loan portfolios, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the VBG, consist primarily of short-term loans (normally with a maturity of under one year) to support business operation. The Banks focus on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. Commerical loans also include those loans made by the CFG.

        Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment, and in some instances, third party guarantees or highly liquid collateral (such as timedeposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Banks' reference rates.

         The VBG provides innovative lending products and other financial services, tailored to the needs of start-up and development-stage companies.
The VBG's typical clients include technology companies, ranging from multimedia, software and telecommunications providers to bio-technology and medical device firms. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. Because these companies are in the start-up or development phase, many of them will not generate any revenues for several years. The Company often receives warrants from these companies as part of the compensation for its services. As of December 31, 1999, the VGB had loans outstanding to start-up and development phase companies of approximately $40 million.

         The CFG specializes in providing commercial loans to small and medium sized, non-investment grade middle market companies. Credit facilities are designed to supplement the borrower's ongoing working capital needs, assist with the purchase of fixed assets or aid in the financing of strategic acquisitions. Loan facilities are typically collateralized by a first priority security interest in all of the borrower's assets and are generally structured based on the value of the borrower's assets or the company's historical cash flow. The CFG sources its own relationships as well as participating in syndicated loan transaction lead by other financial institutions serving the CFG's identified market niche.

         The Company participates in many SBA programs and, through the SBA Group, is a "preferred lender". Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff who are qualified and experienced in this area. As a preferred lender, the Company has the authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings to the customer. The Company utilizes both the 504 program, which is focused toward longer-term financing of buildings, and other long-term assets, and the 7A program which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three- to seven-year term. The Company's collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The Company generally sells the guaranteed portion of its SBA loans in the secondary market.

         Real Estate Construction and Land Loans. The Banks' real estate construction loan activity focuses on providing short-term (generally less than one year maturity) loans to individuals and developers with whom the Banks have established relationships for the construction primarily of single family residences in the Banks' market areas. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically range between approximately $1.5 million and $5.0 million.

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

         The Banks also occasionally make land loans to borrowers who intend to construct a single family residence on the lot generally within twelve months. In addition, the Banks also make commercial real estate construction loans to high net worth clients with adequate liquidity for construction of office and warehouse properties. Such loans are typically secured by first deeds of trust and require guarantees of the borrower.

         Real Estate Term Loans. The Banks provide medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes ("owner-user properties") or derives income from tenants ("investment properties"). The Company's loan policies require the principal balance of the loan, generally between $400,000 and $15.0 million, to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20-25 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

         Consumer and Other Loans. The Banks' consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, and home improvement loans and lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one-to-five year maturity), while the equity lines of credit and home improvement loans are generally floating rate and are reviewed for renewal on an annual basis. The Banks also have a minimal portfolio of credit card loans, issued as an additional service to its clients.

Deposits

         The Banks obtain deposits primarily from small and medium-sized businesses, business executives, professionals and other individuals. Each of the Banks offers the usual and customary range of depository products that commercial banks provide to customers. The Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on the business of the Company or any of the Banks. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

         CNB has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 8.2% of its trust assets under management in liquid funds that are retained in CNB money market demand accounts. At December 31, 1999, these funds totaled $57.1 million. The VBG is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in CNB as part of the banking relationship. At December 31, 1999, clients of the VBG had $322.8 million in deposits at CNB.

         PBC holds $111.1 million from a single depositor (the "Special Deposit"). Due to the uncertainty of the time the Special Deposit will remain with PBC, management has invested a significant portion of the proceeds from this deposit in agency securities with maturities of less than 90 days.

Trust Services

         The GBTC, which is a division of CNB, offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Greater Bay Trust Company acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and nonprofit organizations. Total assets under management by the GBTC were $697.4 million at December 31, 1999, compared to $649.3 million at December 31, 1998, and $577.7 million at December 31, 1997.

Competition

         The banking and financial services industry in California generally, and in the Banks' market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Banks. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business - Supervision and Regulation - Financial Services Modernization Legislation."

         In order to compete with the other financial services providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. In those instances where the Banks are unable to accommodate a customer's needs, the Banks may arrange for those services to be provided by their correspondents. The Banks have eighteen offices located in Alameda, Contra Costa, Santa Clara, San Francisco and San Mateo Counties in California.
Neither the deposits nor loans of the offices of the Banks exceed 1% of all financial services companies located in the counties in which the Banks operate.

Economic Conditions, Government Policies, Legislation, and Regulation

         The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Banks on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Banks on their interest-earning assets, such as loans extended to their clients and securities held in their investment portfolios, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of Greater Bay and the Banks, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Greater Bay and the Banks cannot be predicted.

         The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Greater Bay and the Banks of any future changes in monetary and fiscal policies cannot be predicted.

         From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "Item 1. Business - Supervision and Regulation."

Employees

         At December 31, 1999, the Company had 430 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Supervision and Regulation

         General

         Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of Greater Bay. Set forth below is a summary description of the material laws and regulations which relate to the operations of Greater Bay and the Banks. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

         Under the BHCA and regulations adopted by the Federal Reserve, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, Greater Bay is required by the Federal Reserve to maintain certain levels of capital. See "--Capital Standards."

         Greater Bay is required to obtain the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve is also required for the merger or consolidation of Greater Bay and another bank holding company.

         Greater Bay is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, Greater Bay, subject to the prior approval of the Federal Reserve, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

         Greater Bay's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, Greater Bay is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

         The Banks

         CNB, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). BAB, BBC, Golden Gate, MPB, and PBC, as California chartered banks, are subject to primary supervision, periodic examination, and regulation by the California Department of Financial Institutions (the "DFI") and the Federal Deposit Insurance Corporation (the "FDIC"). To a lesser extent, the Banks are also subject to certain regulations promulgated by the Federal Reserve. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter. The DFI has many of the same remedial powers. None of the Banks have been subject to any such actions by their respective regulatory authorities.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Banks are required to maintain certain levels of capital. See "- Capital Standards."

         Financial Services Modernization Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

                  . Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

                  . Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

                  . Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

                  . Provides an enhanced framework for protecting the privacy of consumer information;

                  . Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

                  . Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

                  . Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for Greater Bay to take advantage of the ability to affiliate with other financial services providers, Greater Bay must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, Greater Bay would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of Greater Bay has at least a "satisfactory" CRA rating. See "- The Banks - Community Reinvestment Act and Fair Lending Developments." Greater Bay currently meets the requirements to make an election to become a Financial Holding Company. Greater Bay's management has not determined at this time whether it will seek an election to become a Financial Holding Company. Greater Bay is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Greater Bay and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Greater Bay desires to utilize any of its expanded powers provided in the Financial
Services Modernization Act.

         The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

         A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

         The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, BAB, BBC, Golden Gate, MPB and PBC will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

         Greater Bay and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Greater Bay and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Greater Bay and the Banks.

         Dividends and Other Transfers of Funds

         Dividends from the Banks constitute the principal source of income to Greater Bay. Greater Bay is a legal entity separate and distinct from the Banks. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay by the Banks totaled $50.8 million at December 31, 1999. In addition, the DFI and the Federal Reserve have the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

         The bank regulatory activities also have authority to prohibit the Banks from engaging in activities that, in their respective opinions, constitute unsafe or unsound practices in conducting their business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory activities could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or Greater Bay may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

         The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Greater Bay or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Greater Bay or other affiliates. Such restrictions prevent Greater Bay and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in Greater Bay or to or in any other affiliate are limited, individually, to 10.0% of the respective bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the respective bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Greater Bay and other controlling persons of the Banks. Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law. See "- Prompt Corrective Action and Other Enforcement Mechanisms."

         Capital Standards

         The Federal Reserve, the Comptroller and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

         The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         Prompt Corrective Action and Other Enforcement Mechanisms

         Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, each of the Banks and Greater Bay exceeded the required ratios for classification as "well capitalized."

         An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

         Safety and Soundness Standards

         The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

         Premiums for Deposit Insurance

         The Banks' deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Banks began paying, in addition to their normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

     Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Greater Bay has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     Community Reinvestment Act and Fair Lending Developments

     The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

     A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". Based on examinations conducted in November 1999, MPB was rated outstanding and BAB, CNB, Golden Gate and PBC were rated satisfactory. BBC was examined in 1997 and was rated satisfactory.

     Year 2000 Compliance


     The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the potential year 2000 problem. The federal banking agencies conducted year 2000 compliance examinations to ascertain whether a bank's year 2000 readiness presented an unsafe and unsound banking practice. The Company's core banking systems successfully responded to the century date change. The Company will continue to monitor its major vendors and clients throughout year 2000.

Factors That May Affect Future Results of Operations

     In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

     Failure to successfully execute our growth strategy or to integrate recently acquired subsidiaries could adversely affect our performance.

     Our financial performance and profitability will depend on our ability to execute our corporate growth strategy and manage our recent and possible future growth. Although management believes that it has substantially integrated the business and operations of recently acquired subsidiaries, there can be no assurance that unforeseen issues relating to the assimilation of these subsidiaries will not adversely affect us. In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our Super Community Banking Philosophy, which is described earlier. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

     Changes in market interest rates may adversely affect our performance.

     Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

     Our Bay Area business focus and economic conditions in the Bay Area could adversely affect our operations.

     Our operations are located in Northern California and concentrated primarily in Alameda, Contra Costa, San Francisco, San Mateo and Santa Clara Counties, which includes the area known as the "Silicon Valley". As a result of this geographic concentration, our results depend largely upon economic conditions in these areas. A deterioration in economic conditions in our market areas, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

     We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

     The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

     Competition may adversely affect our performance.

     The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

     If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

     A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.


ITEM 2. PROPERTIES.

        The Company occupies its administrative offices under a lease which, including options to renew, expires in 2002. PBC owns its main office located in Millbrae, California. BBC owns an office space adjacent to its main office located in San Leandro, California. The Company leases seventeen additional offices throughout the San Francisco Bay Area under operating leases. Those leases expire under various dates, including options to renew, through August 2019.

        The Company believes its present facilities are adequate for its present needs but anticipates the need for additional facilities as it continues to grow. The Company believes that, if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3. LEGAL PROCEEDINGS.

        From time to time, the Company is involved in certain legal proceedings arising in the normal course of its business. Management believes that the outcome of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 1999.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        The Company's stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GBBK". The quotations shown reflect the high and low sales prices for the Company's common stock as reported by Nasdaq. The following information is restated to reflect the 2-1 stock split effective as of April 30, 1998.


                                                                                            Cash dividends
For the period indicated                                                High       Low         declared
                                                                      --------   -------    --------------

1999
     Fourth Quarter..............................................      $43.44       $33.81       $ 0.12
     Third Quarter...............................................       36.00        31.88         0.12
     Second Quarter..............................................       33.25        28.25         0.12
     First Quarter...............................................       33.00        27.75         0.12

  1998
     Fourth Quarter..............................................      $35.00       $24.50       $0.095
     Third Quarter...............................................       39.00        23.38        0.095

       Second Quarter..............................................      36.00     28.88     0.095
       First Quarter...............................................      31.38     24.13     0.095

     The company estimates that there were approximately 3,300 shareholders at December 31, 1999.

     On December 22, 1999, Greater Bay completed a private offering of 535,000 shares of restricted common stock to institutional investors. U.S. Bancorp Piper Jaffray, Inc. and Keefe, Bruyette & Woods, Inc. acted as placement agents for the offering. Proceeds from the offering were $19,795,000, less placement agent fees of $834,000. On January 10, 2000, Greater Bay filed a registration statement on Form S-3 (333-94343) to register the shares, which has not yet become effective. Greater Bay intends to use the net proceeds from the offering for general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     Information regarding Selected Consolidated Financial Data appears on page A-1 under the caption "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-2 through A-25 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on page A-22 through A-23 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information regarding Financial Statements and Supplementary Data appears on pages A-26 through A-66 under the caption "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Comprehensive Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company intends to file a definitive proxy statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 1999. Information regarding directors of Greater Bay will appear under the caption "DISCUSSION OF THE PROPOSALS RECOMMENDED BY THE BOARD - Proposal 1: "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS - Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers" and "- Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS - How We Compensate Executive Officers", "- How We Compensate Directors", "- Employment Contracts, Termination of Employment and Change of Control Arrangements", "- Executive Committee's Report on Executive Compensation" , "- Compensation Committee Interlocks and Insider Participation" and "- Performance Graph" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management will appear under the caption "INFORMATION ABOUT GREATER BAY STOCK OWNERSHIP" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions will appear under the caption "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS - Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements

     The following documents are filed as part of this report:

     Consolidated Balance Sheet at December 31, 1999 and 1998.............................   A - 26
     Consolidated Statement of Income for each of the years in the three-year
      period ended December 31, 1999, 1998 and 1997 respectively..........................   A - 27
     Consolidated Statement of Comprehensive Income for each of the years
      in the three-year period ended December 31, 1999, 1998 and 1997 respectively........   A - 28
     Consolidated Statement of Changes in Shareholders' Equity for each of
      years in the three-year period ended December 31, 1999, 1998 and 1997 respectively..   A - 29
     Consolidated Statement of Cash Flows for each of the years in the three-
      year period ended December 31, 1999, 1998 and 1997 respectively.....................   A - 30
     Notes to the Consolidated Financial Statements.......................................   A - 31
     Independent Auditors' Report.........................................................   A - 67


  2. Financial Statement Schedules

     All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

     3. Exhibits

     See Item 14(c) below.

  (b) Reports on Form 8-K

          During the fourth quarter of 1999 the Company filed three reports on Form 8-K as described below.

               On October 19, 1999, the Company filed a report on Form 8-K reporting under Item 5. Other Events (i) the closing of its merger with Bay Commercial Services on October 15, 1999 and (ii) the Company's financial results for the period ended September 30, 1999.

               On December 16, 1999, the Company filed a report on Form 8-K reporting under Item 5. Other Events (i) the signing of a definitive agreement on December 14, 1999 for a merger with Coast Bancorp, (ii) the fourth quarter dividend declaration and (iii) the addition of the Company to the Nasdaq Financial - 100 Index.

               On December 28, 1999, the Company filed a report on Form 8-K reporting under Item 5. Other Events the consummation of a private equity offering on December 22, 1999.

  (c) Exhibits Required by Item 601 of Regulation S-K

          Reference is made to the Exhibit Index on page 22 for exhibits filed as part of this report.

  (d) Additional Financial Statements

          Not applicable.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January, 2000.


                              Greater Bay Bancorp


                                  By   /s/ DAVID L. KALKBRENNER
                                       ---------------------------

                                         David L. Kalkbrenner
                                         President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                          Signature                                          Title                        Date
/s/ DAVID L. KALKBRENNER                                        President, Chief Executive          January 27, 2000
------------------------------------------                      Officer and Director
    David L. Kalkbrenner                                        (Principal Executive
                                                                Officer)


/s/ STEVEN C. SMITH                                             Executive Vice President,           January 27, 2000
------------------------------------------                      Chief Administrative
    Steven C. Smith                                             Officer and Chief
                                                                Financial Officer
                                                                (Principal Financial and
                                                                Accounting
                                                                Officer)

/s/ GEORGE R. COREY                                             Director                            January 27, 2000
------------------------------------------
    George R. Corey

                                                                Director                                      , 2000
------------------------------------------
    John M. Gatto

/s/ JAMES E. JACKSON                                            Director                            January 27, 2000
------------------------------------------
    James E. Jackson

/s/ STANLEY A. KANGAS                                           Director                            January 27, 2000
------------------------------------------
    Stanley A. Kangas

/s/ REX D. LINDSAY                                              Director                            January 27, 2000
------------------------------------------
    Rex D. Lindsay

                          Signature                                          Title                       Date
/s/  GEORGE M. MARCUS                                           Director                           January 27, 2000
------------------------------------------
     George M. Marcus

/s/  DUNCAN L. MATTESON                                         Director                           January 27, 2000
------------------------------------------
     Duncan L. Matteson

/s/  GLEN McLAUGHLIN                                            Director                           January 27, 2000
------------------------------------------
     Glen McLaughlin

/s/  REBECCA Q. MORGAN                                          Director                           January 27, 2000
------------------------------------------
     Rebecca Q. Morgan

/s/  DICK J. RANDALL                                            Director                           January 27, 2000
------------------------------------------
     Dick J. Randall

                                                                Director                                     , 2000
------------------------------------------
     Donald H. Seiler


/s/  WARREN R. THOITS                                           Director                           January 27, 2000
------------------------------------------
     Warren R. Thoits

EXHIBIT INDEX
--------------

EXHIBIT
NO.                                   EXHIBIT
-------                               -------
2.1      Agreement and Plan of Reorganization by and between Greater Bay Bancorp and Coast Bancorp dated December 15, 1999 (1)
3.1      Articles of Incorporation of Greater Bay Bancorp, as amended (2)
3.2      Bylaws of Greater Bay Bancorp, as amended (2)
3.3      Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to
         Exhibit 4.1 hereto)
4.1      Rights Agreement (3)
4.2      Junior Subordinated Indenture dated as of March 31, 1997 between Greater Bay Bancorp and
         Wilmington Trust Company, as Trustee (4)
4.3      Officers' Certificate and Company Order, dated March 31, 1997 (4)
4.4      Certificate of Trust of GBB Capital I (5)
4.5      Trust Agreement of GBB Capital I dated as of February 28, 1997 (5)
4.6.1    Amended and Restated Trust Agreement of GBB Capital I, among Greater Bay Bancorp, Wilmington
         Trust Company and the Administrative Trustees named therein dated as of March 31, 1997 (4)
4.6.2    Successor Administrative Trustee and First Amendment to Amended and Restated Trust
         Agreement (2)
4.7      Trust Preferred Certificate of GBB Capital I (4)
4.8      Common Securities Certificate of GBB Capital I (4)
4.9      Guarantee Agreement between Greater Bay Bancorp and Wilmington Trust Company, dated as of
         March 31, 1997 (4)
4.10     Agreement as to Expenses and Liabilities, dated as of March 31, 1997 (4)
4.11     Form of Subordinated Debentures (6)
4.12     Supplemental Debenture Agreement of Cupertino National Bancorp dated as of November 22,
         1996 (5)
4.13     Supplemental Debenture Agreement dated November 27, 1996 between Cupertino National Bancorp and Mid-Peninsula Bancorp (5)
4.14     Supplemental Debenture Agreement, dated as of March 27, 1997 (4)
4.15     Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (7)
4.16     Form of Exchange Junior Subordinated Debentures (filed as Exhibit A to Exhibit 4.15 hereto)
4.17     Certificate of Trust of GBB Capital II, dated as of May 18, 1998 (7)
4.18     Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington
         Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (7)
4.19     Form of Exchange Capital Security Certificate (filed as Exhibit A-1 to Exhibit 4.5 hereto)
4.20     Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (7)
4.21     Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust
         Company dated as of November 27, 1998 (2)
4.22     Liquidated Damages Agreement among Greater Bay Bancorp, GBB Capital II, and Sandler O'Neill
         and Partners, L.P., dated as of August 7, 1998 (7)
4.23     Registration Rights Agreement between Greater Bay Bancorp and The Leo K.W. Lum PRB Revocable
         Trust dated May 8, 1998 (8)
4.24     Securities Purchase Agreement, dated as of December 21, 1999, between Greater Bay Bancorp and the investors identified therein (9)
4.25     Registration Rights Agreement, dated as of December 22, 1999, between Greater Bay Bancorp and the investors identified therein (9)
10.1     Employment Agreement with David L. Kalkbrenner, dated as of January 1, 1999 (10)(11)
10.2     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
         Greater Bay Bancorp and David L. Kalkbrenner (10)
10.3     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
         Mid-Peninsula Bank and Susan K. Black (10)
10.4     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
         Cupertino National Bank and David R. Hood (10)
10.5     Employee Supplemental Compensation Benefits Agreement, dated as of April 6, 1998, between
         Greater Bay Bancorp and Gregg A. Johnson (10)
10.6     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
         Greater Bay Bancorp and Steven C. Smith (10)

10.7     Greater Bay Bancorp 401(k) Profit Sharing Plan (10)(12)
10.8.1   Greater Bay Bancorp Employee Stock Purchase Plan (10)(13)
10.8.2   Amendment to Greater Bay Bancorp Employee Stock Purchase Plan (10)(12)
10.9     Greater Bay Bancorp Change in Control Pay Plan I (10)(12)
10.10.1  Greater Bay Bancorp Change in Control Pay Plan II (10)(12)
10.10.2  Amendment No. 1 to Greater Bay Bancorp Change in Control Pay Plan II (10)(11)
10.11    Greater Bay Bancorp Termination and Layoff Pay Plan I (10)(12)
10.12.1  Greater Bay Bancorp Termination and Layoff Pay Plan II (10)(12)
10.12.2  Amendment No. 1 to Greater Bay Bancorp Termination and Layoff Pay Plan II (10)(11)
10.13.1  Greater Bay Bancorp 1997 Elective Deferred Compensation Plan (10)(12)
10.13.2  Amendment to Greater Bay Bancorp 1997 Elective Deferred Compensation Plan (2)(10)
10.14    Greater Bay Bancorp 1996 Stock Option Plan, as amended (2)(10)
10.15    Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers (4)
10.15.1  Agreement, dated November 4, 1999, between Greater Bay Bancorp and Wells Fargo Bank, National
         Association
10.15.2  Revolving Line of Credit Note, dated November 4, 1999, given by Greater Bay Bancorp in favor of
         Wells Fargo Bank, National Association
12.1     Statement re Computation of Ratios of Earnings to Fixed Charges
21       Subsidiaries of the Registrant
23.1     Consent of PricewaterhouseCoopers LLP
27.1     Restated Financial Data Schedules for the years ended December 31, 1999 and 1998 (included in electronic filing through EDGAR)
27.2     Restated Financial Data Schedules for the year ended December 31, 1997 (included in electronic filing through EDGAR)
27.3     Restated Financial Data Schedules for the quarters ended December 31, 1999 and September 30, 1999
         (included in electronic filing through EDGAR)
27.4     Restated Financial Data Schedules for the quarters ended June 30, 1999 and March 31, 1999 (included in electronic filing through EDGAR)
27.5     Restated Financial Data Schedules for the quarters ended December 31, 1998 and September 30, 1998
         (included in electronic filing through EDGAR)
27.6     Restated Financial Data Schedules for the quarters ended June 30, 1998 and March 31, 1998
         (included in electronic filing through EDGAR)

------------------

     1.   Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on December 16, 1999.
     2.   Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on February 17, 1999.
     3.   Incorporated by reference from Greater Bay Bancorp's Form 8-A12G filed with the SEC on
          November 25, 1998.
     4.   Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K dated
          June 5, 1997.
     5.   Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-1
          (File No. 333-22783) filed with the SEC on March 5, 1997.
     6.   Incorporated herein by reference from Exhibit 1 of Cupertino National Bancorp's Form 8-K
          (File No. 0-18015) filed with the SEC on October 25, 1995
     7.   Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on August 28, 1998.
     8.   Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on May 20, 1998.
     9.   Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on December 28, 1999.
     10.  Represents executive compensation plans and arrangements of Greater Bay Bancorp.
     11.  Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 4, 1999.
     12.  Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on March 31, 1998.
     13.  Incorporated herein by reference from Greater Bay Bancorp's Proxy Statement for Annual
          Meeting of Shareholders filed with the SEC on May 13, 1997.

SELECTED FINANCIAL INFORMATION

      The following table represents the selected financial information at and for the five years ended December 31, 1999:


                                                                                      Years Ended December 31,
                                                                                   ----------------------------
(Dollars in thousands, except per share amounts)                                        1999            1998*
Statement of Operations Data                                                       ----------------------------

        Interest income                                                             $    175,350     $  134,998
        Interest expense                                                                  71,618         54,659
                                                                                    ----------------------------
              Net interest income                                                        103,732         80,339
        Provision for loan losses                                                         12,249          6,369
                                                                                    ----------------------------
              Net interest income after provision for loan losses                         91,483         73,970
        Other income                                                                      17,319          9,716
        Nonrecurring - warrant income                                                     14,508            945
                                                                                    ----------------------------
              Total other income                                                          31,827         10,661
        Operating expenses                                                                61,159         50,752
        Other expenses - nonrecurring                                                     12,160          1,341
                                                                                    ----------------------------
              Total operating expenses                                                    73,319         52,093
                                                                                    ----------------------------
        Income before income tax expense & merger and other
           related nonrecurring costs                                                     49,991         32,538
        Income tax expense                                                                15,706         10,706
                                                                                    ----------------------------
        Income before merger and other related nonrecurring costs
           and extraordinary items                                                        34,285         21,832
        Merger and other related nonrecurring costs, net of tax                           (6,486)        (1,674)
                                                                                    ---------------------------
              Net income before extraordinary items                                       27,799         20,158
        Extraordinary items                                                                  (88)             -
                                                                                    ----------------------------
        Net income                                                                  $     27,711    $    20,158
                                                                                    ============================
Per Share Data (1)
       Income per share (before merger, nonrecurring, and
       extraordinary items)
             Basic                                                                  $      2.45     $      1.80
             Diluted                                                                       2.32            1.70
       Net income per share
             Basic                                                                  $      2.28     $      1.69
             Diluted                                                                       2.17            1.59
       Cash dividends per share (2)                                                 $      0.48     $      0.38
       Book value per common share                                                  $     12.55     $     10.08
       Shares outstanding at year end                                                12,806,115      11,743,127
       Average common shares outstanding                                             12,146,000      11,927,000
       Average common and common equivalent shares outstanding                       12,794,000      12,683,000

Performance Ratios
       Return on average assets (before merger, nonrecurring and
             extraordinary items)                                                         1.31%           1.28%
       Return on average common shareholders' equity (before merger,
             nonrecurring and extraordinary items)                                       22.62%          19.92%
       Return on average assets                                                           1.22%           1.20%
       Return on average common shareholders' equity                                     21.09%          18.67%
       Net interest margin (3)                                                            4.91%           5.15%

Balance Sheet Data - At Period End
       Assets                                                                       $ 2,624,965       1,882,391
       Loans, net                                                                     1,715,284       1,184,753
       Investment securities                                                            470,105         397,412
       Deposits                                                                       2,300,888       1,602,342
       Subordinated debt                                                                      -           3,000
       Trust Preferred Securities                                                        50,000          50,000
       Common shareholders' equity                                                      160,755         118,436

Asset Quality Ratios
       Nonperforming assets to total loans and OREO                                       0.31%           0.31%
       Nonperforming assets to total assets                                               0.21%           0.20%
       Allowance for loan losses to total loans                                           2.17%           2.01%
       Allowance for loan losses to non-
             performing assets                                                          701.62%         641.87%
       Net charge-offs to average loans                                                   0.10%           0.15%

Regulatory Capital Ratios
       Leverage Ratio                                                                     7.93%           7.97%
       Tier 1 Capital                                                                     9.35%          10.03%
       Total Capital                                                                     10.81%          12.74%



                                                                                        Years Ended December 31,
                                                                       ----------------------------------------------------------
(Dollars in thousands, except per share amounts)                               1997*               1996*               1995*
Statement of Operations Data                                           ----------------------------------------------------------

   Interest income                                                      $   107,020         $    79,110         $    68,023
   Interest expense                                                          39,969              27,375              23,494
                                                                       ----------------------------------------------------------
         Net interest income                                                 67,051              51,735              44,529
   Provision for loan losses                                                  7,078               3,029               1,274
                                                                       ----------------------------------------------------------
         Net interest income after provision for loan losses                 59,973              48,706              43,255
   Other income                                                               8,867               8,432               6,291
   Nonrecurring - warrant income                                              1,162                  92                   -
                                                                       ----------------------------------------------------------
         Total other income                                                  10,029               8,524               6,291
   Operating expenses                                                        43,864              39,978              38,125
   Other expenses - nonrecurring                                                  -                   -                  -
                                                                       ----------------------------------------------------------
         Total operating expenses                                            43,864              39,978              38,125
                                                                       ----------------------------------------------------------
   Income before income tax expense & merger and other
       related nonrecurring costs                                            26,138              17,252              11,421
   Income tax expense                                                         9,371               6,415               4,309
                                                                       ----------------------------------------------------------
   Income before merger and other related nonrecurring
     costs and extraordinay items                                            16,767              10,837               7,112
   Merger and other related nonrecurring costs, net of tax                   (2,282)             (1,991)                  -
                                                                       ----------------------------------------------------------
         Net income before extraordinary items                               14,485               8,846               7,112
   Extraordinary items                                                            -                   -                   -
                                                                       ----------------------------------------------------------
   Net income                                                           $    14,485         $     8,846         $     7,112
                                                                       ==========================================================
Per Share Data (1)
   Income per share (before merger, nonrecurring, and
     extraordinary items)
         Basic                                                          $      1.36         $      0.99         $      0.81
         Diluted                                                               1.28                0.94                0.78
   Net income per share
         Basic                                                          $      1.29         $      0.81         $      0.69
         Diluted                                                               1.21                0.77                0.65
   Cash dividends per share (2)                                         $      0.30         $      0.22         $      0.20
   Book value per common share                                          $      8.64         $      7.81         $      7.35
   Shares outstanding at year end                                        11,396,992          10,921,888          10,521,125
   Average common shares outstanding                                     11,243,000          10,903,000          10,381,000
   Average common and common equivalent shares outstanding               11,939,000          11,490,000          10,860,000

 Performance Ratios
   Return on average assets (before merger, nonrecurring
         and extraordinary items)                                             1.21%               1.07%               1.03%
   Return on average common shareholders' equity (before merger,
         nonrecurring and extraordinary items)                               16.26%              12.10%              11.02%
   Return on average assets                                                   1.15%               0.95%               1.03%
   Return on average common shareholders' equity                             15.42%              10.76%              11.02%
   Net interest margin (3)                                                    5.69%               6.04%               6.98%

Balance Sheet Data - At Period End
   Assets                                                                 1,456,119         $ 1,119,880           $ 846,007
   Loans, net                                                               892,736             702,301             510,529
   Investment securities                                                    261,295             166,383             174,678
   Deposits                                                               1,279,709             997,392             748,335
   Subordinated debt                                                          3,000               3,000               3,000
   Trust Preferred Securities                                                20,000                   -                   -
   Common shareholders' equity                                               98,701              85,533              77,339

Asset Quality Ratios
   Nonperforming assets to total loans and OREO                               0.74%               1.61%               2.05%
   Nonperforming assets to total assets                                       0.47%               1.02%               1.25%
   Allowance for loan losses to total loans                                   2.13%               1.79%               1.80%
   Allowance for loan losses to non-
         performing assets                                                  280.79%             110.01%              86.47%
   Net charge-offs to average loans                                           0.25%               0.07%               0.26%

Regulatory Capital Ratios
   Leverage Ratio                                                             8.04%               7.65%               9.14%
   Tier 1 Capital                                                            10.79%              10.30%              12.60%
   Total Capital                                                             12.30%              11.87%              14.32%


*Restated on a historical basis to reflect the mergers between Greater Bay
 Bancorp and CNB, PBC, PRB (the parent of Golden Gate) PBFC, BA Bancshares (the parent of BAB) and BCS (the parent of BBC) on a pooling-of-interests basis.

(1)  Restated to reflect 2-for-1 stock split effective as of April 30, 1998.

(2) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay.

(3) Net interest margin for 1999, 1998 and 1997 includes the lower spread earned on the PBC Special Deposit (see Note 7 to the Financial Statements for details). Excluding the PBC Special Deposit, net interest margin would have been 5.21%, 5.33%, 6.11% and 6.41% for 1999, 1998, 1997 and 1996,
     respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company", on a consolidated basis) is a bank holding company operating Bay Area Bank ("BAB"), Bay Bank of Commerce ("BBC"), Cupertino National Bank ("CNB"), Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank ("MPB") and Peninsula Bank of Commerce ("PBC"). The Company also owns GBB Capital I and GBB Capital II, both of which are Delaware statutory business trusts, which were formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities ("TPS"). Greater Bay also includes the operating divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commerical Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and the Venture Banking Group. The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout Silicon Valley, the San Francisco Peninsula and the East Bay Region, with 18 offices located in Cupertino, Fremont, Hayward, Millbrae, Palo Alto, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara and Walnut Creek. At December 31, 1999, the Company had total assets of $2.6 billion, total net loans of $1.7 billion and total deposits of $2.3 billion.

     All of the Company's mergers were accounted for as a pooling-of-interests and, accordingly, all of the financial information for the Company for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest reporting period presented.

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

RESULTS OF OPERATIONS

     The Company's operating results included merger, nonrecurring and extraordinary items of $7.9 million ($2.0 million net of tax), $3.1 million ($1.4 million net of tax) and $884,000 ($378,000 net of tax) in 1999, 1998 and
1997, respectively. The following table summarizes net income, net income per share and key financial ratios before and after merger, nonrecurring and extraordinary items for the years presented.

                                                                     Before merger, nonrecurring and extraordinary items
                                                             -----------------------------------------------------------------
(Dollars in thousands, except per share amounts)                          1999                1998              1997
------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $ 29,722            $  21,515            $  15,273
Net income per share:
      Basic                                                             $   2.45            $    1.80            $    1.36
      Diluted                                                           $   2.32            $    1.70            $    1.28
Return on average assets                                                   1.31%                1.28%                1.21%
Return on average shareholders' equity                                    22.62%               19.92%               16.26%

                                                                     After merger, nonrecurring and extraordinary items
                                                             -----------------------------------------------------------------
(Dollars in thousands, except per share amounts)                          1999                1998              1997
------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $ 27,711            $  20,158            $  14,485
Net income per share:
      Basic                                                             $   2.28            $    1.69            $    1.29
      Diluted                                                           $   2.17            $    1.59            $    1.21
Return on average assets                                                   1.22%                1.20%                1.15%
Return on average shareholder's equity                                    21.09%               18.67%               15.42%

     The Company reported net income of $27.7 million in 1999, a 37.5% increase over 1998 net income of $20.2 million. The net income in 1998 was a 39.2% increase over 1997 income of $14.5 million. Basic net income per share was $2.28 for 1999, as compared to $1.69 for 1998 and $1.29 for 1997. Diluted net income per share was $2.17, $1.59 and $1.21 for 1999, 1998 and 1997, respectively. The return on average assets and return on average shareholders' equity were 1.22% and 21.09% in 1999, compared with 1.20% and 18.67% in 1998 and 1.15% and 15.42%
in 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The 37.5% increase in 1999 net income as compared to 1998, was the result of significant growth in loans, investments, trust assets and deposits. In 1999, net interest income increased 29.1% as compared to 1998. This increase was primarily due to a 35.5% increase in average interest-earning assets in 1999 compared to the prior year. The impact on income of the increase in average interest-earning assets was partially offset by the decline the net yield earned on interest-earning assets to 5.11% in 1999 as compared to 5.34% in 1998 (see "- Net Interest Income" for additional information on the increase in net interest income). The increases in loans, trust assets and deposits also contributed to the 46.3% increase in trust fees, loan and international banking fees, service charges and other fees. Other income includes $4.0 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset in 1999 by a 20.5% increase in recurring operating expenses, as compared to 1998.

     Net income in 1999 included nonrecurring expenses, net of nonrecurring income and taxes, of $2.0 million, an increase of $654,000 compared to 1998. In 1999, merger and related nonrecurring costs were $6.5 million, an increase of $4.8 million from 1998. Warrant income, net of related expenses and taxes, was $5.8 million in 1999, an increase of $5.3 million compared to 1998. In 1999, the Company donated $7.8 million in appreciated securities to the Greater Bay Bancorp Foundation. This resulted in $1.2 million in donation expense, net of a tax benefit derived on the transaction, which is a $1.0 million increase compared to 1998.

     The 39.2% increase in 1998 net income as compared to 1997 was the result of significant growth in loans, investments, trust assets and deposits. In 1998, net interest income increased 19.8% as compared to 1997. This increase was primarily due to a 32.4% increase in average interest-earning assets in 1998 compared to the prior year. The impact on income of the increase in average interest-earning assets was partially offset by the decline the net yield earned on interest-earning assets to 5.34% in 1998 as compared to 5.82% in 1997 (see "- Net Interest Income" for additional information on the increase in net interest income). The increases in loans, trust assets and deposits also contributed to the 5.0% increase in trust fees, loan and international banking fees, service charges and other fees. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset in 1998 by a 11.0% increase in recurring operating expenses, as compared to 1997.

     Net income in 1998 included nonrecurring expenses, net of nonrecurring income and taxes, of $1.4 million, an increase of $569,000 compared to 1997. In 1998, merger and related nonrecurring costs were $1.7 million, a decrease of $608,000 from 1997. Warrant income, net of related expenses and taxes, was $554,000 in 1998, a decrease of $155,000 compared to 1997. In 1998, the Company donated $1.3 million in appreciated securities to the Greater Bay Bancorp Foundation. This resulted in $237,000 in donation expense, net of a tax benefit derived on the transaction. There was no such donation in 1997. In 1997, the Company had nonrecurring income of $1.0 million, net of taxes, related to payment from an insurance carrier of a litigation settlement charge taken in 1995.

Net Interest Income

     Net interest income, excluding capital securities, increased 29.5% to $107.8 million in 1999 from $83.2 million in 1998. This increase was primarily due to the $552.8 million, or 35.5%, increase in average interest-earning assets which was partially offset by a 36 basis point decrease in the Company's net yield on interest-earning assets. Net interest income, excluding capital securities, increased 21.4% in 1998 from $68.5 million in 1997. This increase was primarily due to the $381.4 million, or 32.4%, increase in average interest-earning assets, which was partially offset by the 43 basis point decrease in the Company's net yield on interest-earning assets. The capital securities were Trust Preferred Securities issued in 1997 and 1998 which cost 8.54% and 9.00% in 1999 and 1998, respectively. Including the capital securities, net interest income increased 30.6% to $113.7 million in 1999 and 22.8% to $87.1 million in 1998. The capital securities were issued primarily as a source of capital and not as a source of liquidity.

     The following table presents, for the years indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.


                                                                           Years Ended December 31,
                                                             -------------------------------------------------
                                                                                    1999
                                                             -------------------------------------------------
                                                                                                     Average
                                                                Average                               Yield/
(Dollars in thousands)                                         Balance (1)          Interest           Rate
-------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                              $   161,059           $   8,425           5.23%
 Other short term securities                                      70,532               3,830           5.43%
 Investment securities:
      Taxable                                                    335,598              22,587           6.73%
      Tax-exempt (3)                                              74,276               3,680           4.95%
 Loans (2)                                                     1,470,272             136,828           9.31%
                                                             -----------           ---------
               Total interest-earning
                  assets                                       2,111,737             175,350           8.30%
Noninterest-earning assets                                       164,179
                                                             -----------           ---------
                    Total assets                             $ 2,275,916             175,350
                                                             ===========          ----------

INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                                  $ 1,196,164              43,189           3.61%
      Time deposits, over $100,000                               340,153              16,127           4.74%
      Other time deposits                                         80,690               3,794           4.70%
                                                             -----------          ----------
               Total interest-bearing deposits                 1,617,007              63,110           3.90%
Other borrowings                                                  72,983               4,169           5.71%
Subordinated debt                                                    607                  68          11.20%
                                                             -----------          ----------
               Total interest-bearing liabilities              1,690,597              67,347           3.98%
Trust Preferred Securities                                        50,000               4,271           8.54%
                                                             -----------          ----------
               Total interest-bearing liabilities and
                  capital securities                           1,740,597              71,618           4.11%
Noninterest-bearing deposits                                     374,803
Other noninterest-bearing liabilities                             29,132
Shareholders' equity                                             131,384
                                                             -----------
               Total liabilities and
                  shareholders' equity                       $ 2,275,916          $   71,618
                                                             ===========          ----------

Net interest income                                                               $  103,732
                                                                                  ==========
Including capital securities:
-----------------------------
Interest rate spread                                                                                   4.19%
Contribution of interest free funds                                                                    0.72%
Net yield on interest-earnings
  assets(4)                                                                                            4.91%

Excluding capital securities:
-----------------------------
Interest rate spread                                                                                   4.32%
Contribution of interest free funds                                                                    0.79%
Net yield on interest-earnings
  assets(4)                                                                                            5.11%

                                                                      Years Ended December 31,
                                                     --------------------------------------------------------
                                                                              1998
                                                     --------------------------------------------------------
                                                                                                     Average
                                                            Average                                   Yield/
(Dollars in thousands)                                     Balance (1)              Interest           Rate
-------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                           $   106,129              $   5,709           5.38%
 Other short term securities                                   96,765                  5,454           5.64%
 Investment securities:
      Taxable                                                 318,283                 19,303           6.06%
      Tax-exempt (3)                                           48,759                  2,440           5.00%
 Loans (2)                                                    988,968                102,092          10.32%
                                                          -----------              ---------
               Total interest-earning
                    assets                                  1,558,904                134,998           8.66%
Noninterest-earning assets                                    127,332
                                                          -----------              ---------
                    Total assets                          $ 1,686,236                134,998
                                                          ===========              ---------

INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                               $   852,112                 31,277           3.67%
      Time deposits, over $100,000                            220,059                 11,154           5.07%
      Other time deposits                                      89,751                  3,979           4.43%
                                                          -----------              ---------
               Total interest-bearing deposits              1,161,922                 46,410           3.99%
Other borrowings                                               78,115                  5,054           6.47%
Subordinated debt                                               3,000                    345          11.50%
                                                          -----------              ---------
               Total interest-bearing liabilities           1,243,037                 51,809           4.17%
Trust Preferred Securities                                     31,671                  2,850           9.00%
                                                          -----------              ---------
               Total interest-bearing liabilities and
                  capital securities                        1,274,708                 54,659           4.29%
Noninterest-bearing deposits                                  285,028
Other noninterest-bearing liabilities                          18,510
Shareholders' equity                                          107,990
                                                          -----------
               Total liabilities and
                  shareholders' equity                    $ 1,686,236              $  54,659
                                                          ===========              ---------

Net interest income                                                                $  80,339
                                                                                   =========
Including capital securities:
-----------------------------
Interest rate spread                                                                                   4.37%
Contribution of interest free funds                                                                    0.78%
Net yield on interest-earnings assets(4)                                                               5.15%


Excluding capital securities:
-----------------------------
Interest rate spread                                                                                   4.49%
Contribution of interest free funds                                                                    0.84%
Net yield on interest-earnings assets(4)                                                               5.34%


                                                                                  Years Ended December 31,
                                                                       --------------------------------------------
                                                                                          1997
                                                                       --------------------------------------------
                                                                                                           Average
                                                                          Average                          Yield/
                                                                         Balance (1)       Interest         Rate
                                                                       --------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                                        $    86,722         $  4,662          5.38%
 Other short term securities                                                97,586            5,198          5.33%
 Investment securities:
      Taxable                                                              161,377           10,677          6.62%
      Tax-exempt (3)                                                        24,134            1,068          4.43%
 Loans (2)                                                                 807,676           85,415         10.58%
                                                                       -----------         --------
               Total interest-earning
                    assets                                               1,177,495          107,020          9.09%
Noninterest-earning assets                                                  87,326
                                                                       -----------         --------
                    Total assets                                       $ 1,264,821          107,020
                                                                       ===========        ---------

INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                                            $   652,370           23,964          3.67%
      Time deposits, over $100,000                                         155,810            7,808          5.01%
      Other time deposits                                                   96,772            4,653          4.81%
                                                                       -----------         --------
               Total interest-bearing deposits                             904,952           36,425          4.03%
Other borrowings                                                            19,343            1,736          8.97%
Subordinated debt                                                            3,000              345         11.50%
                                                                       -----------         --------
               Total interest-bearing liabilities                          927,295           38,506          4.15%
Trust Preferred Securities                                                  15,000            1,463          9.75%
                                                                       -----------         --------
               Total interest-bearing liabilities and
                  capital securities                                       942,295           39,969          4.24%
Noninterest-bearing deposits                                               215,785
Other noninterest-bearing liabilities                                       12,815
Shareholders' equity                                                        93,926
                                                                       -----------
               Total liabilities and
                  shareholders' equity                                 $ 1,264,821         $ 39,969
                                                                       ===========         --------

Net interest income                                                                        $ 67,051
                                                                                           ========
Including capital securities:
-----------------------------
Interest rate spread                                                                                         4.85%
Contribution of interest free funds                                                                          0.85%
Net yield on interest-earnings
  assets(4)                                                                                                  5.69%

Excluding capital securities:
-----------------------------
Interest rate spread                                                                                         4.94%
Contribution of interest free funds                                                                          0.88%
Net yield on interest-earnings
  assets(4)                                                                                                  5.82%

(1) Nonaccrual loans are excluded from the average balance and only collected interest on accrual loans is included in the interest column.
(2) Loan fees totaling $4.3 million, $3.9 million and $4.0 million are included in loan interest income for 1999, 1998 and 1997, respectively.
(3) Tax equivalent yields earned on the tax exempt securities are 7.17%, 7.23% and 6.38% for the years ended December 31, 1999, 1998 and 1997, respectively, using the federal statutory rate of 34%.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                           Year Ended December 31, 1999
                                                                          Compared with December 31, 1998
                                                                              favorable (unfavorable)
                                                             -------------------------------------------------------
(Dollars in thousands) (1) (2)                                     Volume               Rate              Net
--------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Fed funds sold                                               $            2,842    $         (127)   $        2,715
Other short term securities                                              (1,453)             (171)           (1,624)
Investment securities:
      Taxable                                                             1,135             2,149             3,284
      Tax-exempt                                                          1,248                (8)            1,240
Loans                                                                    44,743           (10,007)           34,736
                                                             -------------------   ---------------   ---------------
             Total interest-earning assets                               48,515            (8,164)           40,351
                                                             -------------------   ---------------   ---------------

INTEREST-BEARING LIABILITIES:
Deposits:
      MMDA, NOW and Savings                                              11,908                 4            11,912
      Time deposits, over $100,000                                        5,469              (496)            4,973
      Other time deposits                                                  (441)              256              (185)
                                                             -------------------   ---------------   ---------------
              Total interest-bearing deposits                            16,936              (236)           16,700
Other borrowings                                                           (316)             (569)             (885)
Subordinated debt                                                          (276)               (1)             (277)
                                                             -------------------   ---------------   ---------------
        Total interest-bearing liabilities                               16,344              (806)           15,538

            Increase (decrease) in net interest income       $           32,171    $       (7,358)   $       24,813
                                                             ===================   ===============   ===============


                                                                            Year Ended December 31, 1998
                                                                          Compared with December 31, 1997
                                                                               favorable (unfavorable)
                                                             -------------------------------------------------------
(Dollars in thousands) (1) (2)                                     Volume               Rate              Net
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Fed funds sold                                                 $           995   $            53   $         1,048
Other short term securities                                                (48)              304               256
Investment securities:
      Taxable                                                            9,090              (464)            8,626
      Tax-exempt                                                         1,171               201             1,372
Loans                                                                   17,846            (1,169)           16,677
                                                               ---------------   ---------------   ---------------
             Total interest-earning assets                              29,054            (1,075)           27,979
                                                               ---------------   ---------------   ---------------

Interest-bearing liabilities:
Deposits:
      MMDA, NOW and Savings                                              6,326               989             7,315
      Time deposits, over $100,000                                       2,814               532             3,346
      Other time deposits                                                 (359)             (315)             (674)
                                                               ---------------   ---------------   ---------------
              Total interest-bearing deposits                            8,781             1,206             9,987
Other borrowings                                                         3,100               218             3,318
Subordinated debt                                                            -                 -                 -
                                                               ---------------   ---------------   ---------------
        Total interest-bearing liabilities                              11,881             1,424            13,305
                                                               ---------------   ---------------   ---------------
            Increase (decrease) in net interest income         $        17,173   $        (2,499)  $        14,674
                                                               ===============   ===============   ===============

(1) The change in interest income and expense not attributable to specific volume and rate changes has been allocated proportionately between the volume and rate changes.

(2) Excludes the impact of capital securities.


     Interest income in 1999 increased 29.9% to $175.4 million from $135.0 million in 1998. This was primarily due to the significant increase in loans, the Company's highest yielding interest-earning asset, and investment securities. Loan volume increases were the result of the continuing economic improvement in the Company's market areas, as well as the addition of experienced relationship managers and significant business development efforts by the Company's relationship managers. The increase was partially offset by a decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $552.8 million, or 35.5%, to $2.1 billion in 1999, compared to $1.6 billion in 1998. Of this total increase, average loans increased $481.3 million, or 48.7%, to $1.5 billion in 1999 from $989.0 million in 1998. Investment securities, Federal funds sold and other short-term securities, increased 12.6% to $641.5 million in 1999 from $569.9 million in 1998.

     The average yield on interest-earning assets declined 36 basis points to 8.30% in 1999 from 8.66% in 1998 primarily due to a decline in the average yield on loans which was caused by increased competition and the impact of the Company's focus on slightly larger client credits that generally result in improved client financial controls, but also result in tighter pricing. Loans represented approximately 69.6% of total interest-earning assets in 1999 compared to 63.4% in 1998. The average yield on loans declined 101 basis points to 9.31% in 1999 from 10.32% in 1998.

     Interest expense, excluding capital securities, in 1999 increased 30.0% to $67.3 million from $51.8 million in 1998. This increase was due to greater volumes of interest-bearing liabilities coupled with slightly higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 36.0% to $1.7 billion in 1999 from $1.2 billion in 1998 due primarily to the efforts of the Banks' relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During 1999, average noninterest-bearing deposits increased to $374.8 million from $285.0 million in 1998. However, due to the larger increase in interest-bearing deposits, noninterest-bearing deposits decreased to 18.8% of total deposits at year-end 1999, compared to 19.7% at year-end 1998.

     As a result of the foregoing, the Company's interest rate spread, excluding capital securities, declined to 4.32% in 1999 from 4.49% in 1998, and the net yield on interest-earning assets declined in 1999 to 5.11% from 5.34% in 1998.

     Interest income increased 26.1% to $135.0 million in 1998 from $107.0 million in 1997, as a result of the increase in average interest-earning assets offset by a decline in the yields earned. Average interest-earning assets increased 32.4% to $1.6 billion in 1998 from $1.2 billion in 1997 principally as a result of increase in loans. The yield on the higher volume of average interest-earning assets declined 43 basis points to 8.66% in 1998 from 9.09% in 1997, primarily as a result of increased competition for loans.

     Interest expense, excluding capital securities, in 1998 increased 34.6% to $51.8 million from $38.5 million in 1997 primarily as a result of the increase in volume of interest-bearing liabilities and in the rates paid on interest-bearing liabilities. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 34.0% to $1.2 billion in 1998 from $927.3 million in 1997.

     As a result of the foregoing, the Company's interest rate spread, excluding capital securities, declined to 4.49% in 1998 from 4.94% in 1997 and the net yield on interest-earning assets declined to 5.34% in 1998 from 5.82% in 1997.

     The Company's net yield on interest-earning assets was reduced by the Special Deposit. The average deposit balances related to the Special Deposit during 1999, 1998 and 1997 were $99.0 million, $90.0 million and $95.0 million, respectively, on which the Company earned a spread of 3.1%, 2.25% and 2.5%, respectively. Excluding the Special Deposit, the 1999, 1998, 1997 net yield on interest-earning assets, excluding capital securities, would have been 5.21%, 5.53% and 6.11% respectively. The purchase of bank-owned life insurance ("BOLI") also reduced the Company's net interest spread since the earnings of BOLI are included in other income, while the cost of funding BOLI is included in interest expense.

     The Company incurred certain client service expenses with respect to its noninterest-bearing liabilities. These expenses include messenger services, check supplies and other related items and are included in operating expenses. If these expenses had included in interest expense, the Company's net yield on interest-earning assets would have been as follows for each of the years presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                                       ----------------------------------------------
(Dollars in thousands)                                                    1999              1998              1997
---------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                            $ 374,803         $ 285,028         $ 215,785
Client service expenses                                                    1,244               656               545
Client service expenses, as a percentage of
 average noninterest bearing demand deposits                                0.33%             0.23%             0.25%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                                        5.11%             5.34%             5.82%
Impact of client service expense                                          (0.05)%           (0.05)%           (0.05)%
                                                                       ----------------------------------------------
Adjusted net yield on interest-earning assets                              5.06%             5.29%             5.77%
                                                                       ==============================================

     The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects the Company's efforts to manage its client service expenses.

Provision for Loan Losses

     The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-off, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     Refer to the section "FINANCIAL CONDITION - Allowance for Loan Losses" for a description of the systematic methodology employed by the Company in determining an adequate allowance for loan losses.

     The provision for loan losses in 1999 was $12.2 million, compared to $6.4 million in 1998 and $7.1 million in 1997. In addition, in connection with the mergers, the Company made an additional provision for loan losses of $2.7 million, $183,000 and $1.4 million in 1999, 1998 and 1997, respectively, to conform to the Company's allowance methodology. Although loans outstanding have increased substantially, nonperforming loans, comprised of nonaccrual loans, restructured loans, and accruing loans past due 90 days or more have remained relatively low, totaling $5.2 million, or 0.29% of loans outstanding, at December 31, 1999, from $2.8 million, or 0.23% of loans outstanding, at December 31, 1998 and $5.5 million, or 0.60% of loans outstanding, at December 31, 1997.

     For further information on nonperforming and classified loans and the allowance for loan losses, see--"Nonperforming and Classified Assets" herein.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Income

     Total other income increased to $31.8 million in 1999, compared to $10.7 million in 1998 and $10.0 million in 1997. The following table sets forth information by category of other income for the years indicated.

                                                   Years Ended December 31,
                                             ------------------------------------------
(Dollars in thousands)                           1999          1998          1997
---------------------------------------------------------------------------------------
Trust fees                                         $ 2,990       $ 2,473       $ 2,049
Service charges and other fees                       2,711         2,056         2,100
Loan and international banking fees                  2,833         1,303         1,404
ATM network revenue                                  2,110         1,966         2,057
Gain on sale of SBA loans                            1,010         1,125           940
Gain (loss) on investments, net                        (19)          374            (8)
Other income                                         5,684           419           325
                                             ------------------------------------------
    Total, recurring                                17,319         9,716         8,867
Warrant income                                      14,508           945         1,162
                                             ------------------------------------------
    Total                                         $ 31,827      $ 10,661      $ 10,029
                                             ==========================================

     The increase in other income in 1999 was a result of $1.5 million increase in loan and international banking fees, a $655,000 increase in service charges and other fees, and a $517,000 increase in trust fees. These increases were a result of significant growth in total loans, total deposits and trust assets. Other income includes $4.0 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security. As discussed further below, the warrant income resulted from the sale of stock acquired from clients in connection with financing activities.

     The increase in other income in 1998 was primarily the result of a $424,000 increase in trust fees, and a $185,000 increase in the gain on sale of Small Business Administration ("SBA") loans. The increase in trust fees was due to significant growth in assets under management by Greater Bay Trust Company. Trust assets increased to $649.3 million at December 31, 1998, compared to $577.7 million at December 31, 1997. The increase in the gain on sale of SBA loans was due to an increase in the origination and subsequent sale of SBA loans.

     Other income in 1999, 1998 and 1997 included warrant income of $14.5 million, $945,000 and $1.2 million net of related employee incentives of $7.3 million, $396,000 and $500,000, respectively. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The Company holds approximately 100 warrant positions. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

     In November 1999, the voters of San Francisco adopted an ordinance which prohibits financial institutions in San Francisco from imposing surcharges of any kind to non-customers who access automated teller machines ("ATM") to conduct electronic transactions, including cash withdrawals and fund transfers. Other cities in California have either adopted or are considering similar proposals. The Company estimates that approximately $230,000 of ATM network revenue during 1999 was derived from such type of surcharges in the City and County of San Francisco. While the implementation of this ordinance has been delayed through legal challenges and this amount is not material, the successful adoption of similar laws in other areas where the Company operates ATMs could cause a more substantial reduction in ATM network revenue in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

     The following table sets forth the major components of operating expenses for the years indicated.


                                                                                               Years Ended December 31,
                                                                                ----------------------------------------------
(Dollars in thousands)                                                            1999               1998              1997
------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                                       $ 35,316           $ 28,822          $ 25,833
Occupancy and equipment                                                           11,256              7,859             6,892
Professional services and legal costs                                              2,188              2,447             2,523
Client service expenses                                                            1,224                656               545
FDIC insurance and regulatory assessments                                            491                400               361
Expenses on other real estate owned                                                   13                 76               177
Other                                                                             10,671             10,492             9,233
                                                                                ----------------------------------------------
    Total operating expenses excluding
          nonrecurring costs                                                      61,159             50,752            45,564
Contribution to the GBB Foundation and related expenses                           12,160              1,341                 -
Mergers and other related nonrecurring costs                                      10,331              2,661             3,333
Recovery of legal settlement                                                           -                  -            (1,700)
                                                                                ----------------------------------------------
    Total operating expenses                                                    $ 83,650           $ 54,754          $ 47,197
                                                                                ==============================================
Efficiency ratio                                                                  61.71%             60.17%            61.23%
Efficiency ratio (before merger, nonrecurring
     and extraordinary items)                                                     50.52%             56.34%            60.02%
Total operating expenses to average assets                                         3.68%              3.25%             3.73%
Total operating expenses to average assets (before
  merger, nonrecurring and extraordinary items)                                    2.69%              3.01%             3.60%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses totaled $83.6 million for 1999, compared to $54.8 million for 1998 and $47.2 million for 1997. The ratio of operating expenses to average assets was 3.68% in 1999, 3.25% in 1998, and 3.73% in 1997. Total operating expenses include merger and other related nonrecurring costs and contributions to the Greater Bay Bancorp Foundation (the "Foundation") and related expenses. Excluding these items, operating expense to average assets would have been 2.69% in 1999, 3.01% in 1998 and 3.60% in 1997.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same
(or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio before merger, nonrecurring and extraordinary items for 1999 was 50.52%, compared to 56.34% in 1998 and 60.02% in 1997.

     During 1998, Greater Bay established the Foundation. The Foundation was formed to provide a vehicle through which the Company, its officers and directors can provide support to the communities in which the Company does business. The Foundation focuses its support on initiatives related to education, health and economic growth. To support the Foundation, the Company contributed appreciated securities, which had an unrealized gain of $7.8 million in 1999 and $1.3 million in 1998. In 1999, the Company incurred $4.4 million in compensation and other expenses in connection with these appreciated securities. The Company recorded expense of $12.2 million in 1999 and $1.3 million in 1998 which is included in operating expenses.

     As indicated by the improvements in the efficiency ratio, the Company has been able to achieve increasing economies of scale. In 1999, average assets increased 35% from 1998, while operating expenses, excluding nonrecurring cost, increased only 21%. From 1997 to 1998, average assets increased 33%, while operating expenses, excluding nonrecurring costs increased only 16%.

     Compensation and benefits expenses increased in 1999 to $35.3 million, compared to $28.8 million in 1998 and $25.8 million in 1997. The increase in compensation and benefits is due primarily to the additions in personnel made in 1999 and 1998 to accommodate the growth of the Company.

     The increase in occupancy and equipment, client service expense, Federal Deposit Insurance Corporation ("FDIC") insurance and regulatory assessments and other operating expenses was related to the growth in the Company's loans, deposits and trust assets.

Income Taxes

     The Company's effective income tax rate for 1999 was 29.9%, compared to 32.5% in 1998 and 36.5% in 1997. The effective rates were lower than the statutory rate of 42% due to the donation of appreciated securities to the Foundation, state enterprise zone tax credits, and tax-exempt income on municipal securities. The reductions were partially offset by the impact of non deductible merger and other related nonrecurring costs. In 1998, the Company was able to further reduce its effective tax rate through the recognition of certain net operating losses acquired in its merger with PRB.

FINANCIAL CONDITION

     Total assets increased 39.4% to $2.6 billion at December 31, 1999, compared to $1.9 billion at December 31, 1998. Total assets increased 29.3% in 1998 from $1.5 billion at December 31, 1997. The increases in 1999 and 1998 were primarily due to increases in the Company's loan portfolio funded by growth in deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans

     Total gross loans increased 45.0% to $1.8 billion at December 31, 1999, compared to $1.2 billion at December 31, 1998. Total gross loans increased 32.7% in 1998 from $914.2 million at year-end 1997. The increases in loan volumes in 1999 and 1998 were primarily due to an improving economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

     The Company's loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact the Company's borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also decreasing the Company's net interest margin.

     The following table presents the composition of the Company's loan portfolio at the dates indicated.


                                                                               As of December 31,
                                                  ---------------------------------------------------------------------------
                                                              1999                     1998                       1997
                                                  ---------------------------------------------------------------------------
(Dollars in thousands)                                 Amount        %          Amount         %          Amount          %
-----------------------------------------------------------------------------------------------------------------------------
Commercial                                        $   758,148      44.2%    $   501,106      42.3%      $ 396,448        44.5%
Term Real Estate - Commercial                         431,226      25.1         316,328      26.7         225,089        25.3
                                                  ---------------------------------------------------------------------------
              Total Commercial                      1,189,374      69.3         817,434      69.0         621,537        69.8
Real estate construction and land                     372,481      21.7         230,568      19.5         149,960        16.8
Real estate other                                      92,688       5.4          74,265       6.3          51,765         5.8
Consumer and other                                    105,457       6.2          91,239       7.7          90,897        10.2
                                                  ---------------------------------------------------------------------------
              Total loans, gross                    1,760,000     102.6       1,213,506     102.5         914,159       102.6
Deferred fees and discounts, net                       (6,681)     (0.4)         (4,395)     (0.4)         (3,892)       (0.4)
                                                  ---------------------------------------------------------------------------
              Total loans, net of deferred fees     1,753,319     102.2       1,209,111     102.1         910,267       102.1
Allowance for loan losses                             (38,035)     (2.2)        (24,359)     (2.1)        (19,032)       (2.1)
                                                  ---------------------------------------------------------------------------
               Total loans, net                   $ 1,715,284     100.0%    $ 1,184,752     100.0%      $ 891,235       100.0%
                                                  ===========================================================================

                                                                      As of December 31,
                                                     --------------------------------------------------
                                                             1996                         1995
                                                     --------------------------------------------------
(Dollars in thousands)                                  Amount          %            Amount          %
-------------------------------------------------------------------------------------------------------
Commercial                                           $ 333,735        47.8%       $ 248,212        49.2%
Term Real Estate - Commercial                          162,908        23.3          127,228        25.2
                                                     --------------------------------------------------
              Total Commercial                         496,643        71.1          375,440        74.4
Real estate construction and land                      118,367        16.9           65,773        13.0
Real estate other                                       37,466         5.4           29,260         5.8
Consumer and other                                      62,395         8.9           46,545         9.2
                                                     --------------------------------------------------
              Total loans, gross                       714,871       102.3          517,018       102.4
Deferred fees and discounts, net                        (3,616)       (0.5)         (3,064)        (0.6)
                                                     --------------------------------------------------
              Total loans, net of deferred fees        711,255       101.8          513,954       101.8
Allowance for loan losses                              (12,600)       (1.8)          (9,181)       (1.8)
                                                     --------------------------------------------------
               Total loans, net                      $ 698,655       100.0%       $ 504,773      100.0%
                                                     ===================================================

     The following table presents the maturity distribution of the Company's (1) commercial, (2) real estate construction and land, (3) term real estate - commercial and (4) real estate other portfolios and the sensitivity of such loans to changes in interest rates at December 31, 1999.


                                                               Term        Real estate
                                                           real estate-    construction    Real estate
(Dollars in thousands)                       Commercial     commercial       and land         other
------------------------------------------------------------------------------------------------------
Loans maturing in:
One year or less:
  Fixed rate                                 $ 170,150       $ 21,210         $ 19,989        $ 7,428
  Variable rate                                329,992         24,023          301,941         21,201

One to five years:
  Fixed rate                                    52,931         17,804            1,124          1,344
  Variable rate                                128,605         66,955           24,742         26,910

After five years:
  Fixed rate                                    23,857        201,946            3,125          7,337
  Variable rate                                 52,613         99,288           21,560         28,468
                                             --------------------------------------------------------
     Total                                   $ 758,148      $ 431,226        $ 372,481       $ 92,688
                                             ========================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The following table sets forth information regarding nonperforming assets at the dates indicated.


                                                                                    As of December 31,
                                                        ---------------------------------------------------------------------------
(Dollars in thousands)                                    1999            1998             1997            1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans
           Nonaccrual loans                             $ 4,333         $ 2,033          $ 3,784         $ 6,255            $ 5,303
           Accruing loans past due 90 days or more           10               -              158           1,698                954
           Restructured loans                               807             796            1,533           1,828              1,530
                                                        ---------------------------------------------------------------------------
                 Total nonperforming loans                5,150           2,829            5,475           9,781              7,787
Other real estate owned                                     271             966            1,429           1,673              2,830
                                                        ---------------------------------------------------------------------------
                 Total nonperforming assets             $ 5,421         $ 3,795          $ 6,904        $ 11,454           $ 10,617
                                                        ===========================================================================

           Nonperforming assets to total loans
              and other real estate owned                 0.31%           0.31%            0.76%           1.61%              2.05%

           Nonperforming assets to total assets           0.21%           0.20%            0.47%           1.02%              1.25%

     At December 31, 1999, the Company had $4.3 million in nonaccrual loans. Interest income foregone on nonperforming loans totaled $234,000, $123,000 and $571,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At December 31, 1999, OREO acquired through foreclosure had a carrying value of $271,000 compared to $966,000 at December 31, 1998.

     The Company had $807,000 and $796,000 of restructured loans as of December 31, 1999 and 1998, respectively. There were no principal reduction concessions allowed on restructured loans during 1999 and 1998. Interest income from restructured loans totaled $45,000 and $16,000 for the years ended December 31, 1999 and 1998. Foregone interest income, which totaled $0 and $11,000 for the years ended December 31, 1999 and 1998, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

     The Company has three classifications for problem loans: "substandard", "doubtful" and "loss". Substandard loans have one or more defined weakness and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified as "loss" is considered uncollectible and its continuance as an asset is not warranted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the classified loans and other real estate owned at the dates indicated.

                                                                              As of December 31,
                                                                 --------------------------------------------
(Dollars in thousands)                                                1999            1998             1997
-------------------------------------------------------------------------------------------------------------
Substandard                                                         $ 23,258        $ 13,487         $ 16,506
Doubtful                                                               1,845           1,188            1,894
Loss                                                                       -               -               49
Other real estate owned                                                  271             966            1,429
                                                                    -----------------------------------------
     Classified assets                                              $ 25,374        $ 15,641         $ 19,878
                                                                    =========================================

Classified to total loans and other real
   estate owned                                                         1.45%           1.29%            2.18%
Allowance for loan losses to total classified                         149.90%         155.74%           95.74%

     With the exception of these classified loans, management was not aware of any loans outstanding as of December 31, 1999 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

Allowance For Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the Company's loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the years indicated.


(Dollars in thousands)                                  1999            1998             1997           1996             1995
------------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                        $ 1,760,000     $ 1,213,506       $ 914,159       $ 714,871       $ 517,018
Average loans outstanding                             1,468,427     $   988,968       $ 807,676       $ 594,195         482,067
Allowance for loan losses:
Balance at beginning of period                      $    24,359     $    19,032       $  12,600       $   9,181       $   9,221
Charge-offs:
     Commercial                                          (2,359)         (1,419)         (1,576)           (718)         (1,187)
     Term Real Estate - Commercial                            -             (48)            (54)            (84)            (25)
                                                    ----------------------------------------------------------------------------
           Total Commercial                              (2,359)         (1,467)         (1,630)           (802)         (1,212)
     Real estate construction and land                        -              (7)           (243)           (127)           (410)
     Real estate other                                        -               -               -               -               -
     Consumer and other                                    (260)           (196)           (232)           (202)           (485)
                                                    ----------------------------------------------------------------------------
           Total charge-offs                             (2,619)         (1,670)         (2,105)         (1,131)         (2,107)
                                                    ----------------------------------------------------------------------------
Recoveries:
     Commercial                                             909             399              92             390             621
     Term Real Estate - Commercial                            -              11               1              27               -
                                                    ----------------------------------------------------------------------------
            Total Commercial                                909             410              93             417             621
     Real estate construction and land                        -               -               -             283               3
     Real estate other                                       56               -               -               -               -
     Consumer and other                                     336              35              15              21             169
                                                    ----------------------------------------------------------------------------
           Total recoveries                               1,301             445             108             721             793
                                                    ----------------------------------------------------------------------------
      Net charge-offs                                    (1,318)         (1,225)         (1,997)           (410)         (1,314)
Provision charged to income (1)                          14,994           6,552           8,429           3,829           1,274
                                                    ----------------------------------------------------------------------------
Balance at end of period                            $    38,035     $    24,359        $ 19,032       $  12,600       $   9,181
                                                    ===========================================================================
Net charge-offs to average loans outstanding
   during the period                                       0.10%           0.15%           0.25%           0.07%           0.26%
Allowance as a percentage of average loans
   outstanding                                             2.59%           2.46%           2.36%           2.12%           1.90%
Allowance as a percentage of period end loans
   outstanding                                             2.17%           2.01%           2.13%           1.79%           1.80%
Allowance as a percentage of non-performing loans        738.54%         861.05%         347.62%         128.82%         117.90%


(1) Includes $2.7 million, $183,000, $1.4 million and $800,000 in 1999, 1998,
    1997 and 1996, respectively, to conform to the Companys' allowance methodology. These amounts are included in mergers and related nonrecurring costs.

    The Company employs a systematic methodology for determining its allowance for loan losses, which includes a monthly review process and monthly adjustment of the allowance. The Company's process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as a detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit indicators of deterioration.

    The Company's methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, fires, etc.) that occur in a particular period.

    Qualitative factors include the general economic environment in the Company's marketplace, and in particular, the state of the technology industries based in the Silicon Valley and other key industries in the San Francisco Bay Area. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the Company's methodology.

    The Company's methodology is, and has been consistently followed. However, as the Company adds new products, increases in complexity, and expands its geographic coverage, the Company will enhance its methodology to keep pace with the size and complexity of the loan portfolio. In this regard, the Company has periodically engaged outside firms to independently assess the Company's methodology, and on an ongoing basis the Company engages outside firms to perform independent credit reviews of its loan portfolio. Management believes that Company's systematic methodology continues to be appropriate given the Company's size and level of complexity.

    While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management. In general, management feels that the allowance for loan losses is adequate as of December 31, 1999. However, future changes in circumstances, economic conditions of other factors could cause management to increase or decrease the allowance for loan losses as necessary.

     The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                    ---------------------------------------------------------------------------------
                                           1999                         1998                        1997
                                    ---------------------------------------------------------------------------------
                                                 % of Category                % of Category             % of Category
                                                   to Gross                     to Gross                  to Gross
(Dollars in thousands)               Amount          Loans       Amount          Loans        Amount       Loans
---------------------------------------------------------------------------------------------------------------------
Commercial                          $13,873          43.08%     $ 9,662          41.29%     $ 6,578       43.37%
Term Real Estate - Commercial         5,963          24.50        2,009          26.07        1,598       24.62
                                    ---------------------------------------------------------------------------------
       Total Commercial              19,836          67.58       11,671          67.36        8,176       67.99
Real estate construction and land     3,354          21.16        2,222          19.00        1,383       16.40
Real estate term                        370           5.27          411           6.12          327        5.66
Consumer and other                    3,048           5.99        1,749           7.52          985        9.94
                                    ---------------------------------------------------------------------------------
Total allocated                      26,608                      16,053                      10,871
Unallocated                          11,427                       8,306                       8,161
                                    ---------------------------------------------------------------------------------
       Total                        $38,035         100.00%     $24,359         100.00%     $19,032      100.00%
                                    =================================================================================
                                              ---------------------------------------------------------
                                                       1996                           1995
                                              ---------------------------------------------------------
                                                              % of Category               % of Category
                                                                to Gross                     to Gross
(Dollars in thousands)                            Amount         Loans          Amount        Loans
-------------------------------------------------------------------------------------------------------
Commercial                                      $ 4,749          46.68%         $3,361          48.01%
Term Real Estate - Commercial                     1,253          22.79           1,271          24.61
                                                -------------------------------------------------------
     Total Commercial                             6,002          69.47           4,632          72.62
Real estate construction and land                 1,924          16.56           1,212          12.72
Real estate term                                    257           5.24             260           5.66
Consumer and other                                1,288           8.73             962           9.00
                                                -------------------------------------------------------
Total allocated                                   9,471                          7,066
Unallocated                                       3,129                          2,115
                                                -------------------------------------------------------
     Total                                      $12,600         100.00%         $9,181         100.00%
                                                =======================================================

     At December 31, 1999, the allowance for loan losses was $38.0 million, consisting of a $26.6 million allocated allowance and a $11.4 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

 . The strength and duration of the current business cycle and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

 . Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

 .  The results of bank regulatory examinations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment Securities

     The Company's investment portfolio is managed to meet the Company's liquidity needs through proceeds from scheduled maturities and is utilized for pledging requirements for deposits of state and political subdivisions and securities sold under repurchase agreements. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions and a modest amount of equity securities, including Federal Reserve Bank stock and Federal Home Loan Bank stock. The Company does not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses, net of the deferred tax effect, are reported as increases or decreases in shareholders' equity for available for sale securities.

     The amortized cost and estimated fair value of investment securities at December 31, 1999 and 1998 is as follows:

                                                                             Gross            Gross
As of December 31, 1999                                    Amortized       Unrealized       Unrealized         Fair
(Dollars in thousands)                                       Cost            Gains            Losses          Value
-----------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations                                 $ 6,151              $ -            $ (65)          6,086
   U.S. agency notes                                          16,784                -             (641)         16,143
   Mortgage-backed securities                                168,733                -           (4,946)        163,787
   Tax-exempt securities                                      33,428               53           (2,186)         31,295
   Corporate securities                                      101,469                -          (10,940)         90,529
                                                           ------------------------------------------------------------
      Total securities available for sale                    326,565               53          (18,778)        307,840
                                                           ------------------------------------------------------------

HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations                                     500                -                -             500
   U.S. agency notes                                          29,482                -             (667)         28,815
   Mortgage-backed securities                                 59,524               28           (2,018)         57,534
   Tax-exempt securities                                      52,219              123           (2,710)         49,632
                                                           ------------------------------------------------------------
      Total securities held to maturity                      141,725              151           (5,395)        136,481
                                                           ------------------------------------------------------------
Other securities                                              12,397            8,143                -          20,540
                                                           ------------------------------------------------------------
            Total investment securities                    $ 480,687          $ 8,347        $ (24,173)      $ 464,861
                                                           ============================================================

                                                                             Gross            Gross
As of December 31, 1998                                    Amortized       Unrealized       Unrealized          Fair
(Dollars in thousands)                                       Cost            Gains            Losses           Value
-----------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations                                 $ 4,408             $ 26              $ -         $ 4,434
   U.S. agency notes                                          31,125               23               (8)         31,140
   Mortgage-backed securities                                164,578            1,081              (81)        165,578
   Tax-exempt securities                                      32,952              563                -          33,515
   Corporate securities                                       55,168               60             (604)         54,624
                                                           ------------------------------------------------------------
      Total securities available for sale                    288,231            1,753             (693)        289,291
                                                           ------------------------------------------------------------

HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations                                   1,764                2               (2)          1,764
   U.S. agency notes                                          28,495               22              (58)         28,459
   Mortgage-backed securities                                 37,967              174             (207)         37,934
   Tax-exempt securities                                      33,882            1,004              (15)         34,871
                                                           ------------------------------------------------------------
      Total securities held to maturity                      102,108            1,202             (282)        103,028
                                                           ------------------------------------------------------------

Other securities                                               6,013                -                -           6,013
                                                          -------------------------------------------------------------
            Total investment securities                    $ 396,352          $ 2,955           $ (975)      $ 398,332
                                                           ============================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The declines in fair value of the Company's investment portfolio are a result of the increase in overall interest rates which occurred throughout 1999.

     The maturities of investment securities at December 31, 1999 and 1998 is as follows. Other securities are comprised of equity investments and have no stated maturity and therefore are excluded from this table.

                                                                           2001             2005
                                                                         Through          Through         2010 and
(Dollars in thousands)                                    2000             2004             2009         Thereafter        Total
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations                            $   100         $  6,051         $      -       $       -       $   6,151
   U.S. agency notes (1)                                      -            7,002            9,783               -          16,785
   Mortgage-backed securities (2)                         1,023            6,882            5,734         155,094         168,734
   Tax-exempt securities                                    211            3,197            2,646          27,374          33,427
   Corporate securities                                     996                -                -         100,474         101,470
                                                        --------------------------------------------------------------------------
      Total securities available for sale                 2,330           23,132           18,163         282,942         326,567
                                                        --------------------------------------------------------------------------
   Fair value                                           $ 2,303         $ 22,827         $ 17,512       $ 265,197       $ 307,839
                                                        --------------------------------------------------------------------------

HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations                                500                -                -               -             500
   U.S. agency notes (1)                                  2,000           23,993            3,490               -          29,483
   Mortgage-backed securities (2)                            75            2,082            9,082          48,285          59,524
   Tax-exempt securities                                    996            3,130           11,670          36,422          52,218
                                                        --------------------------------------------------------------------------
      Total securities held to maturity                   3,571           29,205           24,242          84,706         141,725
                                                        --------------------------------------------------------------------------
   Fair value                                             3,564           28,616           23,661          80,640         136,481
                                                        --------------------------------------------------------------------------

COMBINED INVESTMENT SECURITIES PORTFOLIO:
   Total investment securities                          $ 5,901         $ 52,338         $ 42,405       $ 367,648       $ 468,292
                                                        --------------------------------------------------------------------------
   Total fair value                                     $ 5,867         $ 51,443         $ 41,173       $ 345,837       $ 444,320
                                                        --------------------------------------------------------------------------
   Weighted average yield-total portfolio                 5.78%            5.99%            6.78%           7.35%           7.12%

(1) Certain notes issued by U.S. Agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(2) Mortgage-backed securities are shown at contractual maturity; however, the average life of these mortgage-backed securities may differ due to principal prepayments.


     For additional information concerning the investments portfolio, see Note 3 of Notes to Consolidated Financial Statements.

Deposits

     The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits reached $2.3 billion at December 31, 1999, an increase of 43.6% compared to deposits of $1.6 billion at December 31, 1998. In 1998, deposits increased 25.2% from $1.3 billion at December 31, 1997. The increase in deposits was primarily due to the continued marketing efforts directed at commercial business clients in the Company's market areas, coupled with an increase in deposits related to the new business development activities of the Greater Bay Trust Company and the Venture Banking Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     PBC held deposits from a single customer (the "Special Deposit") of $111.1 million and $89.6 million at December 31, 1999 and 1998, respectively. The Special Deposit represents the proposed settlement of a class action lawsuit not involving the Company. Due to the uncertainty of the time the Special Deposit will remain with PBC, management has invested a significant portion of the proceeds from this deposit in agency securities with maturities of less than 90 days. As previously discussed, the interest rate spread on the Special Deposit was approximately 3.10% and 2.25% for December 31, 1999 and 1998, which resulted in a decrease in overall interest rate spreads.

     The Company's noninterest-bearing demand deposit accounts increased 36.8% to $459.5 million at December 31, 1999, compared to $336.0 million a year earlier.

     Money market deposit accounts ("MMDA"), negotiable order of withdrawal accounts ("NOW") and savings accounts reached $1.4 billion at year-end 1999, an
increase of 41.5% from $960.2 million at December 31, 1998.   MMDA, NOW and
savings accounts were 59.1% of total deposits at December 31, 1999, as compared to 59.9% at December 31, 1998.

     Time certificates of deposit totaled $482.6 million, or 20.97% of total deposits, at December 31, 1999, compared to $306.3 million, or 19.11% of total deposits, at December 31, 1998. Note 7 of the Notes to the Consolidated Financial Statements presents the maturity distribution of time certificates of deposits at December 31, 1999.

     As of December 31, 1999, the Company had $19.3 million in brokered deposits outstanding. There were no such deposits as of December 31, 1998.

     For additional information concerning deposits, see Note 7 of Notes to Consolidated Financial Statements.

Other Borrowings

     At December 31, 1999 other borrowings consisted of Federal Funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank advances, and advances under credit lines. Note 9 of the Notes to the Consolidated Financial Statements provides the amounts outstanding, the short and long term classification, other borrowings outstanding during the year and the general terms of these borrowings.

Liquidity and Cash Flow

     The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks utilize brokered deposit lines, sell securities under agreements to repurchase and borrows overnight Federal Funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At December 31, 1999, the Banks had approximately $50.8 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of December 31, 1999, Greater Bay did not have any material commitments for capital expenditures.

     Net cash provided by operating activities, consisting primarily of net income, totaled $32.3 million for 1999, $20.7 million for 1998 and $21.5 million for 1997. Cash used for investing activities totaled $635.3 million in 1999, $458.6 million in 1998 and $295.9 million in 1997. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the year ended December 31, 1999, net cash provided by financing activities was $700.5 million, compared to $398.8 million in 1998 and $315.6 million in 1997. Historically, the primary financing activity of the Company has been through deposits. In 1999, 1998 and 1997, deposit gathering activities generated cash of $698.5 million, $322.6 million and $282.3 million, respectively. This represents a total of 99.7%, 80.9% and 89.34% of the financing cash flows for 1999, 1998 and 1997, respectively. The 1999 increase in financing activities other than deposits are a result of proceeds from the sale of stock of $25.4 million, the Company entering into $70.0 million in long-term low cost repurchase agreements in 1998, and the issuance of TPS of $30.0 million and $20.0 million in 1999 and 1998, respectively, which were issued principally to provide capital to the Company (see Capital Resources - below).

Capital Resources

     Shareholders' equity at December 31, 1999 increased to $160.8 million from $118.4 million at December 31, 1998 and from $98.7 million at December 31, 1997. Greater Bay paid dividends of $0.48, $0.38 and $0.30 per share in December 31, 1999, 1998 and 1997, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

     In 1999 the Company issued 535,000 shares of stock in a private placement. The proceeds from the offering were $19.0 million, net of issuance costs. Greater Bay intends to use the net proceeds from the offering for general corporate purposes.

     In 1997 the Company issued $20.0 million in TPS to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million. Under applicable regulatory guidelines, the TPS qualifies as Tier I capital up to a maximum 25% of Tier I capital. Any additional portion of TPS would qualify as Tier 2 capital. As of December 31, 1999, all outstanding TPS qualified as Tier I capital. As the Company's shareholders' equity increases, the amount of Tier I capital that can be comprised of TPS will increase.

     The Company is committed to remaining well-capitalized as defined by regulatory guidelines. If deposit and loan growth continues at current levels, it is anticipated the Company will need to raise additional capital to remain well-capitalized in 2000. The Company is evaluating an additional issuance of TPS as well as other alternatives to meet this anticipated increase in required capital. We anticipate that we will be able to leverage any further issuance of TPS and therefore we do not anticipate that the raising of additional TPS would be dilutive to future net income per share. However, the impact of raising any additional capital on net income per share will depend on the type of capital raised, the terms of the capital, the time period required to invest the capital funds into earning-assets and the type of assets funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity and TPS in core capital, and the allowance for loan losses and subordinated debt in supplementary capital.

     At December 31, 1999, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at December 31, 1999 and the two highest levels recognized under these regulations are as follows:


                                            Tier 1           Total
                            Leverage      Risk-Based      Risk-Based
                              Ratio     Capital Ratio    Capital Ratio
-------------------------------------------------------------------------
Company                      7.93%          9.35%            10.81%
Well-capitalized             5.00%          6.00%            10.00%
Adequately
   capitalized               4.00%          4.00%             8.00%

     The Company's leverage ratio was 7.93% at December 31, 1999, compared to 7.97% at December 31, 1998. At December 31, 1999, the Company's risk-based capital ratios were 9.35% for Tier 1 risk-based capital and 10.81% for total risk-based capital, compared to 10.03% and 12.74%, respectively, as of December 31, 1998.

     In addition, at December 31, 1999, each of the Banks had levels of capital that exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios of the Company and each of the Banks, see Note 17 of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative and Qualitative Disclosures about Market Risk

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and its allowance for loan losses, see "--Allowance for Loan Losses" herein.

     Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio values and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net portfolio value and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in not portfolio value in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to not portfolio value and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, lengthen the effective maturities of certain interest-earning assets, and shorten the effective maturities of certain interest-bearing liabilities. The Company has focused its investment activities on securities with generally medium-term (8 years to 12 years) maturities or average lives. The Company has utilized short-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities. In addition, the Company has utilized an interest rate swap to manage the interest rate risk of the TPS II securities. This interest rate swap is not an "ineffective hedge" and is accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in net portfolio value for these rate shock levels as of December 31, 1999. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.


                                                         Projected Change
Change in                                        ----------------------------------
Interest Rates
(Dollars in thousands)             Net Portfolio     Dollars         Percentage
                                      Value
-----------------------------------------------------------------------------------
100 basis point rise                 $365,830       $  7,770               2.2%
Base scenario                         358,020              -               0.0%
100 basis point decline               350,469         (7,591)             -2.1%

     The preceding table indicates that at December 31, 1999, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's net portfolio value would be expected to decrease. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

     Net portfolio value is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Computation of forecasted effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of net portfolio value. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the net portfolio value. Certain assets, such as adjustable-rate loans, which represent one of the Company's loan products, have features which restrict changes in interest rate on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the net portfolio value. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of significant interest rate increases.

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

     The following table shows interest sensitivity gaps for different intervals as of December 31, 1999:



                                                       Immediate           2 Days To          7 Months to         1 Year to
(Dollars in thousands)                                 or One Day           6 Months          12 Months            3 Years
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                               $       794        $      --          $      --            $      --
Short term investments                                    191,700               --                 --                   --
Investment securities                                        --               69,990             22,820               94,409
Other securities                                             --                 --                 --                   --
Loans                                                     919,796            495,126             39,254              108,174
Loan losses/unearned fees                                    --                 --                 --                   --
Other assets                                                 --                 --                 --                   --
                                                      ----------------------------------------------------------------------
  Total assets                                        $ 1,112,290        $   565,116        $    62,074          $   202,583
                                                      ======================================================================

Liabilities and Equity
Deposits                                              $ 1,379,955        $   397,609        $    54,834          $     8,203
Other borrowings                                             --               47,100               --                   --
Subordinated debt                                            --                 --                 --                   --
Trust preferred securities                                   --                 --                 --                   --
Other liabilities                                            --                 --                 --                   --
Shareholders' equity                                         --                 --                 --                   --
                                                      ----------------------------------------------------------------------
Total liabilities and equity                          $ 1,379,955        $   444,709        $    54,834          $     8,203
                                                      ----------------------------------------------------------------------
Gap                                                   $  (267,665)       $   120,407        $     7,240          $   194,380
Cumulative Gap                                        $  (267,665)       $  (147,258)       $  (140,018)         $    54,362
Cumulative Gap/total assets                               -10.20%             -5.61%             -5.33%                 2.07%


                                                                                                   Total
                                                     4 Years      More than      Total Rate       Non-Rate
(Dollars in thousands)                              to 5 Years      5 Years       Sensitive      Sensitive        Total
-----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                            $    --       $     --      $       794     $   94,622    $    95,416
Short term investments                                  --             --          191,700           --          191,700
Investment securities                                 53,739        238,113        479,071           --          479,071
Other securities                                        --             --             --           20,540         20,540
Loans                                                 76,025        121,626      1,760,001           --        1,760,001
Loan losses/unearned fees                               --             --             --          (44,716)       (44,716)
Other assets                                            --             --             --          122,953        122,953
                                                   ---------------------------------------------------------------------
  Total assets                                     $ 129,764     $  359,739    $ 2,431,566     $  193,399    $ 2,624,965
                                                   ---------------------------------------------------------------------
Liabilities and Equity
Deposits                                           $     734     $       30    $ 1,841,365     $  459,523    $ 2,300,888
Other borrowings                                      22,000           --           69,100           --           69,100
Subordinated debt                                       --             --             --             --             --
Trust preferred securities                              --           50,000         50,000           --           50,000
Other liabilities                                       --             --             --           44,222         44,222
Shareholders' equity                                    --             --             --          160,755        160,755
                                                   ---------------------------------------------------------------------
Total liabilities and equity                       $  22,734     $   50,030    $ 1,960,465     $  664,500    $ 2,624,965
                                                   ---------------------------------------------------------------------
Gap                                                $ 107,030     $  309,709    $   471,101     $ (471,101)          --
Cumulative Gap                                     $ 161,392     $  471,101    $   471,101     $     --             --
Cumulative Gap/total assets                             6.15%         17.95%         17.95%          --             --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The foregoing table indicates that the Company had a one year gap of $(140.0) million, or (5.33)%of total assets, at December 31, 1999. In theory, this would indicate that at December 31, 1999, $140.0 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of December 31, 1999, the analysis indicates that the Company's net interest income would increase a maximum of 14.1% if rates rose 200 basis points immediately and would decrease a maximum of 13.6% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

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

Year 2000 State of Readiness

     The Company's mission critical systems successfully responded to the century date change. Accordingly, the Company's core banking systems, including the application software for its deposit, loan and trust computer systems, as well as the electronic funds transfers system with the Federal Reserve, are fully operational and accurately processing customer information and transactions. The Company will continue to monitor its systems and those of its vendors and suppliers over the coming months.

Recent Events

     On January 31, 2000, the company Mt. Diablo Bancshares ("MD Bancshares"), the former holding company of Mt. Diablo National Bank ("MDNB"), merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of MD Bancshares were converted into an aggregate of 1,395,499 shares of Greater Bay's stock. The stock was issued to MD Bancshares' shareholders in a tax-free exchange. The transaction will be accounted for as a pooling-of-interests. The financial information presented herein has not been restated to reflect the merger with MD Bancshares on a pooling-of-interests basis. As of December 31, 1999, MD Bancshares has $220.5 million in assets, $205.5 million in deposits and $12.8 million in shareholders' equity. MDNB has offices located in Danville, Pleasanton and Lafayette, California.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On December 14, 1999, Greater Bay and Coast Bancorp the holding company of Coast Commercial Bank ("CCB"), a California state chartered bank signed a definitive agreement for a merger between the two companies. The agreement provides for Coast Bancorp shareholders to receive approximately 3,105,000 shares of Greater Bay stock, subject to certain adjustments based on movements in Greater Bay's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the second quarter of 2000, subject to regulatory and shareholder approvals. As of December 31, 1999, Coast Bancorp had $370.0 million in assets, $300.6 million in deposits and $33.0 million in shareholders' equity. CCB's offices are located in Aptos, Capitola, Santa Cruz, Scotts Valley and Watsonville, California.

     On January 26, 2000, the Company, the Bank of Santa Clara ("BSC") and GBB Merger Corp. signed a definitive agreement for a merger between BSC and GBB Merger Corp., as a result of which BSC will become a wholly owned subsidiairy of Greater Bay. The agreement provides for BSC shareholders to receive approximately 2,017,000 shares of Greater Bay stock subject to certain adjustments based on movements in Greater Bay's stock price in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the second quarter of 2000 subject to regulatory and shareholders approvals. As of December 31, 1999, BSC had $326.9 million in assets, $293.7 million in deposits and $31.4 million in shareholders' equity. BSC has offices in Milpitas, San Jose, Santa Clara and Sunnyvale, California.

     Assuming the acquisitions of MD Bancshares, Coast Bancorp and BSC had been completed on December 31, 1999, Greater Bay would have had proforma assets of $3.5 billion, deposits of $3.1 billion and $238.0 million of shareholders' equity on a pooled basis.

Recent Accounting Developments

     In April 1999, the Financial Accounting Standards Board ("FASB") reached tentative conclusions on the future of the pooling-of-interests method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB has issued an exposure draft during the third quarter of 1999 and expects a final standard will be issued and become effective in the fourth quarter of 2000. A portion of the Company's business strategy is to pursue acquisition opportunities so as to expand its market presence and maintain growth levels. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                       As of December 31,
                                                                                              -----------------------------------
(Dollars in thousands)                                                                             1999                  1998*
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                       $    95,416               $ 78,660
Federal funds sold                                                                                191,700                 62,800
Other short term securities                                                                        29,507                 77,576
                                                                                              -----------------------------------
       Cash and cash equivalents                                                                  316,623                219,036
Investment securities:
    Available for sale, at fair value                                                             307,840                289,291
    Held to maturity, at amortized cost (fair value 1999: $136,481
      1998: $103,028)                                                                             141,725                102,108
    Other securities                                                                               20,540                  6,013
                                                                                              -----------------------------------
       Investment securities                                                                      470,105                397,412
Total loans:
    Commercial                                                                                    758,148                501,106
    Term real estate - commercial                                                                 431,226                316,328
                                                                                              -----------------------------------
       Total commercial                                                                         1,189,374                817,434
    Real estate construction and land                                                             372,481                230,568
    Real estate other                                                                              92,688                 74,265
    Consumer and other                                                                            105,457                 91,239
    Deferred loan fees and discounts                                                               (6,681)                (4,395)
                                                                                              -----------------------------------
       Total loans, net of deferred fees                                                        1,753,319              1,209,111
    Allowance for loan losses                                                                     (38,035)               (24,359)
                                                                                              -----------------------------------
       Total loans, net                                                                         1,715,284              1,184,752
Property, premises and equipment                                                                   18,589                 13,329
Interest receivable and other assets                                                              104,364                 67,862
                                                                                              -----------------------------------
                Total assets                                                                  $ 2,624,965            $ 1,882,391
                                                                                              ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                                                $ 2,300,888            $ 1,602,342
Other borrowings                                                                                   69,100                 83,429
Subordinated debt                                                                                     -                    3,000
Other liabilities                                                                                  44,222                 25,184
                                                                                              -----------------------------------
              Total liabilities                                                                 2,414,210              1,713,955
                                                                                              -----------------------------------

Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trusts holding solely junior subordinated debentures                    50,000                 50,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Preferred stock, no par value: 4,000,000 shares authorized;
      none issued                                                                                     -                      -
    Common stock, no par value: 24,000,000 shares authorized;
      12,806,115 and 11,743,127 shares issued and outstanding as of
      December 31, 1999 and 1998, respectively                                                     92,096                 66,711
    Accumulated other comprehensive (loss)                                                         (4,748)                   (59)
    Retained earnings                                                                              73,407                 51,784
                                                                                              -----------------------------------
              Total shareholders' equity                                                          160,755                118,436
                                                                                              -----------------------------------
                Total liabilities and shareholders' equity                                    $ 2,624,965            $ 1,882,391
                                                                                              ===================================

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Years Ended December 31,
                                                                                           ---------------------------------------
(Dollars in thousands, except per share amounts)                                              1999          1998*          1997*
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                                          $ 136,828     $ 102,092       $ 85,415
Interest on investment securities:
    Taxable                                                                                   22,586        19,303         10,301
    Tax - exempt                                                                               3,681         2,440          1,356
                                                                                           ---------------------------------------
          Total interest on investment securities                                             26,267        21,743         11,657
Other interest income                                                                         12,255        11,163          9,948
                                                                                           ---------------------------------------
    Total interest income                                                                    175,350       134,998        107,020
                                                                                           ---------------------------------------

INTEREST EXPENSE
Interest on deposits                                                                          63,110        46,410         36,426
Interest on long term borrowings                                                               7,714         6,752          2,165
Interest on other borrowings                                                                     794         1,497          1,378
                                                                                           ---------------------------------------
          Total interest expense                                                              71,618        54,659         39,969
                                                                                           ---------------------------------------
             Net interest income                                                             103,732        80,339         67,051
Provision for loan losses                                                                     12,249         6,369          7,078
                                                                                           ---------------------------------------
             Net interest income after provision for loan losses                              91,483        73,970         59,973
                                                                                           ---------------------------------------

OTHER INCOME
Trust fees                                                                                     2,990         2,473          2,049
Loan and international banking fees                                                            2,833         1,303          1,404
Service charges and other fees                                                                 2,711         2,056          2,100
ATM network revenue                                                                            2,110         1,966          2,057
Gain on sale of SBA loans                                                                      1,010         1,125            940
Gain (loss) on investments, net                                                                  (19)          374             (8)
Warrant income, net                                                                           14,508           945          1,162
Other income                                                                                   5,684           419            325
                                                                                           ---------------------------------------
      Total                                                                                   31,827        10,661         10,029
                                                                                           ---------------------------------------
OPERATING EXPENSES
Compensation and benefits                                                                     35,316        28,822         25,833
Occupancy and equipment                                                                       11,256         7,859          6,892
Contribution to the GBB Foundation and related expenses, net                                  12,160         1,341              -
Merger and other related nonrecurring costs                                                   10,331         2,661          3,333
Recovery of legal settlement                                                                       -             -         (1,700)
Other expenses                                                                                14,587        14,071         12,839
                                                                                           ---------------------------------------
      Total operating expenses                                                                83,650        54,754         47,197
                                                                                           ---------------------------------------
             Net income before provision for income taxes and
                extraordinary items                                                           39,660        29,877         22,805
Provision for income taxes                                                                    11,861         9,719          8,320
                                                                                           ---------------------------------------

             Net income before extraordinary items                                            27,799        20,158         14,485
Extraordinary items                                                                              (88)            -              -
                                                                                           ---------------------------------------
             Net income                                                                    $  27,711      $ 20,158       $ 14,485
                                                                                           =======================================

Net income per share - basic**                                                             $    2.28        $ 1.69         $ 1.29
                                                                                           =======================================

Net income per share - diluted**                                                           $    2.17        $ 1.59         $ 1.21
                                                                                           =======================================

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.
**Restated to reflect 2-for-1 stock split declared for shareholders of record at April 30, 1998.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                    Years Ended December 31,
                                                                                         -----------------------------------------
(Dollars in thousands)                                                                       1999           1998*           1997*
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $ 27,711        $ 20,158       $ 14,485
                                                                                           ---------------------------------------
Other comprehensive income:
      Unrealized gains on securities:
             Unrealized holding gains (losses) arising during period (net of taxes of $(11,083), $133, and $248 for the years ended
                  December 31, 1999, 1998 and 1997, respectively)                           (15,274)            184            329
             Less: reclassification adjustment for gains (losses) included in net income (net of taxes of $6,085, $154  and $(3) for the years ended December 31, 1999, 1998  and 1997,
                  respectively)                                                               8,404             220             (5)
                                                                                           ----------------------------------------
      Net change                                                                             (6,870)            404            324

      Cash flow hedge:
             Cumulative transition effect of adopting SFAS No. 133
                  (net of taxes of $(744)) as of October 1, 1998                                  -          (1,063)             -
             Change in market value of hedge during the period
                  (net of taxes of $1,092 and $294 for the years ended December 31,
                  1999 and 1998, respectively)                                                2,325             418              -
             Less: reclassification adjustment for swap settlements
                  in net income (net of taxes of $(60) and $(23) for the years ended
                  December 31, 1999 and 1998, respectively)                                    (144)            (32)             -
                                                                                           ----------------------------------------
      Net change                                                                              2,181            (677)             -

            Other comprehensive income (loss)                                                (4,689)           (273)           324
                                                                                           ----------------------------------------

                 Comprehensive income                                                      $ 23,022        $ 19,885       $ 14,809
                                                                                           ========================================

* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interest basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Common Stock       Accumulated Other                 Total
For the years ended December 31, 1999, 1998 and 1997              ----------------------   Comprehensive    Retained  Shareholders'
(Dollars in thousands, except per share amounts)                   Shares**     Amount     Income (Loss)    Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Greater Bay Bancorp, prior to pooling                              6,477,774    $ 34,884    $     71         $ 9,727    $ 44,682
Shares issued to Peninsula Bank of Commerce
  shareholders                                                     1,295,216       7,141         -               -         7,141
Peninsula Bank of Commerce retained earnings prior to
  pooling                                                                -           -           (53)          6,186       6,133
Shares issued to Pacific Rim Bancorporation
  shareholders                                                       950,748       8,000         -               -         8,000
Pacific Rim Bancorporation retained earnings prior to
  pooling                                                                -           -          (108)            879         771
Shares issued to Pacific Business Funding Corporation
  shareholders                                                       298,000          51         -               -            51
Pacific Business Funding Corporation retained earnings prior to
  pooling                                                                -           -           -                59          59
Shares issued to Bay Area Bancorp shareholders                     1,164,427       4,143         -               -         4,143
Bay Area Bancorp retained earnings prior to pooling                      -           -            (5)          5,143       5,138
Shares issued to Bay Commercial Services shareholders                735,723       3,662         -               -         3,662
Bay Commercial Services retained earnings prior to pooling               -           -           (15)          5,771       5,756
                                                                 ---------------------------------------------------------------

     Balance, December 31, 1996, restated to reflect pooling      10,921,888      57,881        (110)         27,765      85,536

Net income                                                               -           -           -            14,485      14,485
Other comprehensive income, net of taxes                                 -           -           324             -           324
Stock options exercised, including related tax benefit               408,626       2,646         -               -         2,646
Stock issued in Employee Stock Purchase Plan                          30,320         347         -               -           347
401(k) employee stock purchase                                        36,152         531         -               -           531
Stock repurchase                                                           6         (89)        -               -           (89)
Pacific Business Funding Corporation distribution                        -           -           -              (208)       (208)
Cash dividend $0.43 per share***                                         -           -           -            (4,871)     (4,871)
                                                                 ---------------------------------------------------------------

     Balance, December 31, 1997*                                  11,396,992      61,316         214          37,171      98,701

Net income                                                               -           -           -            20,158      20,158
Other comprehensive loss, net of taxes                                   -           -          (273)            -          (273)
Stock options exercised, including related tax benefit               283,396       3,822         -               -         3,822
Stock issued in Employee Stock Purchase Plan                          29,670         656         -               -           656
401(k) employee stock purchase                                        36,483       1,060         -               -         1,060
Stock repurchase                                                      (3,414)       (143)        -               -          (143)
Pacific Business Funding Corporation distribution                        -           -           -            (1,163)     (1,163)
Cash dividend $0.37 per share***                                         -           -           -            (4,382)     (4,382)
                                                                 ---------------------------------------------------------------

     Balance, December 31, 1998*                                  11,743,127      66,711         (59)         51,784     118,436

Net income                                                               -           -           -            27,711      27,711
Other comprehensive loss, net of taxes                                   -           -        (4,689)            -        (4,689)
Stock options exercised, including related tax benefit               443,283       4,023         -               -         4,023
Stock issued in Employee Stock Purchase Plan                          41,651       1,031         -               -         1,031
401(k) employee stock purchase                                        38,005       1,205         -               -         1,205
Stock issued in Dividend Reinvestment Plan                             5,049         171         -               -           171
Pacific Business Funding Corporation distribution                        -           -           -               (40)        (40)
Stock issued through private placement                               535,000      18,961         -               -        18,961
BAB Merger                                                               -            (6)        -               -            (6)
Cash dividend $0.50 per share***                                         -           -           -            (6,048)     (6,048)
                                                                 ---------------------------------------------------------------
     Balance, December 31, 1999                                  $12,806,115    $ 92,096    $ (4,748)       $ 73,407    $160,755
                                                                 ===============================================================

* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

** Restated to reflect 2-for-1 stock split declared for shareholders of record at April 30, 1998.

*** Excluding dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay. Greater Bay paid dividends of $0.48, $0.38 and $0.30 per share on December 31, 1999, 1998 and 1997, respectively. In 1999, Bay Area Bancshares declared dividends of $0.11 per share. In 1998, Bay Area Bancshares declared dividends of $0.41 per share, Bay Commercial Services declared dividends of $0.40 per share and Pacific Business Funding Corporation made a distribution of $1.2 million to its shareholders. In 1997, Bay Area Bancshares declared dividends of $0.37 per share, Bay Commercial Services declared dividends of $0.30 per share, Peninsula Bank of Commerce declared an annual dividend of $3.20 per share, Pacific Rim Bancorporation declared and paid a dividend of $100,000 to its sole shareholder and Pacific Business Funding Corporation made a distribution of $208,000 to its shareholders.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                         --------------------------------------------------------
(Dollars in thousands)                                                         1999                1998*              1997*
---------------------------------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                                     $ 27,711            $ 20,158           $ 14,485
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                    14,994               6,552              8,429
    Depreciation and amortization                                                 5,275               2,323              2,200
    Deferred income taxes                                                        (6,328)             (3,308)            (4,258)
    (Gain) loss on sale of investments, net                                          19                (374)                 8
    Changes in:
        Accrued interest receivable and other assets                            (22,736)            (10,422)            (5,430)
        Accrued interest payable and other liabilities                           21,634               6,470              5,763
        Deferred loan fees and discounts, net                                     2,286                 503                276
                                                                       -----------------    ----------------   ----------------
Operating cash flows, net                                                        42,855              21,902             21,473
                                                                       -----------------    ----------------   ----------------

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
    Held to maturity                                                             78,770              66,495             31,475
    Available for sale                                                           45,707             546,215             85,442
Purchase of investment securities:
    Held to maturity                                                            (95,041)           (101,436)           (16,836)
    Available for sale                                                         (123,613)           (841,025)          (210,297)
    Other securities                                                            (14,527)             (3,760)              (682)
Proceeds from sale of available for sale securities                              25,351             195,863             15,595
Loans, net                                                                     (546,494)           (297,846)          (197,143)
Purchase of property, premises and equipment                                     (6,735)             (2,190)            (2,943)
Investment in other real estate owned                                                 -               1,303               (500)
Purchase of insurance policies                                                   (9,206)            (23,480)                 -
                                                                       -----------------    ----------------   ----------------
Investing cash flows, net                                                      (645,788)           (459,861)          (295,889)
                                                                       -----------------    ----------------   ----------------

Cash flows - financing activities
Net change in deposits                                                          698,546             322,633            282,317
Net change in other borrowings - short term                                     (15,569)            (21,451)            12,831
Proceeds from other borrowings - long term                                        2,015              70,000              3,025
Principal repayment - long term borrowings                                       (3,775)             (2,265)              (865)
Proceeds from company obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely junior
  subordinated debentures                                                             -              30,000             20,000
Proceeds from sale of common stock                                               25,351               4,232              3,551
Cash dividends                                                                   (6,048)             (4,382)            (4,871)
                                                                       -----------------    ----------------   ----------------
Financing cash flows, net                                                       700,520             398,767            315,988
                                                                       -----------------    ----------------   ----------------

Net change in cash and cash equivalents                                          97,587             (39,192)            41,572
Cash and cash equivalents at beginning of period                                219,036             258,228            216,656
                                                                       -----------------    ----------------   ----------------
Cash and cash equivalents at end of period                                    $ 316,623           $ 219,036          $ 258,228
                                                                       =================    ================   ================

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                   $ 77,483            $ 53,385           $ 39,612
                                                                       =================    ================   ================
    Income taxes                                                                $ 9,414            $ 12,485           $ 13,017
                                                                       =================    ================   ================
Non-cash transactions:
    Additions to other real estate owned                                            $ -               $ 450            $ 1,723
                                                                       =================    ================   ================
Transfer of appreciated securities to Greater Bay
  Bancorp Foundation                                                              $ 560             $ 1,341                $ -
                                                                       =================    ================   ================

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998 and 1997

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations

    Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company" on a consolidated basis) is a bank holding company operating Bay Area Bank ("BAB"), Bay Bank of Commerce ("BBC"), Cupertino National Bank ("CNB"), Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank ("MPB") and Peninsula Bank of Commerce ("PBC"). The Company also owns GBB Capital I and GBB Capital II, both of which are Delaware statutory business trusts, which were formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities ("TPS"). Greater Bay also includes the operating divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and the Venture Banking Group. The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout Silicon Valley, the San Francisco Peninsula and the East Bay Region, with 18 offices located in Cupertino, Fremont, Hayward, Millbrae, Palo Alto, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara and Walnut Creek.

    All of the Company's mergers were accounted for as a pooling-of-interests and, accordingly, all of the financial information for the Company for the periods prior to the mergers had been restated as if the mergers has occurred at the beginning of the earliest reporting period presented.

Years Ended December 31, 1999, 1998 and 1997

Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Greater Bay and its wholly owned subsidiaries, BAB, BBC, CNB, Golden Gate, MPB, PBC, GBB Capital I and GBB Capital II and its operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and agency securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. As discussed in Note 7, PBC holds $111.1 million in one demand deposit account whose funds are comprised of proceeds from a lawsuit settlement. Due to the uncertainty of the time this special deposit (the "Special Deposit") will remain with PBC, management has invested a significant portion of the proceeds in agency securities with maturities of less than 90 days. These securities have been classified as cash and equivalents. BAB, BBC, CNB, Golden Gate, MPB and PBC are required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of their deposit accounts. At December 31, 1999, the required combined reserves totaled approximately $845,000.

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

     A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Required investments in Federal Reserve Bank and Federal Home Loan Bank stocks for the Bank's are recorded at cost.

Years Ended December 31, 1999, 1998 and 1997

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


Allowance for Loan Losses

     The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 ("SFAS No. 114 and No. 118"), on January 1, 1995. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, 1) the present value of expected cash flows at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral of the loan. In general, these statements are not applicable to large groups of smaller-balance loans that are collectively evaluated for impairment such as credit cards, residential mortgage, consumer installment loans and certain small business loans. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans.

Years Ended December 31, 1999, 1998 and 1997

     The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known losses in the loan portfolio. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.

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

     Buildings                 40 years
     Building improvements     10 years
     Furniture and fixtures     7 years
     Automobiles                5 years
     Computer equipment     2 - 5 years
     Other equipment        2 - 7 years

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

Years Ended December 31, 1999, 1998 and 1997

Derivatives and Hedging Activities

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective October 1, 1998. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $1.1 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. There were no net gains or losses on derivatives that had been previously deferred or gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

     When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item;
(2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In these situations where hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. All gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon the discontinuance of hedge accounting.

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

                                                                                                        Accumulated
                                                                                                           Other
                                                               Unrealized Gains      Cash Flow         Comprehensive
(Dollars in thousands)                                          on Securities          Hedges          Income (Loss)
--------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997                                       $    214           $   -              $    214
  Other comprehensive income (loss) in 1998                            404              (677)               (273)
                                                               -----------------------------------------------------
Balance - December 31, 1998                                            618              (677)                (59)
  Other comprehensive income (loss) in 1999                         (6,870)            2,181              (4,689)
                                                               -----------------------------------------------------

Balance - December 31, 1999                                       $ (6,252)          $ 1,504            $ (4,748)
                                                               =====================================================

Years Ended December 31, 1999, 1998 and 1997

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 1999, 1998 and 1997.


                                                                          For the year ended December 31, 1999
                                                               -----------------------------------------------------
                                                                  Income           Shares               Per Share
(Dollars in thousands, except per share amounts)                  (Numerator)      (Denominator)        Amount
--------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 27,711

Basic net income per share:
   Income available to common shareholders                           27,711        12,146,000         $ 2.28

Effect of dilutive securities:
   Stock options                                                        -             648,000              -
                                                                   -------------------------------------------------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                         $ 27,711        12,794,000         $ 2.17
                                                                   ================================================


                                                                       For the year ended December 31, 1998
                                                               ----------------------------------------------------
                                                                Income           Shares               Per Share
(Dollars in thousands, except per share amounts)                (Numerator)      (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 20,158

Basic net income per share:
   Income available to common shareholders                          20,158       11,927,000           $ 1.69

Effect of dilutive securities:
   Stock options                                                       -            756,000               -
                                                                  -------------------------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                        $ 20,158       12,683,000           $ 1.59
                                                                  =================================================


                                                                         For the year ended December 31, 1997
                                                               ----------------------------------------------------
                                                                Income          Shares               Per Share
(Dollars in thousands, except per share amounts)                (Numerator)     (Denominator)        Amount
-------------------------------------------------------------------------------------------------------------------
Net income                                                       $ 14,485

Basic net income per share:
   Income available to common shareholders                         14,485        11,243,000          $ 1.29

Effect of dilutive securities:
   Stock options                                                      -             696,000              -
                                                                 --------------------------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                       $ 14,485        11,939,000          $ 1.21
                                                                 ==================================================

Years Ended December 31, 1999, 1998 and 1997

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

NOTE 2-MERGERS

Completed Mergers

     On January 31, 2000, Mt. Diablo Bancshares ("MD Bancshares"), the former holding company of Mt. Diablo National Bank ("MDNB"), merged with and into Greater Bay Company. Upon consummation of the merger, the outstanding shares of MD Bancshares were converted into an aggregate of 1,395,499 shares of Greater Bay's stock. The stock was issued to MD Bancshares' shareholders in a tax-free exchange. The transaction will be accounted for as a pooling-of-interests. The financial information presented herein has not been restated to reflect the merger with MD Bancshares on a pooling-of-interests basis.

     On October 15, 1999, Bay Commercial Services ("BCS"), the parent of Bay Bank of Commerce, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of BCS were converted into an aggregate of 907,240 shares of Greater Bay's stock. The stock was issued to former BCS shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

    On May 21, 1999, Bay Area Bancshares ("BA Bancshares"), the former holding company of Bay Area Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of BAB were converted into an aggregate of 1,399,321 shares of Greater Bay's stock. The stock was issued to former BA Bancshares shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

     On August 31, 1998, Pacific Business Funding Corporation ("PBFC"), an asset-based specialty finance company merged with and into the Company. Upon consummation of the merger, the outstanding shares of PBFC were converted into an aggregate of 298,000 shares of the Company's stock. The stock was issued to former PBFC shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

     On May 8, 1998, Pacific Rim Bancorporation ("PRB"), the former holding company of Golden Gate, merged with and into a subsidary of Greater Bay. Upon consummation of the merger, the outstanding shares of PRB were converted into an aggregate of 950,748 shares of Greater Bay's stock. The stock was issued to former PRB's sole shareholder in a tax-free exchange accounted for as a pooling-of-interests.

     On December 23, 1997, PBC merged with a subsidary of Greater Bay. Upon consummation of the merger, the outstanding shares of PBC were converted into an aggregate of 1,328,000 shares (as adjusted to reflect the 2-for-1 stock split) of Greater Bay's stock. The stock was issued to former PBC shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

Pending Mergers (unaudited)

     On December 14, 1999, Greater Bay and Coast Bancorp, the holding company of Coast Commercial Bank ("CCB"), a California state chartered bank, signed a definitive agreement for a merger between the two companies. The agreement provides for Coast Bancorp shareholders to receive approximately 3,105,000 shares of Greater Bay stock subject to certain adjustments based on movements in the Company's stock price, in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the second quarter of 2000 subject to regulatory and shareholder approvals. As of and for the year ended December 31, 1999, Coast Bancorp had $17.2 million in net interest income, $4.4 million in net income, $370.0 million in assets, $300.6 million in deposits and $33.0 million in shareholders' equity.

     On January 26, 2000, Greater Bay, Bank of Santa Clara ("BSC") and GBB Merger Corp. signed a definitive agreement for a merger between BSC and GBB Merger Corp., as a result of which BSC will become a wholly owned subsidiary of Greater Bay. The agreement provides for BSC shareholders to receive approximately 2,017,000 shares of Greater Bay stock subject to certain adjustments based on movements in Greater Bay's stock price in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the second quarter of 2000 subject to regulatory and shareholder approvals. As of and for the year ended December 31, 1999, BSC had $20.0 million in net interest income, $6.9 million in net income, $326.9 million in assets, $293.7 million in deposits and $31.4 million in shareholders' equity.

Years Ended December 31, 1999, 1998 and 1997

     The following table sets forth the separate results of operations for Greater Bay, BA Bancshares, BCS, PBFC, PRB and MD Bancshares for the periods indicated:



Year ended
 December 31,                    Net Interest Income            Net Income
-------------                    -------------------            ----------

                                             (Dollars in thousands)
   1999
  -----
Greater Bay                          $ 103,732                    $ 27,711
MD Bancshares                           10,009                       2,827
                                     ---------                    --------
     Combined                        $ 113,741                    $ 30,538
                                     =========                    ========

    1998
    ----
Greater Bay                          $  65,448                    $ 16,578
BA Bancshares                            8,170                       2,365
Bay Commercial Services                  6,107                       1,215
                                     ---------                    --------
     Subtotal                           79,725                      20,158
MD Bancshares                            7,363                       1,396
                                     ---------                    --------
     Combined                        $  87,088                    $ 21,554
                                     =========                    ========

    1997
    ----
Greater Bay                          $  47,776                    $ 10,013
PRB                                      4,750                         996
PBFC                                     1,942                         610
BA Bancshares                            6,781                       1,805
Bay Commercial Services                  5,389                       1,062
                                     ---------                    --------
     Subtotal                           66,638                      14,486
MD Bancshares                            4,295                         714
                                     ---------                    --------
     Combined                        $  70,933                    $ 15,200
                                     =========                    ========

     Assuming the acquisitions of MD Bancshares, Coast Bancorp and BSC had been completed at December 31, 1999, Greater Bay would have had, on a pooled basis, 1999 proforma net interest income of $150.9 million and net income on a pooled basis of $41.8 million.

     In all mergers, certain reclassifications were made to conform to the Company's financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

Years Ended December 31, 1999, 1998 and 1997

     The following table sets forth the composition of the operations of the Company and BCS, BA Bancshares, PBFC, PBC, PRB and MD Bancshares for the periods indicated.


                                   MD Bancshares                    BCS                   BA Bancshares               PBFC
                                Twelve months ended          Nine months ended         Three months ended       Six months ended
(Dollars in thousands)           December 31, 1999           September 30, 1999          March 31, 1999            June 30, 1998
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income:
   Greater Bay Bancorp               $ 103,732                    $ 68,498                 $ 18,360                  $ 30,077
   Acquired Entity                      10,009                       2,007                    2,180                     1,154
                                     ----------                   ---------                --------                  --------
     Combined                        $ 113,741                    $ 70,505                 $ 20,540                  $ 31,231
                                     ----------                   ---------                --------                  --------

Net Income:
   Greater Bay Bancorp               $  27,711                    $ 17,033                 $  5,058                  $  6,628
   Acquired Entity                       2,827                         486                      644                       344
                                     ----------                   ---------                --------                  --------
      Combined                       $  30,538                    $ 17,519                 $  5,702                  $  6,972
                                     ----------                   ---------                --------                  --------

                                                         PRB                            PBC
                                                  Three months ended             Nine months ended
                                                    March 31, 1998               September 30, 1997
                                               --------------------------------------------------------
Net Interest Income:
   Greater Bay Bancorp                                 $ 13,366                      $ 27,922
   Acquired Entity                                        1,285                         6,851
                                                       --------                      --------
     Combined                                          $ 14,651                      $ 34,773
                                                       --------                      --------
Net Income:
   Greater Bay Bancorp                                 $  3,646                       $ 6,097
   Acquired Entity                                           60                         2,573
      Combined                                         --------                       -------
                                                       $  3,706                       $ 8,670
                                                       --------                       -------

     There were no significant transactions between the Company and any of the acquired entities prior to the mergers. All intercompany transactions have been eliminated.

Years Ended December 31, 1999, 1998 and 1997

NOTE 3-INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities is summarized below:

                                                                             Gross           Gross
As of December 31, 1999                                     Amortized      Unrealized      Unrealized        Fair
(Dollars in thousands)                                         Cost           Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations                                $   6,151       $     -      $     (65)      $   6,086
   U.S. agency notes                                           16,784             -           (641)         16,143
   Mortgage-backed securities                                 168,733             -         (4,946)        163,787
   Tax-exempt securities                                       33,428            53         (2,186)         31,295
   Corporate securities                                       101,469             -        (10,940)         90,529
                                                            ------------------------------------------------------
      Total securities available for sale                     326,565            53        (18,778)        307,840
                                                            ------------------------------------------------------

HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations                                      500             -              -             500
   U.S. agency notes                                           29,482             -           (667)         28,815
   Mortgage-backed securities                                  59,524            28         (2,018)         57,534
   Tax-exempt securities                                       52,219           123         (2,710)         49,632
                                                            ------------------------------------------------------
      Total securities held to maturity                       141,725           151         (5,395)        136,481
                                                            ------------------------------------------------------

Other securities                                               12,397         8,143              -          20,540
                                                            ------------------------------------------------------
        Total investment securities                         $ 480,687       $ 8,347      $ (24,173)      $ 464,861
                                                            ======================================================


                                                                             Gross           Gross
As of December 31, 1998                                     Amortized      Unrealized      Unrealized       Fair
(Dollars in thousands)                                         Cost           Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations                                $   4,408       $    26         $    -       $   4,434
   U.S. agency notes                                           31,125            23             (8)         31,140
   Mortgage-backed securities                                 164,578         1,081            (81)        165,578
   Tax-exempt securities                                       32,952           563              -          33,515
   Corporate securities                                        55,168            60           (604)         54,624
                                                            -------------------------------------------------------
      Total securities available for sale                     288,231         1,753           (693)        289,291
                                                            -------------------------------------------------------

HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations                                    1,764             2             (2)          1,764
   U.S. agency notes                                           28,495            22            (58)         28,459
   Mortgage-backed securities                                  37,967           174           (207)         37,934
   Tax-exempt securities                                       33,882         1,004            (15)         34,871
                                                            -------------------------------------------------------
      Total securities held to maturity                       102,108         1,202           (282)        103,028
                                                            -------------------------------------------------------
Other securities                                                6,013             -              -           6,013
                                                            -------------------------------------------------------
            Total investment securities                     $ 396,352       $ 2,955         $ (975)      $ 398,332
                                                            =======================================================

Years Ended December 31, 1999, 1998 and 1997

     The following table shows amortized cost and estimated fair value of the Company's investment securities by year of maturity as of December 31, 1999.


                                                                              2001           2005
                                                                            Through        Through        2010 and
(Dollars in thousands)  (1)                                      2000         2004           2009        Thereafter         Total
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
   U.S. Treasury obligations                                  $   100      $  6,051       $    -         $     -         $   6,151
   U.S. agency notes (2)                                            -         7,002          9,783             -            16,785
   Mortgage-backed securities (3)                               1,023         6,882          5,734         155,094         168,734
   Tax-exempt securities                                          211         3,197          2,646          27,374          33,427
   Corporate securities                                           996           -              -           100,474         101,470
                                                              ---------------------------------------------------------------------
      Total securities available for sale                       2,330        23,132         18,163         282,942         326,567
                                                              ---------------------------------------------------------------------
   Fair value                                                 $ 2,303      $ 22,827       $ 17,512       $ 265,197       $ 307,839
                                                              ---------------------------------------------------------------------

HELD TO MATURITY SECURITIES:
   U.S. Treasury obligations                                      500           -              -               -               500
   U.S. agency notes (2)                                        2,000        23,993          3,490             -            29,483
   Mortgage-backed securities (3)                                  75         2,082          9,082          48,285          59,524
   Tax-exempt securities                                          996         3,130         11,670          36,422          52,218
                                                              ---------------------------------------------------------------------
      Total securities held to maturity                         3,571        29,205         24,242          84,706         141,725
                                                              ---------------------------------------------------------------------
   Fair value                                                   3,564        28,616         23,661          80,640         136,481
                                                              ---------------------------------------------------------------------

COMBINED INVESTMENT SECURITIES PORTFOLIO:
   Total investment securities                                $ 5,901      $ 52,338       $ 42,405       $ 367,648       $ 468,292
                                                              ---------------------------------------------------------------------
   Total fair value                                           $ 5,867      $ 51,443       $ 41,173       $ 345,837       $ 444,320
                                                              ---------------------------------------------------------------------
   Weighted average yield-total portfolio                       5.78%         5.99%          6.78%           7.35%           7.12%

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

Years Ended December 31, 1999, 1998 and 1997

     Investment securities with a carrying value of $222.9 million and $127.8 million were pledged to secure deposits, borrowings and for other purposes as required by law or contract at December 31, 1999 and 1998, respectively.

     Other securities includes unsold shares received through the exercise of warrant received from clients, equity securities received in settlement of loans and, investments in the FRB and the FHLB are required in order to maintain membership and support activity levels.

     Proceeds and realized losses and gains on sales of investment securities for the years ended December 31, 1999, 1998 and 1997 are presented below:

(Dollars in thousands)                                         1999         1998            1997
-------------------------------------------------------------------------------------------------
Proceeds from sale of
 available for sale                                      $    25,351    $ 195,863       $ 15,595
 securities (1)
Available for sale
 securities-gains (losses)(2)                            $       (19)   $     374             (8)

(1) Proceeds from the sale of available for sale securities excludes $15.3 million related to the sale of equity securities classified as available for sale which were acquired through the execution of a warrant received from clients.

(2) Warrant income includes additional gains of $21.2 million related to equity securities classified as available for sale which were acquired through the execution of warrants received from clients.

NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

   The following summarizes the activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997:

(Dollars in thousands)                                         1999         1998            1997
-------------------------------------------------------------------------------------------------
Balance, January 1                                         $ 24,359     $ 19,032        $ 12,600
   Provision for loan losses (1)                             14,994        6,552           8,429
   Loan charge-offs                                          (2,619)      (1,670)         (2,105)
   Recoveries                                                 1,301          445             108
                                                   ----------------------------------------------
Balance, December 31                                       $ 38,035     $ 24,359        $ 19,032
                                                   ==============================================

(1) Includes $2.7 million and $183,000, and $1.4 million of charges in 1999, 1998 and 1997, respectively, to conform accounting practices for the Banks' reserve methodologies and is included in merger and related nonrecurring costs in the consolidated statements of operations

Years Ended December 31, 1999, 1998 and 1997

     The following table sets forth nonperforming loans as of December 31, 1999, 1998 and 1997. Nonperforming loans are defined as loans which are on nonaccrual status, loans which have been restructured, and loans which are 90 days past due but are still accruing interest. Interest income foregone on nonperforming loans totaled $234,000, $123,000, and $571,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income recognized on the nonperforming loans approximated $291,000, $80,000, and $206,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(Dollars in thousands)                                         1999         1998            1997
-------------------------------------------------------------------------------------------------
Nonaccrual loans                                            $ 4,333      $ 2,033         $ 3,784
Accruing loans past due
   90 days or more                                               10            -             158
Restructured loans                                              807          796           1,533
                                                   ----------------------------------------------
Total nonperforming loans                                   $ 5,150      $ 2,829         $ 5,475
                                                   ==============================================


     At December 31, 1999 and 1998, the recorded investment in loans, for which impairment has been recognized in accordance with SFAS No. 114 and No. 118, was approximately $1.4 million and $2.5 million, respectively, with corresponding valuation allowances of $365,000 and $802,000 respectively. For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $1.0 million and $ 4.2 million, respectively. The Company did not recognize interest income on impaired loans during the twelve months ended December 31, 1999, 1998 and 1997.

     The Company had $807,000 and $796,000 of restructured loans as of December 31, 1999 and 1998, respectively. There were no principal reduction concessions allowed on restructured loans during 1999 and 1998. Interest income from restructured loans totaled $45,000, $16,000 and $82,000 for the years ended December 31, 1999, 1998 and 1997. Foregone interest income, which totaled $0, $11,000 and $10,000 for the years ended December 31, 1999, 1998 and 1997 would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

Years Ended December 31, 1999, 1998 and 1997

NOTE 5--OTHER REAL ESTATE OWNED

     At December 31, 1999 and 1998, other real estate owned ("OREO") consisted of properties acquired through foreclosure with a carrying value of $271,000 and $966,000 million, respectively. These balances are included in interest receivable and other assets in the accompanying consolidated balance sheets. There was no allowance for estimated losses.

     The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 1999, 1998 and 1997.

(Dollars in thousands)                                     1999        1998         1997
-----------------------------------------------------------------------------------------
Real estate operations, net                                $ 50        $ 77        $ 247
Gain on sale of other real estate owned                     (37)         (1)        (124)
Provision for estimated losses                                -           -           54
                                                   --------------------------------------
Net loss from other real
  estate operations                                        $ 13        $ 76        $ 177
                                                   ======================================


NOTE 6--PROPERTY, PREMISES AND EQUIPMENT

     Property, premises and equipment at December 31, 1999 and 1998 are composed of the following:

(Dollars in thousands)                                      1999         1998
------------------------------------------------------------------------------
Land                                                    $    769     $    771
Buildings and premises                                     2,308        2,728
Leasehold improvements                                    10,594        6,247
Furniture and equipment                                   17,463       14,620
Automobiles                                                  306          339
                                                   ---------------------------
   Total                                                  31,440       24,705
Accumulated depreciation
   and amortization                                      (12,851)     (11,376)
                                                   ---------------------------
   Premises and equipment, net                          $ 18,589     $ 13,329
                                                   ===========================

     Depreciation and amortization amounted to $3.8 million, $2.2 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Years Ended December 31, 1999, 1998 and 1997

NOTE 7--DEPOSITS

     Deposits as of December 31, 1999 and 1998 are as follows:


(Dollars in thousands)                               1999             1998
----------------------------------------------------------------------------------
Demand, noninterest-bearing                         $   459,523       $   335,910
MMDA, NOW and Savings                                 1,358,780           960,152
Time certificates, $100,000 and over                    407,915           211,923
Other time certificates                                  74,670            94,357
                                               -----------------------------------
   Total deposits                                   $ 2,300,888       $ 1,602,342
                                               ===================================

     The following table sets forth the maturity distribution of time certificates of deposit at December 31, 1999.

                                                                                        December 31, 1999
                                       ---------------------------------------------------------------------------------------------
                                                                             Seven to         One to          More
                                       Three months      Four to six          twelve           three          than
(Dollars in thousands)                    or less           months            months           years       three years       Total
------------------------------------------------------------------------------------------------------------------------------------
Time deposits, $100,000 and over         $ 321,735          $ 52,084          $ 29,573        $ 4,273          $ 250      $ 407,915
Other time deposits                         38,276            17,612            13,016          5,584            182         74,670
                                       ---------------------------------------------------------------------------------------------
   Total                                 $ 360,011          $ 69,696          $ 42,589        $ 9,857          $ 432      $ 482,585
                                       =============================================================================================

     At December 31, 1999 and 1998, the Company held $111.1 million and $ 89.6 million, respectively from a single depositor on which the Company earned a spread of 3.1% and 2.25%, respectively. Due to the uncertainty of the time the deposit will remain outstanding, management has invested a significant portion in agency securities with maturities of less than 90 days.


NOTE 8--COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

     GBB Capital I and GBB Capital II (the "Trusts") are Delaware business trusts wholly-owned by Greater Bay and were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("TPS"). The TPS are individually described below. Interest on the TPS are payable quarterly and is deferrable, at the option of the Company, for up to five years. Following the issuance of each TPS, the Trusts used the proceeds from the TPS offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Greater Bay. The Debentures bear the same terms and interest rates as the related TPS. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trusts. Under applicable regulatory guidelines, a portion of the TPS will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital.

Years Ended December 31, 1999, 1998 and 1997

     On March 30, 1997, GBB Capital I completed a public offering of 800,000 shares of 9.75% Cumulative Trust Preferred Securities ("TPS I") in an aggregate amount of $20 million. The TPS I accrue interest at an annual rate of 9.75% on the $20 million liquidation amount of $25 per share of TPS I. The TPS I are mandatorily redeemable, in whole or in part, upon repayment of the Debentures at their stated maturity of April 1, 2027 or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company, on or after April 1, 2002, in whole at any time or in part from time to time.

     On August 12, 1998, GBB Capital II completed an offering of 30,000 shares of Floating Rate Trust Preferred Securities, Series A ("the Series A Securities") in an aggregate amount of $30 million. The Series A Securities issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act. In November 1998, the Company, through GBB Capital II, completed an offer to exchange the Series A Securities for a like amount of its registered Floating Rate Trust Preferred Securities, Series B ("TPS II"). The exchange offer was conducted in accordance with the terms of the initial issuance of the Series A Securities. The TPS II accrue interest at a variable rate of interest, initially at 7.1875%, on the liquidation amount of $1,000 per share of TPS II. The interest rate resets quarterly and is equal to 3-month LIBOR plus 150 basis points. As part of this transaction, the Company concurrently entered into an interest rate swap to fix the cost of the offering at 7.55% for 10 years (see note 10). The TPS II are mandatorily redeemable, in whole or in part, upon repayment of the Debentures at their stated maturity of September 15, 2028 or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company, on or after September 15, 2008, in whole at any time or in part from time to time.

     The total amount of TPS outstanding at December 31, 1999 and 1998 was $50 million and the dividends paid on TPS was $4.3 million, $2.8 million and $1.5 million in 1999, 1998 and 1997, respectively.

NOTE 9--BORROWINGS

     Other borrowings are detailed as follows:


(Dollars in thousands)                                      1999          1998
------------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under agreements
         to repurchase                                   $ 40,100      $ 7,135
      Other short term notes payable                          -          1,344
      Advances under credit lines                           7,000          500
                                                         ---------------------
            Total short term borrowings                    47,100        8,979
                                                         ---------------------
   Long term borrowings:
      Securities sold under agreements
         to repurchase                                     10,000       50,000
      FHLB advances                                        12,000       22,000
      Promissory notes                                         -         2,450
                                                         ---------------------
            Total other long term borrowings               22,000       74,450
                                                         ---------------------
Total other borrowings                                   $ 69,100      $83,429
                                                         =====================
Subordinated notes                                       $    -        $ 3,000
                                                         ---------------------
Total subordinated debt                                  $    -        $ 3,000
                                                         =====================

Years Ended December 31, 1999, 1998 and 1997

     During the years ended December 31, 1999 and 1998, the average balance of securities sold under short term agreements to repurchase was $14,772,192 and $10,129,332, respectively, and the average interest rates during those periods were 5.64% and 5.17%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the years ended December 31, 1999 and 1998, the average balance of federal funds purchased was $186,302 and $428,554, respectively, and the average interest rates during those periods were 5.29% and 5.35%, respectively. There were no such balances outstanding at December 31, 1999 or 1998.

     The Company has sold securities under long term agreements to repurchase which mature in the year 2003 and have an average interest rate of 5.32%. The counterparties to these agreements have put options which give them the right to demand early repayment. As of December 31, 1999, $10.0 million of these borrowings are subject to early repayment beginning in 2000.

     The FHLB advances will mature in the year 2003 and have an average interest rate of 5.47%. The advances are collateralized by securities pledged to the FHLB. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment beginning in 1999.

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

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company currently uses a single interest-rate swap to convert its floating-rate debt (the TPS II) to fixed rates. This swap was entered into concurrently with the issuance of the debt being hedged. This swap is accounted for as a cash flow hedge under SFAS No. 133. This swap possesses a term equal to the non-callable term of the debt, with a fixed pay rate and a receive rate indexed to rates paid on the debt and a notional amount equal to the amount of the debt being hedged. As the specific terms and notional amount of the swap exactly match those of the debt being hedged the Company meets the "no ineffectiveness" criteria of SFAS No. 133. As such the swap is assumed to be 100% effective and all changes in the fair value of the hedge are recorded in other comprehensive income with no impact on the income statement for any ineffective portion. As of December 31, 1999, the unrealized gain on the cash flow hedge was $1,528,000, net of income taxes, which was included in the balance of accumulated other comprehensive income. The floating rate TPS II combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized gain on the cash flow hedge approximated the unrealized gain the Company would have incurred if it had issued a fixed rate debt instrument. Under current accounting practices, as required by SFAS No. 133, the Company was required to record the unrealized gain on the synthetic fixed rate debt instrument, but it would not have been required to record an unrealized gain if it had issued fixed rate debt.

     The notional amount of the swap is $30.0 million with a term of 10 years expiring on September 15, 2008. The Company intends to use the swap as a hedge of the related debt for 10 years. The periodic settlement date of the swap results in the reclassifying as earnings the gains or losses that are reported in accumulated comprehensive income. For the year ended December 31, 1997, the Company did not have any derivative instruments.

Years Ended December 31, 1999, 1998 and 1997

     The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee.


NOTE 11--INCOME TAXES

     Income tax expense was comprised of the following for the years ended December 31, 1999, 1998 and 1997:

(Dollars in thousands)                                    1999          1998        1997
-----------------------------------------------------------------------------------------
Current:
   Federal                                            $ 13,819       $ 9,627     $ 9,628
   State                                                 4,370         3,400       2,950
                                                  ---------------------------------------
   Total current                                        18,189        13,027      12,578
                                                  ---------------------------------------

Deferred:
   Federal                                              (4,993)       (2,601)     (3,333)
   State                                                (1,335)         (707)       (925)
                                                  ---------------------------------------
   Total deferred                                       (6,328)       (3,308)     (4,258)
                                                  ---------------------------------------
Total expense                                         $ 11,861       $ 9,719     $ 8,320
                                                  =======================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 are as follows:


                                                       Years Ended December 31,
                                                     ----------------------------
(Dollars in thousands)                                    1999              1998
---------------------------------------------------------------------------------
Allowance for loan losses                             $ 12,192          $  8,037
State income taxes                                       3,755             2,387
Deferred compensation                                    2,218             1,762
Unrealized losses on securities                          7,136                70
Accumulated depreciation                                   191               (33)
Net operating losses                                        14               159
Purchase allocation adjustments                              8                22
Other                                                     (499)             (326)
                                                  ------------------------------
Net deferred tax asset                                $ 25,015          $ 12,078
                                                  ==============================

     Management believes that the Company will fully realize its total deferred income tax assets as of December 31, 1999 based upon the Company's recoverable taxes from prior carryback years, and its current level of operating income.

     At December 31, 1999, the Company had a federal tax net operating loss carryforward of approximately $40,000 expiring in the beginning of the year 2010.

Years Ended December 31, 1999, 1998 and 1997

     Under provisions of the United States income tax laws these loss carryovers are subject to limitation due to the acquisition of Pacific Rim Bancorporation in 1998. Management does not believe that these limitations will prevent the realization of the benefit of the loss carryovers during the carryover periods.

  A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 1999, 1998 and 1997:


                                                         Years Ended December 31,
                                                  ---------------------------------------
(Dollars in thousands)                                    1999          1998        1997
-----------------------------------------------------------------------------------------
Statutory federal tax rate                               35.0%         35.0%       35.0%
California franchise tax
   expense, net of federal
   income tax benefit                                     4.9%          5.8%        6.0%
                                                  ---------------------------------------
                                                         39.9%         40.8%       41.0%
Tax exempt income                                        -2.5%         -2.4%       -2.0%
Contribution of appreciated securities                   -6.9%         -1.6%        0.0%
Nondeductible merger
    costs                                                 0.3%          1.2%        2.2%
Other, net                                               -0.9%         -5.5%       -4.7%
                                                  ---------------------------------------
Effective income tax rate                                29.9%         32.5%       36.5%
                                                  =======================================


NOTE 12--OTHER INCOME AND OPERATING EXPENSES

     Other income in 1999, 1998 and 1997 included warrant income of $14.5 million, $945,000 and $1.2 million net of related employee incentives of $7.3 million, $396,000 and $500,000, respectively. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. Occupancy costs for the years ended December 31, 1999, 1998 and 1997 were $6.7 million, $5.5 million and $5.1 million, respectively.

     Merger and other related nonrecurring costs for the years ended December 31, 1999, 1998 and 1997 were comprised of the following:

(Dollars in thousands)                                    1999           1998            1997
----------------------------------------------------------------------------------------------
Financial advisory and professional fees              $  1,627        $ 1,101         $ 1,083
Charges to conform accounting practices                  2,745            183           1,350
Other costs                                              5,959          1,377             900
                                                 ---------------------------------------------
   Total                                              $ 10,331        $ 2,661         $ 3,333
                                                 =============================================

   Other costs include severance and other compensation expenses, charges for the write-off of assets retired as a result of the merger, and other expenses including printing costs and filing fees.

Years Ended December 31, 1999, 1998 and 1997

     Other expenses for the years ended December 31, 1999, 1998 and 1997 were comprised of the following:

(Dollars in thousands)                                    1999           1998            1997
----------------------------------------------------------------------------------------------
Telephone, postage and supplies                       $  2,515       $  2,192        $  1,785
Legal and other professional fees                        2,188          2,447           2,523
Marketing and promotion                                  1,771          1,439           1,507
Client services                                          1,224            656             545
Data processing                                          1,137            665             685
Directors fees                                             792            888             969
Insurance                                                  491            402             375
FDIC insurance and regulatory
  assessments                                              457            400             361
Other real estate owned                                     13             76             177
Other                                                    3,999          4,906           3,912
                                                 ---------------------------------------------
                                                      $ 14,587       $ 14,071        $ 12,839
                                                 =============================================

     To support the Greater Bay Bancorp Foundation (the "Foundation"), the Company contributed appreciated securities, which had an unrealized gain of $7.8 million in 1999 and $1.3 million in 1998. In 1999, the Company incurred $4.4 million in compensation and other expenses in connection with these appreciated securities. The Company recorded $12.2 million in 1999 and $1.3 million in 1998 of expense for the contribution to the Foundation, which is included in operating expenses.

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

     Under the terms of the respective mergers, all stock option plans of BAB and BBC were terminated at the time of merger and all outstanding options from these plans were assumed by the Bancorp Plan. Outstanding options from the BAB plan of 29,834 shares (converted at a ratio of 1.38682) and outstanding options from the BBC Plan of 108,318 shares (converted at a ratio of 0.6833) were assumed by the Bancorp Plan.

    Options issued under the Bancorp Plan may be granted to employees and nonemployee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company's stock on the date of grant. The term of an option may not exceed 10 years and generally vests over a five year period.

Years Ended December 31, 1999, 1998 and 1997

     At December 31, 1999 the total authorized shares issuable under the Bancorp Plan was approximately 2,279,000 shares and the number of shares available for future grants was approximately 110,000 shares.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair value method. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 fair value methodology. The Company implemented the requirements of SFAS No. 123 in 1997 and has elected to adopt the disclosure provisions of this statement.

     At December 31, 1999, the Company had one stock option plan, which is described above. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting the Bancorp Plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below:



                                                                             December 31,
                                                               -----------------------------------------
(Dollars in thousands, except per share amounts)                  1999              1998         1997
--------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                   $27,711           $20,158      $14,485
   Pro forma                                                     $25,249           $18,620      $14,012

Basic net income per share
   As reported                                                   $  2.28           $  1.69      $  1.29
   Pro forma                                                        2.08           $  1.56      $  1.25

Diluted net income per share
   As reported                                                   $  2.17           $  1.59      $  1.21
   Pro forma                                                     $  1.97           $  1.47      $  1.17

Years Ended December 31, 1999, 1998 and 1997

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively; dividend yield of 1.5%, 1.75% and 1.8%; expected volatility of 29.69%, 39.84% and 22.9%; risk free rates of 6.29%, 4.54% and 6.3%. The weighted average expected life is 5 years. No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

     A summary of the Company's stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                                                   1999                            1998                          1997
                                           -----------------------------------------------------------------------------------------
                                                           Weighted                       Weighted                     Weighted
                                           Shares           Average         Shares         Average         Shares       Average
                                           (000's)       Exercise Price     (000's)     Exercise Price     (000's)    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           1,830            $ 18.54          1,500         $ 11.53         1,304        $ 7.20
Granted                                      669              37.70            612           30.96           405         21.14
Exercised                                   (259)              8.87           (250)           7.15          (180)         4.97
Forfeited                                    (71)             25.12            (32)          16.38           (29)         7.76
                                           -----------------------------------------------------------------------------------------
Outstanding at end of year                 2,169              25.39          1,830           18.54         1,500         11.53
                                           -----------------------------------------------------------------------------------------
Options exercisable at year-end              810              13.71            745            9.14           770          7.14
                                           -----------------------------------------------------------------------------------------
Weighted average fair value of options
   granted during the year                                  $ 12.22                        $ 12.19                      $ 7.23
                                           -----------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31, 1999 (as adjusted for the 2-for-1 stock split).


                                      Options Outstanding                                         Options Exercisable
                    -------------------------------------------------------------      ----------------------------------------
                       Number                                                               Number
Exercise            Outstanding      Weighted Average      Weighted Average              Exercisable         Weighted Average
Price Range           (000's)         Exercise Price     Remaining Life (years)            (000's)            Exercise Price
---------------------------------------------------------------------------------      ----------------------------------------
$3.06 - $5.25          118                $ 3.93                3.11                         107                  $ 4.31
$5.30 - $9.38          333                  7.28                4.97                         309                    7.16
$10.88 - $17.31        264                 13.07                7.12                         188                   13.42
$21.13 - $29.50        359                 25.30                8.17                         115                   24.88
$29.56 - $35.03        504                 33.49                8.96                          90                   33.58
$35.88 - $40.81        592                 38.50                9.96                           1                   39.50

401(k) Savings Plan

      The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the plan. The Company matches the employees' contributions at a rate set by the Board of Directors (currently 62.5% of the first 8% of deferral of an individual's total compensation). The matching contribution vests ratably over the first four years of employment.

     For the years ended December 31, 1999, 1998 and 1997, the Company contributed $1,056,000, $812,000 and $672,000, respectively to the 401(k) plan.

Years Ended December 31, 1999, 1998 and 1997

Employee Stock Purchase Plan

     The Company has established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code which allows eligible employees to set aside up to 15% of their compensation toward the purchase of the Company's stock for an aggregate total of 267,868 shares. Under the plan the purchase price is 85% of the lower of the fair value at the beginning or end of each three month offering period. During 1999, employees purchased 41,651 shares of common stock for an aggregate purchase price of $1,031,000 compared to the purchase of 29,670 shares of common stock for an aggregate purchase price of $656,000 in 1998 and 30,320 shares of common stock for an aggregate purchase price of $347,000 in 1997. There were 62,995 shares remaining in the plan available for purchase by employees at December 31, 1999.

     All share amounts have been restated to reflect the 2-for-1 stock split declared to shareholders of record as of April 30, 1998.

Supplemental Employee Compensation Benefits Agreements

     The Company has entered into supplemental employee compensation benefits agreements with certain executive and senior officers. Under these agreements, the Company is generally obligated to provide for each such employee or their beneficiaries, during their life for a period of up to 15 to 20 years after the employee's death, disability or retirement, benefits as defined in each specific agreement. The agreement also provides for a death benefit for the employee. The estimated present value of future benefits to be paid is being accrued over the vesting period of the participants. The related accumulated accrued liability of at December 31, 1999 and 1998 is approximately $3.0 million and $2.2 million, respectively. The actuarial assumptions used for determining the present value of the projected benefit obligation include a 7% discount rate. Expenses accrued for this plan for the years December 31, 1999, 1998 and 1997 totaled $800,000, $540,000 and $503,000, respectively. Depending on the agreement, the Company and the employees are beneficiaries of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 1999 and 1998, the Company's cash surrender value of these policies was approximately $43.8 million and $32.0 million, respectively and is included in other assets. The income recognized on these policies was $1.4 million, $870,000 and $325,000 in 1999, 1998 and 1997, respectively, and is included in other income.

Deferred Compensation Plan

     Effective November 19, 1997, the Company adopted the Greater Bay Bancorp 1997 Elective Deferral Compensation Plan (the "Deferred Plan") that allows eligible officers and directors of the Company to defer a portion of their bonuses, director fees and other compensation. The deferred compensation will earn interest calculated annually based on a short-term interest reference rate. All participants are fully vested at all times in their contributions to the Deferred Plan. At December 31, 1999 and 1998, $1.9 million and $834,000, respectively, of deferred compensation under this plan is included in other liabilities in the accompanying consolidated balance sheets.

     Additionally, under deferred compensation agreements that were established at PBC prior to its merger with the Company, there was approximately $814,000 and $1.1 million of deferred compensation which is included in other liabilities at December 31, 1999 and 1998, respectively.

Change of Control

     In the event of a change in control, the supplemental employee compensation benefits agreements with certain executive and senior officers may require the Company to make certain payments under those agreements. The company also has plans in place which would require certain payments be made to any employee whose employment is terminated pursuant to a change in control. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

Years Ended December 31, 1999, 1998 and 1997

NOTE 14--RELATED PARTY TRANSACTIONS

     The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equal to those entered into in arms length transactions and are made subject to approval by the Directors' Loan Committee and the Board of Directors of the Bank extending the credit. An analysis of total loans to related parties for the years ended December 31, 1999 and 1998 is shown below:


(Dollars in thousands)                        1999          1998
-------------------------------------------------------------------
Balance, January 1                          $ 38,720      $ 17,757
Additions                                     20,933        34,275
Repayments                                   (39,502)      (13,312)
                                            -----------------------
Balance, December 31                        $ 20,151      $ 38,720
                                            =======================
Undisbursed commitments,
   at year end                              $  8,003      $  5,799
                                            =======================

NOTE 15--COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all noncancelable operating leases as of December 31, 1999 are below:

(Dollars in thousands)
Years Ended December 31,
----------------------------------------------------------------------
2000                                                     $ 3,783
2001                                                       4,286
2002                                                       3,596
2003                                                       1,962
2004                                                       1,690
Thereafter                                                 8,902
                                                        ---------
Total                                                   $ 24,219
                                                        =========

Years Ended December 31, 1999, 1998 and 1997

     The Company subleases that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 1999, 1998, and 1997 was $572,000, $607,000, and $882,000, respectively. Gross rental expense for the years ended December 31, 1999, 1998, and 1997 was $4.8 million, $3.7 million, and $3.5 million, respectively.

Other Commitments and Contingencies

     The Company occasionally receives warrants to acquire common stock from borrowers that are in the start-up or development phase as consideration for provided financing. As of December 31, 1999, the Company had a portion of its warrants and common stock of these clients in escrow with an approximate fair value of $2.8 million. These equity securities are being held in escrow for the Company's benefit pending resolution of certain contingencies. Although realization is not assured, Management believes it is more likely than not that this amount will be realized. The amount considered realizable could be reduced if stock prices of the companies fall.

     In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. Commitments to fund loans were $723.1 million and $563.0 million and letters of credit were $48.2 million and $17.5 million, at December 31, 1999 and 1998, respectively. The Company's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 1999, no losses are anticipated as a result of these commitments.

     Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $174.6 million of these commitments relate to real estate construction and land loans and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

NOTE 16 - SHAREHOLDERS' RIGHTS PLAN

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

Years Ended December 31, 1999, 1998 and 1997

     The rights can be exercised and separate rights certificates distributed only if any of the following events occur: acquisition by a person of 10% or more of the Company's common share; a tender offer for 10% or more of the Company's common shares; or ownership of 10% or more of the Company's common shares by a shareholder whose actions are likely to have a material adverse impact on the Company or shareholder interests. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum capital amounts and ratios (as defined in the regulations) and are set forth in the table below. At December 31, 1999 and 1998 the Company and the Banks met all capital adequacy requirements to which they are subject.

Years Ended December 31, 1999, 1998 and 1997

     Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC or OCC categorized each of the Banks as well capitalized. To be categorized as well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since that notification that management believes have changed the risk-based capital category of any of the Banks. The Company and the Banks' actual 1999 and 1998 capital amounts and ratios are as follows:

                                                                                                          To Be Well Capitalized
                                                                                      For Capital        Under Prompt Corrective
As of December 31, 1999                                         Actual             Adequacy Purposes        Action Provisions
                                                        ----------------------   --------------------    ----------------------
(Dollars in thousands)                                   Amount      Ratio         Amount    Ratio         Amount       Ratio
------------------------------------------------------------------------------   --------------------    ----------------------
Total Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                                 $ 237,035    10.74%       $ 176,591    8.00%                        N/A
   Bay Area Bank                                          15,104    10.50           11,511    8.00          $ 14,398     10.00%
   Bay Bank of Commerce                                   12,004    10.12            9,484    8.00            11,856     10.00
   Cupertino National Bank                                97,081    11.03           70,398    8.00            87,997     10.00
   Golden Gate Bank                                       14,645    10.19           11,494    8.00            14,368     10.00
   Mid-Peninsula Bank                                     65,923    10.02           52,656    8.00            65,820     10.00
   Peninsula Bank of Commerce                             22,458    10.86           16,544    8.00            20,680     10.00

Tier 1 Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                                 $ 205,649     9.32%        $ 88,296    4.00%                        N/A
   Bay Area Bank                                          13,285     9.23            5,756    4.00           $ 8,634      6.00%
   Bay Bank of Commerce                                   10,507     8.86            4,742    4.00             7,113      6.00
   Cupertino National Bank                                82,337     9.36           35,199    4.00            52,798      6.00
   Golden Gate Bank                                       12,846     8.94            5,747    4.00             8,621      6.00
   Mid-Peninsula Bank                                     57,692     8.77           26,328    4.00            39,492      6.00
   Peninsula Bank of Commerce                             19,859     9.60            8,272    4.00            12,408      6.00

Tier 1 Capital Leverage (To Average Assets):
   Greater Bay Bancorp                                 $ 205,649     7.93%       $ 103,691    4.00%                        N/A
   Bay Area Bank                                          13,285     7.80            6,815    4.00           $ 8,519      5.00%
   Bay Bank of Commerce                                   10,507     7.12            5,900    4.00             7,375      5.00
   Cupertino National Bank                                82,337     8.05           40,896    4.00            51,120      5.00
   Golden Gate Bank                                       12,846     6.55            7,844    4.00             9,805      5.00
   Mid-Peninsula Bank                                     57,692     7.47           30,883    3.00            38,604      5.00
   Peninsula Bank of Commerce                             19,859     7.32           10,847    4.00            13,559      5.00

                                                                                                          To Be Well Capitalized
                                                                                      For Capital        Under Prompt Corrective
As of December 31, 1998                                         Actual             Adequacy Purposes        Action Provisions
                                                        ----------------------   --------------------    ----------------------
(Dollars in thousands)                                   Amount      Ratio         Amount    Ratio         Amount       Ratio
------------------------------------------------------------------------------   --------------------    ----------------------
Total Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                                 $ 187,725    12.74%       $ 118,802    8.00%                       N/A
   Bay Area Bank                                          15,800    13.77            9,179    8.00          $ 11,474     10.00%
   Bay Bank of Commerce                                   11,817     9.50            9,976    8.00            12,470     10.00
   Cupertino National Bank                                59,224    10.12           46,822    8.00            58,527     10.00
   Golden Gate Bank                                       10,194    11.01            7,406    8.00             9,257     10.00
   Mid-Peninsula Bank                                     47,111    11.51           32,747    8.00            40,963     10.00
   Peninsula Bank of Commerce                             18,256    12.37           11,809    8.00            14,761     10.00

Tier 1 Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                                 $ 153,717    10.03%        $ 59,401    4.00%                       N/A
   Bay Area Bank                                          14,365    12.52            4,590    4.00           $ 6,885      6.00%
   Bay Bank of Commerce                                   10,837     8.70            4,988    4.00             7,482      6.00
   Cupertino National Bank                                48,845     8.35           23,411    4.00            35,116      6.00
   Golden Gate Bank                                        9,036     9.76            3,703    4.00             5,554      6.00
   Mid-Peninsula Bank                                     41,990    10.26           16,373    4.00            24,560      6.00
   Peninsula Bank of Commerce                             16,408    11.12            5,904    4.00             8,857      6.00

Tier 1 Capital Leverage (To Average Assets):
   Greater Bay Bancorp                                 $ 153,717     7.97%        $ 74,254    4.00%                       N/A
   Bay Area Bank                                          14,365    10.34            4,590    4.00           $ 6,948      5.00%
   Bay Bank of Commerce                                   10,837     7.90            5,520    4.00             6,901      5.00
   Cupertino National Bank                                48,845     7.47           26,138    4.00            32,673      5.00
   Golden Gate Bank                                        9,036     9.30            5,243    4.00             6,554      5.00
   Mid-Peninsula Bank                                     41,990     8.54           15,927    3.00            26,544      5.00
   Peninsula Bank of Commerce                             16,408     6.65            9,759    4.00            12,198      5.00

Years Ended December 31, 1999, 1998 and 1997

NOTE 18--RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

     Total dividends which may be declared by the Banks without receiving prior approval from regulatory authorities are limited to the lesser of the Banks' retained earnings or the net income of the Banks for the latest three fiscal years, less dividends previously declared during that period.

     The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to Greater Bay unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of the Banks' shareholders' equity, or a maximum of $19.2 million at December 31, 1999. No such advances were made during 1999 or exist as of December 31, 1999.

NOTE 19-EARNINGS PER SHARE

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 1999, 1998 and 1997.

                                                            For the year ended December 31, 1999
                                                       -----------------------------------------------
                                                        Income               Shares        Per Share
(Dollars in thousands, except per share amounts)       (Numerator)        (Denominator)      Amount
------------------------------------------------       -----------------------------------------------
Net income                                              $    27,711

Basic net income per share:
  Income available to common shareholders                    27,711         12,146,000       $   2.28

Effect of dilutive securities:
  Stock options                                                  --            648,000             --
                                                        ---------------------------------------------
Diluted net income per share:
  Income available to common shareholders
  and assumed conversions                               $    27,711         12,794,000       $   2.17
                                                        =============================================

                                                            For the year ended December 31, 1998
                                                       -----------------------------------------------
                                                        Income               Shares        Per Share
(Dollars in thousands, except per share amounts)       (Numerator)        (Denominator)      Amount
------------------------------------------------       -----------------------------------------------
Net income                                              $    20,158

Basic net income per share:
  Income available to common shareholders                    20,158         11,927,000       $   1.69

Effect of dilutive securities:
  Stock options                                                  --            756,000             --
                                                        ---------------------------------------------
Diluted net income per share:
  Income available to common shareholders
  and assumed conversions                               $    20,158         12,683,000       $   1.59
                                                        =============================================

                                                            For the year ended December 31, 1997
                                                       -----------------------------------------------
                                                        Income               Shares        Per Share
(Dollars in thousands, except per share amounts)       (Numerator)        (Denominator)      Amount
------------------------------------------------       -----------------------------------------------
Net income                                              $    14,485

Basic net income per share:
  Income available to common shareholders                    14,485         11,243,000       $   1.29

Effect of dilutive securities:
  Stock options                                                  --            696,000             --
                                                        ---------------------------------------------
Diluted net income per share:
  Income available to common shareholders
  and assumed conversions                               $    14,485         11,939,000       $   1.21
                                                        =============================================

     There were options to purchase 483,000 shares and 51,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the years ended December 31, 1999 and 1998, respectively. There were no options that were considered anti-dilutive during the year ended December 31, 1997.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 1999 mergers with BCS at a 0.6833 conversion ratio and BA Bancshares at a 1.38682 conversion ratio, the 1998 mergers with PRB and PBFC at a total of 950,748 and 298,000 shares, respectively, and the 1997 merger with PBC at a 0.96550 conversion ratio.

NOTE 20--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

     The financial statements of Greater Bay Bancorp (parent company only) are presented below:

PARENT COMPANY ONLY--BALANCE SHEETS

                                                                December 31,
(Dollars in thousands)                                      1999           1998
-------------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                 $   1,392      $   6,354
Investment in subsidiaries                                  193,255        142,641
Other investments                                            16,043         17,936
Subordinated debentures
  issued by subsidiary                                            -          3,000
Other assets                                                 16,925          9,630
                                                        ---------------------------
Total assets                                              $ 227,615      $ 179,561
                                                        ===========================
Liabilities and
   shareholders' equity:
      Subordinated debt                                      58,547         54,547
      Other liabilities                                       8,313          6,578
                                                        ---------------------------
Total liabilities                                            66,860         61,125
Shareholders' equity:
   Common stock                                              92,096         66,711
   Accumulated other comprehensive income                    (4,748)           (59)
   Retained earnings                                         73,407         51,784
                                                        ---------------------------
Total shareholders' equity                                  160,755        118,436
                                                        ---------------------------
Total liabilities and
   shareholders' equity                                   $ 227,615      $ 179,561
                                                        ===========================

Years Ended December 31, 1999, 1998 and 1997

PARENT COMPANY ONLY-INCOME STATEMENTS


                                                                   Years Ended December 31,
(Dollars in thousands)                                           1999        1998        1997
----------------------------------------------------------------------------------------------
Income:
   Interest income                                           $    489    $  1,021    $    400
   Cash dividend from subsidiaries                                  -         675         365
   Other income                                                     -          71         501
                                                             ---------------------------------
Total                                                             489       1,767       1,266
                                                             ---------------------------------
Expenses:
   Interest expense                                             4,382       3,195       1,458
   Salaries                                                    15,684       8,908       5,978
   Occupancy and equipment                                      3,820       2,031       1,218
   Merger expenses                                              3,283       1,877         712
   Other expenses                                               5,494       3,447       1,887
   Less: rentals and fees received
      from Banks                                              (26,201)    (15,866)    (10,201)
                                                             ---------------------------------
Total                                                           6,462       3,592       1,052
                                                             ---------------------------------
Income (loss) before taxes and equity
   in undistributed net income of subsidiaries                 (5,973)     (1,825)        214
Income tax benefit                                             (2,573)     (1,616)       (249)
                                                             ---------------------------------
Income (loss) before equity in undistributed
   net income of subsidiaries                                  (3,400)       (209)        463
                                                             ---------------------------------
Equity in undistributed net income of
   subsidiaries                                                31,111      20,367      14,022
                                                             ---------------------------------
Net income                                                   $ 27,711     $20,158     $14,485
                                                             =================================

Years Ended December 31, 1999, 1998 and 1997

PARENT COMPANY ONLY--STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31,
                                                       --------------------------------------------
(Dollars in thousands)                                      1999           1998           1997
---------------------------------------------------------------------------------------------------
Cash flows-operating activities
   Net income                                               $ 27,711       $ 20,158       $ 14,485
   Reconciliation of net income
     to net cash from operations:
       Equity in undistributed net
          income of subsidiaries                             (31,111)       (20,367)       (14,022)
       Net change in other assets                             (9,093)        (4,464)        (1,944)
       Net change in other liabilities                         4,332          2,140          2,442
                                                       --------------------------------------------
Operating cash flow, net                                      (8,161)        (2,533)           961
                                                       --------------------------------------------

Cash flows-investing activities
   Purchases of available for sale
   securities                                                (20,825)       (84,130)        (8,293)
   Proceeds from sale and maturities
   of available for sale securities                           20,980         71,939          3,156
   Proceeds from sale of OREO                                      -            407              -
   Dividends from subsidiaries                                 3,966          3,249          3,617
   Capital contribution to
       the subsidiaries                                      (27,218)       (17,500)       (13,818)
                                                       --------------------------------------------
Investing cash flows, net                                    (23,097)       (26,035)       (15,338)
                                                       --------------------------------------------

Cash flows-financing activities
    Net change in other borrowings - short term                7,000              -              -
    Proceeds from private placement of stock                  18,954              -              -
    Proceeds from issuance of
       subordinated debt                                           -         30,000         20,618
    Stock issued in dividend reinvestment plan                   171              -              -
    Proceeds from exercise
       of stock options and employees
       stock purchases                                         6,259          5,323          2,985
    Payment of cash dividends                                 (6,088)        (5,869)        (4,643)
                                                       --------------------------------------------
Financing cash flows, net                                     26,296         29,454         18,960
                                                       --------------------------------------------

Net increase in cash and
    cash equivalents                                          (4,962)           886          4,563
Cash and cash equivalents
    at the beginning of the year                               6,354          5,468            905
                                                       --------------------------------------------
Cash and cash equivalents
   at end of the year                                        $ 1,392        $ 6,354        $ 5,468
                                                       ============================================

Years Ended December 31, 1999, 1998 and 1997

NOTE 21--FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments. The estimated fair value of financial instruments of the Company as of December 31, 1999 and 1998 are as follows:


                                                       1999                              1998
                                                   ----------------------------   ---------------------------
                                                     Carrying                     Carrying
(Dollars in thousands)                                Amount      Fair Value       Amount       Fair Value
-------------------------------------------------------------------------------   ---------------------------
Financial assets:
   Cash and due from banks                            $   95,416  $     95,416     $   78,660    $    78,660
   Short term investments                                221,207       221,207        140,376        140,376
   Investment securities                                 470,105       464,861        397,412        398,332
   Loans, net                                          1,715,284     1,699,747      1,184,752      1,186,740
  Accrued interest receivable                                  -             -              -              -
Financial liabilities:
   Deposits:
      Demand, noninterest-bearing                        459,523       459,523        335,910        335,910
      MMDA, NOW and Savings                            1,358,780     1,358,780        960,152        960,152
      Time certificates, $100,000 and over               407,915       403,835        211,923        204,206
      Other time certificates                             74,670        73,923         94,357        108,601
   Other borrowings                                       69,100        68,409         83,429         85,000
   Subordinated debt                                           -             -          3,000          2,999
   Company obligated mandatory redeemable
   preferred securities of subsidiary trust holding
   solely junior subordinated debentures                  50,000        48,468         50,000         48,829


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.


Cash and Cash Equivalents

     The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

Years Ended December 31, 1999, 1998 and 1997

Investment Securities

     The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer term investments, except certain state and municipal securities, is estimated based on quoted market prices or bid quotations from securities dealers.

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

Deposit Liabilities and Borrowings

     The fair value for all deposits without fixed maturities and short term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits and subordinated debt are estimated by discounting future cash flows using interest rates currently offered on time deposits or subordinated debt with similar remaining maturities. The fair value of core deposits does not reflect the market core deposits premium of approximately 10%-12%. Additionally, the fair value of deposits does not include the benefit that results from the low cost of funding provided by the Company's deposits as compared to the cost of borrowing funds in the market.

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

Years Ended December 31, 1999, 1998 and 1997

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

NOTE 22--ACTIVITY OF BUSINESS SEGMENTS

     In 1998, the Company adopted SFAS No. 131. The prior year's segment information has been restated to present the Company's two reportable segments, community banking and trust operations.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges allocating all corporate-headquarters costs to each of its operating segments. Intersegment revenue is recorded at prevailing market terms and rates and is not significant to the results of the segments. This revenue is eliminated in consolidation. The Company evaluates the performances of its segments and allocates resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

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

     The following table shows each segments key operating results and financial position for the years ended or as of December 31, 1999, 1998 and 1997:


                                              1999                                  1998                         1997
                                  ------------------------------          -------------------------     ------------------------
                                  Community             Trust             Community        Trust        Community        Trust
(Dollars in thousands)             banking            operations           banking       operations      banking       operations
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                $  107,256          $    369            $   80,968     $    859       $   67,102     $    141
Other income                           14,312             3,007                 7,157        2,488            6,274        2,092
Operating expenses                     30,015             2,853                32,060        2,429           33,803        1,966
Net Income before income
 taxes(1)                              91,945               121                56,005          918           39,573          267

Total assets                        2,590,605                --             1,845,471           --        1,440,786           --
Deposits                            2,243,057            57,831             1,534,803       67,539        1,213,388       66,321
Assets under management                    --           697,435                    --      649,336               --      577,746

/1/ Includes intercompany earnings allocation charge which is eliminated in consolidation

     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 1999, 1998 and 1997 is presented below.


                                                           As of and for              As of and for               As of and for
                                                             the Year                   the Year                    the Year
                                                               Ended                      Ended                       Ended
                                                            December 31,               December 31,                December 30,
(Dollars in thousands)                                          1999                      1998                         1997
----------------------------------------------------------------------------------------------------------------------------------
Net Interest income and other income
  Total segment net interest income and other income       $   124,944                 $    91,412                 $    75,609
  Parent company net interest income and other income           (3,893)                     (1,357)                        309
                                                           ------------                ------------                -----------
  Consolidated net interest income and other income        $   121,051                 $    90,055                  $   75,918
                                                           ============                ============                ===========

Net Income before taxes
  Total segment net income before income taxes             $    92,066                 $    56,923                 $    39,840
  Parent company net interest before income taxes              (32,174)                    (17,620)                     (9,486)
                                                           ------------                ------------                -----------
  Consolidated net income before income taxes              $    59,892                 $    39,303                      30,354
                                                           ============                ============                ===========
Total assets
  Total segment assets                                     $ 2,590,605                 $ 1,845,471                 $ 1,440,786
  Parent company assets                                         34,360                      36,920                      15,333
                                                           ------------                ------------                -----------
  Consolidated total assets                                $ 2,624,965                 $ 1,882,391                 $ 1,456,119
                                                           ============                ============                ===========

Years Ended December 31, 1999, 1998 and 1997

                                                                               As of and for Year Ended
                                                                                     December 31,
(Dollars in thousands)                                                1999              1998              1997
-------------------------------------------------------------------------------------------------------------------
Net interest income and other income
   Total segment net interest income and other income                $  124,944        $   91,412        $   75,609
   Parent company net interest inocme and other income                   (3,893)           (1,357)              309
                                                                ---------------------------------------------------
      Consolidated net interest income and other income              $  121,051        $   90,055        $   75,918
                                                                ===================================================

Net income before taxes
   Total segment net income before income taxes                      $   92,066        $   56,923        $   39,840
   Parent company net income before income taxes                        (32,174)          (17,620)           (9,486)
                                                                ---------------------------------------------------
      Consolidated net income before income taxes                    $   59,892        $   39,303        $   30,354
                                                                ===================================================

Total assets
   Total segment assets                                              $2,590,605        $1,845,471        $1,440,786
   Parent company segment assets                                         34,360            36,920            15,333
                                                                ---------------------------------------------------
      Consolidated total assets                                      $2,624,965        $1,882,391        $1,456,119
                                                                ===================================================

NOTE 23--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the stated eight quarters

                                                     December 31,         September 30,           June 30,           March 31,
                                                --------------------  ---------------------  ----------------  ---------------------
(Dollars in Thousands except per shares data)(1)  1999       1998      1999         1998       1999     1998     1999      1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                $ 51,259   $ 36,659    $ 45,536   $ 35,522   $ 41,644  $ 32,787  $ 36,911  $ 30,504
Net Interest income                              30,105     21,278      26,969     20,661     24,651    19,418    22,107    18,457
Provision for loan loss                           6,013      1,986       3,578      1,912      1,697     1,437       981     1,046
Other income                                     21,069      3,490       4,433      2,630      3,391     2,642     2,634     2,369
Other expenses                                   28,569     14,195      15,394     13,451     15,199    14,182    14,157    12,711
Income before taxes                              16,592      8,587      12,430      7,928     11,046     6,461     9,923     7,069
Net income                                        9,524      5,959       7,853      5,342      4,347     4,152     5,987     4,708
Net income per share
     Basic                                     $   0.77   $   0.51    $   0.64   $   0.46   $   0.36  $   0.36  $   0.50  $   0.41
     Diluted                                   $   0.73   $   0.47    $   0.61   $   0.42   $   0.34  $   0.33  $   0.48  $   0.38

* Quarterly amounts have been restated on a historical basis to reflect the mergers with BA Bancshares and Bay Commercial Services on a pooling of interests basis.

                                    A-66

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders of
Greater Bay Bancorp:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 19 present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 31, 2000