Form 10-Q
period 2000-03-31
GREATER BAY BANCORP
filed 2000-05-12
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ________to _________.

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

Outstanding shares of Common Stock, no par value, as of May 10, 2000: 14,758,423

                              GREATER BAY BANCORP


                                     INDEX



                      Part I.    Financial Information

Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999............................................................                3

              Consolidated Statements of Operations
              for the Three Months Ended March 31, 2000 and 1999..............................................                4

              Consolidated Statements of Comprehensive Income
              for the Three Months Ended March 31, 2000 and 1999..............................................                5

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2000 and 1999......................................................                6

              Notes to Consolidated Financial Statements......................................................                7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................................................               13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................               30


                      Part II.      Other Information

Item 1.  Legal Proceedings....................................................................................               35

Item 2.  Changes in Securities and Use of Proceeds............................................................               35

Item 3.  Default Upon Senior Securities.......................................................................               35

Item 4.  Submission of Matters to a Vote of Securities Holders................................................               35

Item 5.  Other Information....................................................................................               35

Item 6.  Exhibits and Reports on Form 8-K.....................................................................               35

              Signatures......................................................................................               37

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,
                                                                                      2000         December 31,
(Dollars in thousands)                                                            (unaudited)          1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                $ 138,937         $ 107,591
Federal funds sold                                                                       284,300           200,550
Other short term securities                                                                  805            30,257
                                                                                 ----------------------------------
       Cash and cash equivalents                                                         424,042           338,398
Investment securities:
    Available for sale, at fair value                                                    339,450           332,133
    Held to maturity, at amortized cost (fair value $220,587 and $136,481 at
      March 31, 2000 and December 31, 1999, respectively)                                225,892           141,725
    Other securities                                                                      19,817            21,311
                                                                                 ----------------------------------
       Investment securities                                                             585,159           495,169
Loans:
    Commercial                                                                           917,326           810,399
    Term real estate-commercial                                                          522,852           484,076
                                                                                 ----------------------------------
         Total commercial                                                              1,440,178         1,294,475
    Real estate construction and land                                                    441,085           417,326
    Real estate-other                                                                     97,437            92,688
    Consumer and other                                                                   111,269           123,528
    Deferred loan fees and discounts                                                      (7,321)           (6,840)
                                                                                 ----------------------------------
    Total loans, net of deferred fees                                                  2,082,648         1,921,177
       Allowance for loan losses                                                         (44,820)          (40,421)
                                                                                 ----------------------------------
    Total loans, net                                                                   2,037,828         1,880,756
Property, premises and equipment                                                          21,443            23,878
Interest receivable and other assets                                                     129,170           107,887
                                                                                 ----------------------------------
                Total assets                                                          $3,197,642        $2,846,088
                                                                                 ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                        $ 627,116         $ 514,482
    MMDA, NOW and savings                                                              1,668,289         1,463,517
    Time certificates, $100,000 and over                                                 476,975           434,540
    Other time certificates                                                               73,086            93,847
                                                                                 ----------------------------------
    Total deposits                                                                     2,845,466         2,506,386
Other borrowings                                                                          41,100            69,100
Other liabilities                                                                         53,226            47,007
                                                                                 ----------------------------------
              Total liabilities                                                        2,939,792         2,622,493
                                                                                 ----------------------------------

Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trust holding solely junior subordinated debentures            59,500            50,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
   none issued                                                                                 -                 -
Common stock, no par value: 24,000,000 shares authorized;
  14,458,592 and 13,964,065 shares issued and outstanding as of
  March 31, 2000 and December 31, 1999, respectively                                     112,530           100,690
Accumulated other comprehensive loss                                                      (6,237)           (5,036)
Retained earnings                                                                         92,057            77,941
                                                                                 ----------------------------------
              Total shareholders' equity                                                 198,350           173,595
                                                                                 ----------------------------------
                Total liabilities and shareholders' equity                            $3,197,642        $2,846,088
                                                                                 ==================================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                            Three Months Ended March 31,
                                                                                       --------------------------------------
(Dollars in thousands, except per share amounts)                                            2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                                         $ 47,679              $ 32,237
Interest on investment securities:
  Taxable                                                                                    7,945                 5,061
  Tax - exempt                                                                               1,302                   875
                                                                                   ------------------------------------------
      Total interest on investment securities                                                9,247                 5,936
Other interest income                                                                        4,304                 1,976
                                                                                   ------------------------------------------
      Total interest income                                                                 61,230                40,149
                                                                                   ------------------------------------------

INTEREST EXPENSE
Interest on deposits                                                                        22,820                13,787
Interest on long term borrowings                                                             1,076                 1,054
Interest on other borrowings                                                                   956                 1,088
                                                                                   ------------------------------------------
      Total interest expense                                                                24,852                15,929
                                                                                   ------------------------------------------
          Net interest income                                                               36,378                24,220
Provision for loan losses                                                                    5,227                 1,163
                                                                                   ------------------------------------------
          Net interest income after provision for loan losses                               31,151                23,057
                                                                                   ------------------------------------------

OTHER INCOME
Loan and international banking fees                                                            991                   449
Trust fees                                                                                     924                   721
Service charges and other fees                                                                 811                   712
ATM network revenue                                                                            425                   515
Gain on sale of SBA loans                                                                      108                   302
Loss on sale of investments, net                                                                (1)                    -
Other income                                                                                 2,827                   419
                                                                                   ------------------------------------------
      Total, recurring                                                                       6,085                 3,118
Warrant income, net                                                                          8,609                     4
                                                                                   ------------------------------------------
      Total other income                                                                    14,694                 3,122
                                                                                   ------------------------------------------

OPERATING EXPENSES
Compensation and benefits                                                                   10,979                 8,714
Occupancy and equipment                                                                      3,917                 3,026
Legal and other professional fees                                                              806                   580
Telephone, postage and supplies                                                                720                   718
Marketing and promotion                                                                        564                   462
Client services                                                                                500                   439
FDIC insurance and regulatory assessments                                                      202                   117
Directors fees                                                                                 109                   209
Other real estate owned                                                                         10                    21
Other                                                                                        1,528                 1,148
                                                                                   ------------------------------------------
      Total, recurring                                                                      19,335                15,434
Merger and other related nonrecurring costs                                                  3,881                     -
                                                                                   ------------------------------------------

      Total operating expenses                                                              23,216                15,434
                                                                                   ------------------------------------------
          Income before provision for income taxes and extraordinary items                  22,629                10,745
Provision for income taxes                                                                   9,156                 4,181
                                                                                   ------------------------------------------
          Net income before extraordinary items                                             13,473                 6,564
Extraordinary items                                                                              -                   (88)
                                                                                   ------------------------------------------
          Net income                                                                      $ 13,473               $ 6,476
                                                                                   ==========================================

Net income per share - basic                                                                $ 0.96                $ 0.50
                                                                                   ==========================================

Net income per share - diluted                                                              $ 0.91                $ 0.46
                                                                                   ==========================================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                    ---------------------------------------
(Dollars in thousands)                                                                    2000                  1999
---------------------------------------------------------------------------------------------------------------------------

Net income                                                                              $ 13,473               $ 6,476
                                                                                    ---------------------------------------

Other comprehensive income:

      Unrealized gains on securities:
             Unrealized holding losses arising during period (net of taxes
                  of $(1,015) and $(314) for the three months ended March 31,             (1,451)                 (449)
                  2000 and 1999, respectively)
             Reclassification adjustment for gains included in
                  net income                                                                   1                     -
                                                                                    ---------------------------------------
      Net change                                                                              (1,452)                 (449)

      Cash flow hedge:
             Net  derivative  gains arising  during period (net of taxes of $177 and $586 for the three months ended March 31, 2000 and 1999,
                  respectively)                                                              253                   838
             Reclassification adjustment for expenses included
                  in net income (net of taxes of $1 and $(30) for the three
                  months ended March 31, 2000 and 1999, respectively)                          2                   (43)
                                                                                    ---------------------------------------
      Net change                                                                             251                   881
                                                                                    ---------------------------------------

            Other comprehensive income                                                    (1,201)                  432
                                                                                    ---------------------------------------

                 Comprehensive income                                                   $ 12,272               $ 6,908
                                                                                    =======================================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                       --------------------------------------
(Dollars in thousands)                                                        2000                1999
-------------------------------------------------------------------------------------------------------------

Cash flows - operating activities
Net income                                                                   $ 13,473             $ 6,476
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                   5,227               1,163
    Depreciation and amortization                                               1,476               1,056
    Deferred income taxes                                                      (1,810)               (251)
    (Gain) loss on sale of investments, net                                         -                   -
    Changes in:
        Accrued interest receivable and other assets                          (16,109)             (1,323)
        Accrued interest payable and other liabilities                          6,646               3,779
        Deferred loan fees and discounts, net                                     481                 819
                                                                       ---------------     ---------------
Operating cash flows, net                                                       9,384              11,719
                                                                       ---------------     ---------------

Cash flows - investing activities
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                           13,904               4,094
    Available for sale                                                              -              19,712
Purchase of investment securities:
    Held to maturity                                                          (98,098)             (7,320)
    Available for sale                                                         (9,896)            (83,944)
    Other securities                                                            1,494                 (47)
Proceeds from sale of available for sale securities                                 -              59,545
Loans, net                                                                   (162,780)           (159,650)
Proceeds from sale of other real estate owned                                       -                 345
Purchase of property, premises and equipment, net                               1,097              (2,679)
Purchase of insurance policies                                                 (2,524)             (1,935)
                                                                       ---------------     ---------------
Investing cash flows, net                                                    (256,803)           (171,879)
                                                                       ---------------     ---------------

Cash flows - financing activities
Net change in deposits                                                        339,080             225,453
Net change in other borrowings - short term                                   (28,000)            (10,695)
Principal repayment - long term borrowings                                          -              (3,000)
Company obligated madatorially redeemable preferred
 securities of subsidiary trust holding solely junior
 subordinated debentures issued (proceeds from issuance of)                     9,500                   -
Proceeds from sale of common stock                                             14,750               1,793
Cash dividends                                                                 (2,267)             (1,764)
                                                                       ---------------     ---------------
Financing cash flows, net                                                     333,063             211,787
                                                                       ---------------     ---------------

Net change in cash and cash equivalents                                        85,644              51,627
Cash and cash equivalents at beginning of period                              338,398             239,285
                                                                       ---------------     ---------------
Cash and cash equivalents at end of period                                  $ 424,042           $ 290,912
                                                                       ===============     ===============

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                $  26,306           $  35,791
    Income taxes                                                            $     810           $   7,729
Non-cash transactions:
    Additions to other real estate owned                                    $       -           $     105

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2000 and December 31, 1999 and for the
Three Months Ended March 31, 2000 and 1999


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of March 31, 2000, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended March 31, 2000 have been prepared by Greater Bay Bancorp (the "Company" ) and are not audited. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 2000. Consolidated financial statements should be read in conjunction with the consolidated financial statements in the Current Report on Form 8-K filed on February 1, 2000.

Consolidation and Basis of Presentation

     The unaudited financial information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1999. The consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Bay Area Bank ("BAB"), Bay Bank of Commerce ("BBC"), Cupertino National Bank ("CNB"), Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank ("MPB"), Mt. Diablo National Bank ("MDNB"), Peninsula Bank of Commerce ("PBC"), GBB Capital I, GBB Capital II and GBB Capital III and its operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods consolidated financial statements to conform to the current presentation. In the opinion of management such unaudited financial statements reflect all adjustments necessary for fair statement of the results of operations and balances for the interim period presented. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires the Company to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

                                                                                                      Accumulated
                                                                                                         Other
(Dollars in thousands)                                    Unrealized Gains          Cash Flow         Comprehensive
                                                           on Securities              Hedges             Income
 ------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                                      $ (6,540)            $ 1,504            $ (5,036)
Current period change                                              (1,452)                251              (1,201)
                                                      ------------------------------------------------------------

Balance - March 30, 2000                                         $ (7,992)            $ 1,755            $ (6,237)
                                                      ============================================================

                                                                                                      Accumulated
                                                                                                         Other
(Dollars in thousands)                                    Unrealized Gains          Cash Flow         Comprehensive
                                                           on Securities              Hedges             Income
------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                                         $ 709              $ (677)               $ 32
Current period change                                                (449)                881                 432
                                                      ------------------------------------------------------------

Balance - March 30, 1999                                            $ 260               $ 204               $ 464
                                                      ============================================================

As of March 31, 2000 and December 31, 1999 and for the
Three Months Ended March 31, 2000 and 1999

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

NOTE 2--MERGERS

     On December 14, 1999, Greater Bay and Coast Bancorp, the holding company of Coast Commercial Bank ("CCB"), a California state chartered bank, signed a definitive agreement for a merger between the two companies, as a result of which CCB will become a wholly owned subsidiary of Greater Bay. The agreement provides for Coast Bancorp shareholders to receive approximately 3,105,000 shares of Greater Bay stock subject to certain adjustments based on movements in Greater Bay's stock price, in a tax -free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the second quarter of 2000, subject to regulatory and shareholder approvals.

     On January 26, 2000, Greater Bay, Bank of Santa Clara ("BSC") and GBB Merger Corp. signed a definitive agreement for a merger between BSC and GBB Merger Corp., as a result of which BSC will become a wholly owned subsidiary of Greater Bay. The agreement provides for BSC shareholders to receive approximately 2,017,000 shares of Greater Bay stock subject to certain adjustments based on movements in Greater Bay's stock price in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the early third quarter of 2000, subject to regulatory and shareholder approvals.

     On March 21, 2000, Greater Bay, Bank of Petaluma ("BOP") and DKSS Corp. signed a definitive agreement for a merger between BOP and DKSS, as a result of which BOP will become a wholly owned subsidiary of Greater Bay. The agreement provides for BOP shareholders to receive approximately 990,000 shares of Greater Bay stock subject to certain adjustments based on changes in the Company's stock price in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the fourth quarter of 2000, subject to BOP's shareholders and regulatory approvals.

As of March 31, 2000 and December 31, 1999 and for the
Three Months Ended March 31, 2000 and 1999

     The following table sets forth certain historical information concerning the operations of the Company, Coast Bancorp, BSC and BOP for the period indicated and proforma combined information assuming the acquisitions had been consummated at the beginning of the period presented.

                                                    For the three months ended
(Dollars in thousands)                                    March 31, 2000
-------------------------------------------------------------------------

Net interest income:
   Greater Bay Bancorp                                          $ 36,378
   Coast Bancorp                                                   5,538
   BSC                                                             4,958
   BOP                                                             2,231
                                                          ---------------
     Combined                                                   $ 49,105
                                                          ===============

Provision for loan losses:
   Greater Bay Bancorp                                          $  5,227
   Coast Bancorp                                                      87
   BSC                                                               225
   BOP                                                                15
                                                          ---------------
      Combined                                                  $  5,554
                                                          ===============

Net income:
   Greater Bay Bancorp                                          $ 13,473
   Coast Bancorp                                                   2,035
   BSC                                                             1,221
   BOP                                                               567
                                                          ---------------
      Combined                                                  $ 17,296
                                                          ===============

     There are currently no significant transactions between the Company and each of Coast Bancorp, BSC and BOP.

As of March 31, 2000 and December 31, 1999 and for the
Three Months Ended March 31, 2000 and 1999

NOTE 3--PROPERTY, PREMISES AND EQUIPMENT

     During the first quarter of 2000, the Company sold bank premises with a carrying value of $4.8 million for $5.4 million in a sale-lease back transaction. No gain was recognized on the transaction. Gains of $535,000 have been deferred and will be recognized over the term of the Company's lease.

NOTE 4--BORROWINGS

     Other borrowings are detailed as follows:

                                                            March 31,     December 31,
(Dollars in thousands)                                        2000            1999
----------------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under agreements
         to repurchase                                          $ -         $ 40,100
      Short term notes payable                                  100                -
      Fed Fund Purchases                                     14,000                -
      Advances under credit lines                            25,000            7,000
                                                      -------------------------------
            Total short term borrowings                      39,100           47,100
                                                      -------------------------------
   Long term borrowings:
      Securities sold under agreements
         to repurchase                                            -           10,000
      FHLB advances                                           2,000           12,000
                                                      -------------------------------
            Total other long term borrowings                  2,000           22,000
                                                      -------------------------------
Total other borrowings                                     $ 41,100         $ 69,100
                                                      ===============================

     During the three month period ended March 31, 2000 and the twelve month period ended December 31, 1999, the average balance of securities sold under short term agreements to repurchase were $30.3 million and $14.8 million, respectively, and the average interest rates during those periods were 5.89% and 5.64%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the three month period ended March 31, 2000 and the twelve month period ended December 31, 1999, the average balance of federal funds purchased was $154,000 and $186,000, respectively, and the average interest rates during those periods were 6.50% and 5.29%, respectively. There were $14.0 million outstanding at March 31, 2000 and no such balances outstanding at December 31, 1999.

     The FHLB advances will mature in the year 2003 and have an average interest rate of 5.47%. The advances are collateralized by securities pledged to the FHLB. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment.

As of March 31, 2000 and December 31, 1999 and for the
Three Months Ended March 31, 2000 and 1999

NOTE 5--PER SHARE DATA

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

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2000 and 1999.

                                                               For the three months                    For the three months
                                                               ended March 31, 2000                     ended March 31, 199
                                                   -----------------------------------------    ------------------------------------
                                                                     Average                                   Average
                                                     Income          Shares       Per Share        Income       Shares     Per Share

(Dollars in thousands, except per share amounts)   (Numerator)    (Denominator)     Amount      (Numerator)  (Denominator)   Amount
---------------------------------------------------------------------------------------------    ----------------------------------

Net income                                          $ 13,473                                      $ 6,476

Basic net income per share:
   Income available to common shareholders            13,473        14,031,000        $ 0.96        6,476    13,053,000    $ 0.50

Effect of dilutive securities:
   Stock options                                           -           732,000             -            -       920,000         -
                                                   ------------------------------------------    ---------------------------------

Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                          $ 13,473        14,763,000        $ 0.91      $ 6,476    13,973,000    $ 0.46
                                                   ------------------------------------------    ---------------------------------

     There were options to purchase 6,475 and 475,125 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended March 31, 2000 and 1999, respectively.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2000 merger with Mt. Diablo Bancshares ("MD Bancshares") at a 0.9532 conversion ratio and the 1999 mergers with Bay Commercial Services ("BCS") at a 0.6833 conversion ratio and Bay Area Bancshares ("BA Bancshares") at a 1.38682 conversion ratio.


NOTE 6--ACTIVIY OF BUSINESS SEGMENTS

          The Company adopted SFAS No. 131. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges allocating all corporate-headquarters costs to each of its operating segments. The Company evaluates the performances of its segments and allocates resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

As of March 31, 2000 and December 31, 1999 and for the
Three Months Ended March 31, 2000 and 1999

     The Company is organized primarily along community banking and trust divisions. Thirteen of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division has been shown as the "trust operations" segment. The Company's business is conducted principally in the U.S.; foreign operations are not material.

     The following table shows each segment's key operating results and financial position for the three months ended March 31, 2000 and 1999:

                                                               Three Months Ended                       Three Months Ended
                                                                 March 31, 2000                           March 31, 1999
                                                     ---------------------------------------   -------------------------------------

                                                         Community               Trust             Community             Trust
(Dollars in thousands)                                    Banking              Operations           Banking            Operations
------------------------------------------------------------------------------------------------------------------------------------


Net interest income                                      $ 36,907               $ 118                  $ 25,046              $ 57
Other income                                               13,804                 863                     2,319               725
Operating expenses, excluding merger and
     other related nonrecurring costs                      20,190                 650                    15,178               718
Net income before income taxes, merger,
  and other related costs and extraordinary items (1)      25,339                 286                    11,097                (9)


Total assets                                            3,129,548                   -                 2,246,069                 -
Deposits                                                2,783,363              62,103                 1,938,283            45,477
Assets under management                                         -             751,677                         -           630,490

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the three months ended March 31, 2000 and 1999 is presented below.

                                                                Three Months Ended                            Three Months Ended
                                                                  March 31, 2000                                March 31, 1999
                                                                -------------------                           -------------------
Net interest income and other income
   Total segment net interest income and other income                     $ 51,692                                   $    28,147
   Parent company net interest income and other income                        (620)                                         (805)
                                                                -------------------                           -------------------
      Consolidated net interest income and other income                   $ 51,072                                   $    27,342
                                                                ===================                           ===================

Net income before taxes, merger
related nonrecurring costs and extraordinary items
   Total segment net income before taxes                                  $ 25,625                                   $    11,088
   Parent company net income before taxes                                      885                                          (343)
      Consolidated net income before taxes
         merger and other related costs and
                                                                -------------------                           -------------------
         extraordinary items                                              $ 26,510                                   $    10,745
                                                                ===================                           ===================

Total assets
   Total segment assets                                                $ 3,129,548                                   $ 2,246,069
   Parent company assets                                                    68,094                                        24,225
                                                                -------------------                           -------------------
      Consolidated total assets                                        $ 3,197,642                                   $ 2,270,294
                                                               ===================                           ===================

NOTE 7--CASH DIVIDEND

     The Company declared a cash dividend of $0.15 cents per share payable on April 15, 2000 to shareholders of record as of March 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay is a bank holding company operating BAB, BBC, CNB, Golden Gate, MPB, MDNB, and PBC. The Company also owns and operates GBB Capital I, GBB Capital II, and GBB Capital III which are Delaware statutory business trusts, which were formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities ("TPS"). Greater Bay also includes the operating divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and the Venture Banking Group. The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout the Silicon Valley, San Francisco, the San Francisco Peninsula and the East Bay region, with 19 offices located in Blackhawk, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Palo Alto, Pleasanton, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara and Walnut Creek.

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

RESULTS OF OPERATIONS

     Net income for the first quarter of 2000 increased 107.7% to $13.5 million, or $0.91 per diluted share, compared to net income of $6.5 million, or $0.46 per diluted share, for the first quarter of 1999. The first quarter 2000 results included nonrecurring warrant income of $8.6 million compared to nonrecurring warrant income of $4,000 during the first quarter of 1999. In addition, the first quarter of 2000 included nonrecurring merger related costs and extraordinary items of $2.4 million compared to nonrecurring merger related costs and extraordinary items of $88,000 in the first quarter of 1999. As a result, net income, including nonrecurring warrant income and excluding nonrecurring merger related expenses and extraordinary items, increased 140.9% to $15.9 million, or $1.07 per diluted share, for the first quarter of 2000, compared to $6.6 million, or $0.47 per diluted share, in the first quarter of 1999.

     Greater Bay Bancorp's core earnings, which is its net income, excluding nonrecurring warrant income, merger related costs and extraordinary items, for the first quarter of 2000 increased 65.3% to $10.8 million, or $0.73 per diluted share, compared to $6.6 million, or $0.47 per diluted share, in the first quarter of 1999. Based on its core earnings for the first quarter of 2000, Greater Bay Bancorp's return on average equity was 23.75%, its return on average assets was 1.43% and its efficiency ratio was 45.53%. During the first quarter of 1999, Greater Bay Bancorp's core earnings resulted in return on average equity of 20.04%, return on average assets of 1.25% and an efficiency ratio of 56.46%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table summarizes net income, net income per share and key financial ratios inclusive of and exclusive of merger, nonrecurring and extraordinary items for the three month periods presented:

                                                     Income before merger, nonrecurring
                                                           and extraordinary items
                                                   -----------------------------------------
(Dollars in thousands, except per share amounts)    March 31, 2000          March 31, 1999
                                                   -----------------------------------------

Income                                               $ 10,843                  $ 6,562
Income per share:
   Basic                                               $ 0.77                   $ 0.50
   Diluted                                             $ 0.73                   $ 0.47
Return on average assets                                1.43%                    1.25%
Return on average shareholders' equity                 23.75%                   20.04%

                                                       Income after technology gains and before
                                                            merger and extraordinary items
                                                     ----------------------------------------------
(Dollars in thousands, except per share amounts)       March 31, 2000              March 31, 1999
                                                     ----------------------------------------------

Income                                                   $ 15,862                    $ 6,560
Income per share:
   Basic                                                   $ 1.13                     $ 0.50
   Diluted                                                 $ 1.07                     $ 0.47
Return on average assets                                    2.10%                      1.25%
Return on average shareholders' equity                     34.75%                     20.04%

                                                        Income after merger, nonrecurring
                                                             and extraordinary items
                                                      --------------------------------------------
(Dollars in thousands, except per share amounts)       March 31, 2000             March 31, 1999
                                                      --------------------------------------------

Income                                                  $ 13,473                    $ 6,476
Income per share:
   Basic                                                  $ 0.96                     $ 0.50
   Diluted                                                $ 0.91                     $ 0.46
Return on average assets                                   1.78%                      1.23%
Return on average shareholders' equity                    29.43%                     19.78%

     The Company reported net income of $13.5 million for the three months ended March 31, 2000, a 108.0% increase over the three months ended March 31, 1999 net income of $6.5 million. Basic net income per share was $0.96 for the three months ended March 31, 2000, as compared to $0.50 for the three months ended March 31, 1999. Diluted net income per share was $0.91 and $0.46 for the three months ended March 31, 2000 and 1999, respectively. The return on average assets and return on average shareholders' equity were 1.78% and 29.43% for the three months ended March 31, 2000, compared with 1.23% and 19.78% for the three months ended March 31, 1999.

     The 107.7% increase in 2000 net income as compared to 1999 was the result of significant growth in loans, investments, trust assets and deposits. For the three months ended March 31, 2000, net interest income increased 50.2% as compared to the three months ended March 31, 1999. This increase was primarily due to a 43.9% increase in average interest-earning assets for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increases in loans, trust assets and deposits also contributed to the 44.8% increase in trust fees, loan and international banking fees, service charges and other fees. Other income includes $2.1 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for the three months ended March 31, 2000 by a 25.3% increase in recurring operating expenses, as compared to the three months ended March 31, 1999.

     For the three months ended March 31, 2000, merger and related nonrecurring costs were $2.4 million, net of taxes, as compared to $0 the three months ended March 31, 1999. Warrant income, net of related expenses and taxes, was $5.1 million for the three months ended March 31, 2000 as compared to $2,000 for the three months ended March 31, 1999.

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

                                                                     Three Months Ended
                                                                       March 31, 2000
                                                                -----------------------------
                                                                                               Average
                                                          Average                              Yield/
(Dollars in thousands)                                  Balance(1)           Interest           Rate
--------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                          $   260,274      $     3,836           5.91%
 Other short term securities                                  30,583              468           6.14%
 Investment securities:
      Taxable                                                453,518            7,945           7.03%
      Tax-exempt (1)                                          98,529            1,302           5.30%
 Loans (2), (3)                                            1,985,551           47,679           9.63%
                                                         -----------      -----------
             Total interest-earning assets                 2,828,455           61,230           8.68%
Noninterest-earning assets                                   215,332
                                                         -----------      -----------
                  Total assets                           $ 3,043,787           61,230
                                                         ===========      -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                              $ 1,597,507           16,029           4.02%
      Time deposits, over $100,000                           444,527            5,641           5.09%
      Other time deposits                                     93,490            1,150           4.93%
                                                         -----------      -----------
             Total interest-bearing deposits               2,135,524           22,820           4.29%
Other borrowings                                              58,375              956           6.57%
Subordinated debt                                                  -                -
                                                         -----------      -----------
             Total interest-bearing liabilities            2,193,899           23,776           4.35%
Trust Preferred Securities                                    50,940            1,076           8.47%
                                                         -----------      -----------
             Total interest-bearing liabilities
                    and capital securities                 2,244,839           24,852           4.44%
Noninterest-bearing deposits                                 559,727
Other noninterest-bearing liabilities                         55,629
Shareholders' equity                                         183,592
                                                         -----------
             Total liabilities and  shareholders'
               equity                                    $ 3,043,787           24,852
                                                         ===========      -----------
Net interest income                                                       $    36,378
                                                                          ===========
Including capital securities:
----------------------------------------------------
Interest rate spread                                                                            4.24%
Contribution of interest free funds                                                             0.92%
Net yield on interest-earnings assets (4)                                                       5.16%

Excluding capital securities:
----------------------------------------------------
Interest rate spread                                                                            4.34%
Contribution of interest free funds                                                             0.98%
Net yield on interest-earnings assets (5)                                                       5.31%

                                                                     Three Months Ended
                                                                      December 31, 1999
                                                                -----------------------------
                                                                                                Average
                                                          Average                               Yield/
(Dollars in thousands)                                   Balance(1)           Interest           Rate
--------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                          $   264,134           $4,161           6.25%
 Other short term securities                                  17,365              300           6.85%
 Investment securities:
      Taxable                                                427,344            6,859           6.37%
      Tax-exempt (1)                                          91,632            1,108           4.80%
 Loans (2), (3)                                            1,814,744           43,140           9.43%
                                                         -----------      -----------
             Total interest-earning assets                 2,615,219           55,568           8.43%
Noninterest-earning assets                                   195,887
                                                         -----------      -----------
                  Total assets                           $ 2,811,106           55,568
                                                         ===========      -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                              $ 1,481,001           14,312           3.83%
      Time deposits, over $100,000                           412,210            4,971           4.78%
      Other time deposits                                     96,769            1,146           4.70%
                                                         -----------      -----------
             Total interest-bearing deposits               1,989,980           20,429           4.07%
Other borrowings                                              69,015            1,030           5.92%
Subordinated debt                                                 -                -
                                                         -----------      -----------
             Total interest-bearing liabilities            2,058,995           21,459           4.13%
Trust Preferred Securities                                    50,000            1,054           8.36%
                                                         -----------      -----------
             Total interest-bearing liabilities
                and capital securities                     2,108,995           22,513           4.24%
Noninterest-bearing deposits                                 515,061
Other noninterest-bearing liabilities                         35,956
Shareholders' equity                                         151,094
                                                         -----------
             Total liabilities and  shareholders'
                equity                                   $ 2,811,106           22,513
                                                         ===========      -----------
Net interest income                                                          $ 33,055
                                                                          ===========
Including capital securities:
----------------------------------------------------
Interest rate spread                                                                            4.19%
Contribution of interest free funds                                                             0.82%
Net yield on interest-earnings assets (4)                                                       5.01%

Excluding capital securities:
----------------------------------------------------
Interest rate spread                                                                            4.30%
Contribution of interest free funds                                                             0.88%
Net yield on interest-earnings assets (5)                                                       5.17%

                                                                     Three Months Ended
                                                                       March 31, 1999
                                                                -----------------------------
                                                                                               Average
                                                          Average                              Yield/
(Dollars in thousands)                                  Balance(1)           Interest           Rate
---------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                          $    78,926           $  914           4.70%
 Other short term securities                                  69,493            1,062           6.20%
 Investment securities:
      Taxable                                                337,185            5,061           6.09%
      Tax-exempt (1)                                          76,668              875           4.63%
 Loans (2), (3)                                            1,403,292           32,237           9.32%
                                                         -----------      -----------
             Total interest-earning assets                 1,965,564           40,149           8.28%
Noninterest-earning assets                                   167,831
                                                         -----------      -----------
                  Total assets                           $ 2,133,395           40,149
                                                         ===========      -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                              $ 1,046,066            8,820           3.42%
      Time deposits, over $100,000                           322,133            3,695           4.65%
      Other time deposits                                    114,175            1,272           4.52%
                                                         -----------      -----------
              Total interest-bearing deposits              1,482,374           13,787           3.77%
Other borrowings                                              75,010            1,017           5.50%
Subordinated debt                                              2,443               71          11.79%
                                                         -----------      -----------
               Total interest-bearing liabilities          1,559,827           14,875           3.87%
Trust Preferred Securities                                    50,000            1,054           8.55%
                                                         -----------      -----------
               Total interest-bearing liabilities
                and capital securities                     1,609,827           15,929           4.01%
Noninterest-bearing deposits                                 364,366
Other noninterest-bearing liabilities                         26,429
Shareholders' equity                                         132,773
                                                         -----------
              Total liabilities and  shareholders'
               equity                                    $ 2,133,395           15,929
                                                         ===========      -----------
Net interest income                                                          $ 24,220
                                                                          ===========

Including capital securities:
----------------------------------------------------
Interest rate spread                                                                            4.27%
Contribution of interest free funds                                                             0.73%
Net yield on interest-earnings assets (4)                                                       5.00%

Excluding capital securities:
----------------------------------------------------
Interest rate spread                                                                            4.42%
Contribution of interest free funds                                                             0.80%
Net yield on interest-earnings assets (5)                                                       5.21%

(1) The tax equivalent yields earned on the tax exempt securities are 7.68%, 6.94% and 6.70% for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $1,420,000, $1,217,000 and $1,165,000 for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999, respectively.
(4) Equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities and capital securities, divided by (b) average interest-earning assets for the period.
(5) Equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest income, excluding interest expense on the Trust Preferred Securities issued by the Company ("capital securities"), for the first quarter of 2000 was $37.5 million, a $3.4 million increase over the fourth quarter of 1999 and a $12.3 million increase over the first quarter of 1999. The increase from the first quarter of 1999 to the first quarter of 2000 was primarily due to the $862.9 million, or 43.9% increase in average interest-earning assets. The increase from the fourth quarter of 1999 to the first quarter of 2000 was primarily due to the $213.2 million, or 8.15% increase in average interest-earning assets, which was further increased by a 14 basis points increase in the Company's net yield on interest-earning assets from 5.17% in the fourth quarter of 1999 to 5.31% in the first quarter of 2000.

     The interest rate spread for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999, were reduced by the low spread earned on PBC's Special Deposits (discussed in Note 7 to the consolidated financial statements and notes thereto included in the Current Report on Form 8-K filed on February
1, 2000.   As of March 31, 2000, PBC held $99.7 million in two demand deposits accounts (the "Special Deposits"). The Special Deposits represent the proposed settlement of class action lawsuits not involving the Company. Due to the uncertainty of the time the Special Deposits will remain with PBC, management has invested a significant portion of the funds from this deposit in agency securities with maturities of less than 90 days. The average deposit balances related to the Special Deposits were $101.1 million, $121.5 million and $99.0 million for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999 respectively, on which the Company earned a spread of approximately 3.05%, 3.10% and 3.00%, respectively. Excluding PBC's Special Deposits, the net yield on interest earning assets would have been 5.40%, 5.28% and 5.33% for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999 respectively. Excluding the Special Deposits, the approximate interest rate spread would have been 4.27%, 4.23% and 4.35% for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999 respectively. The purchase of bank-owned life insurance ("BOLI") also reduced the Company's net interest spread since the earnings of BOLI are included in other income while the cost of funding BOLI is included in interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the quarters indicated, a summary of the changes in interest income and interest expense due to average asset and liability balances (volume) and due to changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans. The impact of capital securities is not included in this table.

                                                                 Three months Ended March 31, 2000
                                                                   Compared with December 31, 1999
                                                                      favorable (unfavorable)
                                                       --------------------------------------------------
(Dollars in thousands)                                      Volume            Rate              Net
---------------------------------------------------------------------   --------------    ---------------

INTEREST-EARNING ASSETS:
 Fed funds sold                                           $    (69)       $   (256)        $   (325)
 Other short term securities                                   202             (34)             168
 Investment securities:
      Taxable                                                  404             682            1,086
      Tax-exempt                                                81             113              194
 Loans                                                       3,703             836            4,539
                                                          --------        --------         --------
              Total interest-earning assets                  4,321           1,341            5,662
                                                          --------        --------         --------

INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                                 (1,052)           (665)          (1,717)
      Time deposits, over $100,000                            (369)           (301)            (670)
      Other time deposits                                       44             (48)              (4)
                                                          --------        --------         --------
              Total interest-bearing deposits               (1,377)         (1,014)          (2,391)
Other borrowings                                               174            (100)              74
Subordinated debt                                               --              --               --
                                                          --------        --------         --------
           Total interest-bearing liabilities               (1,203)         (1,114)          (2,317)
                                                          --------        --------         --------

            Increase (decrease) in net interest income    $  3,118        $    227         $  3,345
                                                          ========        ========         ========


                                                              Three months Ended March 31, 2000
                                                                Compared with March 31, 1999
                                                                   favorable (unfavorable)
                                                       --------------------------------------------------
(Dollars in thousands)                                      Volume            Rate              Net
---------------------------------------------------------------------   --------------    ---------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                           $  2,626        $    296         $  2,922
 Other short term securities                                  (584)            (10)            (594)
 Investment securities:
      Taxable                                                1,993             891            2,884
      Tax-exempt                                               283             144              427
 Loans                                                      14,278           1,164           15,442
                                                          --------        --------         --------
              Total interest-earning assets                 18,596           2,485           21,081
                                                          --------        --------         --------

INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                                 (5,397)         (1,812)          (7,209)
      Time deposits, over $100,000                          (1,559)           (387)          (1,946)
      Other time deposits                                      238            (116)             122
                                                          --------        --------         --------
              Total interest-bearing deposits               (6,718)         (2,315)          (9,033)
Other borrowings                                               246            (185)              61
Subordinated debt                                               36              35               71
                                                          --------        --------         --------
           Total interest-bearing liabilities               (6,436)         (2,465)          (8,901)
                                                          --------        --------         --------

            Increase (decrease) in net interest income    $ 12,160        $     20         $ 12,180
                                                          ========        ========         ========

  The Quarter Ended March 31, 2000 compared to March 31, 1999
  -----------------------------------------------------------

     Interest income in the first quarter ended March 31, 2000 increased 52.5% to $61.2 million from $40.1 million in the same period in 1999. This was primarily due to the $18.6 million favorable volume variance which resulted from a $862.9 million, or 43.9%, increase in average interest-earning assets over the comparable prior year. Average loans increased $582.3 million, or 41.5%, to 2.0 billion for the first quarter of 2000 as compared to $1.4 billion for the first quarter of 1999.

     The average yield on interest-earning assets increased 40 basis points to 8.68% in the first quarter of 2000 from 8.28% in the same period of 1999 primarily due to the increase on the yields on loans. Average yields on loans increased 31 basis points to 9.63% in the three months ended March 31, 2000 from 9.32% for the same period in 1999, primarily as a result of increases in market rates of interest.

     Interest expense, excluding capital securities, in the first quarter of 2000 increased 59.1% to $23.8 million from $14.9 million for the same period in 1999. This increase was due to an increase in average interest-bearing liabilities and higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 40.7% to $2.2 billion in the first quarter of 2000 from $1.6 billion in the same period for 1999 due to the efforts of the Company's relationship managers in generating core deposits from their client relationships, deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As a result of the foregoing, the Company's interest rate spread excluding capital securities increased to 4.34% in the first quarter of 2000 compared to 4.42% in the same quarter one year earlier and the net yield on interest-earning assets increased to 5.31% from 5.21%.

     During the first quarter of 2000, average noninterest-bearing deposits increased to $559.7 million from $364.4 million in the same period in 1999. Average noninterest-bearing deposits comprised 20.8% of total deposits for the first quarter in 2000, compared to 19.7% for the same period in 1999.

     The Quarter Ended March 31, 2000, compared to December 31, 1999
     ---------------------------------------------------------------

     Interest income increased 10.2% to $61.2 million for the first quarter of 2000, as compared to $55.6 million for the previous quarter. Average interest-earning assets increased 8.15% in the first quarter of 2000 from $2.6 billion for the previous quarter. The increase in interest income for the first quarter of 2000, as compared to the prior quarter, was primarily the result of an increase in the average balances of loans which increased $170.8 million and investment securities which grew $33.1 million from the prior quarter. The impact of increases in average balances on loans was enhanced by an increase in the yield earned on those assets. The yield on the average interest-earning assets increased 25 basis points to 8.68% in the first quarter of 2000 from 8.43% in the fourth quarter of 1999, primarily as a result of increases in market rates of interest.

     Interest expense, excluding capital securities, in the first quarter of 2000 increased 10.4% to $23.8 million from $21.5 million in the prior quarter. The increase is the result of increased interest-bearing liabilities, which rose to $2.2 billion for the first quarter of 2000, as compared to $2.1 billion for the prior quarter, and a 22 basis point increase in the cost of funds which increased to 4.35% in the first quarter of 2000.

     As a result of the foregoing, the Company's interest rate spread excluding capital securities increased to 4.34% in the first quarter of 2000 compared to 4.30% in the prior quarter and the net yield on interest-earning assets increased to 5.31% from 5.17%.

     During the first quarter of 2000, average noninterest-bearing deposits increased to $559.7 million from $515.1 million in the fourth quarter of 1999. Average noninterest-bearing deposits comprised 20.8% of total deposits for the first quarter in 2000, compared to 20.6% for the prior quarter.

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

                                                                                          Three Months Ended March 31,
                                                                                   -----------------------------------------
(Dollars in thousands)                                                                      2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                                               $ 559,727               $ 364,366
Client service expenses                                                                         500                     439
Client service expenses, annualized                                                           0.36%                   0.49%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                                                          5.16%                   5.00%
Impact of client service expense                                                              (0.07)%                 (0.09)%
                                                                                   -----------------------------------------
Adjusted net yield on interest-earning assets (1)                                             5.09%                   4.91%
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

Provision for Loan Losses

     The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     Refer to the section "FINANCIAL CONDITION - Allowance for Loan Losses" for a description of the methodology the Company uses in determining an adequate allowance for loan losses.

     The provision for loan losses for the first quarter of 2000 was $5.2 million, compared to $1.2 million for the first quarter of 1999. In addition, in connection with the MD Bancshares merger, the Company made an additional provision for loan losses of $850,000 in the first quarter of 2000 to conform to the Company's allowance methodology. Nonperforming loans, comprised of nonaccrual loans, restructured loans, and accruing loans past due 90 days or more, increased from $4.1 million, or 0.27% of loans outstanding, at March 31, 1999, to $5.9 million or 0.28% of loans outstanding at March 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For further information on nonperforming and classified loans and the allowance for loan losses, see--"Nonperforming and Classified Assets" herein.

Other Income

     Total other income increased to $14.7 million for the first quarter of 2000 compared to $3.1 million for the first quarter of 1999. The following table sets forth information by category of other income for the quarters indicated.

                                                               At and for the three month periods ended
                                             ------------------------------------------------------------------------------
                                               March 31,      December 31,     September 30,      June 30,     March 31,
(Dollars in thousands)                            2000            1999              1999            1999         1999
---------------------------------------------------------------------------------------------------------------------------
Loan and international banking fees                   $ 991              862                871          651           449
Trust fees                                              924              774                768          727           721
Service charges and other fees                          811              916                791          660           712
ATM network revenue                                     425              474                620          501           515
Gain on sale of SBA loans                               108               85                272          351           302
Gain (loss) on sale of investments, net                  (1)             (23)                 4            -             -
Other                                                 2,827            3,949              1,836          591           419
                                             ------------------------------------------------------------------------------
   Total, recurring                                   6,085            7,037              5,162        3,481         3,118
Warrant income                                        8,609           14,278                  -          226             4
                                             ------------------------------------------------------------------------------
   Total                                           $ 14,694         $ 21,315            $ 5,162      $ 3,707       $ 3,122
                                             ==============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the first quarter of 2000 as compared to the same period in 1999, the increase in other income was a result of $542,000 increase in loan and international banking fees, a $99,000 increase in service charges and other fees, and a $203,000 increase in trust fees. These increases were a result of significant growth in total loans, total deposits and trust assets. The gains on sale of SBA loans has declined to $108,000 as compared to $302,000 for the same quarter in 1999. The average premiums paid on SBA loans sold has declined reducing the gains earned by the Company. Other income for the first quarter of 2000 includes $2.1 million in appreciation recognized on equity securities received in the settlement of a loan. As discussed further below, the warrant income resulted from the sale of stock acquired from clients in connection with financing activities.

     In November 1999, the voters of San Francisco adopted an ordinance which prohibits financial institutions in San Francisco from imposing surcharges of any kind to noncustomers who access automated teller machines to conduct electronic transactions, including cash withdrawals and fund transfers. Other cities in California have either adopted or are considering similar proposals. The Company estimates that approximately $37,000 of ATM network revenue during the first quarter of 2000 was derived from such type of surcharges in the City and County of San Francisco. While the implementation of this ordinance has been blocked through legal challenges and is not material, the adoption of similar laws in other areas where the Company operates ATMs could cause a more substantial reduction in ATM network revenue in the future.

     Other income for the first quarter of 2000 and the first quarter of 1999 included warrant income of $8.6 million and $4,000, respectively, net of related employee incentives. The Company holds in excess of 100 warrant positions. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We may not be able to realize gains form these equity instruments in future periods due to fluctuations in the market prices of the underlying common stock of these companies. The timing and amount of income, if any, from the disposition of client warrants typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, future gains cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income we realize from the disposition of client warrants may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities, or by increases to the provision for loan losses.

Operating Expenses

     The following table sets forth the major components of operating expenses for the quarters indicated.

                                                                              At and for the three month periods ended
                                                                                 March 31,           December 31,
                                                                            -------------------------------------------
(Dollars in thousands)                                                             2000                  1999
-----------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                                        $ 10,979                 $ 10,745
Occupancy and equipment                                                             3,917                    3,449
Legal and other professional fees                                                     806                      481
Telephone, postage and supplies                                                       720                      750
Marketing and promotion                                                               564                      556
Client services                                                                       500                      474
FDIC insurance and regulatory assessments                                             202                      179
Directors' fees                                                                       109                      357
Expenses on other real estate owned                                                    10                      (53)
Other                                                                               1,528                    1,449
                                                                            -------------------------------------------
    Total operating expenses, excluding merger costs                               19,335                   18,387
Contribution to the GBB Foundation and related expense, net                             -                   11,837
Merger costs                                                                        3,881                    6,367
                                                                            -------------------------------------------
    Total operating expenses                                                     $ 23,216                 $ 36,591
                                                                            ===============================================
Efficiency ratio, excluding trust operations                                       45.05%                   67.20%
Efficiency ratio, excluding trust operations and before merger costs               37.30%                   33.17%
Total operating expenses to average assets*                                         3.06%                    5.16%
Total operating expenses to average assets, before
  merger costs*                                                                     2.55%                    2.60%

                                                                                  At and for the three month periods ended
                                                                                  September 30,     June 30,       March 31,
                                                                            -----------------------------------------------
(Dollars in thousands)                                                                1999           1999           1999
---------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                                            $ 9,482         $ 9,129       $ 8,714
Occupancy and equipment                                                                2,978           2,750         3,026
Legal and other professional fees                                                        756             601           580
Telephone, postage and supplies                                                          731             703           718
Marketing and promotion                                                                  450             457           462
Client services                                                                          323             138           439
FDIC insurance and regulatory assessments                                                167             128           117
Directors' fees                                                                          174              52           209
Expenses on other real estate owned                                                       30              15            21
Other                                                                                  1,889           2,191         1,148
                                                                            -----------------------------------------------
    Total operating expenses, excluding merger costs                                  16,980          16,164        15,434
Contribution to the GBB Foundation and related expense, net                                -             323             -
Merger costs                                                                               -           3,965             -
                                                                            -----------------------------------------------
    Total operating expenses                                                        $ 16,980        $ 20,452      $ 15,434
                                                                            ===============================================
Efficiency ratio, excluding trust operations                                          47.98%          66.14%        55.41%
Efficiency ratio, excluding trust operations and before merger costs                  47.98%          59.10%        55.41%
Total operating expenses to average assets*                                            2.66%           3.43%         2.93%
Total operating expenses to average assets, before
  merger costs*                                                                        2.66%           2.71%         2.93%

*Annualized

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses totaled $23.2 million for the first quarter of 2000, compared to $15.4 million for the first quarter of 1999. The ratio of operating expenses to average assets, before merger costs, was 2.55% for the first quarter of 2000 and 2.93% for the first quarter of 1999.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same
(or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio, excluding trust operations and nonrecurring items, for the first quarter of 2000 was 37.30%, compared to 55.41% for the first quarter of 1999. The Company's efficiency ratio for the first quarter of 2000 was lowered in part by the impact of the $2.1 million in appreciation on equity securities received in settlement of a loan. Excluding this income, the Company's efficiency ratio would have been 45.04%.

     As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. For the first quarter of 2000, average assets increased 42.7% from the first quarter of 1999, while operating expenses, excluding nonrecurring cost, increased only 25.3%.

     Compensation and benefits expenses increased for the first quarter of 2000 to $11.0 million, compared to $8.7 million for the first quarter of 1999. The increase in compensation and benefits is due primarily to the addition of personnel to accommodate the growth of the Company.

     The increase in occupancy and equipment; telephone, postage, and supplies; marketing and promotion; and client service expense was related to the Company's growth.

Income Taxes

     The Company's effective income tax rate for the first quarter of 2000 was 40.5%, compared to 38.9% in the first quarter of 1999. The effective rates were lower than the statutory rate of 42.0% due to tax-exempt income on municipal securities, state enterprise zone credits and the preferential tax treatment of the donation of appreciated warrants to the Foundation. The reductions were partially offset by the impact of merger and other related nonrecurring costs.


FINANCIAL CONDITION

     Total assets increased 12.4% to $3.2 billion at March 31, 2000, compared to $2.8 billion at December 31, 1999. The increase in the first quarter of 2000 was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

     Total gross loans increased 8.4% (33.7% annualized) to $2.1 billion at March 31, 2000, compared to $1.9 billion at December 31, 1999. The increase in the loan volume during the first three months of 2000 was primarily due to the continued strength of the economy in the Company's market areas coupled with the business development efforts of the Company's relationship managers.

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

     The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                            March 31,                   December 31,
                                                              2000                         1999
                                                  ------------------------------------------------------
(Dollars in thousands)                                Amount         %            Amount          %
--------------------------------------------------------------------------------------------------------
Commercial                                        $   917,326       45.0%       $   810,399       43.1%
Term real estate - Commercial                         522,852       25.7            484,076       25.7
                                                  ------------------------------------------------------
              Total commercial                      1,440,178       70.7          1,294,475       68.8
Real estate construction and land                     441,085       21.6            417,326       22.2
Real estate term - other                               97,437        4.8             92,688        4.9
Consumer and other                                    111,269        5.5            123,528        6.6
                                                  ------------------------------------------------------
              Total loans, gross                    2,089,969      102.6          1,928,017      102.5
Deferred fees and discounts, net                       (7,321)      (0.4)            (6,840)      (0.4)
                                                  ------------------------------------------------------
              Total loans, net of deferred fees     2,082,648      102.2          1,921,177      102.1
Allowance for loan losses                             (44,820)      (2.2)           (40,421)      (2.1)
                                                  ------------------------------------------------------
               Total loans, net                   $ 2,037,828      100.0%       $ 1,880,756      100.0%
                                                  ======================================================
                                                        March 31,
                                                          1999
                                             ----------------------------
                                                     Amount          %
                                             ----------------------------
Commercial                                        $   651,860       44.7%
Term real estate - Commercial                         369,663       25.4
                                             ----------------------------
              Total commercial                      1,021,523       70.1
Real estate construction and land                     272,300       18.7
Real estate term - other                               90,417        6.2
Consumer and other                                    105,329        7.2
                                             ----------------------------
              Total loans, gross                    1,489,569      102.2
Deferred fees and discounts, net                       (5,598)      (0.4)
                                             ----------------------------
              Total loans, net of deferred fees     1,483,971      101.8
Allowance for loan losses                             (26,866)      (1.8)
                                             ----------------------------
               Total loans, net                   $ 1,457,105      100.0%
                                             ============================

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

                                                                                At and for the three month periods ended
                                                         March 31,      December 31,     September 30,    June 30,     March 31,
                                                        ---------------------------------------------------------------------------
(Dollars in thousands)                                      2000            1999             1999           1999         1999
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans
           Nonaccrual loans                                    $ 5,170    $ 4,418    $ 6,028      $3,487     $ 3,104
           Accruing loans past due 90 days or more                  10         51          -         199           -
           Restructured loans                                      743        807      1,492       1,034         951
                                                        -------------------------------------------------------------
                 Total nonperforming loans                       5,923      5,276      7,520       4,720       4,055
Other real estate owned                                            271        271        515         595         620
                                                        -------------------------------------------------------------
                 Total nonperforming assets                    $ 6,194    $ 5,547    $ 8,035      $5,315     $ 4,675
                                                        -------------------------------------------------------------

           Nonperforming assets to total loans
              and other real estate owned                        0.30%      0.29%      0.46%       0.33%       0.31%
           Nonperforming assets to total assets                  0.19%      0.19%      0.30%       0.22%       0.21%

     At March 31, 2000, the Company had $5.2 million in nonaccrual loans. Interest income foregone on nonaccrual loans outstanding totaled $241,000 and $64,000 for the three months ended March 31, 2000 and 1999, respectively.

     The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. At March 31, 2000, OREO acquired through foreclosure had a carrying value of $271,000, same as December 31, 1999.

     The Company had $743,000 and $807,000 of restructured loans as of March 31, 2000 and December 31, 1999, respectively. There were no principal reduction concessions allowed on restructured loans during the first quarter of 2000 or 1999. Interest income from restructured loans totaled $20,000 and $9,000 for the three months ended March 31, 2000 and 1999, respectively. Foregone interest income, which totaled $241,000 and $8,000 for the three months ended March 31, 2000 and 1999, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

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

                                                                                At and for the three month periods ended
                                                          March 31,      December 31,     September 30,    June 30,     March 31,
                                                        ----------------------------------------------------------------------------
(Dollars in thousands)                                       2000            1999             1999           1999         1999
------------------------------------------------------------------------------------------------------------------------------------
Substandard                                                    $ 24,398        $ 23,431          $ 25,390     $23,150      $ 16,296
Doubtful                                                          4,739           1,850             2,134       1,139         1,026
Loss                                                                  -               -                 -           -             -
Other real estate owned                                             271             271               515         595           620
                                                        ----------------------------------------------------------------------------
     Classified assets                                         $ 29,408        $ 25,552          $ 28,039     $24,884      $ 17,942
                                                        ============================================================================


Classified assets to total loans and other real                   1.41%           1.33%             1.61%       1.55%         1.21%
   estate owned
Allowance for loan losses to total classified assets            152.41%         158.19%           117.79%     117.29%       149.74%

     With the exception of these classified assets, management was not aware of any loans outstanding as of March 31, 2000 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.


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

                                                              At and for the three month periods ended
                                                             March 31,      December 31,     September 30,
                                                          -------------------------------------------------
(Dollars in thousands)                                          2000              1999              1999
-----------------------------------------------------------------------------------------------------------
Period end loans outstanding                                $ 2,082,648     $ 1,921,177     $ 1,743,531
Average loans outstanding                                   $ 1,985,551     $ 1,814,744     $ 1,675,088
Allowance for loan losses:
Balance at beginning of period                              $    40,421     $    33,028     $    29,187
Charge-offs:
           Commercial                                            (1,686)         (1,331)           (601)
           Real estate construction and land                        --              --              --
           Real estate term                                         --              --              --
           Consumer and other                                       (97)            (80)           (103)
                                                            -------------------------------------------
                 Total charge-offs                               (1,783)         (1,411)           (704)
                                                            -------------------------------------------

Recoveries:
           Commercial                                               102             --              748
           Real estate construction and land                        --              --              --
           Real estate term                                         --              --              --
           Consumer and other                                         3             277              42
                                                            -------------------------------------------
                 Total recoveries                                   105             277             790
                                                            -------------------------------------------
            Net charge-offs                                      (1,678)         (1,134)             86
Provision charged to income (1)                                   6,077           8,527           3,755
                                                            -------------------------------------------
Balance at end of period                                    $    44,820     $    40,421     $    33,028
                                                            ===========================================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                   0.34%           0.28%          -0.02%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                   0.34%           0.09%           0.02%
Allowance as a percentage of average loans outstanding             2.26%           2.23%           1.97%
Allowance as a percentage of period end loans outstanding          2.15%           2.10%           1.89%
Allowance as a percentage of non-performing loans                756.71%         766.13%         439.20%

                                                              June 30,         March 31,
                                                            ----------------------------
                                                               1999             1999
                                                            ----------------------------
Period end loans outstanding                                  $ 1,600,326    $ 1,483,971
Average loans outstanding                                     $ 1,548,566    $ 1,403,292
Allowance for loan losses:
Balance at beginning of period                                $    26,866    $    25,960
Charge-offs:
           Commercial                                                (200)          (226)
           Real estate construction and land                           --             --
           Real estate term                                            --             --
           Consumer and other                                         (43)           (69)
                                                            ----------------------------
                 Total charge-offs                                   (243)          (295)
                                                            ----------------------------

Recoveries:
           Commercial                                                 195             21
           Real estate construction and land                           --             --
           Real estate term                                             1             --
           Consumer and other                                           5             17
                                                            ----------------------------
                 Total recoveries                                     201             38
                                                            ----------------------------
            Net charge-offs                                           (42)          (257)
Provision charged to income (1)                                     2,363          1,163
                                                            ----------------------------
Balance at end of period                                      $    29,187    $    26,866
                                                            ============================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                     0.01%          0.07%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                     0.04%          0.07%
Allowance as a percentage of average loans outstanding               1.88%          1.91%
Allowance as a percentage of period end loans outstanding            1.82%          1.81%
Allowance as a percentage of non-performing loans                  618.37%        662.54%

-----------------------

(1) Includes $850,000 in the first quarter of 2000, $2,300,000 in the fourth quarter of 1999 and $400,000 in the second quarter of 1999 to conform practices to the Company's reserve methodologies, which is included in mergers and related nonrecurring costs.



     The Company employs a systematic methodology for determining its allowance for loan losses, which includes a monthly review process and monthly adjustment of the allowance. The Company's process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit indicators of deterioration.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Qualitative factors include the general economic environment in the Company's marketplace, and in particular, the state of the technology industries based in the Silicon Valley and other key industries in the San Francisco Bay Area. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the Company's methodology. The Company's methodology is, and has been, consistently followed. However, as the Company adds new products, increases in complexity, and expands its geographic coverage, the Company intends to enhance its methodology to keep pace with the size and complexity of the loan portfolio. In this regard, the Company has periodically engaged outside firms to independently assess the Company's methodology, and on an ongoing basis the Company engages outside firms to perform independent credit reviews of its loan portfolio. Management believes that the Company's systematic methodology continues to be appropriate given the Company's size and level of complexity.

     While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management.
In general, management feels that the allowance for loan losses is adequate as of March 31, 2000. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

     At March 31, 2000, the allowance for loan losses was $44.8 million, consisting of a $30.8 million allocated allowance and a $14.0 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

     Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At March 31, 2000, the Banks had approximately $53.9 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of March 31, 2000, Greater Bay did not have any material commitments for capital expenditures.

     Net cash provided by operating activities, consisting primarily of net income and increases in interest payable and other liabilities, totaled $9.4 million and $11.7 million for the three months ended March 31, 2000 and 1999, respectively. Cash used for investing activities totaled $256.8 million and $171.9 million for the three months ended March 31, 2000 and 1999, respectivley. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the three months ended March 31, 2000 net cash provided by financing activities was $333.1 million, compared to $211.8 million for the three months ended March 31, 2000. Historically, the primary financing activity of the Company has been through deposits. For the three months ended March 31, 2000 and 1999, deposit gathering activities generated cash of $339.1 million and $225.5 million, respectively. This represents a total of 101.8% and 106.5% of the financing cash flows for the three months ended March 31, 2000 and 1999, respectively. The Company has supplemented its financing activities through the issuance of Trust Preferred Securities and common stock. See "Capital Resources" for further discussion below.

Capital Resources

     Shareholders' equity at March 31, 2000 increased to $198.4 million from $173.4 million at December 31, 1999. Greater Bay paid dividends of $0.15 and $0.48 per share during the three months ended March 31, 2000 and the twelve months ended December 31, 1999, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

     In the first quarter of 2000 and the fourth quarter of 1999 the Company issued 324,324 and 535,000 shares of common stock in a private placement, respectively. The proceeds from the offering were $11.5 million and $19.0 million, respectively, net of issuance costs. Greater Bay used a portion of the net proceeds from the offering to supplement the capital of the Banks and intends to use the remainder for general corporate purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In 1997, the Company issued $20.0 million in TPS to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company completed a second offering of TPS in an aggregate amount of $30.0 million. In the first quarter of 2000, the Company completed a third offering of TPS in an aggregate amount of $9.5 million. Under applicable regulatory guidelines, the TPS qualifies as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion of TPS would qualify as Tier 2 capital. As of March 31, 2000, $59.5 million of the TPS qualified as Tier I capital. As the Company's shareholders' equity increases, the amount of Tier I capital that can be comprised of TPS will increase.

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

     A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity and TPS in core capital, and the allowance for loan losses in supplementary capital.

     At March 31, 2000, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at March 31, 2000 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.

                                                Tier 1           Total
                                 Leverage     Risk-Based      Risk-Based
                                   Ratio     Capital Ratio   Capital Ratio
                                   -----     -------------   -------------

Company                           8.86%          10.10%          11.48%
Well-capitalized                  5.00%           6.00%          10.00%
Adequately capitalized            4.00%           4.00%           8.00%


     In addition, at March 31, 2000, each of the Banks had levels of capital that exceeded the well-capitalized guidelines.

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

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net portfolio value in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in net portfolio value for these rate shock levels as of March 31, 2000. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.


(Dollars in thousands)                                           Projected Change
Change in                                                  ----------------------------
Interest Rates                        Net Porfolio Value       Dollars       Percentage
---------------------------------------------------------------------------------------

100 basis point rise                           $ 529,853        $ 6,777        1.30%
Base scenario                                    523,077              -            -
100 basis point decline                          515,499         (7,577)      -1.45%

     The preceding table indicates that at March 31, 2000, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's net portfolio value would be expected to increase. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

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

     The following table shows interest sensitivity gaps for different intervals as of March 31, 2000.

                                                   Immediate or   2 Days to   7 Months to  1 Year to 3   4 Years to
                                                     One Day       6 Months    12 Months       Years       5 Years
                                                   ----------------------------------------------------------------
Assets                                                             (Dollars in thousands)
     Cash and Due                                     $    1,475    $      --   $      --    $      --    $      --
     Federal Funds Sold                                  285,105           --          --           --           --
     Investment Securities                                    --       25,247       19,019     118,298       74,862
     Loans                                             1,004,262      538,509       79,603     155,459      139,875
     Allowance for Loan Losses/Unearned Fees                  --           --          --           --           --
     Other Assets                                             --           --          --           --           --
                                                     --------------------------------------------------------------
          Total Assets                                $1,290,842    $ 563,756   $   98,622   $ 273,757    $ 214,737
                                                     ==============================================================

 Liabilities and Equity
     Deposits                                         $2,295,306    $ 472,150   $   65,566   $  10,912    $   1,366
     Other Borrowings                                     14,100       25,000          --           --        2,000
     Trust Preferred Securities                               --           --          --           --           --
     Other Liabilities                                        --           --          --           --           --
     Shareholders Equity                                      --           --          --           --           --
                                                     --------------------------------------------------------------
           Total Liab/Equity                          $2,309,406    $ 497,150   $  65,566    $  10,912    $   3,366
                                                     ==============================================================

 Gap                                                 $(1,018,564)   $  66,606   $  33,056    $ 264,845    $ 211,371
 Cumulative Gap                                      $(1,018,564)   $(951,958)  $(918,902)   $(656,057)   $(444,687)
 Cumulative Gap/Total Assets                                -31.9%       -29.8%      -28.7%       -20.5%       -13.9%



                                               More than 5  Total Rate     Non-Rate
                                                  Years      Sensitive    Sensitive    Total
                                              -------------------------------------------------
 Assets
     Cash and Due                              $    --     $    1,475    $ 137,462   $  138,937
     Federal Funds Sold                             --        285,105         --        285,105
     Investment Securities                       361,207      598,633      (13,474)     585,159
     Loans                                       164,449    2,082,156          492    2,082,648
     Allowance for Loan Losses/Unearned Fees        --           --        (44,820)     (44,820)
     Other Assets                                   --           --        150,612      150,612
                                              -------------------------------------------------
          Total Assets                         $ 525,656   $2,967,369    $ 230,273   $3,197,642
                                              =================================================

 Liabilities and Equity
     Deposits                                  $     166   $2,845,466    $    --     $2,845,466
     Other Borrowings                               --         41,100         --         41,100
     Trust Preferred Securities                   59,500       59,500         --         59,500
     Other Liabilities                              --           --         53,226       53,226
     Shareholders Equity                            --           --        198,350      198,350
                                              -------------------------------------------------
           Total Liab/Equity                   $  59,666   $2,946,066    $ 251,576   $3,197,642
                                              =================================================

 Gap                                           $ 465,990    $  21,303    $ (21,303)   $    --
 Cumulative Gap                                $  21,303    $  21,303    $    --      $    --
 Cumulative Gap/Total Assets                         0.7%         0.7%        --           --

     The foregoing table indicates that the Company had a one year gap of $918.9 million, or 28.7% of total assets, at March 31, 2000. In theory, this would indicate that at March 31, 2000, $918.9 million more in liabilities than assets would reprice if there was a change in interest rates over the next year. Thus, if interest rates were to increase, the gap would tend to result in a higher net interest margin. Conversely, if interest rates decreased, the gap may result in decreases net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of March 31, 2000,the analysis indicates that the Company's net interest income would increase a maximum of 11.64% if rates rose 200 basis points immediately and would decrease a maximum of 11.27% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities. The Company has revised the assumptions used in performing this analysis following a detailed review of its ALCO pricing history. As a result, the anticipated impact of interest rate changes on the Company's net interest income has increased since December 31, 1998.

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

Year 2000 State of Readiness

     The Company's mission critical systems successfully responded to the century date change. Accordingly, the Company's core banking systems, including the application software for its deposit, loan and trust computer systems, as well as the electronic funds transfers system with the Federal Reserve, were fully operational and accurately processing customer information and transactions. During 2000, the Company will continue to monitor its systems and those of its major vendors, suppliers and clients to ensure continued compliance.

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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings -- Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds -

On March 23, 2000, Greater Bay completed a private offering pursuant to Rule 506 under the Securities Act of 1933, as amended, of 324,324 shares of restricted common stock to institutional investors. Keefe, Bruyette, and Woods, Inc. acted as a placement agent for the offering. Proceeds from the offering were $12,000,000, less placement agent fees of $513,000. On April 26, 2000, Greater Bay filed a registration statement on Form S-3 (333-35622) to register the shares for resale, which became effective on May 10, 2000. Greater Bay intends to use the net proceeds from the offering for general corporate purposes.

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

(a) Exhibits

EXHIBIT
  NO.                                  EXHIBITS
-------                                --------

2.1 Agreement and Plan of Reorganization by and between Greater Bay Bancorp and Coast Bancorp dated December 14, 1999 (Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on December 16, 1999.).

2.2 Agreement and Plan of Reorganization, dated as of January 26, 2000, by and among Greater Bay Bancorp, Bank of Santa Clara and GBB Merger Corp. (incorporated by reference to Exhibit 2 from Registrant's Current Report on Form 8-K dated February 3, 2000).

2.3 Agreement and Plan of Reorganization, dated as of March 21, 2000, by and among Greater Bay Bancorp, Bank of Petaluma and DKSS Corp (incorporated by reference to Exhibit 2 from Registrant's Current Report on Form 8-K dated March 22, 2000).

4.1 Securities Purchase Agreement, dated as of March 22, 2000, by and between Greater Bay Bancorp and the investors identified therein (incorporated by reference to Exhibit 4.1 from Registrant's Current Report on Form 8-K dated March 24, 2000).

4.2 Registration Rights Agreement dated as of March 23, 2000, by and between Greater Bay Bancorp and the investors identified therein (incorporated by reference to Exhibit 4.2 from Registrant's Current Report on Form 8-K dated March 24, 2000).

4.3 Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000.

4.4 Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as trustee.
4.5 Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as trustee.

27.1     Financial Data Schedule.

--------

(b) Reports on Form 8-K

     During the quarter ended March 31 2000, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated February 1, 2000 (reporting the completion of the merger with Mt. Diablo Bancshares and containing supplemental consolidated financial statements reflecting the merger with Mt. Diablo Bancshares); (2) Form 8-K dated February 3, 2000 (reporting signing of merger agreement with Bank of Santa Clara); (3) Form 8-K dated February 4, 2000 (containing press release regarding positive results of the year 2000 rollover, year end earnings and the completion of the merger with Mt. Diablo Bancshares);
(4) Form 8-K dated March 22, 2000 (reporting the signing of merger agreement with Bank of Petaluma); (5) Form 8-K dated March 24, 2000 (reporting the consummation of a private equity offering and the completion of the issuance of $9,500,000 in Fixed Rate Capital Pass-Through Securities) and (6) Form 8-K dated March 31, 2000 (reporting the Registrant's interim financial data as of February 29, 2000 showing 30 days of post-combination operating results. Upon filing of this interim financial data, the Registrant's supplemental consolidated financial statements included in the Registrant's Current Report on Form 8-K, filed with the SEC on February 1, 2000, became the historical consolidated financial statements of the Registrant.).

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



Date: May 10, 2000