Form 10-Q
period 2000-06-30
GREATER BAY BANCORP
filed 2000-08-01
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______ to ______.

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

                                 Yes  X    No ___
                                     ---

Outstanding shares of Common Stock, no par value, as of July 27, 2000:
19,892,665

                              GREATER BAY BANCORP


                                     INDEX


                         Part I. Financial Information

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999......................   3

          Consolidated Statements of Operations for the Three Months and Six Months Ended
          June 30, 2000 and 1999.....................................................................   4

          Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended
          June 30, 2000 and 1999.....................................................................   5

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999......   6

          Notes to Consolidated Financial Statements.................................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........  14

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................  32


                          Part II. Other Information

Item 1. Legal Proceeding.............................................................................  36

Item 2. Changes in Securities and Use of Proceeds....................................................  36

Item 3. Default Upon Senior Securities...............................................................  36

Item 4. Submission of Matters to a Vote of Securities Holders........................................  36

Item 5. Other Information............................................................................  37

Item 6. Exhibits and Reports on Form 8-K.............................................................  37

          Signature..................................................................................  38

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                                   2000           December 31,
(Dollars in thousands)                                         (unaudited)            1999
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $   197,425         $  125,886
Federal funds sold                                               58,000            216,300
Other short term securities                                          55             29,507
                                                            ------------------------------
       Cash and cash equivalents                                255,480            371,693
Investment securities:
    Available for sale, at fair value                           483,090            441,290
    Held to maturity, at amortized cost (fair value
     $359,875 and $136,481 at June 30, 2000 and
     December 31, 1999, respectively)                           366,272            141,725
    Other securities                                             20,052             23,918
                                                            ------------------------------
       Investment securities                                    869,414            606,933
Loans:
    Commercial                                                1,037,383            845,424
    Term real estate-commercial                                 679,457            595,214
                                                            ------------------------------
         Total commercial                                     1,716,840          1,440,638
    Real estate construction and land                           497,823            459,633
    Real estate-other                                           119,904            123,346
    Consumer and other                                          140,311            116,476
    Deferred loan fees and discounts                            (12,459)           (10,604)
                                                            ------------------------------
    Total loans, net of deferred fees                         2,462,419          2,129,489
       Allowance for loan losses                                (54,020)           (44,147)
                                                            ------------------------------
    Total loans, net                                          2,408,399          2,085,342
Property, premises and equipment                                 23,262             25,872
Interest receivable and other assets                            150,537            125,256
                                                            ------------------------------
           Total assets                                     $ 3,707,092         $3,215,096
                                                            ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                             $   689,912         $  598,428
    MMDA, NOW and savings                                     1,813,152          1,628,127
    Time certificates, $100,000 and over                        575,338            474,884
    Other time certificates                                     101,404            105,560
                                                            ------------------------------
    Total deposits                                            3,179,806          2,806,999
Other borrowings                                                133,500            100,600
Other liabilities                                                56,990             51,863
                                                            ------------------------------
           Total liabilities                                  3,370,296          2,959,462
                                                            ------------------------------

Company obligated mandatorily redeemable cumulative
  trust preferred securities of subsidiary trust
  holding solely junior subordinated debentures                  99,500             49,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
   none issued                                                        -                  -
Common stock, no par value: 40,000,000 shares authorized;
  17,820,348 and 17,019,474 shares issued and outstanding
   as of June 30, 2000 and December 31, 1999, respectively      135,596            122,152


Accumulated other comprehensive loss                            (14,722)            (8,055)
Retained earnings                                               116,422             92,537
                                                            ------------------------------
           Total shareholders' equity                           237,296            206,634
                                                            ------------------------------
           Total liabilities and shareholders' equity       $ 3,707,092         $3,215,096
                                                            ==============================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three months ended June 30,        Six months ended June 30,
(Dollars in thousands, except per share amounts) (unaudited)       2000                 1999           2000              1999
---------------------------------------------------------------------------------------------   ------------------------------
INTEREST INCOME
Interest on loans                                              $     60,052     $     40,065    $    113,432      $     76,435
Interest on investment securities:
  Taxable                                                            11,219            7,321          21,205            13,702
  Tax - exempt                                                        1,789            1,085           3,337             2,152
                                                               -----------------------------    ------------------------------
    Total interest on investment securities                          13,008            8,406          24,542            15,854
Other interest income                                                 3,178            3,231           7,699             5,581
                                                               -----------------------------    ------------------------------
    Total interest income                                            76,238           51,702         145,673            97,870
                                                               -----------------------------    ------------------------------

INTEREST EXPENSE
Interest on deposits                                                 25,855           17,335          50,658            32,634
Interest on Trust Preferred Securities                                1,783              919           2,841             1,955
Interest on other borrowings                                          1,469            1,680           3,127             2,907
                                                               -----------------------------    ------------------------------
    Total interest expense                                           29,107           19,934          56,626            37,496
                                                               -----------------------------    ------------------------------
      Net interest income                                            47,131           31,768          89,047            60,374
Provision for loan losses                                             7,982            1,916          13,296             3,079
                                                               -----------------------------    ------------------------------
      Net interest income after provision for loan losses            39,149           29,852          75,751            57,295
                                                               -----------------------------    ------------------------------

OTHER INCOME
Loan and international banking fees                                   1,927              697           3,103             1,370
Service charges and other fees                                        1,148            1,202           2,331             2,416
Trust fees                                                              905              727           1,829             1,448
Gain on sale of SBA loans                                               675              446           1,294             1,259
ATM network revenue                                                     584              613           1,154             1,258
Gain (loss) on sale of investments, net                                  58               (9)             57                52
Warrant income, net                                                     740              226           9,349               230
Other income                                                          1,289              628           4,220             1,091
                                                               -----------------------------    ------------------------------
    Total other income                                                7,326            4,530          23,337             9,124
                                                               -----------------------------    ------------------------------
OPERATING EXPENSES
Compensation and benefits                                            12,320           10,896          25,155            21,417
Occupancy and equipment                                               4,386            3,403           8,922             7,012
Legal and other professional fees                                       999              729           1,919             1,388
Telephone, postage and supplies                                         925              852           1,789             1,697
Marketing and promotion                                                 792              597           1,478             1,164
Client services                                                         490              478           1,029             1,087
FDIC insurance and regulatory assessments                               210              146             450               285
Directors fees                                                          157              217             284               467
Other real estate owned                                                  41               15              51                36
Contribution to GBB Foundation and
 related expenses, net                                                    -              323               -               323
Merger and other related nonrecurring costs                          10,203            3,965          14,084             3,965
Other                                                                 1,986            2,074           3,981             3,491
                                                               -----------------------------    ------------------------------
    Total operating expenses                                         32,509           23,695          59,142            42,332
                                                               -----------------------------    ------------------------------
      Income before provision for income taxes and
        extraordinary items                                          13,966           10,687          39,946            24,087
Provision for income taxes                                            5,624            4,125          16,096             9,405
                                                               -----------------------------    ------------------------------
      Net income before extraordinary items                           8,342            6,562          23,850            14,682
Extraordinary items                                                       -                -               -               (88)
                                                               -----------------------------    ------------------------------
      Net income                                               $      8,342     $      6,562    $     23,850      $     14,594
                                                               =============================    ==============================

Net income per share - basic                                   $       0.47     $       0.40    $       1.36      $       0.90
                                                               =============================    ==============================

Net income per share - diluted                                 $       0.45     $       0.38    $       1.30      $       0.85
                                                               =============================   ===============================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                                ---------------------------------    ------------------------------
(Dollars in thousands)                                              2000                1999            2000                1999
-------------------------------------------------------------------------------------------------    ------------------------------
Net income                                                      $     8,342         $     6,562      $     23,850      $    14,594
                                                                -------------------------------      -----------------------------
Other comprehensive income:

  Unrealized gains on securities:
      Unrealized holding gains arising during period (net
        of taxes of $(3,660) and $(2,945) for the three
        months ended June 30, 2000 and 1999, and
        $(4,820) and $(3,458) for the six months ended
        June 30, 2000 and 1999, respectively)                        (5,234)             (4,212)           (6,893)          (4,946)
      less: reclassification adjustment for gains
        included in net income                                           34                  (5)               34               31
                                                                -------------------------------      -----------------------------
  Net change                                                         (5,200)             (4,217)           (6,859)          (4,915)
                                                                -------------------------------      -----------------------------

  Cash flow hedges:
      Net derivative gains arising during period (net
        of taxes of $(45) and $480 for the three
        months ended June 30, 2000 and 1999, and
        $129 and $1,126 for the six months ended
        June 30, 2000 and 1999, respectively)                           (64)                686               185            1,610
      Less: reclassification adjustment for expenses
        included in income (net of taxes of $5
        and $(46) for the three months ended June
        30, 2000 and 1999,  and $7 and $(89)
        for the six months ended June 30, 2000 and
        1999,  respectively)                                              5                 (46)                7              (89)
                                                                -------------------------------      -----------------------------
  Net change                                                            (59)                640               192            1,521
                                                                -------------------------------      -----------------------------

      Other comprehensive loss                                       (5,259)             (3,577)           (6,667)          (3,394)
                                                                -------------------------------      -----------------------------

        Comprehensive income                                    $     3,083         $     2,985      $     17,183      $    11,200
                                                                ===============================      =============================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six months ended June 30,
(Dollars in thousands) (unaudited)                                   2000            1999
--------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                       $  23,850        $  14,594
Reconcilement of net income to net cash from operations:
  Provision for loan losses                                         13,296            2,878
  Depreciation and amortization                                      3,183            1,294
  Deferred income taxes                                             (4,063)          (1,379)
  Loss on sale of investments, net                                      -               (52)
  Changes in:
    Accrued interest receivable and other assets                   (13,121)          (3,893)
    Accrued interest payable and other liabilities                  (4,801)           6,002
    Deferred loan fees and discounts, net                            1,855            2,496
                                                                   -------        ---------
Operating cash flows, net                                           29,801           21,673
                                                                   -------        ---------

Cash flows - investing activities
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                12,549            7,889
    Available for sale                                              15,206          119,038
    Other securities                                                 3,866                -
Purchase of investment securities:
    Held to maturity                                              (237,148)          (8,629)
    Available for sale                                             (67,572)        (184,349)
    Other securities                                                     -             (498)
Proceeds from sale of available for sale securities                      -           36,895
Loans, net                                                        (338,208)        (285,527)
Sale of bank building                                                5,502                0
Purchase of property, premises and equipment                            42           (5,619)
Proceeds from sale of other real estate owned                       (5,766)             345
Purchase of insurance policies                                      (4,555)          (4,776)
                                                                   -------        ---------
Investing cash flows, net                                         (616,084)        (325,231)
                                                                   -------        ---------

Cash flows - financing activities
Net change in deposits                                             372,807          365,209
Net change in other borrowings - short term                         32,900           18,290
Principal repayment - long term borrowings                               -           (3,000)
Company obligated mandatorially redeemable preferred
 securities of subsidiary trust holding solely junior
 subordinated debentures issued                                     50,500                -
Proceeds from sale of common stock                                  17,611            4,040
Cash dividends                                                      (3,748)          (3,971)
                                                                   -------        ---------
Financing cash flows, net                                          470,070          380,568
                                                                   -------        ---------

Net change in cash and cash equivalents                           (116,213)          77,010
Cash and cash equivalents at beginning of period                   371,693          295,917
                                                                   -------        ---------
Cash and cash equivalents at end of period                       $ 255,480        $ 372,927
                                                                   =======        =========

Cash flows - supplemental disclosures
Cash paid during the period for:
  Interest                                                       $  56,997        $  36,117
  Income taxes                                                   $  11,772        $   9,315
Non-cash transactions:
  Tax benefit of exercise of nonqualified stock options          $       -        $     345
  Transfer of appreciated securities to Greater Bay
   Bancorp Foundation                                            $   7,200        $       -


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Consolidated Balance Sheet as of June 30, 2000, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months and six months ended June 30, 2000 and June 30, 1999 have been prepared by Greater Bay Bancorp and are not audited. The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 2000. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 1999 included in the Current Report on Form 8-K filed as of May 18, 2000.

Consolidation and Basis of Presentation

         The unaudited financial information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1999 included in the Current Report on Form 8-K filed as of May 18, 2000. The consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Bay Area Bank ("BAB"), Bay Bank of Commerce ("BBC"), Coast Commercial Bank ("CCB"), Cupertino National Bank ("CNB"), Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank ("MPB"), Mt. Diablo National Bank ("MDNB"), Peninsula Bank of Commerce ("PBC"), GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV and its operating divisions. On July 21, 2000, the Bank of Santa Clara ("BSC") was merged with and into Greater Bay. On July 24, 2000 the Company filed a Current Report on Form 8-K containing Supplemental Consolidated Financial Statements which accounted for the merger on a pooling-of-interests basis. The financial statements contained herein have not been restated to include BSC. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods consolidated financial statements to conform to the current presentation. In the opinion of management such unaudited financial statements reflect all adjustments necessary for fair statement of the results of operations and balances for the interim period presented. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

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

                                                        Accumulated                                                     Accumulated
                              Unrealized                  other                                 Unrealized                 Other
                               gains on     Cash flow  comprehensive                             gains on   Cash flow  comprehensive
(Dollars in thousands)        securities      hedges      income      (Dollars in thousands)    securities    hedges       income
--------------------------------------------------------------------  --------------------------------------------------------------
Balance - December 31, 1999   $   (9,559)   $   1,504   $    (8,055)  Balance - March 31, 2000  $ (11,218)  $   1,755  $     (9,463)
Current period change             (6,859)         192        (6,667)  Current period change        (5,200)        (59)       (5,259)
                              -------------------------------------                             ------------------------------------

Balance - June 30, 2000       $  (16,418)   $   1,696   $   (14,722)  Balance - June 30, 2000   $ (16,418)  $   1,696  $    (14,722)
                              =====================================                             ====================================

                                                        Accumulated                                                     Accumulated
                              Unrealized                   other                                Unrealized                 Other
                               gains on     Cash flow  comprehensive                             gains on   Cash flow  comprehensive
(Dollars in thousands)        securities      hedges       income     (Dollars in thousands)    securities    hedges       income
--------------------------------------------------------------------  --------------------------------------------------------------

Balance - December 31, 1998   $    1,026    $    (677)  $       349   Balance - March 31, 1999  $     328   $     204  $        532
Current period change             (4,915)       1,521        (3,394)  Current period change        (4,217)        640        (3,577)
                              -------------------------------------                             ------------------------------------

Balance - June 30, 1999       $   (3,889)   $     844   $    (3,045)  Balance - June 30, 1999   $  (3,889)  $     844  $     (3,045)
                              =====================================                             ====================================

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

NOTE 2--MERGERS

         On May 18, 2000, Greater Bay completed its merger with Coast Bancorp, the holding company for Coast Commercial Bank, Santa Cruz, California. Each Coast Bancorp shareholder received 0.6338 shares of Greater Bay stock for each share of Coast Bancorp in a tax-free exchange. The merger was accounted for as a pooling of interests. As a result of the merger, Coast Commercial Bank operates as a wholly owned subsidiary of Greater Bay.

         On March 21, 2000, Greater Bay, Bank of Petaluma ("BOP") and DKSS Corp. signed a definitive agreement for a merger between BOP and DKSS, as a result of which BOP will become a wholly owned subsidiary of Greater Bay. The agreement provides for BOP shareholders to receive approximately 990,000 shares of Greater Bay stock subject to certain adjustments based on changes in the Company's stock price in a tax-free exchange to be accounted for as a pooling-of-interests. The transaction is expected to be completed in the fourth quarter of 2000, subject to BOP shareholders' and regulatory approvals. As of and for the six months ended June 30, 2000, BOP had $4.6 million in net interest income, $1.3 million in net income, $212.8 million in assets, $172.7 million in deposits and $16.4 million in shareholders' equity.

         On July 21, 2000, Bank of Santa Clara ("BSC") merged with and into GBB Merger Corp., as a result of which BSC became a wholly owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of BSC were converted into an aggregate of approximately 2,001,000 shares of Greater Bay's stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has not been restated to reflect the merger with BSC on a pooling-of-interests basis. As of and for the six months ended June 30, 2000, BSC had $10.2 million in net interest income, $2.6 million in net income, $399.2 million in assets, $364.0 million in deposits and $33.0 million in shareholders' equity.

         Assuming the acquisitions of BSC and BOP had been completed at June 30, 2000, the Company would have had on a pooled basis, proforma net interest income of $103.8 million and proforma net income of $27.7 million.

As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

         The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                     For the three months ended
(Dollars in thousands)                     March 31, 2000
---------------------------------------------------------

Net interest income:
   Greater Bay Bancorp                       $     36,378
   Coast Bancorp                                    5,538
                                             ------------
     Combined                                $     41,916
                                             ============

Net income:
   Greater Bay Bancorp                       $     13,473
   Coast Bancorp                                    2,035
                                             ------------
     Combined                                $     15,508
                                             ============

         There are no significant transactions between the Company and Coast Bancorp. All intercompany transactions have been eliminated.

As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

NOTE 3--BORROWINGS

         Other borrowings are detailed as follows:

                                                  June 30,     December 31,
(Dollars in thousands)                             2000           1999
---------------------------------------------------------------------------

Other borrowings:
   Short term borrowings:
      FHLB advances                             $  80,000      $        -
      Securities sold under agreements
         to repurchase                             40,000          55,100
      Short term notes payable                      1,500           1,500
      Advances under credit lines                       -           7,000
                                                -------------------------
            Total short term borrowings           121,500          63,600
                                                -------------------------
   Long term borrowings:
      Securities sold under agreements
         to repurchase                                  -          10,000

      FHLB advances                                12,000          27,000
                                                -------------------------
            Total other long term borrowings       12,000          37,000
                                                -------------------------
Total other borrowings                          $ 133,500      $  100,600
                                                =========================

         During the six month period ended June 30, 2000, the average balance of short term Federal Home Loan Bank ("FHLB") advances were $13.3 million and the average interest rates during that period was 6.29%. There were no such borrowings outstanding during the year ended December 31, 1999. Short term FHLB advances generally mature within 90 days.

         During the six month period ended June 30, 2000 and the twelve month period ended December 31, 1999, the average balance of securities sold under short term agreements to repurchase were $17.0 million and $21.1 million, respectively, and the average interest rates during those periods were 5.97% and 5.57%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

         During the six month period ended June 30, 2000 and the twelve month period ended December 31, 1999, the average balance of advances under credit lines were $16.7 million and $614,000 respectively, and the average interest rates during those periods were 6.35% and 6.26% respectively. Advances under credit lines generally require repayment within one year.

         During the six month period ended June 30, 2000 and the twelve month period ended December 31, 1999, the average balance of federal funds purchased was $4.2 million and $719,000, respectively, and the average interest rates during those periods were 5.77% and 5.38%, respectively. Federal funds purchased generally mature in one business day. There were no such balances outstanding at June 30, 2000 or December 31, 1999.

         FHLB advances in the amount of $10.0 million will mature in 2002. The remaining FHLB advances of $2.0 million will mature in the year 2003. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment. The FHLB advances bear a weighted average interest rate of 5.73% at June 30, 2000 and December 31, 1999. The advances are collateralized by loans and securities pledged to the FHLB.

As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

NOTE 4--PER SHARE DATA

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

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 2000 and 1999.

                                                 For the three months ended June 30, 2000  For the three months ended June 30, 1999
                                                 ----------------------------------------  ----------------------------------------
                                                                  Average                                  Average
                                                   Income         shares       Per share     Income        shares        Per share
(Dollars in thousands, except per share amounts) (numerator)   (denominator)     amount     (numerator) (denominator)      amount
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                       $     8,342                               $     6,562

Basic net income per share:
   Income available to common shareholders             8,342     17,788,000    $     0.47        6,562    16,261,000       $   0.40

Effect of dilutive securities:
   Stock options                                           -        715,000             -            -       916,000              -
                                                 ----------------------------------------  ----------------------------------------

Diluted net income per share:
   Income available to common shareholders
      and assumed conversions                    $     8,342     18,503,000    $     0.45  $     6,562    17,177,000       $   0.38
                                                 ========================================  ========================================

                                                  For the six months ended June 30, 2000    For the six months ended June 30, 1999
                                                 ----------------------------------------  ----------------------------------------
                                                                  Average                                 Average
                                                   Income         shares       Per share     Income       shares          Per share
(Dollars in thousands, except per share amounts) (numerator)   (denominator)     amount     (numerator) (denominator)       amount
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                       $    23,850                               $     14,594

Basic net income per share:
   Income available to common shareholders            23,850     17,566,000    $     1.36        14,594   16,163,000       $   0.90

Effect of dilutive securities:
   Stock options                                           -        773,000             -             -      948,000              -
                                                 ----------------------------------------  ----------------------------------------

Diluted net income per share:
   Income available to common shareholders
      and assumed conversions                    $    23,850     18,339,000    $     1.30  $     14,594   17,111,000       $   0.85
                                                 ========================================  ========================================

         There were options to purchase 0 and 533,674 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended June 30, 2000 and 1999, respectively. There were options to purchase 2,156 and 477,245 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the six months ended June 30, 2000 and 1999, respectively.

         Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2000 mergers with Coast Bancorp at a 0.6338 conversion ratio and Mt. Diablo Bancshares ("MD Bancshares") at a 0.9532 conversion ratio and the 1999 mergers with Bay Commercial Services ("BCS") at a 0.6833 conversion ratio and Bay Area Bancshares ("BA Bancshares") at a 1.38682 conversion ratio.

As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

NOTE 5--ACTIVIY OF BUSINESS SEGMENTS

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

         The Company is organized primarily along community banking and trust divisions. Fourteen of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division has been shown as the "trust operations" segment. The Company's business is conducted principally in the U.S.; foreign operations are not material.

         The following table shows each segment's key operating results and financial position for the six months ended June 30, 2000 and 1999:

                                                 Six months ended                    Six months ended
                                                    June 30, 2000                       June 30, 1999
                                           -----------------------------      -----------------------------
                                             Community         Trust            Community          Trust
(Dollars in thousands)                        Banking        Operations          Banking         Operations
------------------------------------------------------------------------      -----------------------------
Net interest income                        $       90,277    $       300      $     61,743       $      140
Other income
                                                   21,229          1,761             5,987            1,455
Operating expenses, excluding merger and
     other related nonrecurring costs              46,434          1,348            37,983            1,482
Net income before income taxes (1)                 51,869            620            27,120              113

Total assets                                    3,629,732              -         2,725,554                -
Deposits                                        3,115,772         64,034         2,366,205           56,921
Assets under management                                 -        795,042                 -          659,414

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

As of June 30, 2000 and December 31, 1999 and for the
Three Months and Six Months Ended June 30, 2000 and 1999

         A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the six months ended June 30, 2000 and 1999 is presented below.

                                                              Six months ended     Six months ended
                                                                June 30, 2000        June 30, 1999
                                                              ----------------     ----------------
Net interest income and other income
   Total segment net interest income and other income           $   113,567           $    69,325
   Parent company net interest income and other income               (1,183)                 (173)
                                                                -----------           -----------
      Consolidated net interest income and other income         $   112,384           $    69,498
                                                                ===========           ===========

Net income before taxes, merger
related nonrecurring costs and extraordinary items
   Total segment net income before taxes                        $    52,489           $    27,233
   Parent company net income before taxes                             1,541                   819
      Consolidated net income before taxes,                     -----------           -----------
         merger and other related costs and
         extraordinary items                                    $    54,030           $    28,052
                                                                ===========           ===========


Total assets
   Total segment assets                                         $ 3,629,732           $ 2,725,554
   Parent company assets                                             77,360                61,364
                                                                -----------           -----------
      Consolidated total assets                                 $ 3,707,092           $ 2,786,918
                                                                ===========           ===========

NOTE 6--CASH DIVIDEND

         The Company declared a cash dividend of $0.15 cents per share payable on July 15, 2000 to shareholders of record as of June 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay is a bank holding company operating BAB, BBC, CCB, CNB, Golden Gate, MPB, MDNB, and PBC. The Company also owns and operates GBB Capital I, GBB Capital II, GBB Capital III, and GBB Capital IV which are Delaware statutory business trusts, which were formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities ("TPS"). Greater Bay also includes the following operating divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and the Venture Banking Group. The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay Region, and the Coastal Region with 27 offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Palo Alto, Pleasanton, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara, Santa Cruz, Scotts Valley, Walnut Creek and Watsonville.

      On July 21, 2000 Greater Bay completed its merger with BSC. The financial information included in this report does not include the results of BSC.

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

RESULTS OF OPERATIONS

     The following table summarizes income, income per share and key financial ratios using the company's core earnings, income including technology gains, and net income for the three month and six month periods presented:

                                                  Core earnings               Income including                 Net income
                                          (before merger, nonrecurring   technology gains and before    (after merger, nonrecurring
                                             and extraordinary items)   merger and extraordinary items    and extraordinary items)
                                          ----------------------------  ------------------------------ -----------------------------
                                              Three          Three         Three            Three          Three          Three
                                           months ended   months ended   months ended     months ended  months ended   months ended
(Dollars in thousands, except per share   June 30, 2000  June 30, 1999  June 30, 2000    June 30, 1999 June 30, 2000  June 30, 1999
                                          ----------------------------  ------------------------------ -----------------------------
amounts)
Income                                        $  14,636      $   8,977     $   15,086      $     9,054     $   8,342    $     6,562
Income per share:
   Basic                                      $    0.82      $    0.55     $     0.84      $      0.56     $    0.46    $      0.40
   Diluted                                    $    0.79      $    0.52     $     0.81      $      0.53     $    0.45    $      0.38
Return on average assets                           1.62%          1.33%          1.67%            1.34%         0.92%          0.97%
Return on average shareholders' equity            24.86%         20.44%         25.63%           20.61%        14.17%         14.94%

                                                  Core earnings                Income including                 Net income
                                          (before merger, nonrecurring   technology gains and before    (after merger, nonrecurring
                                             and extraordinary items)   merger and extraordinary items    and extraordinary items)
                                          ----------------------------  ------------------------------ -----------------------------
                                               Six            Six           Six              Six            Six           Six
                                           months ended   months ended   months ended     months ended  months ended   months ended
(Dollars in thousands, except per share   June 30, 2000  June 30, 1999  June 30, 2000    June 30, 1999 June 30, 2000  June 30, 1999
                                          ----------------------------  ------------------------------ -----------------------------
amounts)
Income                                        $  27,514      $  17,095     $   32,983      $    17,174     $  23,850    $    14,594
Income per share:
   Basic                                      $    1.57      $    1.06     $     1.88      $      1.06     $    1.36    $      0.90
   Diluted                                    $    1.51      $    1.00     $     1.81      $      1.00     $    1.30    $      0.85
Return on average assets                           1.56%          1.34%          1.87%            1.34%         1.35%          1.14%
Return on average shareholders' equity            24.07%         20.29%         28.86%           20.38%        20.87%         17.32%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net income for the second quarter of 2000 increased 27.1% to $8.3 million, or $0.45 per diluted share, compared to net income of $6.6 million, or $0.38 per diluted share, for the second quarter of 1999. The second quarter 2000 results included nonrecurring warrant income of $740,000 ($450,000, net of taxes) compared to $226,000 ($77,000, net of taxes and other related expenses) during the second quarter of 1999. In addition, the second quarter of 2000 included merger and other related nonrecurring costs of $10.2 million ($6.7 million, net of taxes) compared to $4.0 million ($2.5 million, net of taxes) in the second quarter of 1999.

         Net income, including technology gains and before nonrecurring merger related expenses and extraordinary items, increased 66.6% to $15.1 million, or $0.81 per diluted share, for the second quarter of 2000, compared to $9.1 million, or $0.53 per diluted share, in the second quarter of 1999.

         The Company's core earnings, which is its net income, excluding nonrecurring warrant income, merger and other related nonrecurring costs and extraordinary items, for the second quarter of 2000 increased 63.0% to $14.6 million, or $0.79 per diluted share, compared to $9.0 million, or $0.52 per diluted share, in the second quarter of 1999. Based on its core earnings for the second quarter of 2000, the Company's return on average shareholders' equity was 24.86% and its return on average assets was 1.62%. During the second quarter of 1999, the Company's core earnings resulted in a return on average shareholders' equity of 20.44% and a return on average assets of 1.33%.

     The 63.0% increase in core earnings during the second quarter of 2000 as compared to 1999 was the result of significant growth in loans, investments and trust assets. For the second quarter of 2000, net interest income increased 48.4% as compared to the second quarter of 1999. This increase was primarily due to a 34.4% increase in average interest-earning assets for the second quarter of 2000 as compared to the second quarter of 1999. The increases in loans, trust assets and deposits also contributed to the 51.6% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for the second quarter of 2000 by a 14.9% increase in recurring operating expenses, as compared to the second quarter of 1999.

         Net income for the six months ended June 30, 2000 increased 63.4% to $23.8 million, or $1.30 per diluted share, compared to net income of $14.6 million, or $0.85 per diluted share, for the six months ended June 30, 1999. The six months ended June 30, 2000 results included nonrecurring warrant income of $9.3 millions ($5.5 million, net of taxes) compared to $230,000 ($79,000 net of taxes and other related expenses) during the six months ended June 30, 1999. In addition, the six months ended June 30, 2000 included merger and other related nonrecurring cost of $14.1 million ($9.1 million, net of taxes) compared to $4.0 ($2.5 million, net of taxes) in the six months ended June 30, 1999.

         Net income, including technology gains and before nonrecurring merger related expenses and extraordinary items, increased 92.1% to $33.0 million, or $1.81 per diluted share, for the six months ended June 30, 2000, compared to $17.2 million, or $1.00 per diluted share, in the six months ended June 30, 1999.

         The Company's core earnings, for the six months ended June 30, 2000 increased 60.9% to $27.5 million, or $1.51 per diluted share, compared to $17.1 million, or $1.00 per diluted share, in the six months ended June 30, 1999. Based on its core earnings for the six months ended June 30, 2000, the Company's return on average shareholders' equity was 24.07% and its return on average assets was 1.56%. During the six months ended June 30, 1999, the Company's core earnings resulted in a return on average shareholders' equity of 20.29% and a return on average assets of 1.34%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The 60.9% increase in core earnings in the six months ended June 30, 2000 as compared to 1999 was the result of significant growth in loans, investments, and trust assets. For the six months ended June 30, 2000, net interest income increased 47.5% as compared to the six months ended June 30, 1999. This increase was primarily due to a 37.5% increase in average interest-earning assets for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increases in loans, trust assets and deposits also contributed to the 38.8% increase in loan and international banking fees, service charges and other fees, and trust fees. Other income includes $2.1 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for the six months ended June 30, 2000 by a 18.4% increase in recurring operating expenses, as compared to the six months ended June 30, 1999.


Net Interest Income-Quarterly

     The following table presents, for the quarters indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                         Three months ended               Three months ended                Three months ended
                                            June 30, 2000                   March 31, 2000                      June 30, 1999
                                ----------------------------------- --------------------------------- ------------------------------
                                                          Average                            Average                         Average
                                   Average                yield/       Average               yield/      Average             yield/
(Dollars in thousands)           balance       Interest    rate      balance      Interest    rate     balance      Interest  rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                 $  197,501     $  2,946    6.00%    $  275,679    $ 4,053    5.91%    $  192,243    $  2,355  4.91%
 Other short term securities        17,021          232    5.48%        30,583        468    6.15%        61,280         876  5.73%
 Investment securities:
  Taxable                          652,285       11,219    6.92%       567,025      9,986    7.08%       451,522       7,321  6.50%
  Tax-exempt (1)                   132,939        1,789    5.41%       117,549      1,548    5.30%        91,786       1,085  4.74%
 Loans (2), (3)                  2,381,626       60,052   10.14%     2,207,501     53,380    9.73%     1,719,484      40,065  9.35%
                                ----------     --------             ----------    -------             ----------    --------
   Total interest-earning assets
    assets                       3,381,372       76,238    9.07%     3,198,337     69,435    8.73%     2,516,315      51,702  8.24%
Noninterest-earning assets         260,658                             244,957                           192,672
                                ----------     --------             ----------    -------             ----------    --------
   Total assets                 $3,642,030       76,238             $3,443,294     69,435             $2,708,987      51,702
                                ==========     --------             ==========    -------             ==========    --------
INTEREST-BEARING LIABILITIES:
 Deposits:
  MMDA, NOW and Savings         $1,871,750       17,425    3.74%    $1,771,550     17,263    3.92%    $1,360,085      11,145  3.29%
  Time deposits, over $100,000     535,339        7,299    5.48%       491,645      6,203    5.07%       402,737       4,710  4.69%
  Other time deposits              102,014        1,131    4.46%       104,186      1,337    5.16%       125,583       1,480  4.73%
                                ----------     --------             ----------    -------             ----------    --------
   Total interest-bearing
     deposits                    2,509,103       25,855    4.14%     2,367,381     24,803    4.21%     1,888,405      17,335  3.68%
Other borrowings                    89,992        1,469    6.57%       107,512      1,658    6.20%       103,792       1,680  6.49%
Subordinated debt                        -            -                      -          -                      -           -
                                ----------     --------             ----------    -------             ----------    --------
   Total interest-bearing
     liabilities                 2,599,095       27,324    4.23%     2,474,893     26,461    4.30%     1,992,197      19,015  3.83%
Trust Preferred Securities          78,324        1,783    9.16%        49,940      1,058    8.52%        49,000         919  7.52%
                                ----------     --------             ----------    -------             ----------    --------
   Total interest-bearing
     liabilities and capital
     securities                  2,677,419       29,107    4.37%     2,524,833     27,519    4.38%     2,041,197      19,934  3.92%
Noninterest-bearing deposits       676,424                             635,374                           462,560
Other noninterest-bearing
liabilities                         51,409                              60,163                            29,061
Shareholders' equity               236,778                             222,924                           176,169
                                ----------     --------             ----------    -------             ----------    --------
   Total shareholders' equity
     and liabilities            $3,642,030       29,107             $3,443,294     27,519             $2,708,987      19,934
                                ==========     --------             ==========    -------             ==========    --------

Net interest income                            $ 47,131                           $41,916                           $ 31,768
                                               ========                           =======                           ========

Including capital securities:
-----------------------------
Interest rate spread                                       4.70%                             4.35%                            4.32%
Contribution of interest free funds                        0.89%                             0.91%                            0.74%
                                                         ------                            ------                           ------
Net yield on interest-earnings
assets(4)                                                  5.61%                             5.26%                            5.06%

Excluding capital securities:
-----------------------------
Interest rate spread                                       4.84%                             4.43%                            4.41%
Contribution of interest free funds                        0.98%                             0.97%                            0.80%
                                                         ------                            ------                           ------
Net yield on interest-earnings assets(4)                   5.82%                             5.40%                            5.21%


(1) The tax equivalent yields earned on the tax exempt securities are 7.98%, 7.71% and 6.95% for the quarters ended June 30, 2000, March 31, 2000 and June 30, 1999, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $1,706,000, $1,739,000 and $1,822,000 for the quarters ended June 30, 2000, March 31, 2000 and June 30, 1999, respectively.
(4) Equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities and capital securities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest income, excluding interest expense on the Trust Preferred Securities issued by the Company ("capital securities"), for the second quarter of 2000 was $48.9 million, a $5.9 million increase over the first quarter of 2000 and a $16.2 million increase over the second quarter of 1999. The increase from the second quarter of 1999 to the second quarter of 2000 was primarily due to the $865.1 million, or 34.4% increase in average interest-earning assets. The increase in net interest income was further enhanced by a 61 basis points increase in the Company's net yield on interest-earning assets, excluding capital securities, from 5.21% in the second quarter of 1999 to 5.82% in the second quarter of 2000. The increase from the first quarter of 2000 to the second quarter of 2000 was due to the $183.0 million, or 5.7% increase in average interest-earning assets and a 42 basis points increase in the Company's net yield on interest-earning assets, excluding capital securities, from 5.40% in the first quarter of 2000 to 5.82% in the second quarter of 2000.

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

                                                Three months ended June 30, 2000              Three months ended June 30, 2000
                                                  compared with March 31, 2000                  compared with June 30, 1999
                                                    favorable (unfavorable)                       favorable (unfavorable)
                                        -------------------------------------------      -----------------------------------------
(Dollars in thousands)                     Volume           Rate              Net           Volume          Rate            Net
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                     $  (1,506)       $    399          $ (1,107)     $    65          $   526       $    591
 Other short term investments                (190)            (46)             (236)        (608)             (36)          (644)
 Investment securities:
     Taxable                                2,693          (1,460)            1,233        3,410              488          3,898
     Tax-exempt                               207              34               241          536              168            704
 Loans                                      4,328           2,344             6,672       16,370            3,617         19,987
                                        -------------------------------------------      ---------------------------------------
         Total interest income              5,532           1,271             6,803       19,774            4,762         24,536
                                        -------------------------------------------      ---------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                 (3,556)          3,394              (162)      (4,584)          (1,696)        (6,280)
     Time deposits over $100,000             (575)           (521)           (1,096)      (1,711)            (878)        (2,589)
     Other time deposits                       27             179               206          269               80            349
                                        -------------------------------------------      ---------------------------------------
         Total interest-bearing deposits   (4,104)          3,052            (1,052)      (6,027)          (2,493)        (8,520)
 Other borrowings                             713            (524)              189          335             (124)           211
                                        -------------------------------------------      ---------------------------------------
         Total interest expense            (3,391)          2,528              (863)      (5,693)          (2,616)        (8,309)
                                        -------------------------------------------      ---------------------------------------
          Net increase (decrease) in
           net interest income          $   2,141        $  3,799          $  5,940      $14,081          $ 2,146       $ 16,227
                                        ===========================================      =======================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Quarter Ended June 30, 2000 Compared to June 30, 1999
     ---------------------------------------------------------

          Interest income in the second quarter of June 30, 2000 increased 47.5% to $76.2 million from $51.7 million in the same period in 1999. This was primarily due to the $19.8 million favorable volume variance which resulted from a $865.1 million, or 34.4%, increase in average interest-earning assets over the comparable prior year. The average yield on interest-earning assets increased 83 basis points to 9.07% in the second quarter of 2000 from 8.24% in the same period of 1999 primarily due to the increase on the yields on loans. Average yields on loans increased 79 basis points to 10.14% in the quarter ended June 30, 2000 from 9.35% for the same period in 1999, primarily as a result of increases in market rates of interest.

         Interest expense, excluding capital securities, in the second quarter of 2000 increased 43.7% to $27.3 million from $19.0 million for the same period in 1999. The increase is the result of increased interest-bearing liabilities, which rose to $2.6 billion for the second quarter of 2000, as compared to $2.0 billion for the quarter ended June 30, 1999, and a 40 basis point increase in the cost of funds which increased to 4.23% in the second quarter of 2000.

         During the second quarter of 2000, average noninterest-bearing deposits increased to $676.4 million from $462.6 million in the same period in 1999. Average noninterest-bearing deposits comprised 21.2% of total deposits for the second quarter in 2000, compared to 19.7% for the same period in 1999.

         As a result of the foregoing, the Company's interest rate spread excluding capital securities was 4.84% in the second quarter of 2000 compared to 4.41% in the same quarter one year earlier and the net yield on interest-earning assets increased to 5.82% from 5.21%.

         The Quarter Ended June 30, 2000 Compared to March 31, 2000
         ----------------------------------------------------------

         Interest income increased 9.8% to $76.2 million for the second quarter of 2000, as compared to $69.4 million for the previous quarter. This was primarily due to the $5.5 million favorable volume variance which resulted from a $183.0 million, or 5.7%, increase in average interest-earning assets over the prior quarter. The average yield on interest-earning assets increased 34 basis points to 9.07% in the second quarter of 2000 from 8.73% in the previous quarter primarily due to the increase on the yields on loans. Average yields on loans increased 41 basis points to 10.14% in the quarter ended June 30, 2000 from 9.73% for the quarter ended March 31, 2000, primarily as a result of increases in market rates of interest.

         Interest expense, excluding capital securities, in the second quarter of 2000 increased 3.3% to $27.3 million from $26.5 million in the prior quarter. The increase is the result of increased interest-bearing liabilities, which rose to $2.6 billion for the second quarter of 2000, as compared to $2.5 billion for the prior quarter. This increase was slightly offset by a 7 basis point decrease in the cost of funds which dropped to 4.23% in the second quarter of 2000.

         During the second quarter of 2000, average noninterest-bearing deposits increased to $676.4 million from $635.4 million in the first quarter of 2000. Average noninterest-bearing deposits comprised 21.2% of total deposits for the second quarter in 2000 which is unchanged from the prior quarter.

         As a result of the foregoing, the Company's interest rate spread excluding capital securities was 4.84% in the second quarter of 2000 compared to 4.43% in the prior quarter and the net yield on interest-earning assets increased to 5.82% from 5.40%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following tables present the Company's average balance sheet, net interest income and interest income and interest rate for the six months presented, as well as the analysis of variances due to rate and volume:

                                                            Six months ended                           Six months ended
                                                             June 30, 2000                              June 30, 1999
                                                ---------------------------------------    --------------------------------------
                                                                                Average                                   Average
                                                 Average                        yield/      Average                        yield/
(Dollars in thousands)                           balance         Interest         rate      balance         Interest        rate
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                 $  236,590       $  6,999        5.95%     $  151,823        $  3,643      4.84%
 Other short term securities                        23,802            700        5.91%         65,364           1,938      5.98%
 Investment securities:
   Taxable                                         609,655         21,205        6.99%        435,819          13,702      6.34%
   Tax-exempt (1)                                  125,244          3,337        5.36%         91,815           2,152      4.73%
 Loans (2), (3)                                  2,294,564        113,432        9.94%      1,642,636          76,435      9.38%
                                                ----------       --------                  ----------        --------
     Total interest-earning assets               3,289,855        145,673        8.90%      2,387,457          97,870      8.27%
Noninterest-earning assets                         252,807                                    190,965
                                                ----------       --------                  ----------        --------
          Total assets                          $3,542,662        145,673        8.27%     $2,578,422          97,870
                                                ==========       --------                  ==========        --------
INTEREST-BEARING LIABILITIES:
 Deposits:
     MMDA, NOW and Savings                      $1,821,650         34,688        3.83%     $1,279,056          20,895      3.29%
     Time deposits, over $100,000                  513,492         13,502        5.29%        380,936           8,825      4.67%
     Other time deposits                           103,100          2,468        4.81%        126,878           2,914      4.63%
                                                ----------       --------                  ----------        --------
      Total interest-bearing deposits            2,438,242         50,658        4.18%      1,786,870          32,634      3.68%
Other borrowings                                    98,752          3,127        6.37%         95,081           2,836      6.01%
Subordinated debt                                        -              -                       1,215              71     11.78%
                                                ----------       --------                  ----------        --------
      Total interest-bearing liabilities         2,536,994         53,785        4.26%      1,883,166          35,541      3.81%
Trust Preferred Securities                          64,132          2,841        8.91%         49,000           1,955      8.05%
                                                ----------       --------                  ----------        --------
      Total interest-bearing liabilities
          and capital securities                 2,601,126         56,626        4.38%      1,932,166          37,496      3.91%
Noninterest-bearing deposits                       655,899                                    446,160
Other noninterest-bearing liabilities               55,786                                     30,191
Shareholders' equity                               229,851                                    169,905
                                                ----------       --------                  ----------        --------
      Total shareholders' equity and
          liabilities                           $3,542,662         56,626                  $2,578,422          37,496
                                                ==========       --------                  ==========        --------

Net interest income                                              $ 89,047                                    $ 60,374
                                                                 ========                                    ========

Including capital securities:
----------------------------
Interest rate spread                                                             4.53%                                     4.35%
Contribution of interest free funds                                              0.92%                                     0.75%
                                                                                 -----                                     -----
Net yield on interest-earnings assets(4)                                         5.44%                                     5.10%


Excluding capital securities:
----------------------------
Interest rate spread                                                             4.64%                                     4.46%
Contribution of interest free funds                                              0.98%                                     0.80%
                                                                                 -----                                     -----
Net yield on interest-earnings assets(4)                                         5.62%                                     5.26%

(1) The tax equivalent yields earned on the tax exempt securities are 7.73% and 6.91% for the periods ended June 30, 2000 and June 30, 1999, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $3,445,000 and $3,509,000 for the periods ended June 30, 2000 and June 30, 1999, respectively.
(4) Equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities and capital securities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Year to Date

     Net interest income, excluding capital securities, for the six months ended June 30, 2000 was $91.9 million, a $29.6 million increase over the six months ended June 30, 1999. The increase was due to the $902.4 million, or 37.8%, increase in average interest-earning assets. The increase in net interest income was further enhanced by a 34 basis points increase in the Company's net yield on interest-earning assets, excluding capital securities, from 5.26% in the six months ended June 30, 1999 to 5.62% in the six months ended June 30, 2000.

     The table below sets forth, for the six months indicated, a summary of the changes in interest income and interest expense due to average asset and liability balances (volume) and due to changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans. The impact of capital securities is not included in this table.

                                                                                 Six months ended June 30, 2000
                                                                                   Compared with June 30, 1999
                                                                                      favorable (unfavorable)
                                                                 -------------------------------------------------------------
(Dollars in thousands)                                              Volume                     Rate                     Net
------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                              $     2,389                 $      967            $     3,356
 Other short term investments                                         (1,213)                       (25)                (1,238)
 Investment securities:
     Taxable                                                           5,997                      1,506                  7,503
     Tax-exempt                                                          873                        312                  1,185
 Loans                                                                32,383                      4,614                 36,997
                                                                 -------------------------------------------------------------
          Total interest income                                       40,429                      7,374                 47,803
                                                                 -------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                           (10,029)                    (3,764)               (13,793)
     Time deposits over $100,000                                      (3,414)                    (1,263)                (4,677)
     Other time deposits                                                 733                       (287)                   446
                                                                 -------------------------------------------------------------
         Total interest-bearing deposits                             (12,711)                    (5,313)               (18,024)
 Other borrowings                                                       (119)                      (172)                  (291)
 Subordinated debt                                                        36                         35                     71
                                                                 -------------------------------------------------------------
          Total interest expense                                     (12,794)                    (5,450)               (18,244)
                                                                 -------------------------------------------------------------
             Net increase (decrease) in net interest income      $    27,634                 $    1,925            $    29,559
                                                                 =============================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED

 The Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
 -----------------------------------------------------------------------------

     Interest income in the six months ended June 30, 2000 increased 48.8% to $145.7 million from $97.9 million in the same period in 1999. This was primarily due to the $40.4 million favorable volume variance which resulted from a $902.4 million, or 37.8%, increase in average interest-earning assets over the comparable prior year. The average yield on interest-earning assets increased
63 basis points to 8.90% in the six months ended June 30, 2000 from 8.27% in the same period of 1999 primarily due to the increase on the yields on loans. Average yields on loans increased 56 basis points to 9.94% in the six months ended June 30, 2000 from 9.38% for the same period in 1999, primarily as a result of increases in market rates of interest.

     Interest expense, excluding capital securities, in the six months ended June 30, 2000 increased 51.3% to $53.8 million from $35.5 million for the same period in 1999. The increase is the result of increased average interest-bearing liabilities, which rose to $2.5 billion for the six months ended June 30, 2000, as compared to $1.9 billion for the same period in 1999, and a 45 basis point increase in the cost of funds which increased to 4.26% in the six months ended June 30, 2000.

     As a result of the foregoing, the Company's interest rate spread excluding capital securities was 4.64% in the six months ended June 30, 2000 compared to 4.46% in the same period one year earlier and the net yield on interest-earning assets increased to 5.62% from 5.26%.

     Certain client service expenses were incurred by the Company with respect to its noninterest-bearing liabilities. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. Had they been included in interest expense, the impact of these expenses on the Company's net yield on interest-earning assets would have been as follows for each of the periods presented.


                                                         Three months ended June 30,     Six months ended June 30,
                                                      ------------------------------  ------------------------------
(Dollars in thousands)                                    2000              1999         2000               1999
--------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits           $   676,424        $  462,560   $  655,899         $  446,160
Client service expenses                                       490               478        1,029              1,087
Client service expenses, annualized                          0.32%             0.41%        0.32%              0.49%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS
   (EXCLUDING CAPITAL SECURITIES):
Net yield on interest-earning assets                         5.82%             5.21%        5.60%              5.26%
Impact of client service expense                            (0.06)%           (0.08)%      (0.05)%            (0.09)%
                                                      -----------------------------   -----------------------------
Adjusted net yield on interest-earning assets (1)            5.76%             5.13%        5.55%              5.17%
                                                      =============================   =============================

(1) Noninterest-bearing liabilities are included in cost of funds calculations to determine adjusted net yield of spread.

     The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects the Company's efforts to manage its interest expense.

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

     The provision for loan losses for the second quarter of 2000 was $8.0 million, compared to $1.9 million for the second quarter of 1999. In addition, in connection with the Coast Bancorp merger and the Bay Area Bancshares merger, the Company made an additional provision for loan losses of $1.5 million and $400,000 in the second quarter of 2000 and 1999, respectively to conform to the Company's allowance methodology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Income

     Total other income increased to $7.3 million for the second quarter of 2000 compared to $4.5 million for the second quarter of 1999. The following table sets forth information by category of other income for the quarters indicated.

                                                               At and for the three month periods ended
                                             --------------------------------------------------------------------------
                                              June 30,         March 31,     December 31,     September 30,    June 30,
(Dollars in thousands)                          2000             2000           1999             1999           1999
-----------------------------------------------------------------------------------------------------------------------
Loan and international banking fees          $   1,927         $  1,176        1,208               946            697
Service charges and other fees                   1,148            1,183        1,542             1,235          1,202
Trust fees                                         905              924          774               768            727
Gain on sale of SBA loans                          675              619          114               656            446
ATM network revenue                                584              570          635               789            613
Gain (loss) on sale of investments, net             58               (1)         (19)                -             (9)
Other                                            1,289            2,931        3,905             2,021            628
                                             --------------------------------------------------------------------------
   Total, recurring                              6,586            7,402        8,159             6,415          4,304
Warrant income                                     740            8,609       14,278                 -            226
                                             --------------------------------------------------------------------------
   Total                                     $   7,326         $ 16,011     $ 22,437          $  6,415         $4,530
                                             ==========================================================================


     For the second quarter of 2000 as compared to the same period in 1999, the increase in other income was a result of $1.3 million increase in loan and international banking fees, a $229,000 increase in gain on sale of SBA loans and a $178,000 increase in trust fees. These increases were a result of significant growth in total loans, total deposits and trust assets. Other income for the first quarter of 2000 and the fourth quarter of 1999 includes $2.1 million and $3.1 million in appreciation recognized on equity securities received in the settlement of a loan. As discussed further below, the warrant income resulted from the sale of stock acquired from clients in connection with financing activities.

     Other income for the second quarter of 2000 and the second quarter of 1999 included warrant income of $740,000 million and $226,000, respectively, net of related employee incentives. The Company holds in excess of 100 warrant positions. The Company has historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. The Company may not be able to realize gains from these equity instruments in future periods due to fluctuations in the market prices of the underlying common stock of these companies. The timing and amount of income, if any, from the disposition of client warrants typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, future gains cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income the Company realizes from the disposition of client warrants may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities, or by increases to the provision for loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

     The following table sets forth the major components of operating expenses for the quarters indicated.

                                                                            At and for the three month periods ended
                                                        -------------------------------------------------------------------------
                                                           June 30,       March 31,   December 31,    September 30,     June 30,
(Dollars in thousands)                                      2000            2000         1999             1999            1999
---------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                               $   12,320       $  12,835    $  12,620       $  11,423         $  10,896
Occupancy and equipment                                      4,386           4,536        3,946           3,668             3,403
Legal and other professional fees                              999             920          572             835               729
Telephone, postage and supplies                                925             864          492             892               852
Marketing and promotion                                        792             686          539             574               597
Client services                                                490             539          431             529               478
FDIC insurance and regulatory assessments                      210             240          137             196               146
Directors' fees                                                157             127          269             216               217
Expenses on other real estate owned                             41              10          (53)             30                15
Other                                                        1,986           1,995        2,973           2,091             2,074
                                                        -------------------------------------------------------------------------
    Total operating expenses, excluding merger costs
      and contribution to the GBB Foundation                22,306          22,752       21,926          29,454            19,407
Contribution to the GBB Foundation and related
  expense, net                                                   -               -       11,837               -               323
Merger and other related nonrecurring costs                 10,203           3,881        6,367               -             3,965
                                                        -------------------------------------------------------------------------
    Total operating expenses                            $   32,509       $  26,633    $  40,130       $  20,454         $  23,695
                                                        =========================================================================
Efficiency ratio                                             59.70%          45.98%       65.85%          49.52%            65.28%
Efficiency ratio, before merger, nonrecurring and
  extraordinary items                                        41.53%          46.13%       46.99%          49.52%            53.80%
Total operating expenses to average assets*                   3.59%           3.11%        5.01%           2.83%             3.51%
Total operating expenses to average assets,
  before nonrecurring costs*                                  2.46%           2.66%        2.74%           2.83%             2.87%

*Annualized


     Operating expenses totaled $32.5 million for the second quarter of 2000, compared to $23.7 million for the second quarter of 1999. Operating expenses included merger and other related nonrecurring costs and contributions to the Greater Bay Bancorp Foundation of $10.2 million and $4.3 million for the second quarter of 2000 and 1999, respectively. Excluding these nonrecurring items, operating expenses were $22.3 million and $19.4 million for those periods. The ratio of operating expenses to average assets, before nonrecurring items was 2.46% for the second quarter of 2000 and 2.87% for the second quarter of 1999.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio, excluding nonrecurring items, for the second quarter of 2000 was 41.53%, compared to 53.80% for the second quarter of 1999.

     As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. For the second quarter of 2000, average assets increased 34.4% from the second quarter of 1999, while operating expenses, excluding nonrecurring costs, increased only 14.9%. The Company believes that it may not be able to sustain the low efficiency ratio that it achieved in the second quarter of 2000. The Company believes that in the future the efficiency ratio will stabilize at approximately 45%.

     Compensation and benefits expenses increased for the second quarter of 2000 to $12.3 million, compared to $10.9 million for the second quarter of 1999. The increase in compensation and benefits is due primarily to the addition of personnel to accommodate the growth of the Company.

     The increase in occupancy and equipment; telephone, postage, and supplies; marketing and promotion; and client service expense was related to the Company's growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

         The Company's effective income tax rate for the second quarter of 2000 was 40.3%, compared to 38.6% in the second quarter of 1999. The effective rates were lower than the statutory rate of 42.0% due to tax-exempt income on municipal securities and state enterprise zone credits. The reductions were partially offset by the impact of merger and other related nonrecurring costs.

         The Company's effective income tax rate for the six months ended June 30, 2000 was 40.3%, compared to 39.0% in the six months ended June 30, 1999. The effective rates were lower than the statutory rate of 42.0% due to tax-exempt income on municipal securities, state enterprise zone credits and the tax treatment of the donation of appreciated warrants to the Greater Bay Bancorp Foundation. The reductions were partially offset by the impact of merger and other related nonrecurring costs.

FINANCIAL CONDITION

         Total assets increased 15.3% (30.8% annualized) to $3.7 billion at June 30, 2000, compared to $3.2 billion at December 31, 1999. The increase in the six months ended June 30, 2000 was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

         Total gross loans increased 15.6% (31.5% annualized) to $2.4 billion at June 30, 2000, compared to $2.1 billion at December 31, 1999. The increase in the loan volume during the first six months of 2000 was primarily due to the continued strength of the economy in the Company's market areas coupled with the business development efforts of the Company's relationship managers.

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

         The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                        June 30,                 December 31,              June 30,
                                                          2000                       1999                    1999
                                               ------------------------------------------------------------------------
(Dollars in thousands)                              Amount        %            Amount         %        Amount        %
-----------------------------------------------------------------------------------------------------------------------
Commercial                                     $ 1,037,383        43.1%    $  845,424      40.5%    $  745,404     42.7%
Term real estate - commercial                      679,457        28.2        595,214      28.5        465,617     26.6
                                               ------------------------------------------------------------------------
       Total commercial                          1,716,840        71.3      1,440,638      69.0      1,211,021     69.3
Real estate construction and land                  497,823        20.7        459,633      22.0        346,882     19.9
Real estate term - other                           119,904         5.0        123,346       5.9        116,873      6.7
Consumer and other                                 140,311         5.8        116,476       5.6        114,611      6.6
                                               ------------------------------------------------------------------------
       Total loans, gross                        2,474,878       102.8      2,140,093     102.5      1,789,387    102.5
Deferred fees and discounts, net                   (12,459)       (0.5)       (10,604)     (0.5)        (9,039)    (0.5)
                                               ------------------------------------------------------------------------
       Total loans, net of deferred fees         2,462,419       102.3      2,129,489     102.0      1,780,348    102.0
Allowance for loan losses                          (54,020)       (2.3)       (44,147)     (2.0)       (33,016)    (2.0)
                                               ------------------------------------------------------------------------
       Total loans, net                        $ 2,408,399       100.0%    $2,085,342     100.0%    $1,747,332    100.0%
                                               ========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming and Classified Assets

         Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Banks have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

         The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                              At and for the three month periods ended
                                                --------------------------------------------------------------------------------
                                                   June 30,      March 31,     December 31,     September 30,        June 30,
(Dollars in thousands)                              2000           2000           1999              1999              1999
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans
   Nonaccrual loans                             $     8,715     $    6,203     $      5,516     $       7,864     $    5,578
   Accruing loans past due 90 days or more                -             10               51               353            209
   Restructured loans                                   407            743              807             1,492          1,034
                                                --------------------------------------------------------------------------------
     Total nonperforming loans                        9,122          6,956            6,374             9,709          6,821
Other real estate owned                                 229            271              271               515            595
                                                --------------------------------------------------------------------------------
     Total nonperforming assets                 $     9,351     $    7,227     $      6,645     $      10,224     $    7,416
                                                ================================================================================
   Nonperforming assets to total loans
    and other real estate owned                        0.38%          0.31%            0.31%             0.53%          0.41%
   Nonperforming assets to total assets                0.25%          0.20%            0.21%             0.34%          0.27%

         At June 30, 2000 and December 31, 1999, the Company had $8.7 million and $5.5 million in nonaccrual loans respectively. Interest income foregone on nonaccrual loans outstanding totaled $125,000 and $101,000 for the three months ended June 30, 2000 and 1999, respectively.

         The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. OREO acquired through foreclosure had a carrying value of $229,000 and $271,000 at June 30, 2000 and December 31, 2000 respectively.

         The Company had $407,000 and $807,000 of restructured loans as of June 30, 2000 and December 31, 2000, respectively. There were no principal reduction concessions allowed on restructured loans during the second quarter of 2000 or 1999. Interest income from restructured loans totaled $9,000 and $14,000 for the six months ended June 30, 2000 and 1999, respectively. Foregone interest income, which totaled $1,000 and $0 for the six months ended June 30, 2000 and 1999, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has three classifications for problem loans: "substandard," "doubtful" and "loss." Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified as "loss" is considered uncollectable and its continuance as an asset is not warranted.

         The following table sets forth the classified assets at the dates indicated.

                                                       At and for the three month periods ended
                                    -------------------------------------------------------------------------------
                                         June 30,       March 31,      December 31,     September 30,      June 30,
(Dollars in thousands)                    2000            2000             1999             1999             1999
-------------------------------------------------------------------------------------------------------------------
Substandard                         $      22,955      $   27,536      $     28,679     $      29,299    $   26,613
Doubtful                                    7,633           4,925             1,850             2,316         1,579
Loss                                            -               -                 -                 -             -
Other real estate owned                       229             271               271               515           595
                                    -------------------------------------------------------------------------------
   Classified assets                $      30,817      $   32,732      $     30,800     $      32,130    $   28,787
                                    ===============================================================================

Classified assets to total loans
  and other real estate owned                1.25%           1.42%             1.44%             1.65%         1.61%
Allowance for loan losses to total
  classified assets                        175.29%         148.63%           143.33%           114.21%       114.69%

         With the exception of these classified assets, management was not aware of any loans outstanding as of June 30, 2000 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Allowance For Loan Losses

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the Company's loan portfolio. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

         The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the quarters indicated.

                                                                          At and for the three month periods ended
                                                              -------------------------------------------------------------
                                                                     June 30,           March 31,            December 31,
(Dollars in thousands)                                                 2000               2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding, net of deferred fees                $  2,462,419      $   2,295,673      $    2,129,489
Average loans outstanding                                         $  2,349,364      $   2,213,386      $    2,024,479
Allowance for loan losses:
Balance at beginning of period                                    $     48,650      $      44,147      $       36,696
Charge-offs:
           Commercial                                                   (4,223)            (1,694)             (1,289)
           Real estate construction and land                                 -                  -                   -
           Real estate term                                                  -                  -                   -
           Consumer and other                                             (119)               (97)                (75)
                                                              -------------------------------------------------------------
                 Total charge-offs                                      (4,342)            (1,791)             (1,364)
                                                              -------------------------------------------------------------
Recoveries:
           Commercial                                                      223                127                   -
           Real estate construction and land                                 -                  -                   -
           Real estate term                                                  -                  -                   7
           Consumer and other                                                3                  3                 277
                                                              -------------------------------------------------------------
                 Total recoveries                                          226                130                 284
                                                              -------------------------------------------------------------
            Net charge-offs                                             (4,116)            (1,661)             (1,080)
Provision charged to income (1)                                          9,486              6,164               8,531
                                                              -------------------------------------------------------------
Balance at end of period                                          $     54,020      $      48,650      $       44,147
                                                              =============================================================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                          0.69%              0.30%               0.21%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                          0.49%              0.30%               0.07%
Allowance as a percentage of average loans outstanding                    2.30%              2.20%               2.18%
Allowance as a percentage of period end loans outstanding                 2.19%              2.12%               2.07%
Allowance as a percentage of non-performing loans                       592.19%            699.40%             692.61%
                                                                     September 30,               June 30,
(Dollars in thousands)                                                    1999                     1999
-------------------------------------------------------------------------------------------------------------
Period end loans outstanding                                      $     1,936,517              $  1,780,349
Average loans outstanding                                         $     1,872,490              $  1,729,590
Allowance for loan losses:
Balance at beginning of period                                    $        33,016              $     30,748
Charge-offs:
           Commercial                                                        (812)                     (288)
           Real estate construction and land                                    -                         -
           Real estate term                                                     -                         -
           Consumer and other                                                (106)                      (46)
                                                              -----------------------------------------------
                 Total charge-offs                                           (918)                     (334)
                                                              -----------------------------------------------

Recoveries:
           Commercial                                                         796                       231
           Real estate construction and land                                    4                         3
           Real estate term                                                     -                         -
           Consumer and other                                                  46                         5
                                                              -----------------------------------------------
                 Total recoveries                                             846                       239
                                                              -----------------------------------------------
            Net charge-offs                                                   (72)                      (95)
Provision charged to income (1)                                             3,752                     2,363
                                                              -----------------------------------------------
Balance at end of period                                           $       36,696              $     33,016
                                                              ===============================================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                             0.02%                     0.02%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                             0.03%                     0.04%
Allowance as a percentage of average loans outstanding                       1.96%                     1.91%
Allowance as a percentage of period end loans outstanding                    1.89%                     1.85%
Allowance as a percentage of non-performing loans                          377.96%                   484.03%

-----------------------
(1) Includes $1.5 million in the second quarter of 2000, $860,000 in the first quarter of 2000, $2.3 million in the fourth quarter of 1999 and $400,000 in the second quarter of 1999 to conform practices of acquired entities to the Company's reserve methodologies, which are included in mergers and related nonrecurring costs.

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

         While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan losses is adequate as of June 30, 2000. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

         At June 30, 2000, the allowance for loan losses was $54.0 million, consisting of a $37.3 million allocated allowance and a $16.7 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

         Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At June 30, 2000, the Banks had approximately $83.6 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of June 30, 2000, Greater Bay did not have any material commitments for capital expenditures.

         Net cash provided by operating activities, consisting primarily of net income, totaled $29.8 million and $21.9 million for the six months ended June 30, 2000 and 1999, respectively. Cash used for investing activities totaled $616.1 million and $325.2 million for the six months ended June 30, 2000 and 1999, respectivley. The funds used for investing activities primarily represent increases in loans and investment securities for each period reported.

         For the six months ended June 30, 2000 net cash provided by financing activities was $470.1 million, compared to $380.6 million for the six months ended June 30, 2000. Historically, the primary financing activity of the Company has been through deposits. For the six months ended June 30, 2000 and 1999, deposit gathering activities generated cash of $372.8 million and $365.2 million, respectively. This represents a total of 79.8% and 96.0% of the financing cash flows for the six months ended June 30, 2000 and 1999, respectively. The Company has supplemented its financing activities through the issuance of Trust Preferred Securities and common stock. See "Capital Resources" for further discussion below.

Capital Resources

         Shareholders' equity at June 30, 2000 increased to $237.3 million from $206.6 million at December 31, 1999. Greater Bay paid dividends of $0.30 and $0.48 per share during the six months ended June 30, 2000 and the twelve months ended December 31, 1999, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On March 23, 2000, the Company completed an offering of 10.875% capital securities in an aggregate amount of $9.5 million through GBB Capital III, a wholly owned trust subsidiary formed for the purpose of the offering. On May 19, 2000, the Company completed an additional offering of 10.75% capital securities in an aggregate amount of $41.0 million through GBB Capital IV, a wholly owned trust subsidiary formed for the purpose of the offering. The securities issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act. Under applicable regulatory guidelines, the TPS qualifies as Tier 1 capital up to a maximum of 25% of Tier I capital. Any additional portion of TPS would qualify as Tier 2 capital. As of June 30, 2000, $83.9 million of the TPS qualified as Tier I capital. As the Company's shareholders' equity increases, the amount of Tier
I capital that can be comprised of TPS will increase.

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

         At June 30, 2000, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter.

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at June 30, 2000 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.



                                             Tier 1           Total
                               Leverage    Risk-Based       Risk-Based
                                Ratio     Capital Ratio   Capital Ratio
                                -----     -------------   -------------

     Company                     9.21%       10.93%         12.78%
     Well-capitalized            5.00%        6.00%         10.00%
     Adequately capitalized      4.00%        4.00%          8.00%

         In addition, at June 30, 2000, each of the Banks had levels of capital that exceeded the well-capitalized guidelines.

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



       Change in                                         Projected change
       (Dollars in thousands)                        ------------------------
       interest rates           Net porfolio value    Dollars     Percentage
       ----------------------------------------------------------------------

       100 basis point rise         $     595,600    $  1,167        0.20%
       Base scenario                      594,433           -           -
       100 basis point decline            591,759       2,674       -0.45%

         The preceding table indicates that at June 30, 2000, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's net portfolio value would be expected to increase. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

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

         The following table shows interest sensitivity gaps for different intervals as of June 30, 2000.

                                  Immediate or  2 Days to 6   7 Months to 12   1 Year to 3   4 Years to 5
(Dollars in thousands)              One Day        Months         Months          Years         Years
----------------------------------------------------------------------------------------------------------
 Assets:
  Cash and due                    $     3,760    $          -   $         -    $        -     $       -
  Federal funds sold and
   other short term investments        58,055               -             -             -             -
  Investment securities                12,237          21,729        19,732       147,458       105,244
  Loans                             1,068,343         828,252        79,099       187,709       135,682
  Allowance for loan losses/
   unearned fees                            -               -             -             -             -
  Other assets                              -               -             -             -             -
                                  ------------------------------------------------------------------------
     Total Assets                 $ 1,142,395    $    849,981   $    98,831    $  335,167     $ 240,926
                                  ========================================================================

 Liabilities and equity:
  Deposits                        $ 1,814,523    $    585,622   $    75,357    $   11,889     $   1,331
  Other borrowings                          -         126,755         5,745           500         1,500
  Trust Preferred Securities                -               -             -             -             -
  Other liabilities                         -               -             -             -             -
  Shareholders equity                       -               -             -             -             -
                                  ------------------------------------------------------------------------
     Total Liabilities/equity     $ 1,814,523    $    712,377   $    81,102    $   12,389     $   2,831
                                  ========================================================================


 Gap                              $  (672,128)   $    137,604   $    17,729    $  322,778     $ 238,095
 Cumulative gap                   $  (672,128)   $   (534,524)  $  (516,795)   $ (194,017)    $( 44,078)
 Cumulative gap/total assets            -18.1%          -14.4%        -13.9%         -5.2%         -1.2%

                                   More than 5    Total Rate     Non-Rate
(Dollars in thousands)                Years       Sensitive      Sensitive        Total
-----------------------------------------------------------------------------------------
 Assets:
  Cash and due                    $         -    $      3,760   $   193,665    $  197,425
  Federal funds sold and
   other short term investments             -          58,055             -        58,055
  Investment securities               563,014         869,414             -       869,414
  Loans                               163,334       2,462,419             -     2,462,419
  Allowance for loan losses/
   unearned fees                            -               -       (54,020)      (54,020)
  Other assets                              -               -       173,799       173,799
                                 --------------------------------------------------------
     Total Assets                 $   726,348    $  3,393,648   $   313,444    $3,707,092
                                 ========================================================

 Liabilities and equity:
  Deposits                        $       172    $  2,489,894   $   689,912    $3,179,806
  Other borrowings                          -         133,500             -       133,500
  Trust Preferred Securities           99,500          99,500             -        99,500
  Other liabilities                         -               -        56,990        56,990
  Shareholders equity                       -               -       237,296       237,296
                                 --------------------------------------------------------
     Total Liabilities/equity     $    99,672    $  2,722,894   $   984,198    $3,707,092
                                 ========================================================

 Gap                              $   626,676    $   (670,754)  $  (670,754)   $        -
 Cumulative gap                   $  (670,754)   $   (670,754)  $         -    $        -
 Cumulative gap/total assets            -18.1%           18.1%          0.0%          0.0%

     The foregoing table indicates that the Company had a one year gap of $(516.8) million or 13.9% assets, at June 30, 2000. In theory, this would indicate that at June 30, 2000, $(516.8) million more in liabilities than assets would reprice if there was a change in interest rates over the next year. Thus, if interest rates were to increase, the gap would tend to result in a higher net interest margin. Conversely, if interest rates decreased, the gap may result in decreases net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of June 30, 2000, the analysis indicates that the Company's net interest income would increase a maximum of 10.2% if rates rose 200 basis points immediately and would decrease a maximum of (10.3)% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin increases during rising rate periods due to the basis risk imbedded in the Company's interest-bearing liabilities.

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

Recent Accounting Developments

         In April 1999, the Financial Accounting Standards Board ("FASB") reached tentative conclusions on the future of the pooling-of-interests method of accounting for business combinations. These tentative conclusions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB issued an exposure draft during the third quarter of 1999 and expects that a final standard may be issued and become effective in the first quarter of 2001. A portion of the Company's business strategy is to pursue acquisition opportunities so as to expand its market presence and maintain growth levels. A change in the accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings -- Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds - Not applicable

ITEM 3.  Defaults Upon Senior Securities -- Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its annual meeting of shareholders on May 17, 2000.

         (b) The following directors were elected at the annual meeting to serve for a three-year term:

                           David L. Kalkbrenner
                           Rex D. Lindsay
                           Glen McLaughlin
                           Warren R. Thoits

         The following directors continued in office after the annual meeting:

         George R. Corey
         John M. Gatto
         John J. Hounslow
         James E. Jackson
         Stanley A. Kangas
         George M. Marcus
         Duncan L. Matteson
         Rebecca Q. Morgan
         Dick J. Randall
         Donald H. Seiler

         (c) At the annual meeting, shareholders voted on (1) the election of the Company's Class III directors; (2) the merger of Coast Bancorp with and into the Company; (3) the amendment of the Company's 1996 Stock Option Plan, as amended, to increase by 2,500,000 the number of shares reserved for issuance under the plan; (4) the amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 24,000,000 to 40,000,000; and (5) the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000. The results of the voting were as follows:

                                                     Votes                                       Broker
         Matter                     Votes For        Against      Withheld      Abstentions      Non-Votes
         Election of Directors
            David L. Kalkbrenner    11,291,363           --        258,563            --               --
            Rex D. Lindsay          10,757,940           --        791,986            --               --
            Glen McLaughlin         11,414,894           --        135,032            --               --
            Warren R. Thoits        11,462,607           --         87,319            --               --

         Merger with Coast           8,808,327        755,842         --            49,453          1,936,303

         Option Plan Amendment       7,195,916      2,162,870         --           254,836          1,936,303

         Articles Amendment         10,307,237      1,119,820         --           122,868             --

         Independent Public         11,378,625        147,679         --            23,622             --
            Accountants

         (d)   Not applicable.

ITEM 5.  Other Information -- Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

EXHIBIT
  NO.                                   EXHIBITS
-------                                 --------
3.1      Certificate of Amendment of Articles of Incorporation
4.31 Amended and Restated Declaration of Trust of GBB Capital IV dated as of May 19, 2000
4.32 Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as trustee
4.33 Common Securities Guarantee Agreement, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as trustee
4.34 Capital Securities Guarantee Agreement, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as trustee
4.35 Liquidated Damages Agreement, dated as of May 16, 2000, by and among GBB Capital IV, Greater Bay Bancorp and Sandler O'Neill and Partners, L.P.
4.36 Registration Rights Agreement, dated as of May 16, 2000, by and among GBB Capital IV, Greater Bay Bancorp and Sandler O'Neill and Partners, L.P.
27       Financial Data Schedule.

--------

 (b) Reports on Form 8-K

       During the quarter ended June 30, 2000, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated April 6, 2000 (containing pro-forma financial information related to the pending mergers with Coast Bancorp, Bank of Santa Clara and Bank of Petaluma); (2) Form 8-K dated April 20, 2000 (reporting first quarter earnings) ;(3) Form 8-K dated May 18, 2000 (reporting the completion of the merger with Coast Bancorp and containing selected pro-forma financial information); (4) Form 8-K dated May 18, 2000 (containing supplemental consolidated financial statements reflecting the merger with Coast Bancorp).

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




Date: August 1, 2000