Form 10-Q
period 2000-09-30
GREATER BAY BANCORP
filed 2000-10-17
CIK 775473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from             to            .
                                         ----------    -----------

Commission file number 0-25034

                               GREATER BAY BANCORP
            (Exact name of registrant as specified in its charter)

         California                                        77-0387041
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

Outstanding shares of Common Stock, no par value, as of October 9, 2000:
40,021,804

                              GREATER BAY BANCORP


                                     INDEX

                       Part I.     Financial Information

Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets as of
                   September 30, 2000 and December 31, 1999.....................................................    3

                   Consolidated Statements of Operations
                   for the Three Months and Nine Months Ended
                   September 30, 2000 and 1999..................................................................    4

                   Consolidated Statements of Comprehensive Income
                   for the Three Months and Nine Months Ended
                   September 30, 2000 and 1999..................................................................    5

                   Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2000 and 1999................................................    6

                   Notes to Consolidated Financial Statements...................................................    7

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................................................   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   32


                       Part II.    Other Information

Item 1.  Legal Proceeding.......................................................................................   36

Item 2.  Changes in Securities and Use of Proceeds..............................................................   36

Item 3.  Default Upon Senior Securities.........................................................................   36

Item 4.  Submission of Matters to a Vote of Securities Holders..................................................   36

Item 5.  Other Information......................................................................................   36

Item 6.  Exhibits and Reports on Form 8-K.......................................................................   36

         Signatures.............................................................................................   37

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,
                                                                                         2000           December 31,
(Dollars in thousands)                                                               (unaudited)           1999*
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                 $   232,171    $   137,130
Federal funds sold                                                                           34,000        216,300
Other short term securities                                                                  34,937         29,507
                                                                                        ---------------------------
       Cash and cash equivalents                                                            301,108        382,937
Investment securities:
    Available for sale, at fair value                                                       477,101        441,290
    Held to maturity, at amortized cost (fair value $448,315 and $222,394 at
       September 30, 2000 and December 31, 1999, respectively)                              448,237        229,742
    Other securities                                                                         18,514         23,918
                                                                                        ---------------------------
       Investment securities                                                                943,852        694,950
Loans:
    Commercial                                                                            1,225,279        900,943
    Term real estate-commercial                                                             819,210        696,707
                                                                                        ---------------------------
         Total commercial                                                                 2,044,489      1,597,650
    Real estate construction and land                                                       572,740        466,577
    Real estate-other                                                                       171,134        133,256
    Consumer and other                                                                      192,230        159,679
    Deferred loan fees and discounts                                                        (13,339)       (12,599)
                                                                                        ---------------------------
    Total loans, net of deferred fees                                                     2,967,254      2,344,563
       Allowance for loan losses                                                            (65,699)       (46,451)
                                                                                        ---------------------------
    Total loans, net                                                                      2,901,555      2,298,112
Property, premises and equipment, net                                                        35,348         35,958
Interest receivable and other assets                                                        154,554        130,073
                                                                                        ---------------------------
                Total assets                                                            $ 4,336,417    $ 3,542,030
                                                                                        ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                         $   856,454    $   690,860
    MMDA, NOW and savings                                                                 2,024,733      1,737,002
    Time certificates, $100,000 and over                                                    727,257        527,766
    Other time certificates                                                                 140,777        145,069
                                                                                        ---------------------------
    Total deposits                                                                        3,749,221      3,100,697
Other borrowings                                                                            118,392        100,600
Other liabilities                                                                            86,439         53,731
                                                                                        ---------------------------
              Total liabilities                                                           3,954,052      3,255,028
                                                                                        ---------------------------

Company obligated mandatorily redeemable cumulative trust preferred
  securities of subsidiary trust holding solely junior subordinated debentures               99,500         49,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, no par value: 4,000,000 shares authorized;
   none issued                                                                                    -              -
Common stock, no par value**: 80,000,000 shares authorized;
39,980,528 and 37,979,022 shares issued and outstanding
   as of September 30, 2000 and December 31, 1999, respectively                             157,210        139,754
Accumulated other comprehensive loss                                                        (13,181)        (8,055)
Retained earnings                                                                           138,836        106,303
                                                                                        ---------------------------
              Total shareholders' equity                                                    282,865        238,002
                                                                                        ---------------------------
                Total liabilities and shareholders' equity                              $ 4,336,417    $ 3,542,030
                                                                                        ===========================

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

**Restated to reflect 2-for-1 stock split effective on October 4, 2000.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three months ended September 30,    Nine months ended September 30,
(Dollars in thousands, except per share amounts) (unaudited)        2000       1999*                     2000            1999*
------------------------------------------------------------------------------------------------    --------------------------------
INTEREST INCOME
Interest on loans                                               $   71,760             $ 48,939     $    196,626       $   134,128
Interest on investment securities:
  Taxable                                                           14,381                9,090           37,656            24,628
  Tax - exempt                                                       1,995                1,508            5,851             4,285
                                                                --------------------------------    --------------------------------
      Total interest on investment securities                       16,376               10,598           43,507            28,913
Other interest income                                                4,505                3,166           12,350             9,067
                                                                --------------------------------    --------------------------------
      Total interest income                                         92,641               62,703          252,483           172,108
                                                                --------------------------------    --------------------------------

INTEREST EXPENSE
Interest on deposits                                                33,429               21,052           88,000            56,659
Interest on Trust Preferred Securities                               2,585                1,021            5,426             2,976
Interest on other borrowings                                         1,856                1,155            5,044             4,062
                                                                --------------------------------    --------------------------------
      Total interest expense                                        37,870               23,228           98,470            63,697
                                                                --------------------------------    --------------------------------
          Net interest income                                       54,771               39,475          154,013           108,411
Provision for loan losses                                            7,739                3,902           21,485             7,431
                                                                --------------------------------    --------------------------------
          Net interest income after provision for loan losses       47,032               35,573          132,528           100,980
                                                                --------------------------------    --------------------------------

OTHER INCOME

Loan and international banking fees                                  2,497                  946            5,600             2,316
Service charges and other fees                                       2,038                2,071            6,016             5,993
Trust fees                                                             822                  768            2,496             2,216
Gain on sale of SBA loans                                              429                  656            1,878             1,915
ATM network revenue                                                    799                  789            2,093             2,047
Gain (loss) on sale of investments, net                                  3                    -               60                52
Warrant income, net                                                  2,767                    -           12,116               230
Other income                                                         1,185                2,219            5,599             3,616
                                                                --------------------------------    --------------------------------
      Total other income                                            10,540                7,449           35,858            18,385
                                                                --------------------------------    --------------------------------

OPERATING EXPENSES
Compensation and benefits                                           14,954               13,416           44,339            38,659
Occupancy and equipment                                              5,318                4,167           15,229            12,156
Legal and other professional fees                                    1,245                  894            3,291             2,392
Telephone, postage and supplies                                        944                1,069            3,067             3,096
Marketing and promotion                                                846                  751            2,702             2,245
Client services                                                        477                  825            1,518             2,462
FDIC insurance and regulatory assessments                              361                  196              834               481
Directors' fees                                                        253                  275              631               852
Other real estate owned                                                  -                   30               51                66
Contribution to GBB Foundation and related expenses, net                 -                    -                -               323
Merger and other related nonrecurring costs                         11,412                    -           25,496             3,965
Other                                                                2,028                2,506            7,405             6,763
                                                                --------------------------------    --------------------------------
      Total operating expenses                                      37,838               24,129          104,563            73,460
                                                                --------------------------------    --------------------------------
          Income before provision for income taxes and
          extraordinary items                                       19,734               18,893           63,823            45,905
Provision for income taxes                                           7,589                7,105           25,215            17,500
                                                                --------------------------------    --------------------------------
          Net income before extraordinary items                     12,145               11,788           38,608            28,405
Extraordinary items                                                      -                    -                -               (88)
                                                                --------------------------------    --------------------------------
          Net income                                            $   12,145             $ 11,788     $     38,608       $    28,317
                                                                ================================    ================================
Net income per share - basic**                                  $     0.31             $   0.32     $       0.98       $      0.78
                                                                ================================    ================================
Net income per share - diluted**                                $     0.29             $   0.30     $       0.94       $      0.74
                                                                ================================    ================================

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

**Restated to reflect 2-for-1 stock split effective on October 4, 2000.

See notes to supplemental consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three months ended September 30,      Nine months ended September 30,
                                                              ---------------------------------     -------------------------------
(Dollars in thousands)                                             2000              1999*              2000             1999*
-----------------------------------------------------------------------------------------------     -------------------------------
Net income                                                           $ 12,145         $ 11,788           $ 38,608         $ 28,317
                                                              ---------------------------------     -------------------------------

Other comprehensive income:

   Unrealized gains on securities:
      Unrealized holding gains arising during period (net
         of taxes of $2,195 and $(2,432) for the three
         months ended September 30, 2000 and 1999, and
         $(3,362) and $(6,595) for the nine months ended
         September 30, 2000 and 1999,  respectively)                    3,139           (3,478)            (4,808)          (9,432)
       less: reclassification adjustment for gains
         included in net income                                             2                                  35               31
                                                              ---------------------------------     -------------------------------
   Net change                                                           3,141           (3,478)            (4,773)          (9,401)
                                                              ---------------------------------     -------------------------------

   Cash flow hedges:
      Net derivative gains arising during period (net
         of taxes of $(398) and $27 for the three
         months ended September 30, 2000 and 1999, and
         $(269) and $1,152 for the nine months ended
         September 30, 2000 and 1999, respectively)                      (569)              38               (384)           1,648
      Less: reclassification adjustment for expenses
         included in income (net of taxes of $16 and
         $(26) for the three months ended September 30,
         2000 and 1999, and $21 and $(89) for the nine
         months ended September 30, 2000 and 1999,
         respectively)                                                     24              (38)                31             (127)
                                                              ---------------------------------     -------------------------------
   Net change                                                            (545)               -               (353)           1,521
                                                              ---------------------------------     -------------------------------

      Other comprehensive loss                                          2,596           (3,478)            (5,126)          (7,880)
                                                              ---------------------------------     -------------------------------

        Comprehensive income                                         $ 14,741          $ 8,310           $ 33,482         $ 20,437
                                                              =================================     ===============================

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

See notes to supplemental consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine months ended September 30,
(Dollars in thousands) (unaudited)                                              2000                  1999
-------------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                                   $ 38,608               $ 28,317
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                  27,767                  7,878
    Depreciation and amortization                                               6,095                  3,136
    Deferred income taxes                                                      (7,921)                (3,083)
    Gain on sale of investments, net                                              (60)                   (52)
    Changes in:
        Accrued interest receivable and other assets                          (38,812)               (10,909)
        Accrued interest payable and other liabilities                         32,108                 11,733
        Deferred loan fees and discounts, net                                     740                  3,779
                                                                             ---------              ---------
Operating cash flows, net                                                      58,525                 40,799
                                                                             ---------              ---------

Cash flows - investing activities
Maturities and partial paydowns on of investment securities:
    Held to maturity                                                           22,262                 15,631
    Available for sale                                                          1,750                135,516
    Other securities                                                            5,404                  3,587
Purchase of investment securities:
    Held to maturity                                                         (241,012)               (38,327)
    Available for sale                                                        (10,987)              (193,891)
Proceeds from sale of available for sale securities                               -                   24,783
Loans, net                                                                   (631,950)              (459,853)
Sale of bank building                                                           5,502                    -
Purchase of property, premises and equipment                                  (10,331)                (5,797)
Proceeds from sale of other real estate owned                                     -                      451
Purchase of insurance policies                                                 (9,189)                  (647)
                                                                             ---------              ---------
Investing cash flows, net                                                    (868,551)              (518,547)
                                                                             ---------              ---------

Cash flows - financing activities
Net change in deposits                                                        648,524                582,048
Net change in other borrowings - short term                                    17,792                (10,145)
Principal repayment - long term borrowings                                        -                   (3,000)
Company obligated mandatorially redeemable preferred
 securities of subsidiary trust holding solely junior
 subordinated debentures issued                                                50,500                    -
Proceeds from sale of common stock                                             17,798                  5,593
Cash dividends                                                                 (6,417)                (5,769)
                                                                             ---------              ---------
Financing cash flows, net                                                     728,197                568,727
                                                                             ---------              ---------

Net change in cash and cash equivalents                                       (81,829)                90,979
Cash and cash equivalents at beginning of period                              382,937                316,197
                                                                             ---------              ---------
Cash and cash equivalents at end of period                                   $301,108               $407,176
                                                                             =========             =========

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                 $ 98,601              $  59,543
    Income taxes                                                             $ 18,272              $  14,053
Non-cash transactions:
    Tax benefit of exercise of nonqualified stock options                    $    -                $     345
    Transfer of appreciated securities to Greater Bay
    Bancorp Foundation                                                       $  7,200              $     -
    Additions to other real estate owned                                     $    124              $     -

*Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

See notes to supplemental consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2000 and December 31, 1999 and for the
Three Months and Nine Months Ended September 30, 2000 and 1999

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of September 30, 2000, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months and nine months ended September 30, 2000 and September 30, 1999 have been prepared by Greater Bay Bancorp and are not audited. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 2000. The Consolidated Financial Statements should be read in conjunction with the Supplemental Consolidated Financial Statements for the year ended December 31, 1999 included in the Current Report on Form 8-K filed on July 26, 2000.

Consolidation and Basis of Presentation

     The unaudited financial information presented was prepared on the same basis as the supplemental consolidated audited financial statements for the year ended December 31, 1999 included in the Current Report on Form 8-K filed on July 26, 2000. The supplemental consolidated financial statements include the accounts of Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and the "Company" on a consolidated basis) and its wholly owned subsidiaries, Bank of Santa Clara ("BSC"), Bay Area Bank ("BAB"), Bay Bank of Commerce ("BBC"), Coast Commercial Bank ("CCB"), Cupertino National Bank ("CNB"), Golden Gate Bank ("Golden Gate"), Mid-Peninsula Bank ("MPB"), Mt. Diablo National Bank ("MDNB"), Peninsula Bank of Commerce ("PBC"), GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV and its operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods consolidated financial statements to conform to the current presentation. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim period presented. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) As of September 30, 2000 and December 31, 1999 and for the Three Months and Nine Months Ended September 30, 2000 and 1999

Comprehensive Income

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


                               Unrealized             Accumulated                                Unrealized             Accumulated
                                (losses)                 other                                    (losses)                 other
                                gains on   Cash flow comprehensive                                gains on  Cash flow  comprehensive
(Dollars in thousands)         securities    hedges      loss       (Dollars in thousands)       securities   hedges       loss
------------------------------------------------------------------  ----------------------------------------------------------------
Balance - December 31, 1999   $ (9,559)   $ 1,504     $ (8,055)     Balance - June 31, 2000       $(17,473)  $ 1,696      $ (15,777)
Current period change           (4,773)      (353)      (5,126)     Current period change            3,141      (545)         2,596
                              ---------------------------------                                   ----------------------------------

Balance - September 30, 2000  $(14,332)   $ 1,151     $(13,181)     Balance - September 30, 2000  $(14,332)    1,151     $ (13,181)
                              =================================                                   ==================================

                               Unrealized             Accumulated                                Unrealized             Accumulated
                                (losses)                 other                                    (losses)                 other
                                gains on   Cash flow comprehensive                                gains on  Cash flow  comprehensive
(Dollars in thousands)         securities    hedges      loss       (Dollars in thousands)       securities   hedges       loss
------------------------------------------------------------------  ----------------------------------------------------------------
Balance - December 31, 1998   $  1,351    $  (677)    $    674      Balance - June 31, 1999       $ (4,572)  $   844     $  (3,728)
Current period change           (9,401)     1,521       (7,880)     Current period change           (3,478)        -        (3,478)
                              ---------------------------------     ---------------------------------------------------------------

Balance - September 30, 1999  $ (8,050)   $   844     $ (7,206)     Balance - September 30, 1999  $ (8,050)  $   844     $  (7,206)
                              =================================                                   =================================

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

NOTE 2--MERGERS

     On July 21, 2000, GBB Merger Corp. merged with and into BSC, as a result of which BSC became a wholly owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of BSC were converted into an aggregate of approximately 4,002,000 shares of Greater Bay's stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with BSC on a pooling-of-interests basis.

     On May 18, 2000, Greater Bay completed its merger with Coast Bancorp, the holding company for CCB. As a result of the merger, CCB operates as a wholly owned subsidiary of Greater Bay. Upon consumption of the merger, the outstanding shares of Coast Bancorp were converted into an aggregate amount of approximately 6,140,000 shares of Greater Bay's stock. The merger was accounted for as a pooling of interests. The financial information presented herein has been restated to reflect the merger with Coast Bancorp on a pooling-of-interests basis.

As of September 30, 2000 and December 31, 1999 and for the
Three Months and Nine Months Ended September 30, 2000 and 1999

     On October 13, 2000, Bank of Petaluma ("BOP") merged with and into and DKSS Corp., as a result of which BOP became a wholly owned subsidiary of Greater Bay. Upon consumption of the merger, the outstanding shares of BOP were converted into an aggregate of approximately 1,667,000 shares of Greater Bay stock, restated for the stock split effective October 4, 2000. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has not been restated to reflect the merger with BOP on a pooling-of-interests basis. As of and for the nine months ended September 30, 2000, BOP had $7.7 million in net interest income, $2.0 million in net income, $211.4 million in assets, $175.9 million in deposits and $17.4 million in shareholders' equity.

     Assuming the acquisition of BOP had been completed at September 30, 2000, the Company would have had on a pooled basis, proforma net interest income of $161.7 million and proforma net income of $40.6 million.

     On August 8, 2000, Greater Bay and The Matsco Companies Inc. ("Matsco") signed a definitive agreement for a stock purchase agreement between Greater Bay and Matsco, a financial services company headquartered in Emeryville, California which specializes in financial services for the dental and veterinary markets. Greater Bay Bancorp will pay the Matsco shareholders $6.5 million in cash and up to an additional $6.0 million in an earn-out arrangement over a 5- year period. The acquisition is subject to regulatory approval and is expected to close in the fourth quarter of 2000.

     The results of operations previously reported by the separate entities for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

                             Coast Bancorp             Bank of Santa Clara
                        For the three months ended  For the six months ended
(Dollars in thousands)       March 31, 2000               June 30, 2000
-------------------------------------------------------------------------

Net interest income:
   Greater Bay Bancorp         $  36,378                    $ 47,131
   Acquired entity                 5,538                       5,237
                               ---------                    --------
     Combined                  $  41,916                    $ 52,368
                               =========                    ========


Net income:
   Greater Bay Bancorp         $  13,473                     $ 8,342
   Acquired entity                 2,035                       1,392
                               ---------                     -------
      Combined                 $  15,508                     $ 9,734
                               =========                     =======



         There are no significant transactions between the Company and BSC or Coast Bancorp. All intercompany transactions have been eliminated.

As of September 30, 2000 and December 31, 1999 and for the
Three Months and Nine Months Ended September 30, 2000 and 1999

NOTE 3--BORROWINGS

         Other borrowings are detailed as follows:

                                              September 30, December 31,
(Dollars in thousands)                            2000          1999
------------------------------------------------------------------------

Other borrowings:
   Short term borrowings:
      Fed funds purchased                       $ 22,000      $      -
      FHLB advances                               83,000             -
      Securities sold under agreements
         to repurchase                                 -        55,100
      Short term notes payable                     1,500         1,500
      Advances under credit lines                      -         7,000
                                                --------      --------
            Total short term borrowings          106,500        63,600
                                                --------      --------
   Long term borrowings:
      Securities sold under agreements
         to repurchase                                 -        10,000
      FHLB advances                               11,892        27,000
                                                --------      --------
            Total other long term borrowings      11,892        37,000
                                                --------      --------
Total other borrowings                          $118,392      $100,600
                                                ========      ========


     During the nine month period ended September 30, 2000, the average balance of short term Federal Home Loan Bank ("FHLB") advances were $15.5 million and the average interest rates during that period was 6.41%. There were no such borrowings outstanding during the year ended December 31, 1999. Short term FHLB advances generally mature within 90 days.

     During the nine month period ended September 30, 2000 and the twelve month period ended December 31, 1999, the average balance of securities sold under short term agreements to repurchase were $12.0 million and $21.1 million, respectively, and the average interest rates during those periods were 5.73% and 5.57%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the nine month period ended September 30, 2000 and the twelve month period ended December 31, 1999, the average balance of advances under credit lines were $11.1 million and $614,000 respectively, and the average interest rates during those periods were 6.35% and 6.26% respectively. Advances under credit lines generally require repayment within one year.

     During the nine month period ended September 30, 2000 and the twelve month period ended December 31, 1999, the average balance of federal funds purchased was $8.0 million and $719,000, respectively, and the average interest rates during those periods were 6.41% and 5.38%, respectively. Federal funds purchased generally mature in one business day. There were no such balances outstanding at September 30, 2000 or December 31, 1999.

     FHLB advances in the amount of $10.0 million will mature in 2002. The remaining FHLB advances of $2.0 million will mature in the year 2003. Under the terms of the advances, the FHLB has a put option which gives it the right to demand early repayment. The FHLB advances bear a weighted average interest rate of 5.73% at September 30, 2000 and December 31, 1999. The advances are collateralized by loans and securities pledged to the FHLB.

As of September 30, 2000 and December 31, 1999 and for the
Three Months and Nine Months Ended September 30, 2000 and 1999

NOTE 4--PER SHARE DATA

     Net income per share is stated in accordance with SFAS No. 128 "Earnings Per Share". Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. All periods presented include the effect of the 2-for-1 stock split effective on October 4, 2000.

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 2000 and 1999.

                                                         For the three months ended              For the three months ended
                                                             September 30, 2000                       September 30, 1999
                                                  ----------------------------------------     -------------------------------------
                                                                   Average                                    Average
                                                    Income         shares       Per share        Income       Shares      Per share
(Dollars in thousands, except per share amounts)  (numerator)   (denominator)    amount        (numerator) (denominator)   amount
------------------------------------------------------------------------------------------------------------------------------------
Net income                                        $  12,145                                    $  11,788

Basic net income per share:
   Income available to common shareholders           12,145      39,781,000     $     0.31        11,788    36,708,000     $   0.32

Effect of dilutive securities:
   Stock options                                          -       2,114,000                            -     1,972,000
                                                  ----------------------------------------     -------------------------------------

Diluted net income per share:
   Income available to common shareholders
      and assumed conversions                     $  12,145      41,895,000     $     0.29     $  11,788    38,680,000     $   0.30
                                                  ========================================     =====================================

                                                          For the nine months ended                  For the nine months ended
                                                              September 30, 2000                         September 30, 1999
                                                  ----------------------------------------     -------------------------------------
                                                                   Average                                    Average
                                                   Income          shares       Per share        Income        shares      Per share
(Dollars in thousands, except per share amounts)  (numerator)   (denominator)    amount        (numerator)  (denominator)   amount
------------------------------------------------------------------------------------------------------------------------------------
Net income                                        $  38,608                                       28,317

Basic net income per share:
   Income available to common shareholders           38,608      39,336,000     $     0.98        28,317    36,415,000     $   0.78

Effect of dilutive securities:
   Stock options                                          -       1,897,000              -             -     1,932,000
                                                  ----------------------------------------     -------------------------------------

Diluted net income per share:
   Income available to common shareholders
      and assumed conversions                     $  38,608      41,233,000     $     0.94     $  28,317    38,347,000     $   0.74
                                                  ========================================     =====================================

         There were options to purchase 1,000 and 122,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended September 30, 2000 and 1999, respectively. There were options to purchase 14,000 and 478,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the nine months ended September 30, 2000 and 1999, respectively.

         Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2000 mergers with BSC at a 0.8499 conversion ratio, Coast Bancorp at a 0.6338 conversion ratio and Mt. Diablo Bancshares ("MD Bancshares") at a 0.9532 conversion ratio and the 1999 mergers with Bay Commercial Services ("BCS") at a 0.6833 conversion ratio and Bay Area Bancshares ("BA Bancshares") at a 1.38682 conversion ratio. The foregoing ratios do not include the effect of the 2-for-1 stock split effective on October 4, 2000.

As of September 30, 2000 and December 31, 1999 and for the
Three Months and Nine Months Ended September 30, 2000 and 1999

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

     The following table shows each segment's key operating results and financial position for the nine months ended September 30, 2000 and 1999:

                                 Nine months ended      Nine months ended
                                 September 30, 2000     September 30, 1999
                               ---------------------   -----------------------
                                Community    Trust      Community    Trust
(Dollars in thousands            Banking   Operation     Banking   Operations
----------------------------------------------------   -----------------------
Net interest income             $ 159,717   $    474    $ 110,885   $      259
Other income                       32,736      2,689       16,158        2,227
Operating expenses,
excluding merger and other
  related nonrecurring cost        80,865      2,165       64,970        2,213

Net income before income
  taxes (1)                        87,103        998       50,018          273

Total assets                    4,259,992          -    3,302,548            -
Deposits                        3,688,537     60,684    2,880,960       58,476
Assets under management                 -    838,659            -      652,054

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

As of September 30, 2000 and December 31, 1999 and for the
Three Months and Nine Months Ended September 30, 2000 and 1999

     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the nine months ended September 30, 2000 and 1999 is presented below.

                                                         Nine months ended       Nine months ended
                                                         September 30, 2000      September 30, 1999
                                                         ------------------      ------------------
Net interest income and other income
   Total segment net interest income and other income        $   195,616               $  129,529
   Parent company net interest income and other income            (5,745)                  (2,733)
                                                             -----------               ----------
      Consolidated net interest income and other income      $   189,871               $  126,796
                                                             ===========               ==========
Net income before taxes, merger
related nonrecurring costs and extraordinary items
   Total segment net income before taxes                     $    88,101                $  50,291
   Parent company net income before taxes                          1,218                     (421)
      Consolidated net income before taxes,
         merger and other related costs and
                                                             -----------               ----------
         extraordinary items                                 $    89,319               $   49,870
                                                             ===========               ==========
Total assets
   Total segment assets                                      $ 4,259,992               $3,302,548
   Parent company assets                                          76,425                   16,478
                                                             -----------               ----------
      Consolidated total assets                              $ 4,336,417               $3,319,026
                                                             ===========               ==========

NOTE 6--CASH DIVIDEND

     The Company declared a cash dividend of $0.10 cents per share (as restated for the 2-for-1 stock split effective on October 4, 2000) payable on October 16, 2000 to shareholders of record as of September 29, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay is a bank holding company operating BSC, BAB, BBC, CCB, CNB, Golden Gate, MPB, MDNB, and PBC. The Company also owns and operates GBB Capital I, GBB Capital II, GBB Capital III, and GBB Capital IV which are Delaware statutory business trusts, which were formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities ("TPS"). Greater Bay also includes the following operating divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and the Venture Banking Group. The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay Region and the Coastal Region with 33 offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Milpitas, Millbrae, Palo Alto, Pleasanton, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara, Santa Cruz, Scotts Valley, Sunnyvale, Walnut Creek and Watsonville.

     On October 13, 2000, Greater Bay completed its merger with BOP. The financial information included in this report does not include BOP.

     The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Company's consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation and other footnotes included in the Current Report on Form 8-K filed on June 26, 2000.

RESULTS OF OPERATIONS

     The following table summarizes income, income per share and key financial ratios using the Company's core earnings, income including non recurring warrant income, and net income for the three month and nine month periods presented. Core earnings include the Company's income and exclude non recurring warrant income, merger and other related nonrecurring cost and extraordinary items.

                                             Core earnings              Income including nonrecurring           Net income
                                       (before merger, nonrecurring       warrant income and before    (after merger, nonrecurring
                                         and extraordinary items)      merger and extraordinary items     and extraordinary items)
                                     -------------------------------   ------------------------------  -----------------------------
                                         Three            Three           Three          Three          Three
                                      months ended     months ended    months ended   months ended     months ended   months ended
(Dollars in thousands, except per     September 30,    September 30,   September 30,  September 30,    September 30,  September 30,
 share amounts)                           2000             1999            2000           1999             2000           1999
                                     -------------------------------   ------------------------------  -----------------------------
Income                                  $ 17,579         $ 11,788       $ 19,182          $ 11,788      $ 12,145       $ 11,788
Income per share:
   Basic                                $   0.44         $   0.32       $   0.48          $   0.32        $ 0.31       $   0.32
   Diluted                              $   0.42         $   0.30       $   0.46          $   0.30        $ 0.29       $   0.30
Return on average assets                    1.62%            1.46%          1.77%             1.46%         1.12%          1.46%
Return on average shareholders' equity     24.56%           22.70%         26.80%            22.70%        16.97%         22.70%

                                             Core earnings              Income including nonrecurring         Net income
                                       (before merger, nonrecurring      warrant income and before    (after merger, nonrecurring
                                         and extraordinary items)      merger and extraordinary items   and extraordinary items)
                                     ------------------------------- -------------------------------- ------------------------------
                                          Nine             Nine            Nine           Nine             Nine           Nine
                                      months ended     months ended    months ended   months ended     months ended   months ended
(Dollars in thousands, except per     September 30,    September 30,   September 30,  September 30,   September 30,  September 30,
 share amounts)                           2000             1999            2000           1999             2000           1999
                                     ------------------------------- -------------------------------- ------------------------------
Income                                  $ 47,706         $ 30,818       $ 54,778          $ 30,897      $ 38,608       $ 28,317
Income per share:
   Basic                                $   1.21         $   0.85       $   1.39          $   0.85      $   0.98       $   0.78
   Diluted                              $   1.16         $   0.80       $   1.33          $   0.81      $   0.94       $   0.74
Return on average assets                    1.58%            1.38%          1.81%             1.38%         1.28%          1.27%
Return on average shareholders' equity     23.65%           20.54%         27.15%            20.59%        19.14%         18.87%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net income for the third quarter of 2000 increased 3.0% to $12.1 million, or $0.29 per diluted share, compared to net income of $11.8 million, or $0.30 per diluted share, for the third quarter of 1999. The third quarter 2000 results included nonrecurring warrant income of $2.8 million ($1.6 million, net of taxes) compared to $0 during the third quarter of 1999. In addition, the third quarter of 2000 included merger and other related nonrecurring costs of $11.4 million ($7.0 million, net of taxes) compared to $0 in the third quarter of 1999.

     Income, including nonrecurring warrant income and before nonrecurring merger related expenses and extraordinary items, increased 62.7% to $19.2 million, or $0.46 per diluted share, for the third quarter of 2000, compared to $11.8 million, or $0.30 per diluted share, in the third quarter of 1999.

     The Company's core earnings for the third quarter of 2000 increased 49.1% to $17.6 million, or $0.42 per diluted share, compared to $11.8 million, or $0.30 per diluted share, in the third quarter of 1999. Based on its core earnings for the third quarter of 2000, the Company's return on average shareholders' equity was 24.56% and its return on average assets was 1.62%. During the third quarter of 1999, the Company's core earnings resulted in a return on average shareholders' equity of 22.70% and a return on average assets of 1.46%.

     The 49.1% increase in core earnings during the third quarter of 2000 as compared to 1999 was the result of significant growth in loans and investments. For the third quarter of 2000, net interest income increased 38.7% as compared to the third quarter of 1999. This increase was primarily due to a 45.0% increase in average interest-earning assets for the third quarter of 2000 as compared to the third quarter of 1999. The increases in loans, trust assets and deposits also contributed to the 41.5% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for the third quarter of 2000 by a 9.5% increase in recurring operating expenses, as compared to the third quarter of 1999.

     Net income for the nine months ended September 30, 2000 increased 36.3% to $38.6 million, or $0.94 per diluted share, compared to net income of $28.3 million, or $0.74 per diluted share, for the nine months ended September 30, 1999. The nine months ended September 30, 2000 results included nonrecurring warrant income of $12.1 million ($7.1 million, net of taxes) compared to $230,000 ($135,000 net of taxes and other related expenses) during the nine months ended September 30, 1999. In addition, the nine months ended September 30, 2000 included merger and other related nonrecurring cost of $25.5 million ($16.2 million, net of taxes) compared to $4.0 million ($2.5 million, net of taxes) in the nine months ended September 30, 1999.

     Income, including nonrecurring warrant income and before nonrecurring merger related expenses and extraordinary items, increased 77.3% to $54.8 million, or $1.33 per diluted share, for the nine months ended September 30, 2000, compared to $30.9 million, or $0.81 per diluted share, in the nine months ended September 30, 1999.

     The Company's core earnings for the nine months ended September 30, 2000, increased 54.8% to $47.7 million, or $1.16 per diluted share, compared to $30.8 million, or $0.80 per diluted share, in the nine months ended September 30, 1999. Based on its core earnings for the nine months ended September 30, 2000, the Company's return on average shareholders' equity was 23.65% and its return on average assets was 1.58%. During the nine months ended September 30, 1999, the Company's core earnings resulted in a return on average shareholders' equity of 20.54% and a return on average assets of 1.38%.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The 54.8% increase in core earnings in the nine months ended September 30, 2000 as compared to 1999 was the result of significant growth in loans, investments and trust assets. For the nine months ended September 30, 2000, net interest income increased 42.1% as compared to the nine months ended September 30, 1999. This increase was primarily due to a 36.1% increase in average interest-earning assets for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increases in loans, trust assets and deposits also contributed to the 34.1% increase in loan and international banking fees, service charges and other fees, and trust fees. Other income includes $18.1 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for the nine months ended September 30, 2000 by a 13.8% increase in recurring operating expenses, as compared to the nine months ended September 30, 1999.

Net Interest Income-Quarterly

     The following table presents, for the quarters indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                            Three months ended             Three months ended              Three months ended
                                            September 30, 2000                June 30, 2000                September 30, 1999
                                      ------------------------------ -----------------------------  -------------------------------
                                                             Average                      Average                          Average
                                        Average               yield/   Average             yield/    Average                yield/
(Dollars in thousands)                  balance    Interest    rate    balance  Interest    rate     balance   Interest      rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                       $  182,517    $ 4,106   8.95%  $  206,513  $ 3,092   6.02%    $ 180,135  $ 2,221       4.89%
 Other short term securities              26,649        399   5.96%      17,021      232   5.48%       61,523      945       6.09%
 Investment securities:
    Taxable                              786,518     14,381   7.27%     717,028   12,236   6.86%      528,685    9,090       6.82%
    Tax-exempt (1)                       162,927      1,995   4.87%     152,018    2,042   5.40%      121,371    1,508       4.93%
 Loans (2) (3)                         2,840,850     71,760  10.05%   2,702,429   66,034   9.83%    1,866,831   48,939      10.40%
                                       ---------    -------          ----------  -------           ----------  -------
       Total interest-earning assets   3,999,461     92,641   9.21%   3,795,009   83,636   8.86%    2,758,545   62,703       9.02%
Noninterest-earning assets               321,279                        216,751                       435,854
                                      ----------    -------          ----------  -------           ----------  -------
          Total assets                $4,320,740     92,641          $4,011,760   83,636           $3,194,399   62,703
                                      ==========    -------          =========== -------           ==========  -------
INTEREST-BEARING LIABILITIES:
 Deposits:
    MMDA, NOW and Savings             $1,963,073     21,573   4.37%  $1,980,577   18,024   3.66%   $1,600,822   14,000       3.47%
    Time deposits, over $100,000         676,528      9,508   5.59%     609,263    8,271   5.46%      475,544    5,340       4.46%
    Other time deposits                  141,066      2,348   6.62%     141,777    1,660   4.71%      163,777    1,712       4.15%
                                      ----------    -------          ----------  -------           ----------  -------
       Total interest-bearing
          deposits                     2,780,667     33,429   4.78%   2,731,617   27,955   4.12%    2,240,143   21,052       3.73%
Other borrowings                         115,295      1,856   6.40%      93,952    1,530   6.55%       74,175    1,155       6.18%
                                      ----------    -------          ----------  -------           ----------  -------
       Total interest-bearing
          liabilities                  2,895,962     35,285   4.85%   2,825,569   29,485   4.20%    2,314,318   22,207       3.81%
Trust Preferred Securities                99,500      2,585  10.34%      78,324    1,783   9.16%       49,000    1,021       8.27%
                                      ----------    -------          ----------  -------           ----------  -------       ----
       Total interest-bearing
         liabilities and capital
            securities                 2,995,462     37,870   5.03%   2,903,893   31,268   4.33%    2,363,318   23,228       3.90%
Noninterest-bearing deposits             817,864                        785,716                       591,469
Other noninterest-bearing liabilities    222,634                         53,093                        33,548
Shareholders' equity                     284,780                        269,058                       206,064
                                      ----------    -------          ----------  -------           ----------  -------
     Total shareholders' equity and
         liabilities                  $4,320,740     37,870          $4,011,760   31,268           $3,194,399   23,228
                                      ===========   -------          ==========  -------           ==========  -------

Net interest income                                 $54,771                      $52,368                       $39,475
                                                    =======                      =======                       =======

Including capital securities:
----------------------------
Interest rate spread                                          4.19%                        4.53%                             5.12%
Contribution of interest free funds                           1.26%                        1.02%                             0.56%
                                                              -----                        ----                              ----
Net yield on interest-earnings assets(4)                      5.45%                        5.55%                             5.68%

Excluding capital securities:
----------------------------
Interest rate spread                                          4.37%                        4.67%                             5.21%
Contribution of interest free funds                           1.34%                        1.07%                             0.61%
                                                              ----                         ----                              ----
Net yield on interest-earnings assets(4)                      5.71%                        5.74%                             5.82%

(1) The tax equivalent yields earned on the tax exempt securities are 7.21%, 7.94% and 7.21% for the quarters ended September 30, 2000, June 30, 2000 and September 30, 1999, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $1,296,000, $1,974,000 and $1,938,000 for the quarters ended September 30, 2000, June 30, 2000 and September 30 1999, respectively.
(4) Equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities and capital securities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest income, excluding interest expense on the Trust Preferred Securities issued by the Company ("capital securities"), for the third quarter of 2000 was $57.4 million, a $3.2 million increase over the second quarter of 2000 and a $16.8 million increase over the third quarter of 1999. The increase from the third quarter of 1999 to the third quarter of 2000 was primarily due to the $1.2 billion, or 45.0% increase in average interest-earning assets. The increase in net interest income was slightly offset by a 5 basis points decrease in the Company's net yield on interest-earning assets, excluding capital securities, from 5.82% in the third quarter of 1999 to 5.71% in the third quarter of 2000. The increase from the second quarter of 2000 to the third quarter of 2000 was due to the $204.5 million, or 5.4% increase in average interest-earning assets and a 3 basis points increase in the Company's net yield on interest-earning assets, excluding capital securities, from 5.74% in the second quarter of 2000 to 5.71% in the third quarter of 2000.

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

                                       Three months ended September 30, 2000            Three months ended September 30, 2000
                                            compared with June 30, 2000                       compared with June 30, 2000
                                             favorable (unfavorable)                            favorable (unfavorable)
                                    --------------------------------------------      ------------------------------------------
(Dollars in thousands)                Volume         Rate          Net                  Volume         Rate             Net
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-
  EARNING ASSETS
 Federal funds sold                 $  (2,137)    $   3,151      $  1,014              $      30     $   1,855      $  1,885
 Other short term investments             145            22           167                   (526)          (20)         (546)
 Investment securities:
     Taxable                            1,327           818         2,145                  4,658           633         5,291
     Tax-exempt                           662          (709)          (47)                   608          (121)          487
 Loans                                  3,977         1,749         5,726                 33,756       (10,935)       22,821
                                    -------------------------------------              -------------------------------------
     Total interest income              3,974         5,031         9,005                 38,527        (8,589)       29,938
                                    --------------------------------------             -------------------------------------

INTEREST EXPENSE ON INTEREST-
   BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings              1,071        (4,620)       (3,549)                (3,524)       (4,049)       (7,573)
     Time deposits over $100,000       (1,017)         (220)       (1,237)                (2,600)       (1,568)       (4,168)
     Other time deposits                   58          (746)         (688)                 1,408        (2,044)         (636)
                                    -------------------------------------              -------------------------------------
       Total interest-bearing
        deposits                          111        (5,585)       (5,474)                (4,716)       (7,661)      (12,377)
 Other borrowings                        (547)          221          (326)                  (658)          (43)         (701)
                                    -------------------------------------              -------------------------------------
       Total interest expense            (435)       (5,365)       (5,800)                (5,375)       (7,703)      (13,078)
                                    -------------------------------------              -------------------------------------
         Net increase in net
           income                   $   3,539     $    (334)     $  3,205              $   33,152    $ (16,292)     $ 16,860
                                    =====================================              =====================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Quarter Ended September 30, 2000 Compared to September 30, 1999
-------------------------------------------------------------------

         Interest income for the third quarter ended September 30, 2000 increased 47.7% to $92.6 million from $62.7 million in the same period in 1999. This was primarily due to the $33.2 million favorable volume variance which resulted from a $1.2 billion, or 45.0%, increase in average interest-earning assets over the comparable prior year period. The average yield on interest-earning assets increased 19 basis points to 9.21% in the third quarter of 2000 from 9.02% in the same period of 1999 primarily due to the increase on the yields on loans. Average yields on loans decreased 35 basis points to 10.05% in the quarter ended September 30, 2000 from 10.40% for the same period in 1999, primarily as a result of decreases in market rates of interest.

         Interest expense, excluding capital securities, in the third quarter of 2000 increased 58.9% to $35.3 million from $22.2 million for the same period in 1999. The increase is the result of increased interest-bearing liabilities, which rose to $2.9 billion for the third quarter of 2000, as compared to $2.3 billion for the quarter ended September 30, 1999, and a 104 basis point increase in the cost of funds which increased to 4.85% in the third quarter of 2000.

         During the third quarter of 2000, average noninterest-bearing deposits increased to $817.9 million from $591.5 million in the same period in 1999. Average noninterest-bearing deposits comprised 22.7% of total deposits for the third quarter in 2000, compared to 20.9% for the same period in 1999.

         As a result of the foregoing, the Company's interest rate spread, excluding capital securities, was 4.37% in the third quarter of 2000 compared to 5.21% in the same quarter one year earlier and the net yield on interest-earning assets decreased to 5.71% from 5.82%.

The Quarter Ended September 30, 2000 Compared to June 30, 2000
--------------------------------------------------------------

         Interest income increased 10.8% to $92.6 million for the third quarter of 2000, as compared to $83.6 million for the previous quarter. This was primarily due to the $3.5 million favorable volume variance which resulted from a $204.5 million, or 5.4%, increase in average interest-earning assets over the prior quarter. The average yield on interest-earning assets increased 35 basis points to 9.21% in the third quarter of 2000 from 8.86% in the previous quarter primarily due to the increase on the yields on loans. Average yields on loans increased 22 basis points to 10.05% in the quarter ended September 30, 2000 from 9.83% for the quarter ended June 30, 2000, primarily as a result of increases in market rates of interest.

         Interest expense, excluding capital securities, in the third quarter of 2000 increased 19.7% to $35.3 million from $29.5 million in the prior quarter. The increase is the result of increased interest-bearing liabilities, which rose to $2.9 billion for the third quarter of 2000, as compared to $2.8 billion for the prior quarter and a 65 basis point increase in the cost of funds which increased to 4.85% in the third quarter of 2000.

         During the third quarter of 2000, average noninterest-bearing deposits increased to $817.9 million from $785.7 million in the second quarter of 2000. Average noninterest-bearing deposits comprised 22.7% of total deposits for the third quarter in 2000 as compared to 22.3% from the prior quarter.

         As a result of the foregoing, the Company's interest rate spread, excluding capital securities, was 4.37% in the third quarter of 2000 compared to 4.67% in the prior quarter and the net yield on interest-earning assets increased to 5.71% from 5.74%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following tables present the Company's average balance sheet, net interest income and interest income and interest rate for the nine months presented, as well as the analysis of variances due to rate and volume:

                                                      Nine months ended               Nine months ended
                                                      September 30, 2000              September 30, 1999
                                               -----------------------------------------------------------------
                                                                         Average                          Average
                                                 Average                 yield/      Average              yield/
(Dollars in thousands)                           balance     Interest     rate       balance   Interest   rate
----------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                $   221,427   $ 11,251    6.79%   $   170,395  $   6,101   4.79%
 Other short term securities                        24,758      1,099    5.93%        64,324      2,966   6.16%
 Investment securities:
    Taxable                                        712,790     37,656    7.06%       505,473     24,628   6.51%
    Tax-exempt (1)                                 150,856      5,851    5.18%       116,945      4,285   4.90%
 Loans (2) (3)                                   2,652,754    196,626    9.90%     1,906,615    134,128   9.41%
                                               -----------  ---------            ------------ ---------
       Total interest-earning assets             3,762,585    252,483    8.96%     2,763,752    172,108   8.33%
Noninterest-earning assets                         274,983                           225,761
                                               -----------  ---------            ------------ ---------
           Total assets                        $ 4,037,568    252,483            $ 2,989,513    172,108
                                               ===========  ---------            ============ ---------
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and Savings                       $ 1,941,654     58,020    3.99%   $ 1,461,004     36,854   3.37%
   Time deposits, over $100,000                    610,480     24,341    5.33%       441,982     14,722   4.45%
   Other time deposits                             142,089      5,639    5.30%       165,268      5,083   4.11%
                                               -----------  ---------            ------------ ---------
      Total interest-bearing deposits            2,694,223     88,000    4.36%     2,068,254     56,659   3.66%
Other borrowings                                   108,312      5,044    6.22%        88,036      3,994   6.07%
Subordinated debt                                        -          -                    806         68  11.28%
                                               ------------ ---------            ------------ ---------
      Total interest-bearing liabilities         2,802,535     93,044    4.43%     2,157,096     60,721   3.76%
Trust Preferred Securities                          76,007      5,426    9.54%        49,000      2,976   8.12%
                                               ------------ ---------            ------------ ---------
      Total interest-bearing liabilities and
       capital securities                        2,878,542     98,470    4.57%     2,206,096     63,697   3.86%
Noninterest-bearing deposits                       779,536                           551,954
Other noninterest-bearing liabilities              110,000                            30,849
Shareholders' equity                               269,490                           200,614
                                               ------------ ---------            ------------ ---------
     Total shareholders' equity and
liabilities                                    $ 4,037,568     98,470            $ 2,989,513     63,697
                                               ------------ ---------            ------------ ---------

Net interest income                                         $ 154,013                         $ 108,411
                                                            =========                         =========

Including capital securities:
----------------------------
Interest rate spread                                                     4.39%                            4.47%
Contribution of interest free funds                                      1.07%                            0.78%
                                                                         ----                             ----
Net yield on interest-earnings assets(4)                                 5.47%                            5.24%

Excluding capital securities:
----------------------------
Interest rate spread                                                     4.53%                            4.56%
Contribution of interest free funds                                      1.13%                            0.83%
                                                                         ----                             ----
Net yield on interest-earnings assets(4)                                 5.66%                            5.39%


(1) The tax equivalent yields earned on the tax exempt securities are 7.07% and 7.15% for the periods ended September 30, 2000 and September 30, 1999, respectively, using the federal statuary rate of 34%.
(2) Nonaccrual loans are excluded in the average balance.
(3) Interest income includes loan fees of $5,280,000 and $5,782,000 for the periods ended June 30, 2000 and June 30, 1999, respectively.
(4) Equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities and capital securities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Year to Date

     Net interest income, excluding capital securities, for the nine months ended September 30, 2000 was $159.4 million, a $48.1 million increase over the nine months ended September 30, 1999. The increase was due to the $998.8 million, or 36.1%, increase in average interest-earning assets. The increase in net interest income was further enhanced by a 27 basis points increase in the Company's net yield on interest-earning assets, excluding capital securities, from 5.39% in the nine months ended September 30, 1999 to 5.66% in the nine months ended September 30, 2000.

     The table below sets forth, for the nine months indicated, a summary of the changes in interest income and interest expense due to average asset and liability balances (volume) and due to changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans. The impact of capital securities is not included in this table.

                                                          Nine months ended September 30,
                                                       2000 compared with September 30, 1999
                                                              favorable (unfavorable)
                                                      --------------------------------------
(Dollars in thousands)                                      Volume      Rate       Net
--------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                         $ 2,150    $ 3,000  $  5,150
 Other short term investments                                (1,758)      (109)   (1,867)
 Investment securities:
     Taxable                                                 10,829      2,199    13,028
     Tax-exempt                                               1,307        259     1,566
 Loans                                                       55,086      7,412    62,498
                                                      --------------------------------------
        Total interest income                                67,614     12,761    80,375
                                                      --------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                  (13,587)    (7,579)  (21,166)
     Time deposits over $100,000                             (6,354)    (3,265)   (9,619)
     Other time deposits                                      1,102     (1,658)     (556)
                                                      --------------------------------------
        Total interest-bearing deposits                     (18,840)   (12,501)  (31,341)
 Other borrowings                                              (945)      (105)   (1,050)
 Subordinated debt                                               34         34        68
                                                      --------------------------------------
        Total interest expense                              (19,751)   (12,572)  (32,323)
                                                      --------------------------------------
            Net increase in net interest income            $ 47,863   $    189  $ 48,052
                                                      ======================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Nine Months Ended September 30, 2000 Compared to Nine Months Ended September
--------------------------------------------------------------------------------
30, 1999
--------

     Interest income for the nine months ended September 30, 2000 increased 46.7% to $252.5 million from $172.1 million in the same period in 1999. This was primarily due to the $47.9 million favorable volume variance which resulted from a $998.8 million, or 36.1%, increase in average interest-earning assets over the comparable prior year. The average yield on interest-earning assets increased 63 basis points to 8.96% in the nine months ended September 30, 2000 from 8.33% in the same period of 1999 primarily due to the increase on the yields on loans. Average yields on loans increased 49 basis points to 9.90% in the nine months ended September 30, 2000 from 9.41% for the same period in 1999, primarily as a result of increases in market rates of interest.

     Interest expense, excluding capital securities, in the nine months ended September 30, 2000 increased 53.2% to $93.0 million from $60.7 million for the same period in 1999. The increase is the result of increased average interest-bearing liabilities, which rose to $2.8 billion for the nine months ended September 30, 2000, as compared to $2.2 billion for the same period in 1999, and a 67 basis point increase in the cost of funds which increased to 4.43% in the nine months ended September 30, 2000.

     As a result of the foregoing, the Company's interest rate spread, excluding capital securities, was 4.53% in the nine months ended September 30, 2000 compared to 4.56% in the same period one year earlier and the net yield on interest-earning assets increased to 5.66% from 5.39%.

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

                                                         Three months ended September 30,         Nine months ended September 30,
                                                         ----------------------------------       ----------------------------------
(Dollars in thousands)                                       2000                1999                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                 $   817,864        $  591,469           $  779,536        $ 551,954
Client service expenses                                             477               825                1,518            2,462
Client service expenses, annualized                                0.23%             0.56%                0.39%            0.90%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS
   (EXCLUDING CAPITAL SECURITIES):
Net yield on interest-earning assets                               5.77%             5.82%                5.66%            5.39%
Impact of client service expense                                  (0.05)%           (0.06)%              (0.05)%          (0.14)%
                                                           --------------------------------       ----------------------------------
Adjusted net yield on interest-earning assets (1)                  5.72%             5.77%                5.61%            5.25%
                                                           ================================       ==================================

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

     The provision for loan losses for the third quarter of 2000 was $7.7 million, compared to $3.9 million for the third quarter of 1999. In addition, in connection with the Bank of Santa Clara merger, the Company made an additional provision for loan losses of $3.9 million in the third quarter of 2000 to conform to the Company's allowance methodology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Income

         Total other income increased to $10.5 million for the third quarter of 2000 compared to $7.4 million for the third quarter of 1999. The following table sets forth information by category of other income for the quarters indicated.

                                                            At and for the three month periods ended
                                               -----------------------------------------------------------------
                                               September 30,  June 30,    March 31,  December 31, September 30,
(Dollars in thousands)                             2000         2000        2000         1999         1999
----------------------------------------------------------------------------------------------------------------
Loan and international banking fees                 $ 2,497      $ 1,927     $ 1,176      $ 1,699         $ 946
Service charges and other fees                        2,038        2,005       1,973        1,242         2,071
Trust fees                                              822          905         924          774           768
Gain on sale of SBA loans                               429          675         619          143           656
ATM network revenue                                     799          584         570          635           789
Gain (loss) on sale of investments, net                   3           58          (1)          (3)            -
Other                                                 1,185        1,456       3,098        4,630         2,219
                                               -----------------------------------------------------------------
   Total, recurring                                   7,773        7,610       8,359        9,120         7,449
Nonrecurring warrant income                           2,767          740       8,609       14,278             -
                                               -----------------------------------------------------------------
   Total                                           $ 10,540      $ 8,350    $ 16,968     $ 23,398       $ 7,449
                                               =================================================================


         For the third quarter of 2000 as compared to the same period in 1999, the increase in other income was a result of a $1.6 million increase in loan and international banking fees and a $54,000 increase in trust fees. These increases were a result of significant growth in total loans, total deposits and trust assets. Other income for the first quarter of 2000 and the fourth quarter of 1999 includes $2.1 million and $3.1 million in appreciation recognized on equity securities received in the settlement of a loan. As discussed further below, the nonrecurring warrant income resulted from the sale of stock acquired from clients in connection with financing activities.

         Other income for the third quarter of 2000 and the third quarter of 1999 included nonrecurring warrant income of $2.8 million and $0, respectively, net of related employee incentives. The Company holds in excess of 130 warrant positions. The Company has historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. The Company may not be able to realize gains from these equity instruments in future periods due to fluctuations in the market prices of the underlying common stock of these companies. The timing and amount of income, if any, from the disposition of client warrants typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, future gains cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income the Company realizes from the disposition of client warrants may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities, or by increases to the provision for loan losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

         The following table sets forth the major components of operating expenses for the quarters indicated.

                                                                    At and for the three month periods ended
                                                       -------------------------------------------------------------------
                                                       September 30,  June 30,     March 31,   December 31, September 30,
(Dollars in thousands)                                     2000         2000          2000         1999         1999
--------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                  $ 14,954      $ 14,422     $ 14,963     $ 14,636      $ 13,416
Occupancy and equipment                                       5,318         4,880        5,031        4,367         4,167
Legal and other professional fees                             1,245         1,068          978          740           894
Telephone, postage and supplies                                 944         1,086        1,037        1,008         1,069
Marketing and promotion                                         846           997          859        1,011           751
Client services                                                 477           765          828          764           825
FDIC insurance and regulatory assessments                       361           233          240          244           196
Directors' fees                                                 253           193          185          141           275
Expenses on other real estate owned                               -            41           10          (53)           30
Other                                                         2,028         2,426        2,399        2,688         2,506
                                                       -------------------------------------------------------------------
    Total operating expenses, excluding merger costs
      and contribution to the GBB Foundation                 26,426        26,111       26,530       25,546        24,129
Contribution to the GBB Foundation and related
  expense, net                                                    -             -            -       11,837             -
Merger and other related nonrecurring costs                  11,412        10,203        3,881        6,367             -
                                                       -------------------------------------------------------------------
    Total operating expenses                               $ 37,838      $ 36,314     $ 30,411     $ 43,750      $ 24,129
                                                       ===================================================================
Efficiency ratio                                              57.94%        59.81%       47.63%       65.57%        51.42%
Efficiency ratio, before merger, nonrecurring and
  extraordinary items                                         42.25%        43.53%       48.03%       48.71%        51.42%
Total operating expenses to average assets*                    3.48%         3.64%        3.23%        4.87%         3.00%
Total operating expenses to average assets,
  before nonrecurring items*                                   2.43%         2.62%        2.82%        2.85%         3.00%


*Annualized

         Operating expenses totaled $37.8 million for the third quarter of 2000, compared to $24.1 million for the third quarter of 1999. Operating expenses included merger and other related nonrecurring costs of $11.4 million and $0 for the third quarter of 2000 and 1999, respectively. Excluding these nonrecurring items, operating expenses were $26.2 million and $24.1 million for these periods. The ratio of operating expenses to average assets, before nonrecurring items, was 2.43% for the third quarter of 2000 and 3.00% for the third quarter of 1999.

         The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio, excluding nonrecurring items, for the third quarter of 2000 was 41.85%, compared to 51.42% for the third quarter of 1999.

         As indicated by the improvements in the efficiency ratio and ratio of total operating expenses to average assets, the Company has been able to achieve increasing economies of scale. For the third quarter of 2000, average assets increased 35.3% from the third quarter of 1999, while operating expenses, excluding nonrecurring costs, increased only 8.5%. The Company believes that it may not be able to sustain the low efficiency ratio that it achieved in the third quarter of 2000. The Company believes that in the future the efficiency ratio will stabilize at approximately 45%.

         Compensation and benefits expenses increased for the third quarter of 2000 to $15.0 million, compared to $13.4 million for the third quarter of 1999. The increase in compensation and benefits is due primarily to the addition of personnel to accommodate the growth of the Company.

         The increase in occupancy and equipment; telephone, postage, and supplies; marketing and promotion; and client service expense was related to the Company's growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

         The Company's effective income tax rate for the third quarter of 2000 was 38.5%, compared to 37.6% in the third quarter of 1999. The effective rates were lower than the statutory rate of 42.0% due to tax-exempt income on municipal securities and state enterprise zone credits. The reductions were partially offset by the impact of merger and other related nonrecurring costs.

         The Company's effective income tax rate for the nine months ended September 30, 2000 was 39.5%, compared to 38.1% in the nine months ended September 30, 1999. The effective rates were lower than the statutory rate of 42.0% due to tax-exempt income on municipal securities and state enterprise zone credits. The reductions were partially offset by the impact of merger and other related nonrecurring costs.

FINANCIAL CONDITION

         Total assets increased 22.4% (29.9% annualized) to $4.3 billion at September 30, 2000, compared to $3.5 billion at December 31, 1999. The increase in the nine months ended September 30, 2000 was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

         Total gross loans increased 26.5% (35.3% annualized) to $3.0 billion at September 30, 2000, compared to $2.4 billion at December 31, 1999. The increase in the loan volume during the first nine months of 2000 was primarily due to the continued strength of the economy in the Company's market areas coupled with the business development efforts of the Company's relationship managers.

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

         The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                   September 30,                December 31,            September 30,
                                                       2000                        1999                      1999
                                           -----------------------------------------------------------------------------------
(Dollars in thousands)                         Amount         %            Amount          %            Amount         %
------------------------------------------------------------------------------------------------------------------------------
Commercial                                     $1,225,279       42.2%       $  900,943      39.2%       $  843,834       40.2%
Term real estate - commercial                     819,210       28.2           696,707      30.3           640,819       30.5
                                           -----------------------------------------------------------------------------------
       Total commercial                         2,044,489       70.4         1,597,650      69.5         1,484,653       70.7
Real estate construction and land                 572,740       19.7           466,577      20.3           391,946       18.7
Real estate term - other                          171,134        5.9           133,256       5.8           120,577        5.7
Consumer and other                                192,230        6.6           159,679       6.9           155,492        7.4
                                           -----------------------------------------------------------------------------------
       Total loans, gross                       2,980,593      102.6         2,357,162     102.5         2,152,668      102.5
Deferred fees and discounts, net                  (13,339)      (0.5)          (12,599)     (0.5)          (12,611)      (0.6)
                                           -----------------------------------------------------------------------------------
       Total loans, net of deferred fees        2,967,254      102.1         2,344,563     102.0         2,140,057      101.9
Allowance for loan losses                         (65,699)      (2.1)          (46,451)     (2.0)          (39,007)      (1.9)
                                           -----------------------------------------------------------------------------------
       Total loans, net                        $2,901,555      100.0%       $2,298,112     100.0%       $2,101,050      100.0%
                                           ===================================================================================

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

                                                           At and for the three month periods ended
                                              -------------------------------------------------------------------
                                              September 30,  June 30,     March 31,   December 31,  September 30,
(Dollars in thousands)                            2000         2000          2000         1999          1999
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans
     Nonaccrual loans                             $ 14,877      $  8,720      $ 6,266       $ 5,682     $  7,928
     Accruing loans past due 90 days or more           636           706           37           139          406
     Restructured loans                                420           420          743           807        1,492
                                              -------------------------------------------------------------------
          Total nonperforming loans                 15,933         9,846        7,046         6,628        9,826
Other real estate owned                                395           229          271           271          515
                                              -------------------------------------------------------------------
          Total nonperforming assets              $ 16,328      $ 10,075      $ 7,317       $ 6,899     $ 10,341
                                              ===================================================================

     Nonperforming assets to total loans
        and other real estate owned                   0.55%         0.37%        0.29%         0.29%        0.48%
     Nonperforming assets to total assets             0.38%         0.25%        0.18%         0.19%        0.31%

         At September 30, 2000 and December 31, 1999, the Company had $14.9 million and $5.7 million in nonaccrual loans respectively. Interest income foregone on nonaccrual loans outstanding totaled $320,000 and $131,000 for the three months ended September 30, 2000 and 1999, respectively.

         The Company records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings through a provision for losses on foreclosed property in the period in which they are identified. OREO acquired through foreclosure had a carrying value of $395,000 and $271,000 at September 30, 2000 and December 31, 1999 respectively.

         The Company had $420,000 and $807,000 of restructured loans as of September 30, 2000 and December 31, 1999, respectively. There were no principal reduction concessions allowed on restructured loans during the third quarter of 2000 or 1999. Interest income from restructured loans totaled $12,000 and $26,000 for the nine months ended September 30, 2000 and 1999, respectively. Foregone interest income, which totaled $0 and $0 for the nine months ended September 30, 2000 and 1999, respectively, would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

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

                                                               At and for the three month periods ended
                                                  -------------------------------------------------------------------
                                                  September 30,  June 30,     March 31,   December 31,  September 30,
(Dollars in thousands)                                2000         2000          2000         1999          1999
---------------------------------------------------------------------------------------------------------------------
Substandard                                           $ 44,635      $ 24,049     $ 29,115      $ 30,282     $ 31,240
Doubtful                                                 3,756         7,633        4,925         1,850        2,316
Loss                                                         -             -            4             2           10
Other real estate owned                                    395           229          271           271          515
                                                  -------------------------------------------------------------------
     Classified assets                                $ 48,786      $ 31,911     $ 34,315      $ 32,405     $ 34,081
                                                  ===================================================================

Classified assets to total loans and other real           1.64%         1.17%        1.36%         1.37%        1.58%
   estate owned
Allowance for loan losses to total classified asset     134.67%       177.90%      149.05%       143.35%      114.45%

         With the exception of these classified assets, management was not aware of any loans outstanding as of September 30, 2000 where the known credit problems of the borrower would cause management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified assets at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

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

                                                                             At and for the three month periods ended
                                                                -----------------------------------------------------------------
                                                                September 30,  June 30,    March 31,   December 31,  September 30,
(Dollars in thousands)                                              2000         2000         2000         1999          1999
---------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                                     $ 2,980,593 $ 2,728,248  $ 2,518,306    $2,357,162  $ 2,152,668
Average loans outstanding                                        $ 2,851,130 $ 2,635,797  $ 2,439,421    $2,217,490  $ 2,066,962
Allowance for loan losses:
Balance at beginning of period                                      $ 56,769    $ 51,148     $ 46,451      $ 39,007     $ 35,207
Charge-offs:
           Commercial                                                 (2,779)     (4,223)      (1,729)       (1,289)        (812)
           Real estate construction and land                               -           -            -             -            -
           Real estate term                                                -           -            -             -            -
           Consumer and other                                            (21)       (137)        (121)         (178)        (175)
                                                                -----------------------------------------------------------------
                 Total charge-offs                                    (2,800)     (4,360)      (1,850)       (1,467)        (987)
                                                                ------------------------------------------------------------------

Recoveries:
           Commercial                                                      7         223          127             -          796
           Real estate construction and land                               -           -            -             -            -
           Real estate term and other                                      -           -            -             7            4
           Consumer and other                                             56          47           31           298           85
                                                                -----------------------------------------------------------------
                 Total recoveries                                         63         270          158           305          885
                                                                -----------------------------------------------------------------
            Net charge-offs                                           (2,737)     (4,090)      (1,692)       (1,162)        (102)
Provision charged to income (1)                                       11,667       9,711        6,389         8,606        3,902
                                                                -----------------------------------------------------------------
Balance at end of period                                            $ 65,699    $ 56,769     $ 51,148      $ 46,451     $ 39,007
                                                                =================================================================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                       0.38%       0.62%        0.28%         0.21%        0.02%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                       0.40%       0.44%        0.28%         0.06%        0.02%
Allowance as a percentage of average loans outstanding                 2.30%       2.15%        2.10%         2.09%        1.89%
Allowance as a percentage of period end loans outstanding              2.20%       2.08%        2.03%         1.97%        1.81%
Allowance as a percentage of non-performing loans                    397.60%     576.57%      725.92%       700.83%      396.98%

-----------------------

(1) Includes $3.9 million in the third quarter of 2000, $1.5 million in the second quarter of 2000, $860,000 in the first quarter of 2000 and $2.3 million in the fourth quarter of 1999 of 1999 to conform practices of acquired entities to the Company's reserve methodologies, which are included in mergers and related nonrecurring costs.

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

          While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan losses is adequate as of September 30, 2000. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

          At September 30, 2000, the allowance for loan losses was $65.7 million, consisting of a $37.2 million allocated allowance and a $28.5 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Cash Flow

         The objective of liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks sell securities under agreements to repurchase and borrow overnight federal funds and, to a lesser extent utilize brokered deposit lines.

         Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At September 30, 2000, the Banks had approximately $90.7 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of September 30, 2000, Greater Bay did not have any material commitments for capital expenditures.

         Net cash provided by operating activities, consisting primarily of net income, totaled $58.5 million and $40.8 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used for investing activities totaled $868.6 million and $518.5 million for the nine months ended September 30, 2000 and 1999, respectivley. The funds used for investing activities primarily represent increases in loans and investment securities for each period reported.

         For the nine months ended September 30, 2000 net cash provided by financing activities was $728.2 million, compared to $568.7 million for the nine months ended September 30, 1999. Historically, the primary financing activity of the Company has been through deposits. For the nine months ended September 30, 2000 and 1999, deposit gathering activities generated cash of $648.5 million and $582.0 million, respectively. This represents a total of 89.1% and 102.3% of the financing cash flows for the nine months ended September 30, 2000 and 1999, respectively. The Company has supplemented its financing activities through the issuance of Trust Preferred Securities and common stock. See "Capital Resources" for further discussion below.

Capital Resources

         Shareholders' equity at September 30, 2000 increased to $282.9 million from $238.0 million at December 31, 1999. Greater Bay paid dividends of $0.25 and $0.24 per share (as restated for the 2-for-1 stock split declared for shareholders of record at October 4, 2000) during the nine months ended September 30, 2000 and the twelve months ended December 31, 1999, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

         In the first quarter of 2000 and the fourth quarter of 1999 the Company issued in a private placement 648,648 and 1,070,000 shares of common stock (as restated for the 2-for-1 stock split effective on October 4, 2000), respectively. The proceeds from the offering were $11.5 million and $19.0 million, respectively, net of issuance costs. Greater Bay used a portion of the net proceeds from the offering to supplement the capital of the Banks and intends to use the remainder for general corporate purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On March 23, 2000, the Company completed an offering of 10.875% capital securities in an aggregate amount of $9.5 million through GBB Capital III, a wholly owned trust subsidiary formed for the purpose of the offering. On May 19, 2000, the Company completed an additional offering of 10.75% capital securities in an aggregate amount of $41.0 million through GBB Capital IV, a wholly owned trust subsidiary formed for the purpose of the offering. The securities issued in the offering were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act. Under applicable regulatory guidelines, the TPS qualifies as Tier 1 capital up to a maximum of 25% of Tier I capital. Any additional portion of TPS would qualify as Tier 2 capital. As of September 30, 2000, $98.7 million of the TPS qualified as Tier I capital. As the Company's shareholders' equity increases, the amount of Tier I capital that can be comprised of TPS will increase.

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

         At September 30, 2000, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter.

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the OCC and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at September 30, 2000 and the two highest levels recognized under these regulations are as follows. These ratios all exceeded the well-capitalized guidelines shown below.

                                                      Tier 1          Total
                                       Leverage     Risk-Based      Risk-Based
                                         Ratio     Capital Ratio  Capital Ratio
                                         -----     -------------  -------------

                Company                  9.13%           10.80%     12.11%
                Well-capitalized         5.00%            6.00%     10.00%
                Adequately capitalized   4.00%            4.00%      8.00%


         In addition, at September 30, 2000, each of the Banks had levels of capital that exceeded the well-capitalized guidelines.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 .    The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on loan review and an adequate loan loss reserve (see "--Allowance for Loan Losses" herein).

 .    Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which consists of senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio values and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on net portfolio value and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors, the Board Asset Liability Committee and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net portfolio value in the event of hypothetical changes in interest rates and interest liabilities. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of 100 basis points. The following table presents the Company's projected change in net portfolio value for these rate shock levels as of September 30, 2000. All market rate sensitive instruments presented in this table are classified as either held to maturity or available for sale. The Company has no trading securities.


          Change in interest rates                               Projected change
                                                             --------------------------
          (Dollars in thousands) (1)    Net portfolio value      Dollars     Percentage
          -----------------------------------------------------------------------------
          100 basis point rise                $769,898          $(5,630)        (0.73)%
          Base scenario                        775,528                -             -
          100 basis point decline              766,558           (8,970)        (1.16)%

         The preceding table indicates that at September 30, 2000, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's net portfolio value would be expected to increase. However, the foregoing analysis does not attribute additional value to the Company's noninterest-bearing deposit balances, which have a significantly higher market value during periods of increasing interest rates.

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

Interest Rate Risk Management

         Interest rate risk management is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Interest rate risk management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate risk management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the Company's current portfolio that are subject to repricing at various time horizons: one day or immediate, two days to nine months, seven to twelve months, one to three years, four to five years, over five years and on a cumulative basis. The differences are known as interest sensitivity gaps.

         The following table shows interest sensitivity gaps for different intervals as of September 30, 2000.

                                   Immediate or       2 Days to     7 Months to   1 Year to  4 Years to More than  Total Rate
 (Dollars in thousands)               One Day         6 Months       12 Months     3 Years    5 years    5 Years   Sensitive
------------------------------------------------------------------------------------------------------------------------------
 Assets:
     Cash and due                   $     4,272       $        -     $       -    $       - $       -  $       -  $    4,272
     Federal funds sold and
       other short term investments      34,000                -             -            -         -          -      34,000
     Investment securities               50,995           23,024        20,920      160,773   113,770    609,307     978,789
     Loans                            1,271,525          991,223        97,115      230,834   165,820    212,205   2,968,722
     Allowance for loan losses/
       unearned fees                          -                -             -            -         -          -           -
     Other assets                             -                -             -            -         -          -           -
                                   -------------------------------------------------------------------------------------------
         Total Assets               $ 1,360,792       $1,014,247     $ 118,035    $ 391,607 $ 279,590  $ 821,513  $3,985,784
                                   ===========================================================================================

 Liabilities and equity:
     Deposits                       $ 2,027,519       $  749,179     $  98,314    $  15,769  $  1,762  $     224  $2,892,767
     Other borrowings                    22,000           94,392             -        2,000         -          -     118,392
     Trust Preferred Securities               -                -             -            -         -     99,500      99,500
     Other liabilities                        -                -             -            -         -          -           -
     Shareholders equity                      -                -             -            -         -          -           -
                                   -------------------------------------------------------------------------------------------
         Total Liabilities/equity   $ 2,049,519       $  843,571     $  98,314    $  17,769  $  1,762  $  99,724  $3,110,659
                                   ===========================================================================================

 Gap                                $  (688,727)      $  170,676     $  19,721    $ 373,838  $277,828  $ 721,788  $  875,124
 Cumulative gap                     $  (688,727)      $ (518,051)    $(498,330)   $(124,492) $153,336  $ 875,124  $  875,124
 Cumulative gap/total assets              -15.9%           -11.9%        -11.5%        -2.9%      3.5%      20.2%       20.2%

                                            Non-Rate
 (Dollars in thousands)                     Sensitive        Total
-----------------------------------------------------------------------
 Assets:
     Cash and due                           $  227,899       $  232,171
     Federal funds sold and
       other short term invest                       -           34,000
     Investment securities                           -          978,789
     Loans                                      11,871        2,980,593
     Allowance for loan losses/
       unearned fees                           (79,038)         (79,038)
     Other assets                              189,902          189,902
                                   ------------------------------------
         Total Assets                       $  350,634       $4,336,417
                                   ====================================

 Liabilities and equity:
     Deposits                               $  856,454       $3,749,221
     Other borrowings                                -          118,392
     Trust Preferred Securities                      -           99,500
     Other liabilities                          85,793           86,439
     Shareholders equity                       282,865          282,865
                                   ------------------------------------
         Total Liabilities/equity           $1,225,112       $4,336,417
                                   ====================================

 Gap                                        $ (874,478)      $        -
 Cumulative gap                                      -       $        -
 Cumulative gap/total assets                $      0.0%             0.0%

         The foregoing table indicates that the Company had a negative one year gap of $498.3 million, or 11.5% of total assets, at September 30, 2000. In theory, this would indicate that at September 30, 2000, $498.3 million more in liabilities than assets would reprice if there was a change in interest rates over the next year. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. Conversely, if interest rates decreased, the gap may result in increased net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

         The impact of fluctuations in interest rates on the Company's projected next twelve month net interest income and net income has been evaluated through an interest rate shock simulation modeling analysis that includes various assumptions regarding the repricing relationship of assets and liabilities, as well as the anticipated changes in loan and deposit volumes over differing rate environments. As of September 30, 2000, the analysis indicates that the Company's net interest income would increase a maximum of 7.94% if rates rose 200 basis points immediately and would decrease a maximum of 7.69% if rates declined 200 basis points immediately. In addition, the results indicate that notwithstanding the Company's gap position, which would indicate that the net interest margin increases when rates rise, the Company's net interest margin decreases during rising rate periods due to the basis risk imbedded in the Company's interest- bearing liabilities.

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

Recent Accounting Developments

New Accounting Pronouncement -In September 2000, the FASB issued Statement 140,
----------------------------
Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The new Statement replaces Statement 125, issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration.

This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions.

Implementation of FASB Statement No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

Business Combinations - In September 1999, the Financial Accounting Standards
---------------------
Board ("FASB") issued an Exposure Draft of a proposed Statement, Business Combinations and Intangible Assets. The Board is currently redeliberating the provisions in that proposed Statement. The FASB is in the process of researching and discussing the various alternatives proposed by constituents about the best method of accounting for goodwill. The FASB expects to discuss the accounting for goodwill and other issues related to the purchase method at public meetings through November 2000. The FASB will redeliberate the related issue of whether to retain the pooling method, but not until it has reached a set of tentative decisions with respect to the accounting for goodwill. The FASB will not make a final decision about the Exposure Draft or consider whether to issue a final standard until it has addressed all of the substantive issues raised by constituents, including Members of Congress, and has considered the entire set of tentative decisions reached during its redeliberations. While the FASB currently estimates that it will be able to complete its redeliberations in January 2001, that estimate may not be met depending on the progress of its redeliberations. The FASB has no "deadline" for completing the project; however, they currently expect to issue a final Statement near the end of the first quarter of 2001.

A portion of the Company's business strategy is to pursue acquisition opportunities so as to expand its market presence and maintain growth levels. A change in accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

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

(a) Exhibits

EXHIBIT
  NO.                            EXHIBITS
-------                          --------
3.1       Certificate of Amendment of Articles of Incorporation
27        Financial Data Schedule.

--------

 (b) Reports on Form 8-K

       During the quarter ended September 30, 2000, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K filed July 13, 2000 (reporting first quarter earnings and the company's second quarter cash dividend); (2) Form 8-K filed July 24, 2000 (reporting the completion of the merger with the Bank of Santa Clara); (3) Form 8-K filed July 26, 2000 (containing supplementary consolidated financial statements reflecting the merger with the Bank of Santa Clara); (4) Form 8-K filed August 7, 2000 (containing additional supplemental consolidated financial statements reflecting the merger with the Bank of Santa Clara); (5) Form 8-K filed August 10, 2000 (reporting the stock purchase agreement by and among Greater Bay and The Matsco Companies Inc., and their shareholders; (6) Form 8-K filed September 21, 2000 (reporting the company's third quarter cash dividend and a 2-for-1 split of the company's stock).

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



Date: October 17, 2000