Form 10-K
period 2000-12-31
GREATER BAY BANCORP
filed 2001-02-01
CIK 775473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)

  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

  For the transition period from  to  .

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on January 23, 2001, as reported on the Nasdaq National Market System, was approximately $1,500,550,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of January 23, 2001, 42,204,295 shares of the Registrant's Common Stock were outstanding.

     Document Incorporated By Reference:         Part of Form 10K Into Which Incorporated:
     -----------------------------------         -----------------------------------------
Definitive Proxy Statement for Annual Meeting                     Part III
of Shareholders to be filed within 120 days
of the fiscal year ended December 31, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ANNUAL REPORT ON FORM 10-K

                                    PART I

  Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as the "Company" or "we" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, "Greater Bay" when referring only to the parent company and "the Banks" when referring only to Greater Bay's banking subsidiaries, Bay Area Bank, Bank of Petaluma, Bank of Santa Clara, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank and Peninsula Bank of Commerce) operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business--Factors That May Affect Future Results of Operations".

ITEM 1. BUSINESS.

Greater Bay Bancorp

  Greater Bay is a bank holding company with 10 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank and Peninsula Bank of Commerce.

  GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of the Company.

  The Company also owns Matsco Lease Finance, Inc. II and Matsco Lease Finance, Inc. III, which are special purpose corporations formed for the exclusive purpose of securitizing leases and issuing lease-backed notes.

  The Company also operates through the following divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

  The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz and Sonoma County, with 37 full service banking offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara, Santa Cruz, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

  At December 31, 2000, the Company had total assets of $5.1 billion, total loans, net, of $3.5 billion and total deposits of $4.2 billion.

History

  Greater Bay became a multi-bank holding company as the result of the November 1996 merger of Cupertino National Bancorp and Mid-Peninsula Bancorp. Mid-Peninsula Bancorp was incorporated in 1984 under the name San Mateo County Bancorp as the bank holding company of WestCal National Bank. In 1994, WestCal National Bank was merged with Mid-Peninsula Bank, which commenced operations in October 1987. Concurrently San Mateo County Bancorp changed its name to Mid-Peninsula Bancorp. The name was then changed to Greater Bay Bancorp as a result of the 1996 merger. On consummation of the November 1996 merger between Cupertino National Bancorp and Mid-Peninsula Bancorp, we changed our name to Greater Bay Bancorp and Cupertino National Bank became a wholly-owned subsidiary. Cupertino National Bank commenced operations in May 1985.

  Greater Bay has continued to expand its presence within its market area by affiliating with other quality banking organizations, and select niche financial services companies. In addition the Company has been successful in opening key regional bank locations to respond to market and client demands, while also selectively opening key new businesses that expand the Company's product offerings.

  The following provides a chronological listing of mergers that the Company has completed since November 27, 1996:

                                                                                         Year
                                                              Former bank holding     commenced
 Date of merger                    Entity                           company           operations
 --------------                    ------                     -------------------     ----------
December 23, 1997  Peninsula Bank of Commerce              none                          1981
May 8, 1998        Golden Gate Bank                        Pacific Rim Bancorporation    1976
August 31, 1998    Pacific Business Funding Corporation(1) n/a                           1995
May 21, 1999       Bay Area Bank                           Bay Area Bancshares           1979
October 15, 1999   Bay Bank of Commerce                    Bay Commercial Services       1981
January 31, 2000   Mt. Diablo National Bank                Mt. Diablo Bancshares         1993
May 18, 2000       Coast Commercial Bank                   Coast Bancorp                 1982
July 21, 2000      Bank of Santa Clara                     none                          1973
October 13, 2000   Bank of Petaluma                        none                          1987
November 30, 2000  The Matsco Companies, Inc.(2)           n/a                           1983

--------
(1) Operates as a division of Cupertino National Bank and conducts business under the name Pacific Business Funding.
(2) Operates as a division of Cupertino National Bank and conducts business under the name Matsco.

  With the exception of the merger with The Matsco Companies, Inc., all of these mergers were accounted for as a pooling-of-interests and, accordingly, all of the financial information of the Company for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest reporting period presented. The merger with The Matsco Companies, Inc. was accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

 Company Goals

  The Company strives to achieve seven primary goals. These goals include:

  . Developing a greater banking presence throughout the San Francisco Bay Area and other selected markets, primarily in Northern California, by increasing the number of banking offices available to clients;

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

 Banks

  Bank of Petaluma

  Bank of Petaluma presently has four full service regional offices. At December 31, 2000, Bank of Petaluma had total assets of $214.9 million, total net loans of $122.7 million and total deposits of $180.2 million.

  Bank of Santa Clara

  Bank of Santa Clara presently has eight full service regional offices. At December 31, 2000, Bank of Santa Clara had total assets of $416.9 million, total net loans of $258.2 million and total deposits of $376.8 million.

  Bay Area Bank

  Bay Area Bank presently has one full service regional office. At December 31, 2000, Bay Area Bank had total assets of $207.4 million, total net loans of $154.0 million and total deposits of $166.8 million.

  Bay Bank of Commerce

  Bay Bank of Commerce presently has three full service regional offices. At December 31, 2000, Bay Bank of Commerce had total assets of $163.8 million, total net loans of $123.2 million and total deposits of $133.7 million.

  Coast Commercial Bank

  Coast Commercial Bank presently has six full service regional offices. At December 31, 2000, Coast Commercial Bank had total assets of $440.3 million, total net loans of $217.2 million and total deposits of $315.9 million.

  Cupertino National Bank

  Cupertino National Bank presently has seven locations, including five full service regional offices. At December 31, 2000, Cupertino National Bank had total assets of $1.7 billion, total net loans of $1.3 billion and total deposits of $1.3 billion.

  Golden Gate Bank

  Golden Gate Bank presently has one full service regional office. On December 31, 2000, Golden Gate Bank had total assets of $272.6 million, total net loans of $173.4 million and total deposits of $225.4 million.

  Mid-Peninsula Bank

  Mid-Peninsula Bank presently has four full service regional offices. On December 31, 2000, Mid-Peninsula Bank had total assets of $1.1 billion, total net loans of $748.1 million and total deposits of $914.5 million.

  Mt. Diablo National Bank

  Mt. Diablo National Bank presently has four full service regional offices. At December 31, 2000, Mt. Diablo National Bank had total assets of $333.4 million, total net loans of $182.1 million and total deposits of $273.0 million.

  Peninsula Bank of Commerce

  Peninsula Bank of Commerce presently has one full service regional office. On December 31, 2000, Peninsula Bank of Commerce had total assets of $296.3 million, total net loans of $210.3 million and total deposits of $259.8 million.

 Operating Divisions

  Greater Bay Bank Contra Costa Region and Greater Bay Bank Fremont Region

  The Company believes that the East Bay has a tremendous potential for growth. In order to establish a presence in the East Bay market, the Company formed the Contra Costa and Fremont regional offices. Each of these offices offers a full line of business banking services.

  Greater Bay Bank Santa Clara Valley Commercial Banking Group

  Greater Bay Bank Santa Clara Valley Commercial Banking Group offers a full line of business banking services, catering to the needs of small to medium-sized businesses, professional firms and the executives who own and operate their business. The services include a full range of deposit accounts, cash management and credit facilities custom-tailored to meet the specific needs of its clients.

  Greater Bay Bank SBA Lending Group

  The Greater Bay Bank SBA Lending Group provides loans to smaller businesses on which the Small Business Administration ("SBA") generally provides guarantees between 65% to 80% of the principal loan amount. The SBA has named both Coast Commercial Bank and Cupertino National Bank as Preferred Lenders. The SBA awards Preferred Lender status to lenders who have demonstrated superior ability to generate, underwrite and service loans that the SBA guarantees. This status results in more rapid turnaround of loan applications submitted to the SBA for approval. The group is able to utilize this status to provide this same level of service to clients of all of the Banks.

  Greater Bay Corporate Finance Group

  Greater Bay Corporate Finance Group primarily focuses on originating loans to companies that have revenues in excess of $20 million and financing requirements in the range of $5 million to $250 million. Greater Bay Corporate Finance Group primarily participates in direct sourced transactions as the lead agent. Greater Bay Corporate Finance Group has also participated in syndicated loan transactions.

  Greater Bay Trust Company

  Greater Bay Trust Company provides trust services to support the trust needs of the Banks' business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

  International Banking Division

  International Banking Division provides a wide range of financial services to support the international banking needs of the Banks' clients, including identifying certain risks of conducting business abroad and providing international letters of credit, documentary collections and other trade finance services. In 2000, the Export-Import Bank of the United States increased International Banking Division's delegated authority status from the "Medium" level to the "High" level to provide foreign receivable financing to local exporters. The Export-Import Bank allows "High" level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75 million in loans.

  Matsco

  Matsco is engaged in providing financial services, primarily loans and leases, to the dental and veterinary health professions. At December 31, 2000 approximately 87% of Matsco's outstanding loans and leases was to dental businesses, while the remaining was to veterinarians.

  Pacific Business Funding

  Pacific Business Funding is an asset-based lending and factoring division that provides alternative funding and support programs designed to enhance the Company's small business banking services.

  Venture Banking Group

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

  The Banks offer a wide range of deposit products, including the normal range of personal and business checking and savings accounts, time deposits and individual retirement accounts. The Banks also offer a wide range of specialized services designed to attract and service the needs of clients and include cash management and international trade finance services for business clients, traveler's checks, safe deposit and MasterCard and Visa merchant deposit services.

  The Banks also engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $100.0 million with a primary focus on business clients with borrowing needs between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. The Banks provide interim real estate construction loans primarily in the Banks' service areas for single-family residences, which typically range between approximately $500,000 and $1.0 million, multi-unit projects, which typically range between approximately $1.5 million and $4.0 million and commercial real estate, primarily owner-occupied, which typically range between $1.5 million to $7.5 million. The Banks also provide medium term commercial real estate loans or credits, typically ranging between $1.0 million and $10.0 million for the financing of commercial or industrial buildings where the owners either use the properties for business purposes or derive income from tenants.

Market Area

  The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in Alameda, Contra Costa, Santa Clara, San Francisco, San Mateo, Santa Cruz, and Sonoma Counties.

  . Bank of Petaluma's primary base of operations is in Petaluma, California and extends through Sonoma County. Sonoma Country has a population of approximately 450,000.

  . Bank of Santa Clara's primary base of operations is in Santa Clara, California, which is located in the geographic area referred to as "Silicon Valley". Bank of Santa Clara's operation extends throughout Santa Clara County. Santa Clara County has a population of approximately 1,737,000.

  . Bay Area Bank's primary base of operations is in Redwood City, California and includes central San Mateo County. San Mateo county has a population of approximately 730,000.

  . Bay Bank of Commerce's primary base of operations is San Leandro, California and extends through Alameda and Southern Contra Costa counties. Alameda County and Contra Costa County have populations of approximately 1,454,000 and 930,000, respectively.

  . Coast Commercial Bank's primary base of operations is in Santa Cruz, California and extends through Santa Cruz County. Santa Cruz County has a population of approximately 255,000.

  . Cupertino National Bank's primary base of operations is in Cupertino, California, which is in the center of the geographic area referred to as "Silicon Valley". Cupertino National Bank's operations extend throughout Santa Clara County.

  . Golden Gate Bank's primary base of operations is centered in the City and County of San Francisco. San Francisco County has a population of approximately 801,000.

  . Mt. Diablo National Bank's primary base of operations is Danville, California and extends through Contra Costa and northern Alameda Counties.

  . Mid-Peninsula Bank's primary base of operations is centered in Palo Alto, California and extends north through San Mateo County. Mid-Peninsula Bank has formed operating divisions located in Alameda and Contra Costa Counties.

  . Peninsula Bank of Commerce's primary base of operations is centered in Millbrae, California, and includes northern San Mateo County and extends into San Francisco County.

  The commercial base of Alameda, Contra Costa, Santa Cruz, Santa Clara, Santa Cruz, San Francisco, San Mateo and Sonoma Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of its geographic concentration, the Company's results depend largely upon economic conditions in these areas. While the economy in the Company's market areas has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services, and accordingly its results of operations. See "Item 1. Business--Factors That May Affect Future Results of Operations."

  Matsco markets its dental and veterinarian financing services nationally through its main office in Emeryville, California and marketing representatives located in ten states. At December 31, 2000, approximately $180 million in outstanding loans and leases originated by Matsco are with borrowers located outside of the State of California. Those loans and leases are distributed throughout the United States, with the largest volume having been originated in Florida, where Matsco has outstanding balances totaling approximately $14 million.

  Similarly, the Greater Bay Corporate Finance Group participates in loan transactions which are originated nationally. At December 31, 2000, approximately $70 million in outstanding loans in which Greater Bay Corporate Finance Group has participated are with borrowers located outside of the State of California.

  Our other operating divisions primarily conduct business in the San Francisco Bay Area.

Lending Activities

 Underwriting and Credit Administration

  The lending activities of each of the Banks is guided by the basic lending policies established by its Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of each Bank on a limited basis. Loan requests which exceed individual officer approval limits are approved on a pooled-authority basis up to a maximum limit for each Bank. Loan requests exceeding these limits are submitted to the Company's Officers' Loan Committee, which consists of the President and Chief Executive Officer of Greater Bay, the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of Mid-Peninsula Bank and the Senior Vice President and Chief Credit Officer of Greater Bay. All members of the Officers' Loan Committee are also officers of the individual Banks. Loan requests which exceed the limits of the Company's Officers' Loan Committee are submitted to the Directors' Loan Committee. The Directors' Loan Committee consists of at least one outside director of each of the Banks. Each of these committees meets on a regular basis in order to provide timely responses to the Banks' clients.

  The Company's credit administration function includes an internal review and the regular use of an outside loan review firm. In addition, the Company's Officers' Loan Committee, Chief Administrative Officer/Chief Financial Officer and Controller review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within each Bank's loan portfolio and to review the Company's allowance for loan losses.

 Loan Portfolio

  The composition of the Company's gross loan portfolio at December 31, 2000 was as follows:

  . approximately 43.2% were commercial loans, including 26.8% which were commercial real estate term loans;

  . approximately 19.1% were in real estate construction and land loans, which are split evenly between commercial properties and residential projects;

  . approximately 4.9% were other real estate term loans, primarily secured by residential real estate; and

  .  the balance of the portfolio consists of leases and consumer loans.

  The interest rates the Banks charge vary with the degree of risk, size and maturity of the loans. In addition, competition from other financial services companies and analyses of the client's deposit relationship with the Bank and the Bank's cost of funds impact the interest rate charged on loans.

  Commercial Loans. In their commercial loan portfolios, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the Venture Banking Group, consist primarily of short-term loans (normally with a maturity of under one year) to support business operations. The Banks focus on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. Commercial loans also include those loans made by the Greater Bay Corporate Finance Group.

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

  The Venture Banking Group provides innovative lending products and other financial services, tailored to the needs of start-up and development-stage companies. The Venture Banking Group's typical clients include technology companies, ranging from multimedia, software and telecommunications providers to bio-technology and medical device firms. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. Because these companies are in the start-up or development phase, many of them will not generate any revenues for several years. The Company often receives warrants from these companies as part of the compensation for its services. As of December 31, 2000, the Venture Banking Group had loans outstanding to start-up and development phase companies of approximately $95.5 million.

  The Greater Bay Corporate Finance Group specializes in providing commercial loans to small and medium sized, non-investment grade middle market companies. Credit facilities are designed to supplement the borrower's ongoing working capital needs, assist with the purchase of fixed assets or aid in the financing of strategic acquisitions. Loan facilities are typically collateralized by a first priority security interest in all of the borrower's assets and are generally structured based on the value of the borrower's assets or the company's historical cash flow. The Greater Bay Corporate Finance Group primarily sources its own relationships and to a lesser extend participates in syndicated loan transaction lead by other financial institutions serving the Greater Bay Corporate Finance Group's identified market niche.

  The Company participates in many SBA programs and, through the Greater Bay Bank SBA Lending Group, is a "preferred lender". Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff who are qualified and experienced in this area. As a preferred lender, the Company has the authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings to the customer. The Company utilizes both the 504 program, which is focused toward longer-term financing of buildings, and other long-term assets, and the 7A program which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three- to seven-year term. The Company's collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The Company generally sells the guaranteed portion of its SBA loans in the secondary market.

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

  Real Estate Term Loans. The Banks provide medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. The Company's loan policies require the principal balance of the loan, generally between $400,000 and $15.0 million, to be no more than 70% of the stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20-25 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

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

  Cupertino National Bank has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 7.2% of its trust assets under management in liquid funds that are retained in Cupertino National Bank money market demand accounts. At December 31, 2000, these funds totaled $55.5 million. The Venture Banking Group is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in Cupertino National Bank as part of the banking relationship. At December 31, 2000, clients of the Venture Banking Group had $482.3 million in deposits at Cupertino National Bank. See "Item 1. Business-- Factors That May Affect Future Results of Operations" for additional discussion regarding business risks related to the Company's deposits.

Trust Services

  The Greater Bay Trust Company, which is a division of Cupertino National Bank, offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Greater Bay Trust Company acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and nonprofit organizations. Total assets under management by the Greater Bay Trust Company were $773.8 million at December 31, 2000, compared to $697.4 million at December 31, 1999 and $649.3 million at December 31, 1998.

Competition

  The banking and financial services industry in California generally, and in the Banks' market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Banks. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business--Supervision and Regulation--Financial Services Modernization Legislation."

  In order to compete with the other financial services providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. In those instances where the Banks are unable to accommodate a customer's needs, the Banks may arrange for those services to be provided by their correspondents. The Banks have 37 offices located in Alameda, Contra Costa, San Francisco, San Mateo, Santa Clara, Santa Cruz and Sonoma counties in California.

  As of June 30, 1999, the latest date for which the FDIC branch data is available, the deposits of the Banks represented 4.4% of the deposits for all financial service companies in San Mateo County, 4.8% of all deposits in Santa Clara County, 11.0% of all deposits in Santa Cruz County and 2.2% of all deposits in Sonoma County. The deposits of the Banks represent less than 1% of the deposits for all financial service companies in Alameda, Contra Costa and San Francisco Counties. The total deposits of the Banks represents 2.0% of the deposits for all financial service companies in the San Francisco Bay Area, which includes Marin, Napa and Solano Counties in addition to the above seven counties.

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

  The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Greater Bay and the Banks of any future changes in monetary and fiscal policies cannot be fully predicted.

  From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "Item 1. Business--Supervision and Regulation."

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

 Greater Bay

  Greater Bay, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Greater Bay is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Greater Bay and its subsidiaries.

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

 The Banks

  The Company has two national banking subsidiaries and eight bank subsidiaries which are California chartered banks and members of the Federal Reserve. The national banks are subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller") and are also subject to regulations of the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve. The state chartered banks are subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (the "Commissioner") and the Federal Reserve and are also subject to regulations of the FDIC.

  If, as a result of an examination of a bank, the Comptroller or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter. The Commissioner has many of the same remedial powers.

  Various requirements and restrictions under the laws of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure of obligations to depositors and borrows. Further, the Banks are required to maintain certain levels of capital. See "--Capital Standards."

 Financial Services Modernization Legislation

  General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company

  The law also:

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

  . modifies the laws governing the implementation of the Community Reinvestment Act; and

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

  Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Greater Bay has not yet elected to become a financial holding company.

  "Financial in nature" activities include:

  .  securities underwriting;

  .  dealing and market making;

  .  sponsoring mutual funds and investment companies;

  .  insurance underwriting and agency;

  .  merchant banking; and

  . activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  A bank holding company must meet three requirements before becoming a financial holding company:

  . all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed and, except in limited circumstances, in compliance with the Community Reinvestment Act; and

  . the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

  Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. In December 2000, the Federal Reserve approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

  . lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

  . providing any devise or other instrumentality for transferring money or other financial assets; or

  . arranging, effecting or facilitating financial transactions for the account of third parties.

The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve find that a particular activity falls within one of these three categories. For example, the Federal Reserve has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

  A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

  . initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  .  annual notices of their privacy policies to current customers; and

  . a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

  The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

  Consumer Protection Rules--Sale of Insurance. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product:

  . is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

  . is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

  .  has certain risks of investment, including the possible loss of value.

  The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

  Safeguarding Confidential Customer Information. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

  .  identify and assess the risks that may threaten customer information;

  . develop a written plan containing policies and procedures to manage and control these risks;

  .  implement and test the plan; and

  . adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

  Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

 Dividends and Other Transfers of Funds

  Dividends from the Banks constitute the principal source of income to Greater Bay. Greater Bay is a legal entity separate and distinct from the Banks. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay by the Banks totaled $96.0 million at December 31, 2000. In addition, the California Department of Financial Institutions and the Federal Reserve have the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

  The bank regulatory agencies also have authority to prohibit the Banks from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC, the Comptroller and the Federal Reserve have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or Greater Bay may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "-- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions.

  The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Greater Bay or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Greater Bay or other affiliates. Such restrictions prevent Greater Bay and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in Greater Bay or to or in any other affiliate are limited, individually, to 10.0% of the respective bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the respective bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Greater Bay and other controlling persons of the Banks. Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law. See "--Prompt Corrective Action and Other Enforcement Mechanisms."

 Capital Standards

  The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

  The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

  The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

 Prompt Corrective Action and Other Enforcement Mechanisms

  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, each of the Banks and the Company exceeded the required ratios for classification as well capitalized.

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

 Safety and Soundness Standards

  The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

  .  internal controls, information systems and internal audit systems;

  .  loan documentation;

  .  credit underwriting;

  .  asset growth;

  .  earnings; and

  .  compensation, fees and benefits.

  In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

  .  conduct periodic asset quality reviews to identify problem assets;

  . estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

  .  compare problem asset totals to capital;

  .  take appropriate corrective action to resolve problem assets;

  .  consider the size and potential risks of material asset concentrations;
     and

  . provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

  These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

 Premiums for Deposit Insurance

  Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Banks up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

  The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Banks could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

  All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

 Interstate Banking and Branching

  The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Banks have the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

 Community Reinvestment Act and Fair Lending Developments

  The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and Community Reinvestment Act obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the Community Reinvestment Act.

  A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of Community Reinvestment Act performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance. The results of the most recent exam for each of the Banks is as follows.

                                Date of most
                                   recent
   Bank                         examination    CRA rating
   ----                        -------------- ------------
   Bay Area Bank               November 1999  Satisfactory
   Bay Bank of Commerce        October 1997   Satisfactory
   Bank of Petaluma            September 1998  Outstanding
   Bank of Santa Clara         December 2000  Satisfactory
   Coast Commercial Bank       May 1999        Outstanding
   Cupertino National Bank     October 1999    Outstanding
   Golden Gate Bank            November 1999  Satisfactory
   Mt. Diablo National Bank    February 1999  Satisfactory
   Mid-Peninsula Bank          November 1999   Outstanding
   Peninsula Bank of Commerce  November 1999  Satisfactory

Employees

  At December 31, 2000, the Company had 1,054 full-time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

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

  Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Based on modeling performed as part of out interest rate risk analysis, we believe that the 50 basis point decrease in the target Fed Funds rate by the Federal Reserve announced January 3, 2001 and the additional 50 basis point decrease announced January 31, 2001 will likely result in a 6 to 12 basis point drop in the Company's interest rate spread. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources, particularly MMDA and NOW accounts, may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

 Our Bay Area business focus and economic conditions in the Bay Area could adversely affect our operations.

  Our Bay Area business focus and economic conditions in the Bay Area could adversely affect our operations. Our operations are located in Northern California and concentrated primarily in Alameda, Contra Costa, San Francisco, San Mateo, Santa Cruz, Santa Clara and Sonoma counties, which includes the area known as the "Silicon Valley." As a result of this geographic concentration, our results depend largely upon economic and business conditions in these areas. A deterioration in economic and business conditions in our market areas, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of our loan portfolio, the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

  Many publicly and privately held technology firms have experienced a decline in their stock prices and valuations. At the same time, firms in the technology industry have experienced greater difficulty than in the past in obtaining capital and funding. The inability of such firms to obtain necessary capital and funding would not only adversely affect existing business, but it could also result in a significant slowdown in the growth of the technology industry. Furthermore, the financial weakness of California's three primary energy providers, and shortages in electrical generation capacities may further weaken the California economy and business operations in California and in particular the economy of and businesses operating in the Bay Area. A downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

 Our future warrant income can not be predicted.

  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We may not be able to realize gains from these equity instruments in future periods due to fluctuations in the market prices of the underlying common stock of these companies. The timing and amount of income, if any, from the disposition of client warrants typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, future gains cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. In addition, a significant portion of the income we realize from the disposition of client warrants may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as expenses incurred in evaluating and pursuing new business opportunities.

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

ITEM 2. PROPERTIES.

  The Company occupies its administrative offices under a lease which, including options to renew, expires in 2007. The Company owns four of its full service banking offices and leases 48 additional offices throughout the San Francisco Bay Area. Those leases expire under various dates, including options to renew, through August 2023.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's stock is traded on the Nasdaq National Market System ("Nasdaq") under the symbol "GBBK". The table below reflects the high and low closing sales prices for the Company's common stock as reported by Nasdaq and cash dividends declared for each reported period. The following information has been restated to reflect the 2-for-1 stock split which became effective on October 4, 2000.

                                     Cash
   For the period                  dividends
   indicated          High   Low   declared
   --------------    ------ ------ ---------
   2000
     Fourth quarter  $43.31 $28.12  $0.10
     Third quarter    34.72  22.38   0.10
     Second quarter   24.75  20.00   0.075
     First quarter    21.13  18.03   0.075

   1999
     Fourth quarter  $21.61 $16.91  $0.06
     Third quarter    18.00  15.94   0.06
     Second quarter   16.63  14.13   0.06
     First quarter    15.50  13.88   0.06

  The Company estimates that there were approximately 2,475 shareholders of record at December 31, 2000.

  During the year ended December 31, 2000, the Company was added to the S & P MidCap 400 Index and the Nasdaq Financial--100 Index.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  Information regarding Selected Consolidated Financial Data appears on pages A-1 through A-2 under the caption "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 through A-22 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on page A-19 through A-22 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information regarding Financial Statements and Supplementary Data appears A-23 through A-63 under the caption "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Comprehensive Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company intends to file a definitive proxy statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 2000. Information regarding directors of Greater Bay will appear under the caption "Discussion of the Proposals Recommended by the Board--Proposal 1: "Election of Directors' " in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers" and "-- Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--How We Compensate Executive Officers", "--How We Compensate Directors", "--Employment Contracts, Termination of Employment and Change of Control Arrangements", "--Executive Committee's Report on Executive Compensation", "--Compensation Committee Interlocks and Insider Participation" and "--Performance Graph" in the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements

  The following documents are filed as part of this report:

   Consolidated Balance Sheets at December 31, 2000 and 1999               A-23
   Consolidated Statements of Operations for each of the years in the
    three-year period ended December 31, 2000                              A-24
   Consolidated Statements of Comprehensive Income for each of the years
    in the three-year period ended December 31, 2000                       A-25
   Consolidated Statements of Changes in Shareholders' Equity for each of
    years in the three-year period ended December 31, 2000                 A-26
   Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 2000                              A-27
   Notes to Consolidated Financial Statements                              A-28
   Report of Independent Accountants                                       A-64

  2. Financial Statement Schedules

  All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

  3. Exhibits

  See Item 14(c) below.

  (b) Reports on Form 8-K

  During the fourth quarter of 2000, the Company filed the following Current Reports on Form 8-K: (1) October 12, 2000 (reporting under Item 5 third quarter 2000 financial results); (2) October 16, 2000 (reporting under Item 5 completion of the Company's merger with Bank of Petaluma); (3) October 17, 2000 (reporting under Item 5 supplemental consolidated financial information relating to the Company's merger with Bank of Petaluma); (4) November 28, 2000 (reporting under Items 5 and 9 mid-fourth quarter financial results and 2001 performance goals); (5) December 1, 2000 (reporting under Item 5 completion of the Company's acquisition of The Matsco Companies Inc.); and (6) December 21, 2000 (reporting under Item 5 declaration of the Company's fourth quarter cash dividend).

  (c) Exhibits Required by Item 601 of Regulation S-K

  Reference is made to the Exhibit Index on page 29 for exhibits filed as part of this report.

  (d) Additional Financial Statements

  Not applicable.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of January, 2001.

                                          Greater Bay Bancorp

                                                /s/ David L. Kalkbrenner
                                          By: _________________________________
                                                    David L. Kalkbrenner
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             Signature                           Title                   Date
             ---------                           -----                   ----

    /s/ David L. Kalkbrenner         President, Chief Executive    January 30, 2001
____________________________________  Officer and Director
        David L. Kalkbrenner          (Principal Executive
                                      Officer)

      /s/ Steven C. Smith            Executive Vice President,     January 30, 2001
____________________________________  Chief Administrative
          Steven C. Smith             Officer and Chief Financial
                                      Officer (Principal
                                      Financial and Accounting
                                      Officer)

       /s/ John M. Gatto             Director                      January 30, 2001
____________________________________
           John M. Gatto

      /s/ John J. Hounslow           Director                      January 30, 2001
____________________________________
          John J. Hounslow

      /s/ James E. Jackson           Director                      January 30, 2001
____________________________________
          James E. Jackson

     /s/ Stanley A. Kangas           Director                      January 30, 2001
____________________________________
         Stanley A. Kangas

     /s/ Daniel G. Libarle           Director                      January 30, 2001
____________________________________
         Daniel G. Libarle

       /s/ Rex D. Lindsay            Director                      January 30, 2001
____________________________________
           Rex D. Lindsay

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ George M. Marcus           Director                      January 30, 2001
____________________________________
          George M. Marcus


     /s/ Duncan L. Matteson          Director                      January 30, 2001
____________________________________
         Duncan L. Matteson

      /s/ Glen McLaughlin            Director                      January 30, 2001
____________________________________
          Glen McLaughlin

     /s/ Rebecca Q. Morgan           Director                      January 30, 2001
____________________________________
         Rebecca Q. Morgan

      /s/ Dick J. Randall            Director                      January 30, 2001
____________________________________
          Dick J. Randall

      /s/ Donald H. Seiler           Director                      January 30, 2001
____________________________________
          Donald H. Seiler

      /s/ Warren R. Thoits           Director                      January 30, 2001
____________________________________
          Warren R. Thoits

     /s/ James C. Thompson           Director                      January 30, 2001
____________________________________
         James C. Thompson

  /s/ Thaddeus J. Whalen, Jr.        Director                      January 30, 2001
____________________________________
      Thaddeus J. Whalen, Jr.

                                 EXHIBIT INDEX

 Exhibit No.                               Exhibit
 -----------                               -------
   3.1       Articles of Incorporation of Greater Bay Bancorp, as amended and restated

   3.2       Bylaws of Greater Bay Bancorp, as amended and restated

   4.1       Rights Agreement (1)

   4.2       Junior Subordinated Indenture dated as of March 31, 1997 between
              Greater Bay Bancorp and Wilmington Trust Company, as Trustee (2)

   4.3       Officers' Certificate and Company Order, dated March 31, 1997 (2)

   4.4       Certificate of Trust of GBB Capital I (3)

   4.5       Trust Agreement of GBB Capital I dated as of February 28, 1997 (3)

   4.6.1     Amended and Restated Trust Agreement of GBB Capital I, among
              Greater Bay Bancorp, Wilmington Trust Company and the
              Administrative Trustees named therein dated as of March 31, 1997
              (2)

   4.6.2     Successor Administrative Trustee and First Amendment to Amended
              and Restated Trust Agreement (4)

   4.7       Trust Preferred Certificate of GBB Capital I (2)

   4.8       Common Securities Certificate of GBB Capital I (2)

   4.9       Guarantee Agreement between Greater Bay Bancorp and Wilmington
              Trust Company, dated as of March 31, 1997 (2)

   4.10      Agreement as to Expenses and Liabilities, dated as of March 31,
              1997 (2)

   4.11      Indenture between Greater Bay Bancorp and Wilmington Trust
              Company, as Debenture Trustee, dated as of August 12, 1998 (5)

   4.12      Form of Exchange Junior Subordinated Debentures (filed as Exhibit
              A to Exhibit 4.11 hereto)

   4.13      Certificate of Trust of GBB Capital II, dated as of May 18, 1998
              (5)

   4.14      Amended and Restated Trust Agreement of GBB Capital II, among
              Greater Bay Bancorp, Wilmington Trust Company and the
              Administrative Trustees named therein dated as of August 12, 1998
              (5)

   4.15      Form of Exchange Capital Security Certificate (filed as Exhibit A-
              1 to Exhibit 4.11 hereto)

   4.16      Common Securities Guarantee Agreement of Greater Bay Bancorp,
              dated as of August 12, 1998 (5)

   4.17      Series B Capital Securities Guarantee Agreement of Greater Bay
              Bancorp and Wilmington Trust Company dated as of November 27,
              1998 (4)

   4.18      Securities Purchase Agreement, dated as of December 21, 1999, between Greater Bay Bancorp and the investors identified therein
              (6)

   4.19      Registration Rights Agreement, dated as of December 22, 1999, between Greater Bay Bancorp and the investors identified therein
              (6)

   4.20      Securities Purchase Agreement, dated as of March 22, 2000, by and between Greater Bay Bancorp and the investors identified therein
              (7)

   4.21      Registration Rights Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and the investors identified therein
              (7)

   4.22      Amended and Restated Declaration of Trust of GBB Capital III,
              dated as of March 23, 2000 (8)

   4.23      Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as Trustee (8)

   4.24      Guarantee Agreement, dated as of March 23, 2000, by and between
              Greater Bay Bancorp and The Bank of New York, as Trustee (8)

 Exhibit No.                               Exhibit
 -----------                               -------
    4.25     Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (9)

    4.26 Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (9)

    4.27 Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as
              Trustee (9)

    4.28     Capital Securities Guarantee Agreement, dated as of November 20,
              2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee

    4.29     Junior Subordinated Debenture Certificate, dated November 20, 2000

    4.30     Capital Security Certificate, Series B, dated November 20, 2000

   10.1.1    Employment Agreement with David L. Kalkbrenner, dated as of
              January 1, 1999 (10)(11)

   10.1.2    Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated as of December 11, 2000 (10)

   10.2      Employee Supplemental Compensation Benefits Agreement, dated as of
              January 1, 1998, between Greater Bay Bancorp and David L.
              Kalkbrenner (10)(11)

   10.3      Employee Supplemental Compensation Benefits Agreement, dated as of
              January 1, 1998, between Mid-Peninsula Bank and Susan K. Black
              (10)(11)

   10.4      Employee Supplemental Compensation Benefits Agreement, dated as of
              January 1, 1998, between Cupertino National Bank and David R.
              Hood (10)(11)

   10.5      Employee Supplemental Compensation Benefits Agreement, dated as of
              April 6, 1998, between Greater Bay Bancorp and Gregg A. Johnson
              (10)(11)

   10.6      Employee Supplemental Compensation Benefits Agreement, dated as of
              January 1, 1998, between Greater Bay Bancorp and Steven C. Smith
              (10)(11)

   10.7      Greater Bay Bancorp 401(k) Profit Sharing Plan (10) (12)

   10.8      Greater Bay Bancorp Employee Stock Purchase Plan, as amended (10)

   10.9      Greater Bay Bancorp Change in Control Pay Plan I (10)(12)

   10.10.1   Greater Bay Bancorp Change in Control Pay Plan II (10)(12)

   10.10.2   Amendment No. 1 to Greater Bay Bancorp Change in Control Pay Plan
             II (10)(13)

   10.11     Greater Bay Bancorp Termination and Layoff Pay Plan I (10)(12)

   10.12.1   Greater Bay Bancorp Termination and Layoff Pay Plan II (10)(12)

   10.12.2   Amendment No. 1 to Greater Bay Bancorp Termination and Layoff Pay
             Plan II (10)(13)

   10.13 Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (10)

   10.14     Greater Bay Bancorp 1996 Stock Option Plan, as amended (10)

   10.15     Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers (2)

   10.16.1   Agreement, dated November 4, 1999, between Greater Bay Bancorp and
              Wells Fargo Bank, National Association (13)

   10.16.2   Letter Amendment and Revolving Line of Credit Note, effective
              October 19, 2000, between Greater Bay Bancorp and Wells Fargo
              Bank, National Association

   10.17     Line of Credit Agreement and Note, dated as of November 1, 2000, by and between Greater Bay Bancorp and Union Bank of California,
              N.A.

   12.1      Statement re Computation of Ratios of Earnings to Fixed Charges

   21        Subsidiaries of the Registrant

   23.1      Consent of PricewaterhouseCoopers LLP

--------
 (1) Incorporated by reference from Greater Bay Bancorp's Form 8-A12G filed with the SEC on November 25, 1998.

 (2) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K dated June 5, 1997.

 (3) Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-1 (File No. 333-22783) filed with the SEC on March 5, 1997.

 (4) Incorporated by reference from Greater Bay Bancorp's 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999.

 (5) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on August 28, 1998.

 (6) Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on December 28, 1999.

 (7) Incorporated herein by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on March 24, 2000.

 (8) Incorporated herein by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000.

 (9) Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000.

(10) Represents executive compensation plans and arrangements of Greater Bay Bancorp.

(11) Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on January 31, 2000.

(12) Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(13) Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 4, 1999.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

  The following table represents the selected consolidated financial information at and for the five years ended December 31, 2000:

                             2000       1999*       1998*       1997*       1996*
                          ----------  ----------  ----------  ----------  ----------
                             (Dollars in thousands, except per share amounts)
Statement of Operations
 Data
Interest income           $  368,363  $  255,377  $  205,189  $  165,783  $  129,559
Interest expense             136,400      90,817      73,918      56,847      43,044
                          ----------  ----------  ----------  ----------  ----------
    Net interest income      231,963     164,560     131,271     108,936      86,515
Provision for loan
 losses                       28,096      14,039       8,279       9,131       5,095
                          ----------  ----------  ----------  ----------  ----------
    Net interest income
     after provision for
     loan losses             203,867     150,521     122,992      99,805      81,420
Other income                  32,539      28,471      20,996      18,179      16,972
Nonrecurring--warrant
 income                       12,986      14,508         945       1,162          92
                          ----------  ----------  ----------  ----------  ----------
    Total other income        45,525      42,979      21,941      19,341      17,064
Operating expenses           122,612     105,114      89,029      77,727      67,948
Other expenses--
 nonrecurring                    --       12,160       1,341      (1,700)        --
                          ----------  ----------  ----------  ----------  ----------
    Total operating
     expenses                122,612     117,274      90,370      76,027      67,948
                          ----------  ----------  ----------  ----------  ----------
Income before income tax
 expense & merger and
 other related
 nonrecurring costs          126,780      76,226      54,563      43,119      30,536
Income tax expense            48,537      25,468      19,105      15,643      10,963
                          ----------  ----------  ----------  ----------  ----------
Income before merger and
 other related
 nonrecurring costs and
 extraordinary items          78,243      50,758      35,458      27,476      19,573
Merger and other related
 nonrecurring costs, net
 of tax                      (19,703)     (6,486)     (1,674)     (2,282)     (1,991)
                          ----------  ----------  ----------  ----------  ----------
    Net income before
     extraordinary items      58,540      44,272      33,784      25,194      17,582
Extraordinary items              --          (88)        --          --          --
                          ----------  ----------  ----------  ----------  ----------
Net income                $   58,540  $   44,184  $   33,784  $   25,194  $   17,582
                          ==========  ==========  ==========  ==========  ==========
Per Share Data(1)
Income per share (before
 merger, nonrecurring
 and extraordinary
 items)
  Basic                   $     1.71  $     1.21  $     0.95  $     0.73  $     0.57
  Diluted                       1.62        1.15        0.89        0.68        0.53
Net income per share
  Basic                   $     1.42  $     1.16  $     0.91  $     0.70  $     0.51
  Diluted                       1.35        1.10        0.85        0.66        0.48
Cash dividends per
 share(2)                 $     0.35  $     0.24  $     0.19  $     0.15  $     0.11
Book value per common
 share                          7.69        6.38        5.37        4.78        4.30
Shares outstanding at
 year end                 41,929,173  39,635,048  37,342,950  35,886,162  33,865,656
Average common shares
 outstanding              41,229,000  38,245,000  37,049,000  35,835,000  34,634,000
Average common and
 common equivalent
 shares outstanding       43,505,000  40,304,000  39,639,000  38,198,000  36,599,000

--------
 * Restated on a historical basis to reflect the mergers described in Notes 1 and 2 of Notes to Consolidated Financial Statements on a pooling-of-interest basis.

(1) Restated to reflect 2-for-1 stock splits effective on April 30, 1998 and October 4, 2000.

(2) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay.

                             2000       1999*       1998*       1997*       1996*
                          ----------  ----------  ----------  ----------  ----------
                             (Dollars in thousands, except per share amounts)
Performance Ratios
Return on average assets
 (before merger,
 nonrecurring and
 extraordinary items)           1.61%       1.39%       1.37%       1.33%       1.26%
Return on average common
 shareholders' equity
 (before merger
 nonrecurring and
 extraordinary items)          24.08%      21.08%      19.02%      16.24%      14.13%
Return on average assets        1.34%       1.33%       1.32%       1.29%       1.13%
Return on average common
 shareholders' equity          19.95%      20.16%      18.29%      15.75%      12.69%
Net interest margin             5.72%       5.39%       5.56%       5.96%       6.11%

Balance Sheet Data--At
 Period End
Assets                    $5,130,378  $3,736,729  $2,857,246  $2,235,907  $1,791,754
Loans, net                 3,517,408   2,416,423   1,740,158   1,358,514   1,089,477
Investment securities        962,277     750,516     667,531     464,703     345,107
Deposits                   4,165,061   3,262,888   2,463,484   1,935,405   1,570,087
Subordinated debt                --          --        3,000       3,000       3,000
Trust Preferred
 Securities                   99,500      49,000      49,000      20,000         --
Common shareholders'
 equity                      322,365     252,895     200,697     171,465     145,722

Asset Quality Ratios
Nonperforming assets**
 to total loans and
 other real estate owned        0.35%       0.28%       0.33%       0.54%       1.01%
Nonperforming assets**
 to total assets                0.25%       0.18%       0.20%       0.34%       0.63%
Allowance for loan
 losses to total loans          2.32%       1.94%       1.85%       1.91%       1.66%
Allowance for loan
 losses to non-
 performing assets            493.59%     690.23%     550.02%     341.80%     133.91%
Net charge-offs to
 average loans                  0.38%       0.09%       0.13%       0.20%       0.14%

Regulatory Capital
 Ratios
Leverage Ratio                  8.77%       8.24%       8.13%       8.82%       8.42%
Tier 1 Capital                  9.40%       9.75%      10.70%      11.31%      10.89%
Total Capital                  10.70%      11.07%      12.59%      12.67%      12.24%

--------
* Restated on a historical basis to reflect the mergers described in Notes 1 and 2 of Notes to Consolidated Financial Statements on a pooling-of-interest basis.

** Excludes accruing loans past due 90 days or more.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

  Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company" or "we", on a consolidated basis) is a bank holding company with 10 bank subsidiaries (the "Banks"): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank and Peninsula Bank of Commerce.

  GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of the Company.

  The Company also owns Matsco Lease Finance, Inc. II and Matsco Lease Finance, Inc. III, which are special purpose corporations formed for the exclusive purpose of securitizing leases and issuing lease-backed notes.

  The Company also operates through the following divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

  The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz and Sonoma County, with 37 full service banking offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara, Santa Cruz, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

  At December 31, 2000, the Company had total assets of $5.1 billion, total loans, net, of $3.5 billion and total deposits of $4.2 billion.

  The Company has participated in nine mergers during the three-year period ended December 31, 2000, as described in Note 2 of Notes to Consolidated Financial Statements. With the exception of the merger with The Matsco Companies, Inc., all of these mergers were accounted for as a pooling-of-interests and, accordingly, all of the financial information of the Company for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The merger with The Matsco Companies, Inc. was accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

  All outstanding and weighted average share amounts presented in this report have been restated to reflect the 2-for-1 stock splits effective on April 30, 1998 and October 4, 2000.

  The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the information under "Selected Financial Information" and the Company's consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2000 under "Item 1. Business--Factors That May Affect Future Results of Operations."

Results of Operations

  The following table summarizes income, income per share and key financial ratios for the periods indicated using three different measurements:

                                         Core earnings (income before
                                     nonrecurring warrant income, merger
                                    and other related nonrecurring costs,
                                       other nonrecurring expenses and
                                             extraordinary items)
                                    --------------------------------------
                                     Year ended   Year ended   Year ended
                                    December 31, December 31, December 31,
                                        2000         1999         1998
                                    ------------ ------------ ------------
                                        (Dollars in thousands, except
                                              per share amounts)
   Income                             $70,667      $46,195      $35,141
   Income per share:
     Basic                            $  1.71      $  1.21      $  0.95
     Diluted                          $  1.62      $  1.15      $  0.89
   Return on average assets              1.61%        1.39%        1.37%
   Return on average shareholders'
    equity                              24.08%       21.08%       19.02%

                                    Income (including nonrecurring warrant
                                       income) before merger and other
                                        related nonrecurring costs and
                                             extraordinary items
                                    --------------------------------------
                                     Year ended   Year ended   Year ended
                                    December 31, December 31, December 31,
                                        2000         1999         1998
                                    ------------ ------------ ------------
                                        (Dollars in thousands, except
                                              per share amounts)
   Income                             $78,243      $50,758      $35,458
   Income per share:
     Basic                            $  1.90      $  1.33      $  0.96
     Diluted                          $  1.80      $  1.26      $  0.89
   Return on average assets              1.79%        1.53%        1.38%
   Return on average shareholders'
    equity                              26.66%       23.16%       19.19%

                                     Net income (including non-recurring
                                       warrant income, merger and other
                                    nonrecurring costs, other nonrecurring
                                      expenses and extraordinary items)
                                    --------------------------------------
                                     Year ended   Year ended   Year ended
                                    December 31, December 31, December 31,
                                        2000         1999         1998
                                    ------------ ------------ ------------
                                        (Dollars in thousands, except
                                              per share amounts)
   Income                             $58,540      $44,184      $33,784
   Income per share:
     Basic                            $  1.42      $  1.16      $  0.91
     Diluted                          $  1.35      $  1.10      $  0.85
   Return on average assets              1.34%        1.33%        1.32%
   Return on average shareholders'
    equity                              19.95%       20.16%       18.29%

  Net income for 2000 increased 32.5% to $58.5 million, or $1.35 per diluted share, compared to net income of $44.2 million, or $1.10 per diluted share, for 1999. 2000 results included nonrecurring warrant income of $13.0 million ($7.6 million, net of taxes) compared to $14.5 million during 1999. In addition, 2000 results included merger and other related nonrecurring costs of $30.1 million ($19.7 million, net of taxes) compared to $10.3 million ($6.5 million, net of taxes) in 1999.

  Income, including nonrecurring warrant income and before merger and other related nonrecurring costs and extraordinary items, increased 54.1% to $78.2 million, or $1.80 per diluted share, in 2000, compared to $50.8 million, or $1.26 per diluted share, in 1999.

  The Company's core earnings (income before nonrecurring warrant income, merger and other related nonrecurring costs, other nonrecurring expenses and extraordinary items) for 2000 increased 53.0% to $70.7 million, or $1.62 per diluted share, compared to $46.2 million, or $1.15 per diluted share for 1999. Based on its core earnings for 2000, the Company's return on average shareholders' equity was 24.08% and its return on average assets was 1.61%. During 1999, the Company's core earnings resulted in a return on average shareholders' equity of 21.08% and a return on average assets of 1.39%.

  The 53.0% increase in core earnings during 2000 as compared to 1999 was the result of significant growth in loans and investments. For 2000, net interest income increased 41.0% as compared to 1999. This increase was primarily due to a 32.7% increase in average interest-earning assets for 2000 as compared to 1999. The increases in loans, trust assets and deposits also contributed to the 33.0% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for 2000 by a 16.6% increase in recurring operating expenses, as compared to 1999.

  Net income for 1999 increased 30.8% to $44.2 million, or $1.10 per diluted share, compared to net income of $33.8 million, or $0.85 per diluted share, for 1998. 1999 results included nonrecurring warrant income of $14.5 million ($8.4 million, net of taxes) compared to $945,000 during 1998. In addition, 1999 results included merger and other related nonrecurring costs of $10.3 million ($6.5 million, net of taxes) compared to $2.7 million ($1.7 million, net of taxes) in 1998.

  Income, including nonrecurring warrant income and before merger and other related nonrecurring costs and extraordinary items, increased 43.1% to $50.8 million, or $1.26 per diluted share, in 1999, compared to $35.5 million, or $0.89 per diluted share, in 1998.

  The Company's core earnings for 1999 increased 31.5% to $46.2 million, or $1.15 per diluted share, compared to $35.1 million, or $0.89 per diluted share for 1998. Based on its core earnings for 1999, the Company's return on average shareholders' equity was 21.08% and its return on average assets was 1.39%. During 1998, the Company's core earnings resulted in a return on average shareholders' equity of 19.02% and a return on average assets of 1.37%.

  The 31.5% increase in core earnings during 1999 as compared to 1998 was the result of significant growth in loans and investments. For 1999, net interest income increased 25.3% as compared to 1998. This increase was primarily due to a 29.3% increase in average interest-earning assets for 1999 as compared to 1998. The increases in loans, trust assets and deposits also contributed to the 25.3% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support the Company's growth. As a result, increases in revenue were partially offset for 1999 by a 18.0% increase in recurring operating expenses, as compared to 1998.

 Net Interest Income

  Net interest income increased 41.0% to $232.0 million in 2000 from $164.6 million in 1999. This increase was primarily due to the $1.0 billion, or 32.7%, increase in average interest-earning assets and a 33 basis point increase in the Company's net yield on interest-earning assets. Net interest income increased 25.3% in 1999 from $131.3 million in 1998. This increase was primarily due to the $692.9 million, or 29.3%, increase in average interest-earning assets, which was partially offset by the 17 basis point decrease in the Company's net yield on interest-earning assets.

  The following table presents, for the years indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                        Years ended December 31,
                           ------------------------------------------------------------------------------------
                                      2000                         1999                        1998
                           ---------------------------- --------------------------- ---------------------------
                                                Average                     Average                     Average
                             Average            yield/   Average            yield/   Average            yield/
                           balance(1)  Interest  rate   balance(1) Interest  rate   balance(1) Interest  rate
                           ----------  -------- ------- ---------- -------- ------- ---------- -------- -------
                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold             $  196,073  $ 11,954   6.10% $  203,554 $ 10,518   5.17% $  156,649 $  8,367   5.34%
Other short term
 securities                    24,817     1,663   6.70%     70,847    3,830   5.41%     97,229    5,480   5.64%
Investment securities:
 Taxable                      765,324    55,235   7.22%    559,077   37,000   6.62%    494,019   30,709   6.22%
 Tax-exempt(2)                167,884     8,754   5.21%    129,971    6,549   5.04%     98,728    5,090   5.16%
Loans(3)                    2,901,647   290,757  10.02%  2,092,024  197,480   9.44%  1,515,965  155,543  10.26%
                           ----------  --------         ---------- --------         ---------- --------
   Total interest-earning
    assets                  4,055,745   368,363   9.08%  3,055,473  255,377   8.36%  2,362,590  205,189   8.68%
Noninterest-earning
 assets                       320,950                      258,584                     203,022
                           ----------  --------         ---------- --------         ---------- --------
   Total assets            $4,376,695   368,363         $3,314,057  255,377         $2,565,612  205,189
                           ==========  --------         ========== --------         ========== --------
INTEREST-BEARING
 LIABILITIES:
Deposits:
 MMDA, NOW and Savings     $2,112,564    82,918   3.92% $1,650,227   55,292   3.35% $1,223,414   41,980   3.43%
 Time deposits, over
  $100,000                    649,667    35,611   5.48%    461,085   21,677   4.70%    326,242   16,436   5.04%
 Other time deposits          158,896     8,288   5.22%    166,446    7,873   4.73%    168,606    8,342   4.95%
                           ----------  --------         ---------- --------         ---------- --------
   Total interest-bearing
    deposits                2,921,127   126,817   4.34%  2,277,758   84,842   3.72%  1,718,262   66,758   3.89%
Other borrowings              159,696     9,583   6.00%    109,872    5,907   5.38%    114,063    6,815   5.97%
Subordinated debt                 --        --    0.00%        607       68  11.20%      3,000      345  11.50%
                           ----------  --------         ---------- --------         ---------- --------
   Total interest-bearing
    liabilities             3,080,823   136,400   4.43%  2,388,237   90,817   3.80%  1,835,325   73,918   4.03%
Noninterest-bearing
 deposits                     848,897                      620,555                     489,520
Other noninterest-bearing
 liabilities                   71,618                       37,090                      24,729
Trust Preferred
 Securities                    81,913                       49,000                      31,293
                           ----------                   ----------                  ----------
Shareholders' equity          293,444                      219,175                     184,745
                           ----------  --------         ----------                  ---------- --------
   Total shareholders'
    equity and
    liabilities            $4,376,695   136,400         $3,314,057   90,817         $2,565,612   73,918
                           ==========  --------         ========== --------         ========== --------
Net interest income                    $231,963                    $164,560                    $131,271
                                       ========                    ========                    ========
Interest rate spread                              4.66%                       4.56%                       4.66%
Contribution of interest
 free funds                                       1.06%                       0.83%                       0.90%
                                                 -----                       -----                       -----
Net yield on interest-
 earnings assets(4)                               5.72%                       5.39%                       5.56%

-------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2) Tax equivalent yields earned on the tax exempt securities are 7.55%, 7.42% and 7.58% for the years ended December 31, 2000, 1999 and 1998, respectively, using the federal statutory rate of 34%.

(3) Loan fees totaling $8.1 million, $7.5 million and $6.8 million are included in loan interest income for 2000, 1999 and 1998, respectively.

(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

  The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.

                           Year ended December 31,       Year ended December 31,
                              2000 compared with            1999 compared with
                              December 31, 1999             December 31, 1998
                          favorable / (unfavorable)     favorable / (unfavorable)
                          ----------------------------  ----------------------------
                           Volume     Rate      Net      Volume     Rate      Net
                          --------  --------  --------  --------  --------  --------
                                         (Dollars in thousands)
INTEREST EARNED ON
 INTEREST-EARNING ASSETS
Federal funds sold        $   (398) $  1,834  $  1,436  $  2,432  $   (281) $  2,151
Other short term
 investments                (2,924)      757    (2,167)   (1,434)     (216)   (1,650)
Investment securities:
  Taxable                   14,642     3,593    18,235     4,219     2,072     6,291
  Tax-exempt                 1,970       235     2,205     1,577      (118)    1,459
Loans                       80,483    12,794    93,277    55,200   (13,263)   41,937
                          --------  --------  --------  --------  --------  --------
    Total interest income   93,772    19,214   112,986    61,995   (11,807)   50,188
                          --------  --------  --------  --------  --------  --------
INTEREST EXPENSE ON
 INTEREST-BEARING
 LIABILITIES
Deposits:
  MMDA, NOW and savings    (17,138)  (10,488)  (27,626)  (14,322)    1,010   (13,312)
  Time deposits over
   $100,000                 (9,912)   (4,022)  (13,934)   (6,403)    1,162    (5,241)
  Other time deposits          368      (783)     (415)      106       363       469
                          --------  --------  --------  --------  --------  --------
    Total interest-
     bearing deposits      (26,683)  (15,292)  (41,975)  (20,619)    2,535   (18,084)
Other borrowings            (2,926)     (750)   (3,676)      244       664       908
Subordinated debt               34        34        68       268         9       277
                          --------  --------  --------  --------  --------  --------
    Total interest
     expense               (29,575)  (16,008)  (45,583)  (20,107)    3,208   (16,899)
                          --------  --------  --------  --------  --------  --------
    Net increase
     (decrease) in net
     interest income      $ 64,198  $  3,205  $ 67,403  $ 41,888  $ (8,599) $ 33,289
                          ========  ========  ========  ========  ========  ========

  Interest income in 2000 increased 44.2% to $368.4 million from $255.4 million in 1999. This was primarily due to the significant increase in loans, the Company's highest yielding interest-earning asset, and investment securities. Loan volume increases were the result of the continuing economic improvement in the Company's market areas, as well as the addition of experienced relationship managers and significant business development efforts by the Company's relationship managers. The increase was enhanced by an increase in the yield earned on average interest-earning assets. Average interest-earning assets increased $1.0 billion, or 32.7%, to $4.1 billion in 2000, compared to $3.1 billion in 1999. Average loans increased $809.6 million, or 38.7%, to $2.9 billion in 2000 from $2.1 billion in 1999. Average investment securities, Federal funds sold and other short-term securities, increased 19.8% to $1.2 billion in 2000 from $963.4 million in 1999.

  The average yield on interest-earning assets increased 72 basis points to 9.08% in 2000 from 8.36% in 1999 primarily due to an increase in the average yield on loans. Loans represented approximately 71.5% of total interest-earning assets in 2000 compared to 68.5% in 1999. The average yield on loans increased 58 basis points to 10.02% in 2000 from 9.44% in 1999.

  Interest expense in 2000 increased 50.2% to $136.4 million from $90.8 million in 1999. This increase was due to greater volumes of interest-bearing liabilities and higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 29.0% to $3.1 billion in 2000 from $2.4 billion in 1999. The increase in volume was due primarily to the efforts of the Banks' relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group. Interest rates increased primarily as a result of increases in market interest rates and as a result of competitive pressures.

  During 2000, average noninterest-bearing deposits increased to $848.9 million from $620.6 million in 1999.

  As a result of the foregoing, the Company's interest rate spread increased to 4.66% in 2000 from 4.56% in 1999, and the net yield on interest-earning assets increased in 2000 to 5.72% from 5.39% in 1999.

  Interest income increased 24.4% to $255.4 million in 1999 from $205.2 million in 1998, as a result of the increase in average interest-earning assets offset by a decline in the yields earned. Average interest-earning assets increased 29.3% to $3.1 billion in 1999 from $2.4 billion in 1998 principally as a result of increase in loans. The yield on the higher volume of average interest-earning assets declined 32 basis points to 8.36% in 1999 from 8.68% in 1998, primarily as a result of increased competition for loans.

  Interest expense in 1999 increased 22.9% to $90.8 million from $73.9 million in 1998 primarily as a result of the increase in the volume of interest-bearing liabilities offset in part by a decline in the rates paid on interest-bearing liabilities. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 30.1% to $2.4 billion in 1999 from $1.8 billion in 1998.

  As a result of the foregoing, the Company's interest rate spread declined to 4.56% in 1999 from 4.66% in 1998 and the net yield on interest-earning assets declined to 5.39% in 1999 from 5.56% in 1998.

  Based on modeling performed as part of out interest rate risk analysis, we believe that the 50 basis point decrease in the target Fed Funds rate by the Federal Reserve announced January 3, 2001 and the additional 50 basis point decrease announced January 31, 2001 will likely result in a 6 to 12 basis point drop in the Company's interest rate spread. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources, particularly MMDA and NOW accounts, may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

  The Company incurred certain client service expenses with respect to its noninterest-bearing liabilities. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If these expenses had been included in interest expense, the Company's net yield on interest-earning assets would have been as follows for each of the years presented.

                                                Years ended December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
                                                 (Dollars in thousands)
   Average noninterest bearing demand
    deposits                                   $848,897   $620,555   $489,520
   Client service expenses                        2,081      3,226      2,520
   Client service expenses, as a percentage
    of average noninterest bearing demand
    deposits                                       0.25 %     0.52 %     0.51 %

   Impact on net yield of interest-earning
    assets:
     Net yield on interest-earning assets          5.72 %     5.39 %     5.56 %
     Impact of client service expense             (0.05)%    (0.11)%    (0.11)%
                                               --------   --------   --------
       Adjusted net yield on interest-earning
        assets                                     5.67 %     5.28 %     5.45 %
                                               ========   ========   ========

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

  Refer to the section "Financial Condition--Allowance for Loan Losses" for a description of the systematic methodology employed by the Company in determining an adequate allowance for loan losses.

  The provision for loan losses in 2000 was $28.1 million, compared to $14.0 million in 1999 and $8.3 million in 1998. In addition, in connection with the mergers described in Note 2 of Notes to Consolidated Financial Statements, the Company made an additional provision for loan losses of $8.1 million, $2.7 million and $183,000 in 2000, 1999 and 1998, respectively, to conform to the Company's allowance methodology.

  For further information on nonperforming and classified loans and the allowance for loan losses, see "Financial Condition--Nonperforming and Classified Assets."

 Other Income

  Total other income increased to $45.5 million in 2000, compared to $43.0 million in 1999 and $21.9 million in 1998. The following table sets forth information by category of other income for the years indicated.

                                         Years ended December
                                                  31,
                                        -----------------------
                                         2000    1999    1998
                                        ------- ------- -------
                                        (Dollars in thousands)
   Service charges and other fees       $ 8,594 $ 7,931 $ 6,906
   Loan and international banking fees    8,162   4,275   2,752
   Trust fees                             3,450   2,990   2,473
   ATM network revenue                    2,891   2,682   2,440
   Gain on sale of SBA loans              2,190   2,058   3,490
   Gain on investments, net                  81      87     473
   Other income                           7,171   8,448   2,462
                                        ------- ------- -------
     Total, recurring                    32,539  28,471  20,996
   Warrant income                        12,986  14,508     945
                                        ------- ------- -------
     Total                              $45,525 $42,979 $21,941
                                        ======= ======= =======

  The increase in other income in 2000 as compared to 1999 was a result of $3.9 million increase in loan and international banking fees, a $663,000 increase in service charges and other fees, and a $460,000 increase in trust fees. These increases were a result of significant growth in total loans, total deposits and trust assets. Other income in 2000 and 1999 includes $2.1 million and $4.0 million, respectively, in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security. As discussed further below, the warrant income resulted from the sale of stock acquired from clients in connection with financing activities.

  The increase in other income in 1999 as compared to 1998 was a result of $1.5 million increase in loan and international banking fees, a $1.0 million increase in service charges and other fees, and a $517,000 increase in trust fees. These increases were a result of significant growth in total loans, total deposits and trust assets.

  Other income in 2000, 1999 and 1998 included warrant income of $13.0 million, $14.5 million and $945,000 net of related employee incentives of $4.5 million, $7.3 million and $396,000, respectively. At December 31, 2000, the Company held approximately 145 warrant positions. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

 Operating Expenses

  The following table sets forth the major components of operating expenses for the years indicated.

                                                   Years ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                    (Dollars in thousands)
Compensation and benefits                          $ 64,324  $ 56,488  $47,617
Occupancy and equipment                              21,688    17,545   13,386
Dividends paid on TPS                                 7,842     4,201    2,824
Client service expenses                               2,081     3,226    2,520
Legal and other professional fees                     4,704     3,371    3,416
FDIC insurance and regulatory assessments             1,236       622      553
Expenses on other real estate owned                      56        13      157
Other                                                20,681    19,648   18,556
                                                   --------  --------  -------
  Total operating expenses excluding nonrecurring
   costs                                            122,612   105,114   89,029
Contribution to the Greater Bay Bancorp
 Foundation and related expenses                        --     12,160    1,341
Mergers and other related nonrecurring costs         30,102    10,331    2,661
                                                   --------  --------  -------
  Total operating expenses                         $152,714  $127,605  $93,031
                                                   ========  ========  =======
Efficiency ratio                                      55.03%    61.48%   60.72%
Efficiency ratio (before merger, nonrecurring and
 extraordinary items)                                 46.36%    54.45%   58.47%
Total operating expenses to average assets             3.49%     3.85%    3.63%
Total operating expenses to average assets
 (before merger, nonrecurring and extraordinary
 items)                                                2.80%     3.17%    3.47%

  Operating expenses totaled $152.7 million for 2000, compared to $127.6 million for 1999 and $93.0 million for 1998. The ratio of operating expenses to average assets was 3.49% in 2000, 3.85% in 1999, and 3.63% in 1998. Total operating expenses include merger and other related nonrecurring costs and contributions to the Foundation and related expenses.

  The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio before merger, nonrecurring and extraordinary items for 2000 was 46.36%, compared to 54.45% in 1999 and 58.47% in 1998.

  During 1998, Greater Bay established the Greater Bay Bancorp Foundation ("the Foundation"). The Foundation was formed to provide a vehicle through which the Company, its officers and directors can provide support to the communities in which the Company does business. The Foundation focuses its support on initiatives related to education, health and economic growth. To support the Foundation, the Company contributed appreciated securities which had an unrealized gain of $7.8 million in 1999 and $1.3 million in 1998. In 1999, the Company incurred $4.4 million in compensation and other expenses in connection with these appreciated securities. The Company recorded expenses of $12.2 million in 1999 and $1.3 million in 1998 in connection with its Foundation donations which is included in operating expenses.

  As indicated by the improvements in the efficiency ratio, the Company has been able to achieve increasing economies of scale. In 2000, average assets increased 32.1% from 1999, while operating expenses, excluding merger, and other nonrecurring items, increased only 16.6%. From 1998 to 1999, average assets increased 29.2%, while operating expenses, excluding merger and nonrecurring costs increased only 18.1%.

  Compensation and benefits expenses increased in 2000 to $64.3 million, compared to $56.5 million in 1999 and $47.6 million in 1998. The increase in compensation and benefits is due primarily to the additions in personnel made in 2000 and 1999 to accommodate the growth of the Company.

  The increase in occupancy and equipment, legal and other professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance and regulatory assessments and other operating expenses was related to the growth in the Company's loans, deposits and trust assets. The increase in the dividends paid on Trust Preferred Securities was a result of the $50.5 million in Trust Preferred Securities issued in 2000.

 Income Taxes

  The Company's effective income tax rate for 2000 was 39.4%, compared to 32.8% in 1999 and 34.9% in 1998. The effective rates were lower than the statutory rate of 42% due to the donation of appreciated securities to the Foundation, state enterprise zone tax credits and tax-exempt income on municipal securities. The reductions were partially offset by the impact of nondeductible merger and other related nonrecurring costs. In 1998, the Company was able to further reduce its effective tax rate through the recognition of certain net operating losses acquired in its merger with Pacific Rim Bancorporation.

Financial Condition

  Total assets increased 37.3% to $5.1 billion at December 31, 2000, compared to $3.7 billion at December 31, 1999. Total assets increased 30.8% in 1999 from $2.9 billion at December 31, 1998. The increases in 2000 and 1999 were primarily due to increases in the Company's loan portfolio funded by growth in deposits.

 Loans

  Total gross loans increased 45.9% to $3.6 billion at December 31, 2000, compared to $2.5 billion at December 31, 1999. Total gross loans increased 38.8% in 1999 from $1.8 billion at year-end 1998. The increases in loan volumes in 2000 and 1999 were primarily due to a strong economy in the Company's market areas coupled with the business development efforts by the Company's relationship managers.

  The Company's loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact the Company's borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also decreasing the Company's net interest margin.

  The following table presents the composition of the Company's loan portfolio at the dates indicated.

                                                         As of December 31,
                        -------------------------------------------------------------------------------------------------
                              2000                1999                1998                1997                1996
                        -----------------   -----------------   -----------------   -----------------   -----------------
                          Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                        ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
                                                       (Dollars in thousands)
Commercial              $1,562,712   44.4 % $  926,075   38.3 % $  657,300   37.8 % $  547,083   40.3 % $  462,894   42.5 %
Term Real Estate--
 Commercial                967,428   27.5      764,034   31.6      562,388   32.3      412,412   30.4      313,203   28.7
                        ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
  Total Commercial       2,530,140   71.9    1,690,109   69.9    1,219,688   70.1      959,495   70.7      776,097   71.2
Real estate
 construction and land     691,912   19.7      479,163   19.8      301,641   17.3      206,448   15.2      152,607   14.0
Real estate other          176,568    5.0      140,852    5.8      114,553    6.6       83,404    6.1       68,434    6.3
Consumer and other         216,459    6.2      167,257    6.9      149,287    8.6      146,930   10.8      121,478   11.2
                        ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
  Total loans, gross     3,615,079  102.8    2,477,381  102.4    1,785,169  102.6    1,396,277  102.8    1,118,616  102.7
Deferred fees and
 discounts, net            (13,657)  (0.4)     (12,911)  (0.5)     (11,916)  (0.7)     (11,157)  (0.8)     (10,567)  (1.0)
                        ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
  Total loans, net of
   deferred fees         3,601,422  102.4    2,464,470  101.9    1,773,253  101.9    1,385,120  102.0    1,108,049  101.7
Allowance for loan
 losses                    (84,014)  (2.4)     (48,047)  (1.9)     (33,095)  (1.9)     (26,606)  (2.0)     (18,572)  (1.7)
                        ----------  -----   ----------  -----   ----------  -----   ----------  -----   ----------  -----
  Total loans, net      $3,517,408  100.0 % $2,416,423  100.0 % $1,740,158  100.0 % $1,358,514  100.0 % $1,089,477  100.0 %
                        ==========  =====   ==========  =====   ==========  =====   ==========  =====   ==========  =====

  The following table presents the maturity distribution of the Company's commercial, real estate construction and land, term real estate--commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2000.

                                    Term real  Real estate    Real
                                     estate--  construction  estate
                         Commercial commercial   and land    other
                         ---------- ---------- ------------ --------
                                   (Dollars in thousands)
   Loans maturing in:
     One year or less:
       Fixed rate        $  271,756  $ 23,859    $ 48,155   $  1,547
       Variable rate        525,118    57,944     584,196     26,686
     One to five years:
       Fixed rate           133,063   117,496       1,929      6,257
       Variable rate        259,718   113,348      38,170     28,163
     After five years:
       Fixed rate           237,592   356,687       3,639     11,767
       Variable rate        135,465   298,094      15,823    102,148
                         ----------  --------    --------   --------
         Total           $1,562,712  $967,428    $691,912   $176,568
                         ==========  ========    ========   ========

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

  The following table sets forth information regarding nonperforming assets at the dates indicated.

                                               As of December 31,
                                      ----------------------------------------
                                       2000     1999    1998    1997    1996
                                      -------  ------  ------  ------  -------
                                             (Dollars in thousands)
   Nonperforming loans:
     Nonaccrual loans                 $12,593  $5,744  $4,011  $4,437  $ 7,186
     Restructured loans                   --      807     796   1,533    1,828
                                      -------  ------  ------  ------  -------
       Total nonperforming loans       12,593   6,551   4,807   5,970    9,014
   OREO                                   --      271     966   1,541    2,224
                                      -------  ------  ------  ------  -------
       Total nonperforming assets     $12,593  $6,822  $5,773  $7,511  $11,238
                                      =======  ======  ======  ======  =======
   Accruing loans past due 90 days
    or more                           $ 4,428  $  139  $  244  $  273  $ 2,651
                                      =======  ======  ======  ======  =======
   Nonperforming assets to total
    loans and OREO                       0.35%   0.28%   0.33%   0.54%    1.01%
   Nonperforming assets to total
    assets                               0.25%   0.18%   0.20%   0.34%    0.63%
   Nonperforming assets and accruing
    loans past due 90 days or more
    to total loans and OREO              0.47%   0.28%   0.34%   0.56%    1.25%
   Nonperforming assets and accruing
    loans past due 90 days or more
    to total assets                      0.33%   0.19%   0.21%   0.35%    0.78%

  At December 31, 2000 and 1999, the Company had $12.6 million and $5.7 million in nonaccrual loans, respectively. At December 31, 2000, accruing loans past due 90 days or more included three loans totaling $3.7 million which were brought current or paid in full in the first two weeks of 2001. All three of these loans had matured in 2000 and were awaiting either payoff or renewal. Excluding these three loans, the Company's ratio of nonperforming assets and accruing loans past due 90 days or more to total loans and OREO was 0.37%.

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

  Of the $46 million in classified loans at December 31, 2000, approximately $13 million in loans are secured by real estate, $29 million in loans are secured by accounts receivable, inventory and equipment and $4 million in other loans are secured by personal guarantees and related assets. The classified loans include a variety of borrower types and are not concentrated in any particular industry or niche business. Based on recent appraisals, the average loan to value ratio of the real estate secured loans is 60% and management does not believe that any material losses will be recognized in these classified loans. With respect to the secured commercial loans and the other secured loans, management believes that the related commercial business assets, personal assets securing these loans and the personal guarantees, combined with the allowance for loan losses are adequate to absorb any possible loan losses.

  The following table sets forth the classified loans and other real estate owned at the dates indicated.

                                           As of December 31,
                                       ----------------------------
                                         2000      1999      1998
                                       --------  --------  --------
                                         (Dollars in thousands)
   Substandard                         $ 44,194  $ 30,725  $ 18,834
   Doubtful                               1,759     1,850     1,376
   Loss                                     --          2       --
   OREO                                     --        271       966
                                       --------  --------  --------
     Classified loans and OREO         $ 45,953  $ 32,848  $ 21,176
                                       ========  ========  ========
   Classified to total loans and OREO      1.28%     1.33%     1.19%
   Allowance for loan losses to total
    classified loans and OREO            182.83%   146.27%   156.29%

  With the exception of these classified loans, management was not aware of any loans outstanding as of December 31, 2000 where the known credit problems of the borrower would cause management to have doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in the Company's market areas may worsen or the full impact that such an environment may have on the Company's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

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

  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management. In general, management feels that the allowance for loan losses is adequate as of December 31, 2000. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

  The following table sets forth information concerning the Company's allowance for loan losses at the dates and for the years indicated.

                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                                          (Dollars in thousands)
Period end loans
 outstanding              $3,615,079  $2,477,381  $1,785,169  $1,396,277  $1,118,616
Average loans
 outstanding               2,909,204   2,097,090   1,519,643   1,237,733     886,275
Allowance for loan
 losses:
  Balance at beginning
   of period                  48,047      33,095      26,606      18,599      13,905
Allowance of entities
 acquired through
 mergers accounted for
 under purchase
 accounting method            10,927         --          --          --          --
Charge-offs:
  Commercial                 (11,729)     (2,880)     (2,155)     (2,136)     (1,483)
  Term real estate--
   commercial                    --          (12)        (51)        (59)        (85)
                          ----------  ----------  ----------  ----------  ----------
    Total commercial         (11,729)     (2,892)     (2,206)     (2,195)     (1,568)
  Real estate
   construction and land         --          --           (7)       (243)       (127)
  Real estate other              --          --          --          --          --
  Consumer and other            (354)       (501)       (397)       (428)       (540)
                          ----------  ----------  ----------  ----------  ----------
    Total charge-offs        (12,083)     (3,393)     (2,610)     (2,866)     (2,235)
                          ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial                     798       1,182         540         278         523
  Term real estate--
   commercial                    --            1          11           6          27
                          ----------  ----------  ----------  ----------  ----------
    Total commercial             798       1,183         551         284         550
  Real estate
   construction and land         --            7         --            6         328
  Real estate other              --            7         --          --          --
  Consumer and other             151         364          86         101         156
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries             949       1,561         637         391       1,034
                          ----------  ----------  ----------  ----------  ----------
  Net charge-offs            (11,134)     (1,832)     (1,973)     (2,475)     (1,201)
Provision charged to
 income(1)                    36,174      16,784       8,462      10,482       5,895
                          ----------  ----------  ----------  ----------  ----------
Balance at end of period  $   84,014  $   48,047  $   33,095  $   26,606  $   18,599
                          ==========  ==========  ==========  ==========  ==========
Net charge-offs to
 average loans
 outstanding during the
 period                         0.38%       0.09%       0.13%       0.20%       0.14%
Allowance as a
 percentage of average
 loans outstanding              2.89%       2.29%       2.18%       2.15%       2.10%
Allowance as a
 percentage of period
 end loans outstanding          2.32%       1.94%       1.85%       1.91%       1.66%
Allowance as a
 percentage of
 non-performing loans         493.59%     718.19%     655.22%     426.17%     159.44%

--------
(1)  Includes $8.1 million, $2.7 million, $183,000, $1.4 million and $800,000 in 2000, 1999, 1998, 1997 and 1996, respectively, to conform to the Company's allowance methodologies which are included in mergers and other related nonrecurring costs.

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

                                                           As of December 31,
                          ------------------------------------------------------------------------------------
                                2000             1999             1998             1997             1996
                          ---------------- ---------------- ---------------- ---------------- ----------------
                                    % of             % of             % of             % of             % of
                                  Category         Category         Category         Category         Category
                                  to Gross         to Gross         to Gross         to Gross         to Gross
                          Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                          ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                         (Dollars in thousands)
Commercial                $32,812   43.23% $16,419   37.38% $12,341   36.82% $ 9,422   39.18% $ 7,927   41.38%
Term real estate--
 commercial                14,511   26.76%   7,850   30.84%   3,763   31.50%   2,939   29.54%   2,178   28.00%
                          -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
 Total commercial          47,323   69.99%  24,269   68.22%  16,104   68.32%  12,361   68.72%  10,105   69.38%
Real estate construction
 and land                  10,379   19.14%   4,620   19.34%   3,477   16.90%   2,239   14.79%   2,346   13.64%
Real estate term            1,766    4.88%   2,166    5.69%   1,574    6.42%   1,284    5.97%     706    6.12%
Consumer and other          5,412    5.99%   3,969    6.75%   2,817    8.36%   2,006   10.52%   2,067   10.86%
                          -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
Total allocated            64,880           35,024           23,972           17,890           15,224
Unallocated                19,134           13,023            9,123            8,716            3,375
                          -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
 Total                    $84,014  100.00% $48,047  100.00% $33,095  100.00% $26,606  100.00% $18,599  100.00%
                          =======  ======  =======  ======  =======  ======  =======  ======  =======  ======

  At December 31, 2000, the allowance for loan losses was $84.0 million, consisting of a $64.9 million allocated allowance and a $19.1 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

  . the strength and duration of the current business cycle and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

  . seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

  .  the results of bank regulatory examinations.

 Investment Securities

  The Company's investment portfolio is managed to meet the Company's liquidity needs through proceeds from scheduled maturities and is utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank ("FHLB") advances. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. The Company does not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders' equity.

  For the amortized cost and estimated fair value of the investment securities, the maturity of investment securities by security type and additional information concerning the investments portfolio, see Note 3 of Notes to Consolidated Financial Statements.

 Deposits

  The Company emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits reached $4.2 billion at December 31, 2000, an increase of 27.6% compared to deposits of $3.3 billion at December 31, 1999. In 1999, deposits increased 32.5% from $2.5 billion at December 31, 1998. The increase in deposits was primarily due to the continued marketing efforts directed at commercial business clients in the Company's market areas.

  The Company's noninterest-bearing demand deposit accounts increased 38.0% to $1.0 billion at December 31, 2000, compared to $727.6 million a year earlier.

  Money market deposit accounts ("MMDA"), negotiable order of withdrawal accounts ("NOW") and savings accounts reached $2.1 billion at year-end 2000, an increase of 13.3% from $1.8 billion at December 31, 1999. MMDA, NOW and savings accounts were 50.0% of total deposits at December 31, 2000, as compared to 56.4% at December 31, 1999.

  Time certificates of deposit totaled $1.1 billion, or 25.9% of total deposits, at December 31, 2000, compared to $696.4 million, or 21.3% of total deposits, at December 31, 1999.

  As of December 31, 2000 and 1999, the Company had $136.8 million and $19.3 million, respectively in brokered deposits outstanding.

 Other Borrowings

  At December 31, 2000 other borrowings consisted of securities sold under agreements to repurchase, FHLB advances, advances under credit lines, and other notes payable. Note 10 of Notes to Consolidated Financial Statements provides the amounts outstanding, the short and long term classification, other borrowings outstanding during the year and the general terms of these borrowings.

 Liquidity and Cash Flow

  The objective of the Company's liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of its clients who either wish to withdraw funds or require funds to meet their credit needs. The Company must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks can utilize brokered deposit lines, sell securities under agreements to repurchase, FHLB advances or purchase overnight Federal Funds.

  Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At December 31, 2000, the Banks had approximately $96.0 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of December 31, 2000, Greater Bay did not have any material commitments for capital expenditures.

  Net cash provided by operating activities, consisting primarily of net income, totaled $115.2 million for 2000, $58.7 million for 1999 and $38.8 million for 1998. Cash used for investing activities totaled $1.4 billion in 2000, $812.6 million in 1999 and $626.9 million in 1998. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

  For the year ended December 31, 2000, net cash provided by financing activities was $1.3 billion, compared to $821.8 million in 1999 and $579.5 million in 1998. Historically, the primary financing activity of the Company has been through deposits. In 2000, 1999 and 1998, deposit gathering activities generated cash of $902.2 million, $799.4 million and $528.1 million, respectively. This represents a total of 70.7%, 97.3% and 91.1% of the financing cash flows for 2000, 1999 and 1998, respectively. The 2000 increase in financing activities other than deposits are a result of proceeds from issuance of Trust Preferred Securities of $50.5 million and the proceeds from the sale of stock of $30.4 million, as compared to $26.8 million in 1999. In 1998 the Company entering into $70.0 million in long-term low cost repurchase agreements and issued Trust Preferred Securities of $30.0 million which were issued principally to provide capital to the Company (see "-- Capital Resources", below).

 Capital Resources

  Shareholders' equity at December 31, 2000 increased to $322.4 million from $252.9 million at December 31, 1999 and from $200.7 million at December 31, 1998. Greater Bay paid dividends of $0.35, $0.24 and $0.19 per share for the year December 31, 2000, 1999 and 1998, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

  On March 23, 2000, Greater Bay completed a private offering of 648,648 shares of restricted common stock to institutional investors. Proceeds from the offering were $12,000,000 less placement agent's fees of $514,000. On December 22, 1999, Greater Bay completed a private offering of 1,070,000 shares of restricted common stock to institutional investors. Proceeds from the offering were $19,795,000 less placement agent's fees of $834,000. Greater Bay intends to use the net proceeds from both offerings for general corporate purposes.

  In 2000, the Company completed two offerings of Trust Preferred Securities in an aggregate amount of $50.5 million to enhance its regulatory capital base, while also providing added liquidity. In 1998, the Company issued $30.0 million in additional Trust Preferred Securities. Under applicable regulatory guidelines, the Trust Preferred Securities qualifies as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2000, all outstanding Trust Preferred Securities qualified as Tier I capital. As the Company's shareholders' equity increases, the amount of Tier I capital that can be comprised of Trust Preferred Securities will increase.

  A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. The Company's major capital components are shareholders' equity and Trust Preferred Securities in core capital, and the allowance for loan losses in supplementary capital.

  At December 31, 2000, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of the Company at December 31, 2000 and the two highest levels recognized under these regulations are as follows:

                                       Tier 1         Total
                           Leverage  risk- based   risk- based
                            ratio   capital ratio capital ratio
                           -------- ------------- -------------
   Company                   8.77%      9.40%         10.70%
   Well-capitalized          5.00%      6.00%         10.00%
   Adequately capitalized    4.00%      4.00%          8.00%

  The Company's leverage ratio was 8.77% at December 31, 2000, compared to 8.24% at December 31, 1999. At December 31, 2000, the Company's risk-based capital ratios were 9.40% for Tier 1 risk-based capital and 10.70% for total risk-based capital, compared to 9.75% and 11.07%, respectively, as of December 31, 1999.

  In addition, at December 31, 2000, each of the Banks, had levels of capital that exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios of the Company and each of the Banks, see Note 18 of Notes to Consolidated Financial Statements.

 Quantitative and Qualitative Disclosures about Market Risk

  The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on an extensive loan review process and its allowance for loan losses. See "--Allowance for Loan Losses" herein.

  Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by the Company's Asset & Liability Management Committee "ALCO", which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company's balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

  The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

  In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet. The Company has generally focused its investment activities on securities with terms or average lives between five and eight years to lengthen the average duration of its assets. The Company has utilized short-term borrowings and deposit marketing programs to shorten the effective duration of its liabilities. In addition, the Company has utilized an interest rate swap to manage the interest rate risk of the Floating Rate Trust Preferred Securities, Series B issued August 12, 1998. This interest rate swap is not an "ineffective hedge" and is accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133 and 138").

 Market Value of Portfolio Equity

  Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company's assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows the Company's projected change in net portfolio value for this set of rate shocks as of December 31, 2000.

                                             Projected change
                              Net portfolio -------------------
   Change in interest rates       value     Dollars  Percentage
   ------------------------   ------------- -------  ----------
                                   (Dollars in thousands)
   100 basis point increase     $896,779    $(7,025)   -0.78%
   Base scenario                 903,804        --       --
   100 basis point decrease      899,801     (4,003)   -0.44%

  The preceding table indicates that as of December 31, 2000 an immediate and sustained 100 basis point increase or decrease in interest rates would decrease the Company's net portfolio value by less than 1%. The foregoing analysis attributes significant value to the Company's non-interest-bearing deposit balances.

  The market value of portfolio equity is based on the net present values of each product in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates from public sources. The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes. Some valuations are provided directly from independent broker quotations.

 Net Interest Income Simulation

  The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in the Company's balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

  The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of the Company's assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. The Company's non-term deposit products reprice more slowly, usually changing less than the change in market rates and at the discretion of the Company. As of December 31, 2000, the analysis indicates that the Company's net interest income for the next 12 months would increase 6.14% if rates increased 200 basis points, and decrease by 5.39% if rates decreased 200 basis points.

  This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure is to remain similar to the structure at year-end. It does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company's credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on the Company's net interest income.

  The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

 Gap Analysis

  In addition to the above analysis, the Company also performs a Gap analysis as part of the overall interest rate risk management process. This analysis is focused on the maturity structure of assets and liabilities and their repricing characteristics over future periods. An effective interest rate risk management strategy seeks to match the volume of assets and liabilities maturing or repricing during each period. Gap sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that is subject to repricing at various time horizons. The main focus is usually for the one-year cumulative gap. The difference is known as interest sensitivity gaps.

  The following table shows interest sensitivity gaps for different intervals as of December 31, 2000:

                                                                                                           Total
                      Immediate   2 days to   7 months to 1 year to  4 years to More than   Total rate   non-rate
                      or one day   6 months    12 months   3 years    5 years    5 years    sensitive    sensitive     Total
                      ----------  ----------  ----------- ---------  ---------- ----------  ----------  -----------  ----------
                                                            (Dollars in thousands)
Assets:
Cash and due from
 banks                $    3,296  $      --    $     --   $    --     $    --   $      --   $    3,296  $   267,478  $  270,774
Short term
 investments             138,000         --          --        --          --          --      138,000          --      138,000
Investment
 securities               22,588      25,395      25,859   163,775     117,957     615,585     971,158       (8,825)    962,333
Loans                  1,994,600     671,065     129,676   346,934     291,118     179,910   3,613,303        1,776   3,615,079
Loan losses/unearned
 fees                        --          --          --        --          --          --          --       (97,671)    (97,671)
Other assets                 --          --          --        --          --          --          --       241,863     241,863
                      ----------  ----------   ---------  --------    --------  ----------  ----------  -----------  ----------
 Total assets         $2,158,484  $  696,460   $ 155,536  $510,708    $409,075  $  795,495  $4,725,757  $   404,621  $5,130,378
                      ==========  ==========   =========  ========    ========  ==========  ==========  ===========  ==========
Liabilities and
 Equity:
Deposits              $2,081,230  $  890,739   $ 143,818  $ 40,718    $  3,402  $    1,325  $3,161,233  $ 1,003,828  $4,165,061
Other borrowings             --      429,228         --      2,000         --          --      431,228          --      431,228
Trust preferred
 securities                  --          --          --        --          --       99,500      99,500          --       99,500
Other liabilities            --          --          --        --          --          --          --       112,224     112,224
Shareholders'
 equity                      --          --          --        --          --          --          --       322,365     322,365
                      ----------  ----------   ---------  --------    --------  ----------  ----------  -----------  ----------
Total liabilities
 and equity           $2,081,230  $1,319,967   $ 143,818  $ 42,718    $  3,402  $  100,825  $3,691,961  $ 1,438,417  $5,130,378
                      ==========  ==========   =========  ========    ========  ==========  ==========  ===========  ==========
Gap                   $   77,253  $ (623,507)  $  11,717  $467,991    $405,673  $  694,669  $1,033,796  $(1,033,796) $      --
Cumulative Gap        $   77,253  $ (546,253)  $(534,536) $(66,545)   $339,127  $1,033,796  $1,033,796  $       --   $      --
Cumulative
 Gap/total assets           1.51%     -10.65%     -10.42%    -1.30%       6.61%      20.15%      20.15%        0.00%       0.00%

  The foregoing table indicates that the Company had a one year negative gap of $(534.5) million, or (10.4)% of total assets, at December 31, 2000. In theory, this would indicate that at December 31, 2000, $534.5 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

  Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of the Company's loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as its noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make the Company's actual behavior more asset sensitive than is indicated in the Gap analysis. In fact the Company experiences higher net interest income when rates rise, opposite what is indicated by the Gap analysis. Therefore management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

 Recent Accounting Developments

  New Accounting Pronouncement

  In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

  SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions.

  Implementation of SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

  Business Combinations

  In September 1999, the FASB issued an Exposure Draft of a proposed SFAS, "Business Combinations and Intangible Assets". In December 2000, the Board tentatively concluded that upon the effective date of the final statement on business combinations and intangible assets, goodwill would no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill must be reviewed for impairment upon the occurrence of certain triggering events. The FASB has also reached tentative conclusions on the future of the pooling-of-interest method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently redeliberating its position as to retaining the pooling method. The FASB is currently anticipating issuing a final statement during the second quarter of 2001.

  A portion of the Company's business strategy is to pursue acquisition opportunities so as to expand its market presence and maintain growth levels. A change in accounting for business combinations could have a negative impact on the Company's ability to realize those business strategies.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      As of December 31,
                                                     ----------------------
                                                        2000       1999*
                                                     ----------  ----------
                                                          (Dollars in
                                                          thousands)
                      ASSETS

Cash and due from banks                              $  270,774  $  147,222
Federal funds sold                                      138,000     219,600
Other short term securities                                  56      29,507
                                                     ----------  ----------
   Cash and cash equivalents                            408,830     396,329
Investment securities:
  Available for sale, at fair value                     578,172     489,448
  Held to maturity, at amortized cost (fair value
   2000: $364,787 1999: $228,754)                       354,454     236,468
  Other securities                                       29,651      24,600
                                                     ----------  ----------
   Investment securities                                962,277     750,516
Total loans:
  Commercial                                          1,562,712     926,075
  Term real estate--commercial                          967,428     764,034
                                                     ----------  ----------
   Total commercial                                   2,530,140   1,690,109
  Real estate construction and land                     691,912     479,163
  Real estate other                                     176,568     140,852
  Consumer and other                                    216,459     167,257
  Deferred loan fees and discounts                      (13,657)    (12,911)
                                                     ----------  ----------
   Total loans, net of deferred fees                  3,601,422   2,464,470
  Allowance for loan losses                             (84,014)    (48,047)
                                                     ----------  ----------
   Total loans, net                                   3,517,408   2,416,423
Property, premises and equipment, net                    33,860      37,597
Interest receivable and other assets                    208,003     135,864
                                                     ----------  ----------
   Total assets                                      $5,130,378  $3,736,729
                                                     ==========  ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Total deposits                                       $4,165,061  $3,262,888
Other borrowings                                        431,228     117,052
Other liabilities                                       112,224      54,894
                                                     ----------  ----------
   Total liabilities                                  4,708,513   3,434,834
                                                     ----------  ----------
Company obligated mandatorily redeemable cumulative
 trust preferred securities of
 subsidiary trusts holding solely junior
 subordinated debentures                                 99,500      49,000

Commitments and contingencies

Shareholders' Equity:
Preferred stock, no par value: 4,000,000 shares
 authorized; none issued                                    --          --
Common stock, no par value **: 80,000,000 shares
 authorized; 41,929,173 and 39,635,048
 shares issued and outstanding as of December 31,
 2000 and 1999, respectively                            173,276     148,611
Accumulated other comprehensive loss                     (6,552)     (9,158)
Retained earnings                                       155,641     113,442
                                                     ----------  ----------
   Total shareholders' equity                           322,365     252,895
                                                     ----------  ----------
   Total liabilities and shareholders' equity        $5,130,378  $3,736,729
                                                     ==========  ==========

--------
 *Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

**Restated to reflect 2-for-1 stock split effective on October 4, 2000.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                                 ---------------------------
                                                   2000    1999*     1998*
                                                 -------- --------  --------
                                                   (Dollars in thousands,
                                                 except per share amounts)
Interest Income
Interest on loans                                $290,757 $197,480  $155,543
Interest on investment securities:
  Taxable                                          55,235   37,000    30,709
  Tax--exempt                                       8,754    6,549     5,090
                                                 -------- --------  --------
   Total interest on investment securities         63,989   43,549    35,799
Other interest income                              13,617   14,348    13,847
                                                 -------- --------  --------
   Total interest income                          368,363  255,377   205,189
                                                 -------- --------  --------
Interest Expense
Interest on deposits                              126,817   84,842    66,758
Interest on long term borrowings                    1,203    4,463     3,902
Interest on other borrowings                        8,380    1,512     3,258
                                                 -------- --------  --------
   Total interest expense                         136,400   90,817    73,918
                                                 -------- --------  --------
   Net interest income                            231,963  164,560   131,271
Provision for loan losses                          28,096   14,039     8,279
                                                 -------- --------  --------
   Net interest income after provision for loan
    losses                                        203,867  150,521   122,992
                                                 -------- --------  --------
Other Income
Service charges and other fees                      8,594    7,931     6,906
Loan and international banking fees                 8,162    4,275     2,752
Trust fees                                          3,450    2,990     2,473
ATM network revenue                                 2,891    2,682     2,440
Gain on sale of SBA loans                           2,190    2,058     3,490
Gain on sale of investments, net                       81       87       473
Warrant income, net                                12,986   14,508       945
Other income                                        7,171    8,448     2,462
                                                 -------- --------  --------
   Total                                           45,525   42,979    21,941
                                                 -------- --------  --------
Operating Expenses
Compensation and benefits                          64,324   56,488    47,617
Occupancy and equipment                            21,688   17,545    13,386
Dividends paid on Trust Preferred Securities        7,842    4,201     2,824
Merger and other related nonrecurring costs        30,102   10,331     2,661
Contribution to the Foundation and related
 expenses, net                                        --    12,160     1,341
Other expenses                                     28,758   26,880    25,202
                                                 -------- --------  --------
   Total operating expenses                       152,714  127,605    93,031
                                                 -------- --------  --------
   Net income before provision for income taxes
    and extraordinary items                        96,678   65,895    51,902
Provision for income taxes                         38,138   21,623    18,118
                                                 -------- --------  --------
   Net income before extraordinary items           58,540   44,272    33,784
Extraordinary item--debt redemption premiums          --       (88)      --
                                                 -------- --------  --------
   Net income                                    $ 58,540 $ 44,184  $ 33,784
                                                 ======== ========  ========
Net income per share--basic**                    $   1.42 $   1.16  $   0.91
                                                 ======== ========  ========
Net income per share--diluted**                  $   1.35 $   1.10  $   0.85
                                                 ======== ========  ========

--------
 *Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

** Restated to reflect 2-for-1 stock splits effective on April 30, 1998 and October 4, 2000.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Years ended December 31,
                                                    --------------------------
                                                     2000     1999*     1998*
                                                    -------  --------  -------
                                                     (Dollars in thousands)
Net income                                          $58,540  $ 44,184  $33,784
                                                    -------  --------  -------
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
     during period (net of taxes of $2,864,
     $(8,364) and $282 for the years ended December
     31, 2000, 1999 and 1998, respectively)           3,915   (12,064)    (152)
    Less: reclassification adjustment for gains
     (losses) included in net income (net of taxes
     of $34, $36 and $195 for the years ended
     December 31, 2000, 1999 and 1998,
     respectively)                                       47        51      278
                                                    -------  --------  -------
  Net change                                          3,962   (12,013)     126
  Cash flow hedge:
    Cumulative transition effect of adopting SFAS
     No. 133 (net of taxes of $(744)) as of October
     1, 1998                                            --        --    (1,063)
    Change in market value of hedge during the
     period (net of taxes of $1,034, $1,092 and
     $294 for the years ended December 31, 2000,
     1999 and 1998, respectively)                    (1,413)    2,325      418
    Less: reclassification adjustment for swap
     settlements in net income (net of taxes of
     $41, $(60) and $(23) for the years ended
     December 31, 2000, 1999 and 1998,
     respectively)                                       57      (144)     (32)
                                                    -------  --------  -------
  Net change                                         (1,356)    2,181     (677)
    Other comprehensive income (loss)                 2,606    (9,832)    (551)
                                                    -------  --------  -------
    Comprehensive income                            $61,146  $ 34,352  $33,233
                                                    =======  ========  =======

--------
 * Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.


                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the years ended December 31, 2000, 1999 and 1998

                                                 Accumulated
                             Common stock           other                   Total
                          --------------------  comprehensive Retained  shareholders'
                           Shares**    Amount   income/(loss) earnings     equity
                          ----------  --------  ------------- --------  -------------
                              (Dollars in thousands, except per share amounts)
Greater Bay Bancorp,
 prior to pooling         16,112,364  $ 44,218     $   338    $ 22,040    $ 66,596
Shares issued to, and
 retained earnings of,
 acquired entities:
 Pacific Rim
  Bancorporation           1,901,496     8,000        (115)      1,776       9,661
 Pacific Business
  Funding Corporation        596,000        51         --          232         283
 Bay Area Bancorp          2,709,943     5,376          (2)      6,614      11,988
 Bay Commercial Services   1,474,179     3,671          (7)      6,509      10,173
 Mt. Diablo Bancshares     2,315,633     8,592           3         311       8,906
 Coast Bancorp             5,586,699    11,011         693      16,060      27,764
 Bank of Santa Clara       3,658,332    13,697         --       11,184      24,881
 Bank of Petaluma          1,531,516     7,854         315       3,044      11,213
                          ----------  --------     -------    --------    --------
   Balance, December 31,
    1997, restated to
    reflect pooling       35,886,162   102,470       1,225      67,770     171,465
Net income                       --        --          --       33,787      33,787
Other comprehensive
 loss, net of taxes              --        --         (551)        --         (551)
Stock options exercised,
 including related tax
 benefit                     715,153     5,169         --          (32)      5,137
Stock issued in Employee
 Stock Purchase Plan          59,340       656         --          --          656
401(k) employee stock
 purchase                     72,966     1,060         --          --        1,060
Stock repurchase by Bay
 Area Bancshares, Bay
 Commercial Services and
 Coast Bancorp              (169,968)     (604)        --       (2,190)     (2,794)
Pacific Business Funding
 Corporation
 distribution                    --        --          --       (1,163)     (1,163)
Stock dividend by Coast
 Bancorp and Bank of
 Santa Clara                 773,975    12,822         --      (12,822)        --
Stock issued in Dividend
 Reinvestment Plan             5,322        73         --          --           73
Cash dividend $0.19 per
 share***                        --        --          --       (6,973)     (6,973)
                          ----------  --------     -------    --------    --------
   Balance, December 31,
    1998*                 37,342,950   121,646         674      78,377     200,697
Net income                       --        --          --       44,184      44,184
Other comprehensive
 loss, net of taxes              --        --       (9,832)        --       (9,832)
Stock options exercised,
 including related tax
 benefit                   1,036,118     5,385         --          (59)      5,326
Stock issued in Employee
 Stock Purchase Plan          83,302     1,031         --          --        1,031
401(k) employee stock
 purchase                     76,010     1,205         --          --        1,205
Stock issued in Dividend
 Reinvestment Plan            26,668       383         --          --          383
Pacific Business Funding
 Corporation
 distribution                    --        --          --          (40)        (40)
Stock issued through
 private placement         1,070,000    18,961         --          --       18,961
Cash dividend $0.24 per
 share***                        --        --          --       (9,020)     (9,020)
                          ----------  --------     -------    --------    --------
   Balance, December 31,
    1999*                 39,635,048   148,611      (9,158)    113,442     252,895
Net income                       --        --          --       58,540      58,540
Other comprehensive
 loss, net of taxes              --        --        2,606         --        2,606
Stock options exercised,
 including related tax
 benefit                   1,451,314     9,233         --          --        9,233
Stock issued in Employee
 Stock Purchase Plan          93,356     1,538         --          --        1,538
401(k) employee stock
 purchase                     82,015     1,982         --          --        1,982
Stock issued in Dividend
 Reinvestment Plan            18,792       465         --          --          465
Stock issued through
 private placement           648,648    11,476         --          --       11,476
Cash paid in lieu of
 fractional shares               --        (29)        --          --          (29)
Cash dividend $0.40 per
 share***                        --        --          --      (16,341)    (16,341)
                          ----------  --------     -------    --------    --------
   Balance, December 31,
    2000                  41,929,173  $173,276     $(6,552)   $155,641    $322,365
                          ==========  ========     =======    ========    ========

--------
  * Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

 ** Restated to reflect 2-for-1 stock splits effective on April 30, 1998 and October 4, 2000.

*** Excluding dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay, Greater Bay paid dividends of $0.35, $0.24 and $0.19 per share for the years ended December 31, 2000, 1999 and 1998, respectively.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                            --------------------------------
                                               2000       1999*      1998*
                                            ----------  ---------  ---------
                                                (Dollars in thousands)
Cash flows--operating activities
Net income                                  $   58,540  $  44,184  $  33,785
Reconcilement of net income to net cash
 from operations:
 Provision for loan losses                      47,101     16,784      8,462
 Depreciation and amortization                  13,442      6,726      4,286
 Deferred income taxes                         (14,800)    (7,022)    (2,993)
 Gain on sale of investments, net                  (81)       (87)      (473)
 Gain on sale of bank premises                     --        (535)       --
 Changes in:
   Accrued interest receivable and other
    assets                                     (49,424)   (31,297)   (15,257)
   Accrued interest payable and other
    liabilities                                 59,634     25,452      8,378
   Deferred loan fees and discounts, net           746      4,505      2,551
                                            ----------  ---------  ---------
     Operating cash flows, provided by         115,158     58,710     38,739
                                            ----------  ---------  ---------
Cash flows--investing activities
Maturities and partial paydowns on
 investment securities:
 Held to maturity                              121,676     96,842     43,260
 Available for sale                             49,246     96,753    107,855
Purchase of investment securities:
 Held to maturity                             (246,076)  (126,506)   (37,232)
 Available for sale                           (184,248)  (201,272)  (277,145)
 Other securities                               (5,051)   (13,664)      (207)
Proceeds from sale of available for sale
 securities                                     49,730     53,471    261,812
Loans, net                                    (874,540)  (702,985)  (714,748)
Loans acquired from business acquisition      (274,292)       --         --
Payment for business acquisition, net of
 cash acquired                                   3,998        --         --
Purchase of property, premises and
 equipment                                     (11,250)    (8,687)   (10,000)
Sale of banking premises                         5,502      2,637        --
Investment in other real estate owned              --         --        (500)
Sale of other real estate owned                    224        --         --
Purchase of insurance policies                 (12,749)    (9,206)       --
                                            ----------  ---------  ---------
     Investing cash flows, used in          (1,377,830)  (812,617)  (626,905)
                                            ----------  ---------  ---------
Cash flows--financing activities
Net increase in deposits                       902,173    799,403    528,078
Net change in other borrowings-short term      197,867      6,389    (41,951)
Proceeds from other borrowings-long term       126,309      2,015     70,000
Principal repayment-long term borrowings       (10,000)    (3,775)    (2,265)
Proceeds from company obligated
 mandatorily redeemable preferred
 securities of subsidiary trusts holding
 solely junior subordinated debentures          50,500        --      30,000
Proceeds from sale of common stock              24,665     26,759      5,305
Repurchase of common stock                         --         --      (2,651)
Cash dividends                                 (16,341)    (9,019)    (6,973)
                                            ----------  ---------  ---------
Financing cash flows, provided by            1,275,173    821,772    579,543
                                            ----------  ---------  ---------
Net change in cash and cash equivalents         12,501     67,865     (8,623)
Cash and cash equivalents at beginning of
 period                                        396,329    328,464    337,087
                                            ----------  ---------  ---------
     Cash and cash equivalents at end of
      period                                $  408,830  $ 396,329  $ 328,464
                                            ==========  =========  =========
Cash flows--supplemental disclosures
Cash paid during the period for:
 Interest                                   $  141,325  $ 100,944  $  69,174
                                            ==========  =========  =========
 Income taxes                               $   20,552  $  19,146  $  20,194
                                            ==========  =========  =========
Non-cash transactions:
 Additions to other real estate owned       $      --   $     --   $     450
                                            ==========  =========  =========
 Transfer of appreciated securities to the
  Greater Bay Bancorp Foundation            $    7,200  $     560  $   1,341
                                            ==========  =========  =========

--------
 * Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2000, 1999 and 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Nature of Operations

  Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and the "Company" or "we", on a consolidated basis) is a bank holding company with 10 bank subsidiaries (the "Banks"): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank and Peninsula Bank of Commerce.

  GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of the Company.

  The Company also owns Matsco Lease Finance, Inc. II and Matsco Lease Finance, Inc. III, which are special purpose corporations formed for the exclusive purpose of securitizing leases and issuing lease-backed notes.

  The Company also operates through the following divisions: Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

  The Company provides a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The Company operates throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz and Sonoma County, with 37 full service banking offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, Santa Clara, Santa Cruz,
Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

  At December 31, 2000, the Company had total assets of $5.1 billion, total loans, net, of $3.5 billion and total deposits of $4.2 billion.

  The Company has participated in nine mergers during the three-year period ended December 31, 2000, as described in Note 2. With the exception of the merger with The Matsco Companies, Inc., all of these mergers were accounted for as a pooling-of-interests and, accordingly, all of the financial information of the Company for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The merger with The Matsco Companies, Inc. was accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

 Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of Greater Bay, its subsidiaries and operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

                     GREATER BAY BANCORP AND SUBSIDIARIES

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

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and agency securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. The Banks are required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of their deposit accounts. At December 31, 2000, the required combined reserves totaled approximately $18.0 million.

 Investment Securities

  The Company classifies its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities classified as held to maturity are reported at amortized cost; available for sale securities are reported at fair value with net unrealized gains and losses reported, net of taxes, as a component of shareholders' equity. The Company does not have any trading securities.

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

  Required investments in Federal Reserve Bank and FHLB stocks for the Banks and investments in venture funds are classified as other securities and are recorded at market value.

 Loans

  Loans held for investment are carried at amortized cost. The Company's loan portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property.

  Interest income is accrued on the outstanding loan balances using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days or when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is generally reversed and amortization of deferred loan fees is discontinued. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

  The Company charges loan origination and commitment fees. Net loan origination fees and costs are deferred and amortized to interest income over the life of the loan, using the effective interest method. Loan commitment fees are amortized to interest income over the commitment period.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  When a loan is sold, unamortized fees and capitalized direct costs are recognized in the consolidated statements of operations. Other loan fees and charges representing service costs for the repayment of loans, for delinquent payments or for miscellaneous loan services are recognized when earned.

 Sale and Servicing of Small Business Administration Loans

  The Company originates loans to customers under Small Business Administration ("SBA") programs that generally provide for SBA guarantees of 70% to 90% of each loan. The Company generally sells the guaranteed portion of the majority of the loans to an investor and retains the unguaranteed portion and servicing rights in its own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

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

 Accounting for Direct Financing Leases

  Lease contracts are categorized as direct financing leases for financial reporting purposes if they conform to the definition of direct financing leases set out in statement of SFAS No. 13 "Accounting for Leases". At the time a leasing transaction is executed, the Company records on their balance sheet the gross lease receivable, estimated residual value of leased equipment, and unearned lease income. Unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Unearned lease income is recognized as leasing income over the term of the lease so as to reflect an approximate constant periodic rate of return on the net investment in the lease.

 Allowance for Loan Losses

  In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 ("SFAS No. 114 and No. 118"), a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, 1) the present value of expected cash flows at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral of the loan. In general, these statements are not applicable to large groups of smaller-balance loans that are collectively evaluated for impairment such as credit cards, residential mortgage, consumer installment loans and certain small business loans. Income recognition on impaired loans conforms to the method the Company uses for income recognition on nonaccrual loans.

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

  Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-to the allowance are made when a loss is determined to have occurred. Because the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates.

                     GREATER BAY BANCORP AND SUBSIDIARIES

 Other Real Estate Owned

  OREO consists of properties acquired through foreclosure and is stated at the lower of carrying value or fair value less estimated costs to sell. Development and improvement costs relating to the OREO are capitalized. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The resulting allowance for OREO losses is decreased when the property is sold. Operating expenses of such properties, net of related income, are included in other expenses. Gains and losses on the disposition of OREO are included in other income.

 Property, Premises and Equipment

  Property, premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is determined by asset classification, as follows:

       Buildings                40 years
       Building improvements    10 years
       Furniture and fixtures    7 years
       Automobiles               5 years
       Computer equipment      2-5 years
       Other equipment         2-7 years

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

 Derivatives and Hedging Activities

  The Company adopted SFAS No. 133 and 138, effective October 1, 1998. In accordance with the transition provisions of SFAS No. 133 and 138, the Company recorded a net-of-tax cumulative-effect-type adjustment of $1.1 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. There were no net gains or losses on derivatives that had been previously deferred or gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items.

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

                     GREATER BAY BANCORP AND SUBSIDIARIES

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

 Earnings Per Share and Share Amounts

  Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

  All outstanding and weighted average share amounts presented in this report have been restated to reflect the 2-for-1 stock splits effective on April 30, 1998 and October 4, 2000.

 Comprehensive Income

  In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company classifies items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

                                                                Accumulated
                                        Unrealized                 other
                                      gains/(losses) Cash flow comprehensive
                                      on securities   hedges   income (loss)
                                      -------------- --------- -------------
                                              (Dollars in thousands)
   Balance--December 31, 1998            $  1,351     $  (677)    $   674
     Other comprehensive income 1999      (12,013)      2,181      (9,832)
                                         --------     -------     -------
   Balance--December 31, 1999             (10,662)      1,504      (9,158)
     Other comprehensive income 2000        3,962      (1,356)      2,606
                                         --------     -------     -------
   Balance--December 31, 2000            $ (6,700)    $   148     $(6,552)
                                         ========     =======     =======

 Segment Information

  In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") the Company uses the "management approach" for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATIONS

 Pooling-of-Interests Accounting Transactions

  On October 13, 2000, Bank of Petaluma merged with and into DKSS Corp., as a result of which, Bank of Petaluma became a wholly owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Bank of Petaluma were converted into an aggregate of approximately 1,667,000 shares of Greater Bay's stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bank of Petaluma on a pooling-of-interests basis.

  On July 21, 2000, Bank of Santa Clara merged with and into GBB Merger Corp., as a result of which, Bank of Santa Clara became a wholly owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Bank of Santa Clara were converted into an aggregate of 4,002,000 shares of Greater Bay's stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bank of Santa Clara on a pooling-of-interests basis.

  On May 18, 2000, Coast Bancorp, the former holding company of Coast Commercial Bank, was merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Coast Bancorp were converted into an aggregate of approximately 6,140,000 shares of Greater Bay's stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Coast Bancorp on a pooling-of-interests basis.

  On January 31, 2000, Mt. Diablo Bancshares, the former holding company of Mt. Diablo National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Mt. Diablo Bancshares were converted into an aggregate of 2,790,998 shares of Greater Bay's stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Mt. Diablo Bancshares on a pooling-of-interests basis.

  On October 15, 1999, Bay Commercial Services, the former holding company of Bay Bank of Commerce, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Bay Commercial Services were converted into an aggregate of 1,814,480 shares of Greater Bay's stock. The stock was issued to former Bay Commercial Services shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

  On May 21, 1999, Bay Area Bancshares, the former holding company of Bay Area Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Bay Area Bank were converted into an aggregate of 2,798,642 shares of Greater Bay's stock. The stock was issued to former Bay Area Bancshares shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

  On August 31, 1998, Pacific Business Funding Corporation, an asset-based specialty finance company, merged with a subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Pacific Business Funding Corporation were converted into an aggregate of 596,000 shares of Greater Bay's stock. The stock was issued to former Pacific Business Funding Corporation shareholders, in a tax-free exchange accounted for as a pooling-of-interests.

  On May 8, 1998, Pacific Rim Bancorporation, the former holding company of Golden Gate Bank, merged with and into a subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Pacific Rim Bancorporation were converted into an aggregate of 1,901,496 shares of Greater Bay's stock. The stock was issued to former Pacific Rim Bancorporation's sole shareholder in a tax-free exchange accounted for as a pooling-of-interests.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  In all mergers, certain reclassifications were made to conform to the Company's financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

                        Bank of Petaluma      Bank of Santa Clara      Coast Bancorp
                        nine months ended      six months ended     three months ended
                       September 30, 2000        June 30, 2000        March 31, 2000
                      --------------------- ----------------------- -------------------
                                           (Dollars in thousands)
Net interest income:
  Greater Bay Bancorp       $154,013                $89,047               $36,378
  Acquired entity              7,101                 10,195                 5,538
                            --------                -------               -------
    Combined                $161,114                $99,242               $41,916
                            ========                =======               =======
Net income:
  Greater Bay Bancorp       $ 38,608                $23,850               $13,473
  Acquired entity              1,982                  2,613                 2,035
                            --------                -------               -------
    Combined                $ 40,590                $26,463               $15,508
                            ========                =======               =======

                      Mt. Diablo Bancshares Bay Commercial Services Bay Area Bancshares
                       twelve months ended     nine months ended    three months ended
                        December 31, 1999     September 30, 1999      March 31, 1999
                      --------------------- ----------------------- -------------------
                                           (Dollars in thousands)
Net interest income:
  Greater Bay Bancorp       $103,732                $68,498               $18,360
  Acquired entity             10,009                  2,007                 2,180
                            --------                -------               -------
    Combined                $113,741                $70,505               $20,540
                            ========                =======               =======
Net income:
  Greater Bay Bancorp       $ 27,711                $17,033               $ 5,058
  Acquired entity              2,827                    486                   644
                            --------                -------               -------
    Combined                $ 30,538                $17,519               $ 5,702
                            ========                =======               =======

                      Pacific Business Funding Corp Pacific Rim Bancorporation
                            six months ended            three months ended
                              June 30, 1998               March 31, 1998
                      ----------------------------- --------------------------
                                       (Dollars in thousands)
Net interest income:
  Greater Bay Bancorp            $30,077                     $13,366
  Acquired entity                  1,154                       1,285
                                 -------                     -------
    Combined                     $31,231                     $14,651
                                 =======                     =======
Net income:
  Greater Bay Bancorp            $ 6,628                     $ 3,646
  Acquired entity                    344                          60
                                 -------                     -------
    Combined                     $ 6,972                     $ 3,706
                                 =======                     =======

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table sets forth the separate results of operations for Greater Bay, Bay Area Bancshares, Bay Commercial Services, Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma for the periods indicated:

                                  Net interest
                                     income    Net income
                                  ------------ ----------
                                  (Dollars in thousands)
   Year ended December 31, 1999:
   Greater Bay                      $103,732    $27,711
   Mt. Diablo Bancshares              10,009      2,827
   Coast Bancorp                      20,028      6,939
   Bank of Santa Clara                17,962      4,403
   Bank of Petaluma                    8,628      2,304
                                    --------    -------
     Combined                       $160,359    $44,184
                                    ========    =======
   Year ended December 31, 1998:
   Greater Bay                      $ 65,448    $16,578
   Bay Area Bancshares                 8,170      2,365
   Bay Commercial Sevices              6,107      1,215
                                    --------    -------
     Subtotal                         79,725     20,158
   Mt. Diablo Bancshares               7,363      1,396
   Coast Bancorp                      17,363      6,161
   Bank of Santa Clara                16,189      3,954
   Bank of Petaluma                    7,807      2,115
                                    --------    -------
     Combined                       $128,447    $33,784
                                    ========    =======

  There were no significant transactions between the Company and any of the acquired entities prior to the mergers. All intercompany transactions have been eliminated.

 Purchase Accounting Transaction

  On November 30, 2000, the Company acquired The Matsco Companies, Inc. for a purchase price of $6.5 million in cash. As a result of post-closing mergers, the business of The Matsco Companies, Inc. now operates as a division of Cupertino National Bank, under the name Matsco. The Company may also be required to pay contingent cash payments over a 5 year period of up to $6.0 million based on the performance of Matsco subsequent to the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, Matsco's results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was the Company's available cash.

  The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price, totaling $15.9 million, over the estimated fair values of the net assets acquired has been recorded as goodwill and will be amortized on the straight-line method over twenty years.

                      GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 3--INVESTMENT SECURITIES

  The amortized cost and estimated fair value of investment securities is summarized below:

                                                  Gross      Gross
                                      Amortized unrealized unrealized   Fair
As of December 31, 2000                 cost      gains      losses    value
-----------------------               --------- ---------- ---------- --------
                                               (Dollars in thousands)
Available For Sale Securities:
U.S. Treasury obligations             $ 11,063   $   140    $     (2) $ 11,201
U.S. agency notes                      101,804       148        (422)  101,530
Mortgage-backed securities             245,334     2,734        (943)  247,125
Tax-exempt securities                   83,522     1,034        (259)   84,297
Taxable municipal securities             5,980        18         (42)    5,956
Corporate securities                   146,416        62     (18,415)  128,063
                                      --------   -------    --------  --------
  Total securities available for sale  594,119     4,136     (20,083)  578,172
                                      --------   -------    --------  --------
Held To Maturity Securities:
U.S. agency notes                       25,987        13        (100)   25,900
Mortgage-backed securities             237,234     7,251        (356)  244,129
Tax-exempt securities                   88,387     3,496        (160)   91,723
Taxable municipal securities             2,846       189         --      3,035
                                      --------   -------    --------  --------
  Total securities held to maturity    354,454    10,949        (616)  364,787
                                      --------   -------    --------  --------
Other securities                        24,977     4,935        (261)   29,651
                                      --------   -------    --------  --------
  Total investment securities         $973,550   $20,020    $(20,960) $972,610
                                      ========   =======    ========  ========

                                                  Gross      Gross
                                      Amortized unrealized unrealized   Fair
As of December 31, 1999                 cost      gains      losses    value
-----------------------               --------- ---------- ---------- --------
                                               (Dollars in thousands)
Available For Sale Securities:
U.S. Treasury obligations             $ 19,240   $   --     $   (253) $ 18,987
U.S. agency notes                       58,540        10      (1,808)   56,742
Mortgage-backed securities             249,038        95      (8,130)  241,003
Tax-exempt securities                   65,646        85      (3,947)   61,784
Taxable municipal securities             3,754         1        (122)    3,633
Corporate securities                   119,481       --      (12,182)  107,299
                                      --------   -------    --------  --------
  Total securities available for sale  515,699       191     (26,442)  489,448
                                      --------   -------    --------  --------
Held To Maturity Securities:
U.S. Treasury obligations                1,498       --          --      1,498
U.S. agency notes                       58,489         9      (1,750)   56,748
Mortgage-backed securities              61,004        28      (2,048)   58,984
Tax-exempt securities                   77,869       438      (3,173)   75,134
Corporate securities                    37,608        15      (1,233)   36,390
                                      --------   -------    --------  --------
  Total securities held to maturity    236,468       490      (8,204)  228,754
                                      --------   -------    --------  --------
Other securities                        16,457     8,143         --     24,600
                                      --------   -------    --------  --------
  Total investment securities         $768,624   $ 8,824    $(34,646) $742,802
                                      ========   =======    ========  ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table shows amortized cost and estimated fair value of the Company's investment securities by year of maturity as of December 31, 2000.

                                         2002     2006
                                       through   through   2011 and
                               2001      2005     2010    thereafter  Total
                              -------  --------  -------  ---------- --------
                                         (Dollars in thousands)
Available For Sale
 Securities:
U.S. Treasury obligations     $ 2,475  $  8,588  $   --    $    --   $ 11,063
U.S. agency notes(1)           14,123    55,077   32,604        --    101,804
Mortgage-backed
 securities(2)                     11     6,162    2,663    236,498   245,334
Tax-exempt securities           3,788    13,285   15,211     51,238    83,522
Taxable municipal securities      251     4,713    1,016        --      5,980
Corporate securities            7,712    18,729    6,150    113,825   146,416
                              -------  --------  -------   --------  --------
  Total securities available
   for sale                    28,360   106,554   57,644    401,561   594,119
                              -------  --------  -------   --------  --------
Fair value                    $28,378  $106,418  $57,316   $386,060  $578,172
                              -------  --------  -------   --------  --------
Held To Maturity Securities:
U.S. agency notes             $ 6,998  $ 16,998  $ 1,991   $    --   $ 25,987
Mortgage-backed securities        --      1,809   10,470    224,954   237,233
Tax-exempt securities           1,041     2,390   19,795     65,161    88,387
Taxable municipal securities      --        --     2,847        --      2,847
                              -------  --------  -------   --------  --------
  Total securities held to
   maturity                     8,039    21,197   35,103    290,115   354,454
                              -------  --------  -------   --------  --------
Fair value                      8,015    21,141   35,977    299,654   364,787
                              -------  --------  -------   --------  --------
Combined Investment
 Securities Portfolio:
Total investment securities   $36,399  $127,751  $92,747   $691,676  $948,573
                              =======  ========  =======   ========  ========
Total fair value              $36,393  $127,559  $93,293   $685,714  $942,959
                              =======  ========  =======   ========  ========
Weighted average yield-total
 portfolio                       6.25%     6.36%    7.26%      7.32%     7.15%

--------
(1) Certain notes issued by U.S. agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.

(2) Mortgage-backed securities are shown at contractual maturity; however, the average life of these mortgage-backed securities may differ due to principal prepayments.

  Investment securities with a carrying value of $564.2 million and $339.4 million were pledged to secure deposits, borrowings and for other purposes as required by law or contract at December 31, 2000 and 1999, respectively.

  Other securities includes unsold shares received through the exercise of warrants received from clients, equity securities received in settlement of loans, investments in funds managed by outside venture capital funds and investments in the Federal Reserve Bank and the FHLB as required to maintain membership and support activity levels.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Proceeds and realized losses and gains on sales of investment securities for the years ended December 31, 2000, 1999 and 1998 are presented below:

                                              2000     1999     1998
                                             -------  ------- --------
                                              (Dollars in thousands)
   Proceeds from sale of available for sale
    securities(1)                            $49,730  $53,471 $261,812
   Available for sale securities-gains(2)    $   503  $    87 $    473
   Available for sale securities-losses      $  (422) $   --  $    --

--------
(1) 1999 proceeds from the sale of available for sale securities excludes $15.3 million related to the sale of equity securities classified as available for sale which were acquired through the execution of a warrant received from clients.
(2) 1999 warrant income includes additional gains of $21.2 million related to equity securities classified as available for sale which were acquired through the execution of warrants received from clients.

NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

  The following summarizes the activity in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998:

                                                      2000     1999     1998
                                                    --------  -------  -------
                                                     (Dollars in thousands)
   Balance, January 1                               $ 48,047  $33,095  $26,606
   Allowance of entities acquired through mergers
    accounted for under purchase accounting method    10,927      --       --
   Provision for loan losses(1)                       36,174   16,784    8,462
   Loan charge-offs                                  (12,083)  (3,393)  (2,610)
   Recoveries                                            949    1,561      637
                                                    --------  -------  -------
   Balance, December 31                             $ 84,014  $48,047  $33,095
                                                    ========  =======  =======

--------
(1) Includes $8.1 million, $2.7 million and $183,000 of charges in 2000, 1999 and 1998 respectively, to conform the practices of acquired entities to the Company's allowance methodologies, which are included in mergers and other related nonrecurring costs.

  The following table sets forth nonperforming loans as of December 31, 2000, 1999, and 1998. Nonperforming loans are defined as loans which are on nonaccrual status and loans which have been restructured. Interest income foregone on nonperforming loans totaled $1.2 million, $535,000 and $254,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income recognized on the nonperforming loans approximated $0, $537,000 and $407,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                             2000    1999   1998
                                            ------- ------ ------
                                                 (Dollars in
                                                 thousands)
   Nonaccrual loans                         $12,593 $5,744 $4,011
   Restructured loans                           --     807    796
                                            ------- ------ ------
   Total nonperforming loans                $12,593 $6,551 $4,807
                                            ======= ====== ======
   Accruing loans past due 90 days or more  $ 4,428 $  139 $  244
                                            ======= ====== ======

                     GREATER BAY BANCORP AND SUBSIDIARIES

  At December 31, 2000, 1999 and 1998, the recorded investment in loans, for which impairment has been recognized in accordance with SFAS No. 114 and No. 118, was approximately $13.3 million, $8.0 million and $5.1 million, respectively, with corresponding valuation allowances of $3.7 million, $1.2 million and $1.0 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $9.9 million, $2.3 million and 4.2 million, respectively. The Company did not recognize interest income on impaired loans during the twelve months ended December 31, 2000, 1999 and 1998.

  The Company had $0 and $807,000 of restructured loans as of December 31, 2000 and 1999, respectively. There were no principal reduction concessions allowed on restructured loans during 1999 and 1998. Interest income from restructured loans totaled $0, $45,000 and $16,000 for the year's ended December 31, 2000, 1999 and 1998. Foregone interest income, which totaled $0, $0 and $11,000 for the years ended December 31, 2000, 1999 and 1998 would have been recorded as interest income if the loans had accrued interest in accordance with their original terms prior to the restructurings.

NOTE 5--OTHER REAL ESTATE OWNED

  At December 31, 2000 and 1999, OREO consisted of properties acquired through foreclosure with a carrying value of $0 and $271,000, respectively. These balances are included in interest receivable and other assets in the accompanying consolidated balance sheets. There was no allowance for estimated losses.

  The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 2000, 1999 and 1998.

                                                  2000    1999     1998
                                                 ------- -------  -------
                                                 (Dollars in thousands)
   Real estate operations, net                   $   51  $    50  $    24
   (Gain) loss on sale of OREO                        5      (37)     133
   Provision for estimated losses                    --       --       --
                                                 ------  -------  -------
     Net loss from other real estate operations  $   56  $    13  $   157
                                                 ======  =======  =======

NOTE 6--PROPERTY, PREMISES AND EQUIPMENT

  Property, premises and equipment at December 31, 2000 and 1999 are composed of the following:

                                                2000      1999
                                              --------  --------
                                                 (Dollars in
                                                 thousands)
   Land                                       $  2,523  $  3,508
   Buildings and premises                        8,734    12,047
   Furniture and equipment                      34,616    33,353
   Leasehold improvements                       16,584    15,751
   Automobiles                                     853       740
                                              --------  --------
     Total                                      63,310    65,399
   Accumulated depreciation and amortization   (29,450)  (27,802)
                                              --------  --------
     Premises and equipment, net              $ 33,860  $ 37,597
                                              ========  ========

  Depreciation and amortization amounted to $7.7 million, $6.1 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998 respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  During 2000, the Company sold bank premises with a carrying value of $4.8 million for $5.4 million in a sale-lease back transaction. No gain was recognized on the transaction. Gains of $535,000 have been deferred and will be recognized over the term of the Company's lease. During 1999, the Company sold bank premises with a carrying value of $2,637,000 for $4,978,000 in a sale-lease back transaction. The Company recognized a pre-tax gain of $535,000 on the transaction. Gains of $1,806,000 have been deferred and will be recognized over the 10 year and 5 year terms of the Company's leases. During 2000 the company recognized $303,000 of the deferred gain.

NOTE 7--DEPOSITS

  Deposits as of December 31, 2000 and 1999 are as follows:

                                            2000       1999
                                         ---------- ----------
                                              (Dollars in
                                              thousands)
   Demand, noninterest-bearing           $1,003,828 $  727,613
   MMDA, NOW and Savings                  2,082,708  1,838,868
   Time certificates, $100,000 and over     784,118    534,662
   Other time certificates                  294,407    161,745
                                         ---------- ----------
     Total deposits                      $4,165,061 $3,262,888
                                         ========== ==========

  The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2000.

                                               December 31, 2000
                         -------------------------------------------------------------
                          Three   Four to  Seven to
                          months    six     twelve    One to     More than
                         or less   months   months  three years three years   Total
                         -------- -------- -------- ----------- ----------- ----------
                                            (Dollars in thousands)
Time deposits, $100,000
 and over                $406,963 $280,768 $ 80,982   $12,068     $3,337    $  784,118
Other time deposits       205,985   38,945   36,001    12,015      1,461       294,407
                         -------- -------- --------   -------     ------    ----------
  Total                  $612,948 $319,713 $116,983   $24,083     $4,798    $1,078,525
                         ======== ======== ========   =======     ======    ==========

NOTE 8--COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

  GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV (the "Trusts") are Delaware business trusts which were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities"). The Trust Preferred Securities are individually described below. Interest on the Trust Preferred Securities is payable quarterly and is deferrable, at the option of the Company, for up to five years. Following the issuance of each Trust Preferred Securities, the Trusts used the proceeds from the Trust Preferred Securities offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Greater Bay. The Debentures bear the same terms and interest rates as the related Trust Preferred Securities. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trusts. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following Trust Preferred Securities were outstanding at December 31,
2000.

                                                                                      Optional
                                          Amount        Date of         Stated       redemption
    Security title          Issuer      outstanding original issue     maturity         date
    --------------      --------------- ----------- --------------- -------------- --------------
9.75% Cumulative Trust
 Preferred Securities   GBB Capital I   $20,000,000 March 30, 1997  April 1, 2027  April 1, 2002
Floating Rate Trust
 Preferred Securities,
 Series B               GBB Capital II   29,000,000 August 12, 1998 Sept. 15, 2028 Sept. 15, 2008
10 7/8% Fixed Rate
 Capital Trust Pass-
 Through Securities     GBB Capital III   9,500,000 March 23, 2000  March 8, 2030  March 8, 2010
10.75% Capital
 Securities, Series B   GBB Capital IV   41,000,000 May 18, 2001    June 1, 2010   June 1, 2030
                                        -----------
  Total TPS outstanding                 $99,500,000
                                        ===========

  The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debentures at their respective stated maturities or their earlier redemption. The Debentures are redeemable prior to maturity at the option of the Company on or after their respective optional redemption dates.

  The Trust Preferred Securities issued by GBB Capital I, GBB Capital III and GBB Capital IV accrue interest at an annual rate of 9.75%, 10 7/8% and 10.75%, receptively. The Floating Rate Trust Preferred Securities, Series B ("TPS II") accrue interest at a variable rate of interest, initially at 7.1875%, on the outstanding securities. The interest rate resets quarterly and is equal to 3-month LIBOR plus 150 basis points. As part of this transaction, the Company concurrently entered into an interest rate swap to fix the cost of the offering at 7.55% for 10 years (see note 11 for additional disclosures regarding the interest rate swap).

  On the date of original issue, GBB Capital II and GBB Capital IV completed issuance of series A securities. The series A securities issued in the offering were sold in private transactions pursuant to an applicable exemption from registration under the Securities Act. The Company, through GBB Capital II and GBB Capital IV, completed an offer to exchange the series A securities for a like amount of its registered series B securities. The exchange offerings were completed in November 1998 and November 2000, respectively. The exchange offerings were conducted in accordance with the terms of the initial issuance of the series A securities.

  GBB Capital II originally issued $30,000,000 in TPS II. In 1998, Coast Commercial Bank purchased $1,000,000 of TPS II. The TPS II were included in Coast Commercial Bank's investment securities at the time of its merger with Greater Bay and subsequently transferred to Greater Bay. The $1,000,000 in TPS II issued by the Company and Coast Commercial Bank's corresponding investment have been eliminated in consolidation.

  The total amount of Trust Preferred Securities outstanding at December 31, 2000 and 1999 was $99.5 million and $49.0 million, respectively. The dividends paid on Trust Preferred Securities were $7.8 million, $4.2 million and $2.8 million in 2000, 1999 and 1998, respectively. The expense for these dividends is included in operating expenses.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 9--LEASE SECURITIZATIONS

  During 1997, Matsco Lease Finance III a special purpose corporation wholly-owned by The Matsco Companies, Inc. issued the following lease and loan backed certificates; $55 million Series 1997-1 Class A certificates, $45 million Series 1997-2 Class A certificates, $1.6 million Series 1997-1 Class B certificates and $4.5 million 1997-2 Class B certificates. All Class B certificates, which were subordinate to the Class A certificates, were paid-off as of December 31, 2000. As of December 31, 2000, the outstanding balances on the Series 1997-1 and Series 1997-2 Class A certificates were approximately $28 million and $30 million, respectively. As of December 31, 1999, the outstanding balances for Series 1997-1 and Series 1997-2 were approximately $35 million and $38 million, respectively. All of the lease and loan contracts placed in the 1997-2 Series were treated as a sale in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The weighted average rate on the combined series of 1997 certificates was 5.92% at December 31, 2000. The underlying lease and loan contracts have a carrying value of $28 million and $30 million for Series 1997-1 and Series 1997-2, respectively, at December 31, 2000. At December 31, 2000, 0.35% of those leases and loans were 90 days or more past due. The Class A certificates are rated "AAA" by Standards and Poor's Rating Services and "Aaa" by Moody's Investors Service and are fully insured by MBIA Insurance Corporation pursuant to the terms of a certificate guarantee policy.

  During 1996, Matsco Lease Finance II, a special purpose corporation wholly-owned by The Matsco Companies, Inc., issued $40 million in lease-backed notes, Series 1996-A. As of December 31, 2000 and 1999, the note balance was $5.4 million and $23.5 million, respectively, with a weighted average interest rate of 6.7% at December 31, 2000. The underlying leases have a carrying value of $7.1 million at December 31, 2000. At December 31, 2000, 1.11% of those leases were 90 days or more past due. The notes are unconditionally guaranteed by MBIA Insurance Corporation pursuant to the terms of a note guarantee policy. The note is rated "AAA" by Standard and Poors and "Aaa" by Moody's.

  Cupertino National Bank, as servicer of the underlying leases, remits funds collected on behalf of Matsco Lease Finance II and Matsco Lease Finance III to the trustee on a weekly basis. The servicer receives a flat servicing fee. If a lease or loan is delinquent or the terms are adversely modified, the servicer has the option to repurchase the transaction or to substitute with a similar account up to an aggregate limit of 10%. If a lease or loan contract is found to have violated the eligibility criteria, the Company has the obligation to repurchase it.

  As a result of the Company's acquisition of The Matsco Companies, Inc., Matsco Lease Finance II and Matsco Lease Finance III became wholly-owned subsidiaries of Greater Bay.

  The lease and loan contracts were transferred to Matsco Lease Finance II and Matsco Lease Finance III in transactions intended to qualify as true sales for bankruptcy purposes and are not available to pay creditors of the Company.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 10--BORROWINGS

  Other borrowings are detailed as follows:

                                                         2000     1999
                                                       -------- --------
                                                          (Dollars in
                                                          thousands)
   Other borrowings:
     Short term borrowings:
       Securities sold under agreements to repurchase  $ 63,000 $ 68,552
       Other short term notes payable                    15,419      --
       FHLB advances                                    183,000    3,000
       Advances under credit lines                       15,000    7,000
                                                       -------- --------
         Total short term borrowings                    276,419   78,552
                                                       -------- --------
     Long term borrowings:
       Securities sold under agreements to repurchase       --    10,000
       Other long term notes payable                     51,809    1,500
       FHLB advances                                    103,000   27,000
                                                       -------- --------
         Total other long term borrowings               154,809   38,500
                                                       -------- --------
         Total other borrowings                        $431,228 $117,052
                                                       ======== ========

  During the years ended December 31, 2000 and 1999, the average balance of securities sold under short term agreements to repurchase was $76.8 million and $32.8 million, respectively, and the average interest rates during those periods were 6.05% and 4.73%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

  During the years ended December 31, 2000 and 1999, the average balance of federal funds purchased was $105.3 million and $1.5 million, respectively, and the average interest rates during those periods were 6.49% and 5.25%, respectively. There was no such balance outstanding at December 31, 2000 and 1999.

  The highest month end balance for short term borrowings during 2000 was $305.3 million. At December 31, 2000, the weighted average interest rate on short term borrowings was 6.50%.

  The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities at December 31, 2000:

                        Short
                        Term     Long Term
                      --------- -----------
                           (Dollars in
                           thousands)
       Amount         $183,000   $103,000
       Maturity         2001     2002-2003
       Average Rates  6.4%-6.5% 5.08%-6.03%

  The Company as of December 31, 2000 had short-term, unsecured credit facilities from two financial institutions totaling $65.0 million. At December 31, 2000 and 1999 the Company had advances outstanding of $15.0 million and $7.0 million under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, the Company was in compliance with all related financial covenants for these credit facilities.

  On March 15, 1999 the Company redeemed the $3.0 million in subordinated debt issued in 1995. The Company paid a premium of $150,000 ($88,000 net of tax) on the pay off of the debt. The premium was recorded, net of taxes, as an extraordinary item in March 1999.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 11--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  The Company currently uses a single interest-rate swap to convert its floating-rate debt (the TPS II) to fixed rates. This swap was entered into concurrently with the issuance of the debt being hedged. This swap is accounted for as a cash flow hedge under SFAS No. 133 and 138. This swap possesses a term equal to the non-callable term of the debt, with a fixed pay rate and a receive rate indexed to rates paid on the debt and a notional amount equal to the amount of the debt being hedged. As the specific terms and notional amount of the swap exactly match those of the debt being hedged the Company meets the "no ineffectiveness" criteria of SFAS No. 133 and 138. As such the swap is assumed to be 100% effective and all changes in the fair value of the hedge are recorded in other comprehensive income with no impact on the income statement for any ineffective portion. As of December 31, 2000, the unrealized gain on the cash flow hedge was $148,000, net of income taxes, which was included in the balance of accumulated other comprehensive income. The floating rate TPS II combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized gain on the cash flow hedge approximated the unrealized gain the Company would have incurred if it had issued a fixed rate debt instrument. Under current accounting practices, as required by SFAS No. 133 and 138, the Company was required to record the unrealized gain on the synthetic fixed rate debt instrument, but it would not have been required to record an unrealized gain if it had issued fixed rate debt.

  The notional amount of the swap is $30.0 million with a term of 10 years expiring on September 15, 2008. The Company intends to use the swap as a hedge of the related debt for 10 years. The periodic settlement date of the swap results in the reclassifying as earnings the gains or losses that are reported in accumulated comprehensive income

  The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee.

NOTE 12--INCOME TAXES

  Income tax expense was comprised of the following for the years ended December 31, 2000, 1999 and 1998:

                         2000     1999     1998
                       --------  -------  -------
                        (Dollars in thousands)
   Current:
     Federal           $ 40,677  $22,399  $15,571
     State               14,391    7,513    5,606
                       --------  -------  -------
       Total current     55,068   29,912   21,177
                       --------  -------  -------
   Deferred:
     Federal            (12,566)  (6,515)  (2,346)
     State               (4,364)  (1,774)    (713)
                       --------  -------  -------
       Total deferred   (16,930)  (8,289)  (3,059)
                       --------  -------  -------
       Total expense   $ 38,138  $21,623  $18,118
                       ========  =======  =======

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                  Years ended
                                                 December 31,
                                            -----------------------
                                               2000        1999
                                            ----------- -----------
                                            (Dollars in thousands)
   Allowance for loan losses                $    23,658 $    15,804
   State income taxes                             9,615       4,458
   Deferred compensation                          4,341       2,438
   Unrealized (gains) losses on securities       10,732      10,128
   Accumulated depreciation                       1,252         576
   Net operating losses                              14          14
   Purchase allocation adjustments                  351           8
   Other                                          1,996         322
                                            ----------- -----------
     Net deferred tax asset                 $    51,959 $    33,748
                                            =========== ===========

  Management believes that the Company will fully realize its total deferred income tax assets as of December 31, 2000 based upon the Company's recoverable taxes from prior carryback years, and its current level of operating income.

  At December 31, 2000, the Company had a federal tax net operating loss carryforward of approximately $40,000 expiring in the beginning of the year 2010.

  Under provisions of the United States income tax laws these loss carryovers are subject to limitation due to the acquisition of Pacific Rim Bancorporation in 1998. Management does not believe that these limitations will prevent the realization of the benefit of the loss carryovers during the carryover periods.

  A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2000, 1999 and 1998:

                                              Years ended December 31,
                                             ----------------------------
                                               2000      1999      1998
                                             --------  --------  --------
                                               (Dollars in thousands)
   Statutory federal tax rate                    35.0%     35.0%     35.0%
   California franchise tax expense, net of
    federal income tax benefit                    6.7%      5.6%      6.2%
                                             --------  --------  --------
                                                 41.7%     40.6%     41.2%
   Tax exempt income                             -2.8%     -2.8%     -3.0%
   Contribution of appreciated securities         --       -4.3%     -1.0%
   Nondeductible merger costs                     1.5%      0.2%      0.6%
   Other, net                                    -1.0%     -0.9%     -2.9%
                                             --------  --------  --------
     Effective income tax rate                   39.4%     32.8%     34.9%
                                             ========  ========  ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 13--OTHER INCOME AND OPERATING EXPENSES

  Other income in 2000, 1999 and 1998 included warrant income of $13.0 million, $14.5 million and $945,000 net of related employee incentives of $4.5 million, $7.3 million and $396,000, respectively. The Company occasionally receives warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond the control of the Company, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

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

  Merger and other related nonrecurring costs for the years ended December 31, 2000, 1999 and 1998 were comprised of the following:

                                              2000    1999    1998
                                             ------- ------- ------
                                             (Dollars in thousands)
   Financial advisory and professional fees  $ 7,375 $ 1,627 $1,101
   Charges to conform accounting practices     8,078   2,745    183
   Other costs                                14,649   5,959  1,377
                                             ------- ------- ------
     Total                                   $30,102 $10,331 $2,661
                                             ======= ======= ======

  Other costs include severance and other compensation expenses, charges for the write-off of assets retired as a result of the merger, and other expenses including printing costs and filing fees.

  Other expenses for the years ended December 31, 2000, 1999 and 1998 were comprised of the following:

                                               2000    1999    1998
                                              ------- ------- -------
                                              (Dollars in thousands)
   Legal and other professional fees          $ 4,704 $ 3,371 $ 3,416
   Telephone, postage and supplies              4,657   4,500   3,992
   Marketing and promotion                      4,185   3,492   3,279
   Data processing                              2,132   2,665   1,959
   Client services                              2,081   3,226   2,520
   FDIC insurance and regulatory assessments    1,236     622     553
   Directors fees                               1,098   1,226   1,432
   Insurance                                      462     952     889
   Other real estate owned                         56      13     157
   Other                                        8,147   6,813   7,005
                                              ------- ------- -------
                                              $28,758 $26,880 $25,202
                                              ======= ======= =======

  Occupancy costs for the years ended December 31, 2000, 1999 and 1998 were $12.7 million, $10.7 million and $9.0 million, respectively.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 14--EMPLOYEE BENEFIT PLANS

 Stock Option Plans

  At December 31, 2000, the total authorized shares issuable under the Greater Bay Bancorp 1996 Stock Option Plan, as amended (the "Bancorp Plan") was approximately 9,831,560 shares and the number of shares available for future grants was approximately 2,750,000 shares.

  Options issued under the Bancorp Plan may be granted to employees and nonemployee directors and may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of the Company's stock on the date of grant. The term of an option may not exceed 10 years and generally vests over a five-year period.

  On November 19, 1997, the Company's shareholders approved an amendment of the Bancorp Plan to increase by 1,825,304 the number of shares of Greater Bay stock issuable under the Bancorp Plan. On May 17, 2000, the Company's shareholders approved an additional amendment of the Bancorp Plan to increase by 5,000,000 the number of shares issuable under the Bancorp Plan. These amendments were done to accommodate the increased number of eligible employees as a result of the mergers.

  Under the terms of the respective merger agreements, the stock option plans of Bank of Petaluma, Coast Bancorp, Bank of Santa Clara, Bay Area Bancshares and Bay Commercial Services were terminated at the time of merger and substitute options were issued under the Bancorp Plan. Option holders under the Bank of Petaluma, Coast Bancorp, Bank of Santa Clara, Bay Area Bancshares and Bay Commercial Services plans received substitute options to purchase 239,880 shares, 379,596 shares, 471,840 shares, 59,668 shares and 216,636 shares of Greater Bay stock, respectively.

  During 2000, the Company assumed the Mt. Diablo Bancshares 1992 Stock Option Plan, as amended. Options outstanding under that plan were converted to options to purchase 145,428 shares of Greater Bay stock. At December 31, 2000 the total number of authorized shares issuable under that plan was 686,304 shares, and the number of shares available for future grant was 51,695 shares.

  A summary of the Company's stock options as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                                  2000             1999             1998
                            ----------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     average          average          average
                            Shares   exercise Shares  exercise Shares  exercise
                            (000's)   price   (000's)  price   (000's)  price
                            -------  -------- ------  -------- ------  --------
Outstanding at beginning
 of year                     6,122    $11.65  5,360    $ 9.04  4,379    $ 5.71
Granted                      1,433     35.00  1,582     17.81  1,697     15.65
Exercised                   (1,446)     6.28   (667)     5.06   (648)     3.85
Forfeited                     (220)    13.51   (153)    12.59    (67)     8.41
                            ------    ------  -----    ------  -----    ------
Outstanding at end of year   5,889     18.58  6,122     11.65  5,361      9.04
                            ======    ======  =====    ======  =====    ======
Options exercisable at
 year-end                    2,518     10.63  2,671      7.12  2,534      4.71
                            ======    ======  =====    ======  =====    ======
Weighted average fair
 value of options granted
 during the year                      $15.34           $ 5.94           $ 5.42
                                      ======           ======           ======

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 2000.

                       Options outstanding       Options exercisable
                  ------------------------------ --------------------
                              Weighted
                               average  Weighted             Weighted
                    Number    remaining average    Number    average
   Exercise       outstanding    life   exercise exercisable exercise
   price range      (000's)    (years)   price     (000's)    price
   -----------    ----------- --------- -------- ----------- --------
   $0.77-$9.87       1,330      4.76     $ 5.17     1,242     $ 5.15
   $10.56-$19.25     3,025      7.79      16.49     1,156      15.35
   $20.56-$29.50       270      8.47      21.86       121      21.83
   $30.25-$37.13     1,263      9.96      36.94       --         --

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

  The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in its accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below:

                                       December 31,
                                  -----------------------
                                   2000    1999    1998
                                  ------- ------- -------
                                  (Dollars in thousands,
                                     except per share
                                         amounts)
   Net income:
     As reported                  $58,540 $44,184 $33,784
     Pro forma                    $56,346 $40,835 $31,316

   Basic net income per share:
     As reported                  $  1.42 $  1.16 $  0.91
     Pro forma                    $  1.37 $  1.07 $  0.85

   Diluted net income per share:
     As reported                  $  1.35 $  1.10 $  0.85
     Pro forma                    $  1.30 $  1.01 $  0.79

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999, and 1998, respectively; dividend yield of 1.5%, 1.5% and 1.75%, expected volatility of 48.96%, 29.69% and 39.84%; risk free rates of 4.89%, 6.29% and 4.54%. The weighted average expected life is 5 years. No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

                     GREATER BAY BANCORP AND SUBSIDIARIES

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

  For the years ended December 31, 2000, 1999 and 1998, the Company contributed $1.5 million, $1.3 million and $1.1 million, respectively to the 401(k) plan.

 Employee Stock Purchase Plan

  The Company has established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code which allows eligible employees to set aside up to 15% of their compensation toward the purchase of the Company's stock for an aggregate total of 729,272 shares. Under the plan the purchase price is 85% of the lower of the fair value at the beginning or end of each three month offering period. During 2000, 1999 and 1998, employees purchased 93,356, 83,302 and 59,340 shares of common stock, respectively. There were 456,190 shares remaining in the plan available for purchase by employees at December 31, 2000.

 Supplemental Employee Compensation Benefits Agreements

  The Company has entered into supplemental employee compensation benefits agreements with certain executive and senior officers. Under these agreements, the Company is generally obligated to provide for each such employee or their beneficiaries, during their life for a period of up to 15 to 20 years after the employee's disability or retirement, benefits as defined in each specific agreement. The agreement also provides for a death benefit for the employee. The estimated present value of future benefits to be paid is being accrued over the vesting period of the participants. The related accumulated accrued liability at December 31, 2000 and 1999 is approximately $5.4 million and $3.5 million, respectively. The actuarial assumptions used for determining the present value of the projected benefit obligation include a 7% discount rate. Expenses accrued for this plan for the years December 31, 2000, 1999 and 1998 totaled $1.5 million, $896,000 and $602,000, respectively. Depending on the agreement, the Company and the employees are beneficiaries of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2000 and 1999, the Company's cash surrender value of these policies was approximately $64.9 million and $45.4 million, respectively and is included in other assets. The income recognized on these polices was $2.2 million, $1.5 million and $953,000 in 2000, 1999 and 1998, respectively, and is included in other income. A portion of the invested assets have been placed into secular trusts established in 1999 in behalf of the executive officers of the Company.

 Deferred Compensation Plan

  Effective November 19, 1997, the Company adopted the Greater Bay Bancorp 1997 Elective Deferral Compensation Plan (the "Deferred Plan") that allows eligible officers and directors of the Company to defer a portion of their bonuses, director fees and other compensation. The deferred compensation will earn interest calculated annually based on a short-term interest reference rate. All participants are fully vested at all times in their contributions to the Deferred Plan. At December 31, 2000 and 1999, $3.1 million and $1.9 million, respectively, of deferred compensation under this plan is included in other liabilities in the accompanying consolidated balance sheets.

  Additionally, under deferred compensation agreements that were established at Bank of Petaluma, Coast Commercial Bank and Peninsula Bank of Commerce prior to their mergers with the Company, there was approximately $2.1 million and $1.1 million of deferred compensation which is included in other liabilities at December 31, 2000 and 1999, respectively.

                     GREATER BAY BANCORP AND SUBSIDIARIES

 Change in Control

  In the event of a change in control, the supplemental employee compensation benefits agreements with certain executive and senior officers may require the Company to make certain payments under those agreements. The Company also has plans in place, which would require certain payments be made to any employee whose employment is terminated pursuant to a change in control. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

NOTE 15--RELATED PARTY TRANSACTIONS

  The Company has, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equal to those entered into in arms length transactions and are made subject to approval by the Directors' Loan Committee and the Board of Directors of the Bank extending the credit. An analysis of total loans to related parties for the years ended December 31, 2000, 1999 and 1998 is shown below:

                                             2000      1999     1998
                                           --------  --------  -------
                                            (Dollars in thousands)
   Balance, January 1                      $ 26,110  $ 46,866  $21,432
   Additions                                 51,818    27,883   45,019
   Repayments                               (27,178)  (48,639) (19,585)
                                           --------  --------  -------
   Balance, December 31                    $ 50,750  $ 26,110  $46,866
                                           ========  ========  =======
     Undisbursed commitments, at year end  $ 39,544  $ 11,113  $ 8,430
                                           ========  ========  =======

NOTE 16--COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases certain facilities at which it conducts its operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2000 are below:

                                   (Dollars
                                      in
                                  thousands)
        Years ended December 31,
          2001                     $ 7,474
          2002                       6,191
          2003                       5,579
          2004                       4,943
          2005                       4,739
          Thereafter                34,012
                                   -------
            Total                  $62,938
                                   =======

  The Company subleases that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 2000, 1999, and 1998 was $1.3 million, $1.3 million and $1.2 million, respectively. Gross rental expense for the years ended December 31, 2000, 1999, and 1998 was $7.9 million, $6.9 million, and $5.4 million, respectively.

                     GREATER BAY BANCORP AND SUBSIDIARIES

 Other Commitments and Contingencies

  In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. Commitments to fund loans were $1.2 billion and $948.8 million and letters of credit were $116.4 million and $58.4 million, at December 31, 2000 and 1999, respectively. The Company's exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2000, no losses are anticipated as a result of these commitments.

  Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $498.3 million of these commitments relate to real estate construction and land loans and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

NOTE 17--SHAREHOLDERS' RIGHTS PLAN

  In 1998 Greater Bay adopted a shareholder rights plan designed to maximize the long-term value of the Company and to protect the Company's shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

  In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on November 28, 1998. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $145.00, subject to adjustment, upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board, each right enables its holder (other than the acquirer) to purchase the Preferred Stock at 50% of the market price. Further, in the event the Company is acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for common shares of the Company. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

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

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 18--REGULATORY MATTERS

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

  Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2000 and 1999 the Company and the Banks met all capital adequacy requirements to which they are subject. Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC or OCC categorized each of the Banks as well-capitalized. To be categorized as well-capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since that notification that management believes have changed the risk-based capital category of any of the Banks.

                      GREATER BAY BANCORP AND SUBSIDIARIES

  The Company and the Banks' actual 2000 and 1999 capital amounts and ratios are as follows:

                                                               To be well
                                                              capitalized
                                                              under prompt
                                              For capital      corrective
                                                adequacy         action
                                 Actual         purposes       provisions
                             --------------  --------------  --------------
As of December 31, 2000       Amount  Ratio   Amount  Ratio   Amount  Ratio
-----------------------      -------- -----  -------- -----  -------- -----
                                        (Dollars in thousands)
Total Capital (To Risk
 Weighted Assets):
  Greater Bay Bancorp        $475,891 10.70% $355,806 8.00%  $444,609   N/A
  Bank of Petaluma             19,054 12.05    12,650 8.00     15,811 10.00%
  Bank of Santa Clara          36,956 11.13    26,563 8.00     33,203 10.00
  Bay Area Bank                18,664 10.49    14,234 8.00     17,790 10.00
  Bay Bank of Commerce         14,111 10.55    10,700 8.00     13,380 10.00
  Coast Commercial Bank        42,724 15.16    22,546 8.00     28,176 10.00
  Cupertino National Bank     150,395 10.14   118,655 8.00    148,276 10.00
  Golden Gate Bank             20,541 10.13    16,222 8.00     20,280 10.00
  Mid-Peninsula Bank           91,401 10.19    71,757 8.00     89,670 10.00
  Mt. Diablo National Bank     26,493 11.30    18,756 8.00     23,449 10.00
  Peninsula Bank of Commerce   27,228 10.89    20,002 8.00     25,003 10.00

Tier 1 Capital (To Risk
 Weighted Assets):
  Greater Bay Bancorp        $417,847  9.40% $177,807 4.00%  $266,765   N/A
  Bank of Petaluma             17,058 10.79     6,324 4.00      9,487  6.00%
  Bank of Santa Clara          32,779  9.87    13,284 4.00     19,922  6.00
  Bay Area Bank                16,419  9.23     7,115 4.00     10,674  6.00
  Bay Bank of Commerce         12,422  9.28     5,354 4.00      8,028  6.00
  Coast Commercial Bank        39,181 13.91    11,267 4.00     16,905  6.00
  Cupertino National Bank     131,684  8.88    59,317 4.00     88,966  6.00
  Golden Gate Bank             17,993  8.87     8,114 4.00     12,168  6.00
  Mid-Peninsula Bank           80,155  8.94    35,864 4.00     53,802  6.00
  Mt. Diablo National Bank     23,539 10.04     9,378 4.00     14,070  6.00
  Peninsula Bank of Commerce   24,081  9.63    10,002 4.00     15,002  6.00

Tier 1 Capital Leverage (To
 Average Assets):
  Greater Bay Bancorp        $417,847  8.77% $190,580 4.00%  $238,331   N/A
  Bank of Petaluma             17,058  8.23     8,291 4.00     10,363  5.00%
  Bank of Santa Clara          32,779  8.18    16,029 4.00     20,035  5.00
  Bay Area Bank                16,419  8.18     8,029 4.00     10,041  5.00
  Bay Bank of Commerce         12,422  7.55     6,581 4.00      8,230  5.00
  Coast Commercial Bank        39,181  9.12    17,185 4.00     21,488  5.00
  Cupertino National Bank     131,684  9.06    58,139 4.00     72,693  5.00
  Golden Gate Bank             17,993  6.34    11,352 4.00     14,188  5.00
  Mid-Peninsula Bank           80,155  7.66    31,392 3.00     52,295  5.00
  Mt. Diablo National Bank     23,539  8.15    11,553 4.00     14,443  5.00
  Peninsula Bank of Commerce   24,081  7.99    12,056 4.00     15,067  5.00

                      GREATER BAY BANCORP AND SUBSIDIARIES

                                                              To be well
                                                              capitalized
                                                             under prompt
                                              For capital     corrective
                                                adequacy        action
                                 Actual         purposes      provisions
                             --------------  --------------  -------------
As of December 31, 1999       Amount  Ratio   Amount  Ratio  Amount  Ratio
-----------------------      -------- -----  -------- -----  ------- -----
                                       (Dollars in thousands)
Total Capital (To Risk
 Weighted Assets):
  Greater Bay Bancorp        $343,091 11.07% $247,943 8.00%            N/A
  Bank of Petaluma             17,537 11.70    11,991 8.00   $17,537 10.00%
  Bank of Santa Clara          33,672 11.91    22,618 8.00    28,272 10.00
  Bay Area Bank                15,104 10.50    11,511 8.00    14,398 10.00
  Bay Bank of Commerce         12,004 10.12     9,484 8.00    11,856 10.00
  Coast Commercial Bank        37,426 13.80    21,771 8.00    27,213 10.00
  Cupertino National Bank      97,081 11.03    70,398 8.00    87,997 10.00
  Golden Gate Bank             14,645 10.19    11,494 8.00    14,368 10.00
  Mid-Peninsula Bank           65,923 10.02    52,656 8.00    65,820 10.00
  Mt. Diablo National Bank     15,192  8.20    14,823 8.00    18,529 10.00
  Peninsula Bank of Commerce   22,458 10.86    16,544 8.00    20,680 10.00

Tier 1 Capital (To Risk
 Weighted Assets):
  Greater Bay Bancorp        $302,073  9.75% $123,927 4.00%            N/A
  Bank of Petaluma             15,941 10.64     5,993 4.00   $15,941  6.00%
  Bank of Santa Clara          31,368 11.09    11,314 4.00    16,971  6.00
  Bay Area Bank                13,285  9.23     5,756 4.00     8,634  6.00
  Bay Bank of Commerce         10,507  8.86     4,742 4.00     7,113  6.00
  Coast Commercial Bank        34,020 12.50    10,885 4.00    16,328  6.00
  Cupertino National Bank      82,337  9.36    35,199 4.00    52,798  6.00
  Golden Gate Bank             12,846  8.94     5,747 4.00     8,621  6.00
  Mid-Peninsula Bank           57,692  8.77    26,328 4.00    39,492  6.00
  Mt. Diablo National Bank     12,875  6.95     7,411 4.00    11,117  6.00
  Peninsula Bank of Commerce   19,859  9.60     8,272 4.00    12,408  6.00

Tier 1 Capital Leverage (To
 Average Assets):
  Greater Bay Bancorp        $302,073  8.24% $146,637 4.00%            N/A
  Bank of Petaluma             15,941  8.29     7,692 4.00   $15,941  5.00%
  Bank of Santa Clara          31,368  9.29    12,782 4.00    15,977  5.00
  Bay Area Bank                13,285  7.80     6,815 4.00     8,519  5.00
  Bay Bank of Commerce         10,507  7.12     5,900 4.00     7,375  5.00
  Coast Commercial Bank        34,020  9.40    14,538 4.00    18,172  5.00
  Cupertino National Bank      82,337  8.05    40,896 4.00    51,120  5.00
  Golden Gate Bank             12,846  6.55     7,844 4.00     9,805  5.00
  Mid-Peninsula Bank           57,692  7.47    30,883 3.00    38,604  5.00
  Mt. Diablo National Bank     12,875  7.76     7,828 4.00     9,785  5.00
  Peninsula Bank of Commerce   19,859  7.32    10,847 4.00    13,559  5.00

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 19--EARNINGS PER SHARE

  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2000, 1999 and 1998.

                                              For the year ended December 31,
                                                           2000
                                            -----------------------------------
                                              Income       Shares     Per share
                                            (numerator) (denominator)  amount
                                            ----------- ------------- ---------
                                               (Dollars in thousands, except
                                                    per share amounts)
   Net income                                 $58,540
   Basic net income per share:
     Income available to common
      shareholders                             58,540    41,229,000     $1.42
   Effect of dilutive securities:
     Stock options                                --      2,276,000
                                              -------    ----------     -----
   Diluted net income per share:
     Income available to common
      shareholders and assumed conversions    $58,540    43,505,000     $1.35
                                              =======    ==========     =====

                                              For the year ended December 31,
                                                           1999
                                            -----------------------------------
                                              Income       Shares     Per share
                                            (numerator) (denominator)  amount
                                            ----------- ------------- ---------
                                               (Dollars in thousands, except
                                                    per share amounts)
   Net income                                 $44,184
   Basic net income per share:
     Income available to common
      shareholders                             44,184    38,245,000     $1.16
   Effect of dilutive securities:
     Stock options                                --      2,059,000
                                              -------    ----------     -----
   Diluted net income per share:
     Income available to common
      shareholders and assumed conversions    $44,184    40,304,000     $1.10
                                              =======    ==========     =====

                                              For the year ended December 31,
                                                           1998
                                            -----------------------------------
                                              Income       Shares     Per share
                                            (numerator) (denominator)  amount
                                            ----------- ------------- ---------
                                               (Dollars in thousands, except
                                                    per share amounts)
   Net income                                 $33,784
   Basic net income per share:
     Income available to common
      shareholders                             33,784    37,049,000     $0.91
   Effect of dilutive securities:
     Stock options                                --      2,590,000
                                              -------    ----------     -----
   Diluted net income per share:
     Income available to common
      shareholders and assumed conversions    $33,784    39,639,000     $0.85
                                              =======    ==========     =====

                      GREATER BAY BANCORP AND SUBSIDIARIES

  There were options to purchase 66,000, 1,037,000 shares and 304,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the years ended December 31, 2000, 1999 and 1998, respectively.

  All years presented have been restated to reflect the 2-for-1 stock splits effective on April 30, 1998 and October 4, 2000.

  Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2000 mergers with Bank of Petaluma at a 0.5731 conversion ratio, Bank of Santa Clara at a 0.8499 conversion ratio, Coast Bancorp at a 0.6338 conversion ratio and Mt. Diablo Bancshares at a 0.9532 conversion ratio, 1999 mergers with Bay Commercial Services at a 0.6833 conversion ratio and Bay Area Bancshares at a 1.38682 conversion ratio, the 1998 mergers with Pacific Rim Bancorporation and Pacific Business Funding Corporation at a total of 1,901,496 and 596,000 shares, respectively, and the 1997 merger with PBC at a 0.96550 conversion ratio.

                      GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 20--PARENT COMPANY ONLY--CONDENSED FINANCIAL STATEMENTS

  The financial statements of Greater Bay Bancorp (parent company only) are presented below:

                      PARENT COMPANY ONLY--BALANCE SHEETS

                                                 December 31,
                                               ------------------
                                                 2000      1999
                                               --------  --------
                                                  (Dollars in
                                                  thousands)

                    ASSETS
                    ------

Cash and cash equivalents                      $ 19,067  $  2,837
Investment in subsidiaries                      412,566   282,079
Other investments                                25,634    16,143
Other assets                                     25,172    18,773
                                               --------  --------
    Total assets                               $482,439  $319,832
                                               ========  ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Subordinated debt                              $103,609  $ 58,547
Other borrowings                                 15,000     7,000
Other liabilities                                41,465     1,390
                                               --------  --------
    Total liabilities                           160,074    66,937
Shareholders' equity:
  Common stock                                  173,276   148,611
  Accumulated other comprehensive income         (6,552)   (9,158)
  Retained earnings                             155,641   113,442
                                               --------  --------
    Total shareholders' equity                  322,365   252,895
                                               --------  --------
    Total liabilities and shareholders' equity $482,439  $319,832
                                               ========  ========

                      GREATER BAY BANCORP AND SUBSIDIARIES

                 PARENT COMPANY ONLY--STATEMENTS OF OPERATIONS

                                               Years ended December 31,
                                              ----------------------------
                                                2000      1999      1998
                                              --------  --------  --------
                                                (Dollars in thousands)
Income:
  Interest income                             $  3,634  $    521  $  1,073
  Cash dividend from subsidiaries               10,560     1,580     3,015
Other income                                     1,379       --         71
                                              --------  --------  --------
    Total                                       15,573     2,101     4,159
                                              --------  --------  --------
Expenses:
  Interest expense                               8,536     4,382     3,195
  Salaries                                      22,280    17,138     8,952
  Occupancy and equipment                        6,416     3,821     2,031
  Merger expenses                               12,479     3,283     1,877
  Other expenses                                 7,470     5,804     3,596
  Less: rentals and fees received from Banks   (41,480)  (27,653)  (15,866)
                                              --------  --------  --------
    Total                                       15,701     6,775     3,785
                                              --------  --------  --------
Income (loss) before taxes and equity in
 undistributed net income of subsidiaries         (128)   (4,674)      374
Income tax benefit                              (3,447)   (2,685)   (1,668)
                                              --------  --------  --------
Income (loss) before equity in undistributed
 net income of subsidiaries                      3,319    (1,989)    2,042
                                              --------  --------  --------
Equity in undistributed net income of
 subsidiaries                                   55,221    46,173    31,742
                                              --------  --------  --------
    Net income                                $ 58,540  $ 44,184  $ 33,784
                                              ========  ========  ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

                 PARENT COMPANY ONLY--STATEMENTS OF CASH FLOWS

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Cash flows-operating activities
Net income                                       $ 58,540  $ 44,184  $ 33,784
Reconciliation of net income to net cash from
 operations:
Equity in undistributed net income of
 subsidiaries                                     (55,221)  (46,173)  (31,716)
  Net change in other assets                       (7,495)   (9,791)   (4,598)
  Net change in other liabilities                  42,379     4,420     2,140
                                                 --------  --------  --------
    Operating cash flow, net                       38,203    (7,360)     (390)
                                                 --------  --------  --------
Cash flows-investing activities
Purchases of available for sale securities        (51,517)  (20,825)  (84,130)
Proceeds from sale and maturities of available
 for sale securities                                3,000    20,980    71,939
Proceeds from sale of OREO                            224       --        407
Dividends from subsidiaries                        10,560     4,166     3,449
Capital contribution to the subsidiaries          (46,800)  (27,218)  (17,500)
                                                 --------  --------  --------
    Investing cash flows, net                     (84,533)  (22,897)  (25,835)
                                                 --------  --------  --------
Cash flows-financing activities
Net change in other borrowings                      2,562     7,000       --
Repurchase of common stock                            --        --     (2,651)
Proceeds from issuance of subordinated debt        50,500       --     30,000
Proceeds from sale of common stock                 23,704    26,013     5,661
Payment of cash dividends                         (14,206)   (7,622)   (7,193)
                                                 --------  --------  --------
    Financing cash flows, net                      62,560    25,391    25,817
                                                 --------  --------  --------
Net increase in cash and cash equivalents          16,230    (4,866)     (408)
Cash and cash equivalents at the beginning of
 the year                                           2,837     7,703     8,111
                                                 --------  --------  --------
    Cash and cash equivalents at end of the year $ 19,067  $  2,837  $  7,703
                                                 ========  ========  ========

NOTE 21--RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

  Total dividends which may be declared by the Banks without receiving prior approval from regulatory authorities are limited to the lesser of the Banks' retained earnings or the net income of the Banks for the latest three fiscal years, less dividends previously declared during that period.

  The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to Greater Bay unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited to 10% of the Banks' shareholders' equity, or a maximum of $40.1 million at December 31, 2000. No such advances were made during 2000 or exist as of December 31, 2000.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 22--FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments. The estimated fair value of financial instruments of the Company as of December 31, 2000 and 1999 are as follows:

                                             2000                1999
                                      ------------------- -------------------
                                      Carrying    Fair    Carrying    Fair
                                       Amount     Value    Amount     Value
                                      --------- --------- --------- ---------
                                              (Dollars in thousands)
Financial assets:
  Cash and due from banks             $ 270,774 $ 270,774 $ 147,222 $ 147,222
  Short term investments and Fed
   Funds Sold                           138,056 $ 138,056   249,107   249,107
  Investment securities                 962,277   972,610   750,516   722,262
  Loans, net                          3,517,408 3,545,022 2,416,423 2,396,640
Financial liabilities:
  Deposits:
    Demand, noninterest-bearing       1,003,828 1,003,828   727,613   756,604
    MMDA, NOW and Savings             2,082,708 2,082,708 1,838,868 1,809,877
    Time certificates, $100,000 and
     over                               784,118   784,334   534,662   528,735
    Other time certificates             294,407   294,201   161,745   162,963
  Other borrowings                      431,228   431,572   117,052   116,242
  Subordinated debt                         --        --        --        --
  Company obligated mandatory
   redeemable preferred securities of
   subsidiary trust holding solely
   junior subordinated debentures        99,500    92,365    49,000    48,468

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

                     GREATER BAY BANCORP AND SUBSIDIARIES

 Deposit Liabilities and Borrowings

  The fair value for all deposits without fixed maturities and short term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of core deposits does not reflect the market core deposits premium of approximately 10%--12%. Additionally, the fair value of deposits does not include the benefit that results from the low cost of funding provided by the Company's deposits as compared to the cost of borrowing funds in the market.

 Commitments to Extend Credit and Standby Letters of Credit

  The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the above table.

 Limitations

  These fair value disclosures represent management's best estimates, based on relevant market information and information about the financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 23--ACTIVITY OF BUSINESS SEGMENTS

  The accounting policies of the segments are described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges allocating all corporate-headquarters costs to each of its operating segments. Intersegment revenue is recorded at prevailing market terms and rates and is not significant to the results of the segments. This revenue is eliminated in consolidation. The Company evaluates the performances of its segments and allocates resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

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

                     GREATER BAY BANCORP AND SUBSIDIARIES

  The following table shows each segments key operating results and financial position for the years ended or as of December 31, 2000, 1999 and 1998:

                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                          Community    Trust    Community    Trust    Community    Trust
                           banking   operations  banking   operations  banking   operations
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (Dollars in thousands)
Net interest income       $  236,315  $    551  $  156,097  $    369  $  128,945  $    859
Other income                  28,283     3,753      39,972     3,007      19,453     2,488
Operating expenses            83,737     2,703     149,042     2,863     104,085     2,429
Net income before income
 taxes(1)                    152,765     1,601      98,167       121      68,648       918
Total assets               4,647,939       --    3,702,369       --    3,820,326       --
Deposits                   4,107,898    57,163   3,205,057    57,831   2,395,945    67,539
Assets under management          --    773,791         --    697,435         --    649,336

--------
(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

  A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 2000, 1999 and 1998 is presented below.

                                              As of and for year ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                               (Dollars in thousands)
Net interest income and other income
  Total segment net interest income and
   other income                           $  268,902  $  207,231  $  151,745
  Parent company net interest income and
   other income                               (4,400)     (3,893)     (1,357)
                                          ----------  ----------  ----------
    Consolidated net interest income and
     other income                         $  264,502  $  203,338  $  150,388
                                          ==========  ==========  ==========
Net income before taxes
  Total segment net income before income
   taxes                                  $  154,366  $   98,288  $   69,566
  Parent company net income before income
   taxes                                     (40,572)    (32,393)    (17,664)
                                          ----------  ----------  ----------
    Consolidated net income before income
     taxes                                $  113,794  $   65,895  $   51,902
                                          ==========  ==========  ==========
Total assets
  Total segment assets                    $4,647,939  $3,702,369  $2,820,326
  Parent company segment assets              482,439      34,360      36,920
                                          ----------  ----------  ----------
    Consolidated total assets             $5,130,378  $3,736,729  $2,857,246
                                          ==========  ==========  ==========

                      GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 24--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following table presents the summary results for the stated eight quarters:

                                      For the quarter ended
                           --------------------------------------------
                                                       June
                           December 31, September 30,   30,   March 31,
                               2000         2000       2000     2000
                           ------------ ------------- ------- ---------
                             (Dollars in thousands, except per share
                                              data)
Interest income              $104,376      $96,612    $87,538  $79,837
Net interest income            65,478       59,760     56,521   50,204
Provision for loan losses       6,316        7,844      8,312    5,624
Other income                    8,790       10,842      8,657   17,236
Other expenses                 33,408       30,515     29,454   29,235
Income before taxes            31,011       25,206     20,668   30,192
Net income                     17,950       12,869     10,425   17,296
Net income per share:
  Basic                      $   0.43      $  0.31    $  0.25  $  0.43
  Diluted                    $   0.41      $  0.29    $  0.24  $  0.42

                                      For the quarter ended
                           --------------------------------------------
                                                       June
                           December 31, September 30,   30,   March 31,
                               1999         1999       1999     1999
                           ------------ ------------- ------- ---------
                             (Dollars in thousands, except per share
                                              data)
Interest income              $ 73,124      $66,160    $60,934  $55,159
Net interest income            46,546       42,713     39,306   35,997
Provision for loan losses       6,383        3,977      2,216    1,463
Other income                   23,725        7,705      5,780    5,769
Other expenses                 46,326       26,744     29,833   24,705
Income before taxes            17,563       19,697     13,037   15,598
Net income                     14,240       12,337      8,124    9,483
Net income per share:
  Basic                      $   0.36      $  0.32    $  0.21  $  0.25
  Diluted                    $   0.34      $  0.31    $  0.20  $  0.24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Greater Bay Bancorp:

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 30, 2001