Form 10-Q
period 2001-03-31
GREATER BAY BANCORP
filed 2001-05-07
CIK 775473

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-Q


(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from ___________ to _____________.

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


Outstanding shares of Common Stock, no par value, as of May 1, 2001: 42,541,283

                              GREATER BAY BANCORP


                                     INDEX

                     Part I.    Financial Information

Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000..............................   3

              Consolidated Statements of Operations
              for the Three Months Ended March 31, 2001 and 2000................   4

              Consolidated Statements of Comprehensive Income
              for the Three Months Ended March 31, 2001 and 2000................   5

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000........................   6

              Notes to Consolidated Financial Statements........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............  31

                     Part II.  Other Information

Item 1.  Legal Proceedings......................................................  35

Item 2.  Changes in Securities and Use of Proceeds..............................  35

Item 3.  Default Upon Senior Securities.........................................  35

Item 4.  Submission of Matters to a Vote of Securities Holders..................  35

Item 5.  Other Information......................................................  35

Item 6.  Exhibits and Reports on Form 8-K.......................................  35

             Signatures.........................................................  36


GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2001               December 31,
(Dollars in thousands)                                                          (unaudited)                     2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $       206,156             $       270,774
Federal funds sold                                                                       85,000                     138,000
Other short term securities                                                                  57                          56
                                                                          ---------------------       ---------------------
       Cash and cash equivalents                                                        291,213                     408,830
Investment securities:
    Available for sale, at fair value                                                 1,176,640                     578,172
    Held to maturity, at amortized cost (fair value 2000: $364,787)                           -                     354,454
    Other securities                                                                     40,273                      29,651
                                                                          ---------------------       ---------------------
       Investment securities                                                          1,216,913                     962,277
Total loans:
    Commercial                                                                        1,595,293                   1,562,712
    Term real estate - commercial                                                       992,777                     967,428
                                                                          ---------------------       ---------------------
       Total commercial                                                               2,588,070                   2,530,140
    Real estate construction and land                                                   701,414                     691,912
    Real estate other                                                                   233,538                     176,568
    Consumer and other                                                                  216,064                     216,459
    Deferred loan fees and discounts                                                    (13,461)                    (13,657)
                                                                          ---------------------       ---------------------
       Total loans, net of deferred fees                                              3,725,625                   3,601,422
    Allowance for loan losses                                                           (85,914)                    (84,014)
                                                                          ---------------------       ---------------------
       Total loans, net                                                               3,639,711                   3,517,408
Property, premises and equipment, net                                                    37,084                      33,860
Interest receivable and other assets                                                    221,325                     208,003
                                                                          ---------------------       ---------------------
                Total assets                                                    $     5,406,246             $     5,130,378
                                                                          =====================       =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                 $       897,229             $     1,003,828
    MMDA, NOW and savings                                                             2,108,098                   2,082,708
    Time certificates, $100,000 and over                                                777,901                     784,118
    Other time certificates                                                             490,402                     294,407
                                                                          ---------------------       ---------------------
Total deposits                                                                        4,273,630                   4,165,061
Other borrowings                                                                        572,828                     431,228
Other liabilities                                                                       105,922                     112,224
                                                                          ---------------------       ---------------------
              Total liabilities                                                       4,952,380                   4,708,513
                                                                          ---------------------       ---------------------

Company obligated mandatorily redeemable cumulative trust
    preferred securities of subsidiary trusts holding solely junior
    subordinated debentures                                                              99,500                      99,500

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Preferred stock, no par value: 4,000,000 shares authorized;
      none issued                                                                             -                           -
    Common stock, no par value: 80,000,000 shares authorized;
        42,546,142 and 41,929,173 shares issued and outstanding
        as of March 31, 2001 and December 31, 2000, respectively                        179,835                     173,276
    Accumulated other comprehensive income (loss)                                         1,596                      (6,552)
    Retained earnings                                                                   172,935                     155,641
                                                                          ---------------------       ---------------------
              Total shareholders' equity                                                354,366                     322,365
                                                                          ---------------------       ---------------------
                Total liabilities and shareholders' equity                     $      5,406,246             $     5,130,378
                                                                          =====================       =====================

--------------------
See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                               Three months ended March 31,
                                                                         --------------------------------------
(Dollars in thousands, except per share amounts)                                 2001                  2000*
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans                                                                $ 88,944               $61,577
Interest on investment securities:
    Taxable                                                                        14,502                11,671
    Tax - exempt                                                                    2,130                 2,003
                                                                         ----------------      ----------------
          Total interest on investment securities                                  16,632                13,674
Other interest income                                                               1,118                 4,586
                                                                         ----------------      ----------------
    Total interest income                                                         106,694                79,837
                                                                         ----------------      ----------------

INTEREST EXPENSE
Interest on deposits                                                               34,478                27,860
Interest on long term borrowings                                                    2,143                   144
Interest on other borrowings                                                        3,827                 1,670
                                                                         ----------------      ----------------
          Total interest expense                                                   40,448                29,674
                                                                         ----------------      ----------------
             Net interest income                                                   66,246                50,163
Provision for loan losses                                                           6,928                 5,624
                                                                         ----------------      ----------------
             Net interest income after provision for loan losses                   59,318                44,539
                                                                         ----------------      ----------------

OTHER INCOME
Loan and international banking fees                                                 3,101                 1,176
Service charges and other fees                                                      2,013                 2,147
Gain on sale of investments, net                                                    1,578                    (1)
Trust fees                                                                            886                   847
Gain on sale of SBA loans                                                             835                   696
ATM network revenue                                                                   662                   650
Other income                                                                        1,656                 3,112
                                                                         ----------------      ----------------
    Total recurring                                                                10,731                 8,627
Warrant income, net                                                                     -                 8,609
                                                                         ----------------      ----------------
    Total                                                                          10,731                17,236
                                                                         ----------------      ----------------
OPERATING EXPENSES
Compensation and benefits                                                          18,405                15,825
Occupancy and equipment                                                             5,863                 5,285
Dividends paid on Trust Preferred Securities                                        2,458                 1,058
Legal and other professional fees                                                   1,387                 1,110
Telephone, postage and supplies                                                     1,323                 1,140
Marketing and promotion                                                             1,235                   935
Client services                                                                       644                   545
FDIC insurance and regulatory assessments                                             273                   250
Directors fees                                                                        267                   233
Other real estate owned                                                                 -                    10
Other                                                                               3,735                 2,803
                                                                         ----------------      ----------------
      Total, recurring                                                             35,590                29,194
Merger and other related nonrecurring costs                                             -                 3,881
                                                                         ----------------      ----------------
      Total operating expenses                                                     35,590                33,075
                                                                         ----------------      ----------------
             Income before provision for income taxes                              34,459                28,700
Provision for income taxes                                                         12,928                11,404
                                                                         ----------------      ----------------

             Net income                                                          $ 21,531               $17,296
                                                                         ================      ================

Net income per share - basic**                                                      $0.51                 $0.43
                                                                         ================      ================

Net income per share - diluted**                                                    $0.49                 $0.42
                                                                         ================      ================

------------
*Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

**Restated to reflect 2 - for - 1 stock split effective on October 4, 2000.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                            Three months ended March 31,
                                                                                        -------------------------------------
(Dollars in thousands)                                                                      2001                       2000*
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $   21,531                 $  17,296
                                                                                        ----------                 ---------

Other comprehensive income (loss):
      Unrealized gains on securities:
             Unrealized holding gains (losses) arising during period
                  (net of taxes of $11,723 and $(1,229) for the three months
                  ended March 31, 2001 and 2000, respectively)                              16,765                     (1,757)
             Reclassification adjustment for gains (losses) included
                  in net income                                                                914                         (1)
                                                                                        ----------                 ----------
      Net change                                                                            15,851                     (1,756)

      Cash flow hedge:
             Net derivative gains (losses) arising during period
                  (net of taxes of $(684) and $177 for the three months
                  ended March 31, 2001 and 2000, respectively)                                (978)                       253
             Reclassification adjustment for income included
                  in net income (net of taxes of $18 and $1 for the
                  three months ended March 31, 2001 and 2000, respectively)                     25                          2
                                                                                        ----------                 ----------
      Net change                                                                            (1,003)                       251

            Other comprehensive income (loss)                                               14,848                     (1,505)
                                                                                        ----------                 ----------
                 Comprehensive income                                                   $   36,379                 $   15,791
                                                                                        ==========                 ==========

------------
* Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                Three months ended March 31,
                                                                             ------------------------------------
(Dollars in thousands)                                                          2001                       2000*
-----------------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                                   $  21,531                  $  17,296
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                    6,928                      5,624
    Depreciation and amortization                                                2,319                      1,677
    Deferred income taxes                                                         (782)                    (1,856)
    (Gain) loss on sale of investments, net                                      1,579                         (5)
    Changes in:
        Accrued interest receivable and other assets                             1,440                    (18,007)
        Accrued interest payable and other liabilities                          (8,006)                     7,130
        Deferred loan fees and discounts, net                                     (196)                       918
                                                                             ---------                  ---------
Operating cash flows, net                                                       24,813                     12,777
                                                                             ---------                  ---------

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
    Held to maturity                                                                 -                     18,496
    Available for sale                                                         115,833                        328
Purchase of investment securities:
    Held to maturity                                                                 -                    (98,098)
    Available for sale                                                        (418,293)                   (44,507)
    Other securities                                                           (10,622)                    (1,494)
Proceeds from sale of available for sale securities                             65,766                          -
Loans, net                                                                    (114,943)                  (190,674)
Loans acquired from business acquisition                                       (14,351)                         -
Payment for business acquisition, net of cash acquired                          (7,983)                         -
Purchase of property, premises and equipment                                    (5,291)                     1,006
Purchase of insurance policies                                                  (3,661)                    (2,524)
                                                                             ---------                  ---------
Investing cash flows, net                                                     (393,545)                  (317,467)
                                                                             ---------                  ---------

Cash flows - financing activities
Net change in deposits                                                         108,569                    389,311
Net change in other borrowings - short term                                     79,901                       (960)
Proceeds from other borrowings - long term                                      83,200                          -
Principal repayment - long term borrowings                                     (21,501)                         -
Proceeds from company obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely junior
  subordinated debentures                                                            -                      9,500
Proceeds from sale of common stock                                               5,183                     14,854
Cash dividends                                                                  (4,237)                    (4,097)
                                                                             ---------                  ---------
Financing cash flows, net                                                      251,115                    408,608
                                                                             ---------                  ---------

Net change in cash and cash equivalents                                       (117,617)                   103,918
Cash and cash equivalents at beginning of period                               408,830                    396,329
                                                                             ---------                  ---------
Cash and cash equivalents at end of period                                   $ 291,213                  $ 500,247
                                                                             =========                  =========

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                 $  37,029                  $  30,050
                                                                             =========                  =========
    Income taxes                                                             $  15,234                  $   1,292
                                                                             =========                  =========
Non-cash transactions:
    Additions to other real estate owned                                     $     259                  $       -
                                                                             =========                  =========

----------
* Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2001 and December 31, 2000 and for the
Three Months Ended March 31, 2001 and 2000

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of March 31, 2001, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended March 31, 2001 have been prepared by Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and "we" or "our" on a consolidated basis) and are not audited. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 2001.

     We have completed six mergers since December 31, 1999. The mergers with Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The mergers with The Matsco Companies, Inc. and CAPCO Financial Company, Inc. ("CAPCO") were accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s and CAPCO's results of operations have been included in the consolidated financial statements since the date of merger.

Consolidation and Basis of Presentation

     The unaudited financial information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. The consolidated financial statements include the accounts of Greater Bay Bancorp and our wholly owned subsidiaries, Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, GBB Capital I, GBB Capital II, GBB Capital III, GBB Capital IV, Matsco Lease Finance, Inc. II, and Matsco Lease Finance, Inc. III and our operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods consolidated financial statements to conform to the current presentation. In the opinion of management such unaudited financial statements reflect all adjustments necessary for fair statement of the results of operations and balances for the interim period presented. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

As of March 31, 2001 and December 31, 2000 and for the
Three Months Ended March 31, 2001 and 2000

Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

                                                                                                        Accumulated
                                                 Unrealized                                                other
                                               gains (losses)               Cash flow                  comprehensive
(Dollars in thousands)                          on securities                 hedges                   income (loss)
----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                $             (6,700)     $                 148        $             (6,552)
Current period change                                     9,151                     (1,003)                      8,148
                                           --------------------      ---------------------        --------------------

Balance - March 31, 2001                   $              2,451      $                (855)       $              1,596
                                           ====================      =====================        ====================

Balance - December 31, 1999                $            (10,662)     $               1,504        $             (9,158)
Current period change                                    (1,756)                       251                      (1,505)
                                           --------------------      ---------------------        --------------------

Balance - March 31, 2000                   $            (12,418)     $               1,755        $            (10,663)
                                           ====================      =====================        ====================

Segment Information

     In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), we use the "management approach" for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

NOTE 2--BUSINESS COMBINATIONS


     On March 30, 2001, we completed a merger with CAPCO for a purchase price of $8.5 million in cash and 44,820 shares of common stock with a fair value of $1.4 million. The merger was accounted for using the purchase method of accounting and, accordingly, CAPCO's results of operations have been included in the consolidated financial statements since the date of the merger. The source of funds for the merger was our available cash.

     The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.7 million, has been recorded as goodwill and will be amortized on the straight-line method over twenty years.

As of March 31, 2001 and December 31, 2000 and for the
Three Months Ended March 31, 2001 and 2000

NOTE 3--INVESTMENT SECURITIES

     During the first quarter of 2001, we transferred our held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase our efficiency in managing our investment portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $20.4 million for a gain of $1.1 million.

NOTE 4--BORROWINGS

     Other borrowings are detailed as follows:


                                                     March 31,            December 31,
(Dollars in thousands)                                 2001                  2000
--------------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under
         agreements to repurchase              $               -   $          63,000
      Other short term notes payable                      15,419              15,419
      FHLB advances                                      293,000             183,000
      Advances under credit lines                         48,000              15,000
                                               -----------------   -----------------
            Total short term borrowings                  356,419             276,419
                                               -----------------   -----------------

   Long term borrowings:
      Other long term notes payable                       30,209              51,809
      FHLB advances                                      186,200             103,000
                                               -----------------   -----------------
            Total other long term
                borrowings                               216,409             154,809
                                               -----------------   -----------------
Total other borrowings                         $         572,828   $         431,228
                                               =================   =================

     During the three months ended March 31, 2001 and the year ended December 31, 2000, the average balance of securities sold under short term agreements to repurchase was $27.9 million and $76.8 million, respectively, and the average interest rates during those periods were 6.59% and 6.05%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the three months ended March 31, 2001 and the year ended December 31, 2000, the average balance of federal funds purchased was $302.5 million and $105.3 million, respectively, and the average interest rates during those periods were 6.23% and 6.49%, respectively. There was no such balance outstanding at March 31, 2001 and December 31, 2000.

As of March 31, 2001 and December 31, 2000 and for the
Three Months Ended March 31, 2001 and 2000

     The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities:

(Dollars in thousands)                           Short term                   Long term
--------------------------------------------------------------------------------------------
Amount                                         $        293,000                 $    186,200
Maturity                                                   2001                  2002 - 2003
Average rates                                              5.45%                        5.30%


     The Company as of March 31, 2001 had short-term, unsecured credit facilities from two financial institutions totaling $65.0 million. At March 31, 2001 and December 31, 2000 the Company had advances outstanding of $48.0 million and $15.0 million under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, the Company was in compliance with all related financial covenants for these credit facilities.

NOTE 5--PER SHARE DATA

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2001 and 2000.


                                                                             For the three
                                                                              months ended
                                                                             March 31, 2001
                                                       ---------------------------------------------------------------
                                                              Income                 Shares                Per share
(Dollars in thousands, except per share amounts)            (numerator)          (denominator)               amount
----------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                 $       21,531          42,323,000              $      0.51
Effect of dilutive securities:
   Stock options                                                        -           1,852,000
                                                           --------------          ----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                 $       21,531          44,175,000               $     0.49
                                                           ==============          ==========
                                                                               For three
                                                                              months ended
                                                                             March 31, 2000
                                                       ---------------------------------------------------------------
                                                              Income                 Shares               Per share
(Dollars in thousands, except per share amounts)           (numerator)           (denominator)              amount
----------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                 $       17,296          39,784,000               $     0.43
Effect of dilutive securities:
   Stock options                                                        -           1,848,000
                                                           --------------       -------------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                 $       17,296         41,632,000                $     0.42
                                                           ==============       ============

As of March 31, 2001 and December 31, 2000 and for the
Three Months Ended March 31, 2001 and 2000


     There were options to purchase 1,241,976 shares and 232,950 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended March 31, 2001 and 2000, respectively.

     The three month period ended March 31, 2000 has been retroactively restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

  Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2000 mergers with Bank of Petaluma at a 0.5731 conversion ratio, Bank of Santa Clara at a 0.8499 conversion ratio and Coast Bancorp at a 0.6338 conversion ratio.


NOTE 6--ACTIVITY OF BUSINESS SEGMENTS

  The accounting policies of the segments are described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges allocating all corporate-headquarters costs to each of our operating segments. Intersegment revenue is recorded at prevailing market terms and rates and is not significant to the results of the segments. This revenue is eliminated in consolidation. We evaluate the performances of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

  We are organized primarily along community banking and trust divisions. Thirteen of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division has been shown as the "trust operations" segment. Our business is conducted in the U.S.

     The following table shows each segment's key operating results and financial position for the three months ended March 31, 2001 and 2000:

                                                         Three months ended                  Three months ended
                                                           March 31, 2001                       March 31, 2000
                                                  ---------------------------------    ---------------------------------
                                                   Community              Trust         Community               Trust
(Dollars in thousands)                              banking             operations       banking              operations
------------------------------------------------------------------------------------------------------------------------
Net interest income                               $   66,073             $    178      $   50,692              $    118
Other income                                           9,613                1,002          16,136                   863
Operating expenses                                    21,949                  722          20,513                   650
Net income before income taxes (1)                    46,878                  389          42,298                   286

Total assets                                       4,875,248                   -        3,871,138                    -
Deposits                                           4,273,630               52,561       3,652,198                62,103
Assets under management                                   -               734,910              -                751,677
------------
(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

As of March 31, 2001 and December 31, 2000 and for the
Three Months Ended March 31, 2001 and 2000

     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the three months ended March 31, 2001 and 2000 is presented below.


                                                                   Three months ended         Three months ended
(Dollars in thousands)                                               March 31, 2001             March 31, 2000
-------------------------------------------------------------------------------------         ---------------------
Net interest income and other income
   Total segment net interest income and other income                 $   76,866                   $   67,809
   Parent company net interest income and other income                       111                         (410)
                                                                      ----------                   ----------
      Consolidated net interest income and other income               $   76,977                   $   67,399
                                                                      ==========                   ==========

Net income before taxes
   Total segment net income before income taxes                       $   47,267                   $   42,584
   Parent company net income before income taxes                         (12,808)                     (10,003)
                                                                      ----------                   ----------
      Consolidated net income before income taxes                     $   34,459                   $   32,581
                                                                      ==========                   ==========

Total assets
   Total segment assets                                               $4,875,248                   $3,871,138
   Parent company segment assets                                         530,998                      296,693
                                                                      ----------                   ----------
      Consolidated total assets                                       $5,406,246                   $4,167,831
                                                                      ==========                   ==========



NOTE 7--CASH DIVIDEND

  We declared a cash dividend of $.10 cents per share payable on April 14, 2001 to shareholders of record as of March 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay is a bank holding company with 10 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank and Peninsula Bank of Commerce.

     We own GBB Capital I, GBB Capital II, GBB Capital III and GBB Capital IV, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities.

     We also own Matsco Lease Finance, Inc. II and Matsco Lease Finance, Inc. III, which are special purpose corporations formed for the exclusive purpose of securitizing leases and issuing lease-backed notes.

     We also operate through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

     We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz and Sonoma County, with 38 offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, San Rafael, Santa Clara, Santa Cruz, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

     At March 31, 2001, we had total assets of $5.4 billion, total loans, net, of $3.6 billion and total deposits of $4.3 billion.

     We have completed six mergers since December 31, 1999. The mergers with Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The mergers with The Matsco Companies, Inc. and CAPCO were accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s and CAPCO's results of operations have been included in the consolidated financial statements since the date of merger.

      The three month period ended March 31, 2000 has been restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table summarizes income, income per share and key financial ratios for the periods indicated using three different measurements:

                                                 Core earnings (income before nonrecurring
                                                       warrant income, merger and other
                                                      related nonrecurring costs, other
                                                 nonrecurring expenses and extraordinary items)
                                                ------------------------------------------------
                                                  Three months ended       Three months ended
(Dollars in thousands, except per share amounts)    March 31, 2001           March 31, 2000
------------------------------------------------------------------------------------------------
Income                                                    $21,531                  $14,666
Income per share:
   Basic                                                  $  0.51                  $  0.37
   Diluted                                                $  0.49                  $  0.35
Return on average assets                                    1.72%                    1.48%
Return on average shareholders' equity                     25.64%                   21.88%

                                                 Income including nonrecurring warrant income
                                                      and before merger and other related
                                                   nonrecurring costs and extraordinary items
                                                ------------------------------------------------
                                                  Three months ended       Three months ended
(Dollars in thousands, except per share amounts)    March 31, 2001           March 31, 2000
------------------------------------------------------------------------------------------------
Income                                                    $21,531                  $19,685
Income per share:
   Basic                                                  $  0.51                  $  0.49
   Diluted                                                $  0.49                  $  0.47
Return on average assets                                    1.72%                    1.99%
Return on average shareholders' equity                     25.64%                   29.37%

                                                 Net income (including non-recurring warrant
                                                   income and merger and other nonrecurring
                                                         costs and extraordinary items)
                                                ------------------------------------------------
                                                  Three months ended       Three months ended
(Dollars in thousands, except per share amounts)    March 31, 2001           March 31, 2000
------------------------------------------------------------------------------------------------
Income                                                    $21,531                  $17,296
Income per share:
   Basic                                                  $  0.51                  $  0.43
   Diluted                                                $  0.49                  $  0.42
Return on average assets                                    1.72%                    1.75%
Return on average shareholders' equity                     25.64%                   25.81%

     Net income for the first quarter of 2001 increased 24.5% to $21.5 million, or $0.49 per diluted share, compared to net income of $17.3 million, or $0.42 per diluted share, for the first quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The first quarter 2000 results included nonrecurring warrant income of $8.6 million ($5.0 million, net of taxes). In addition, the results of the first quarter of 2000 included merger and other related nonrecurring costs of $3.9 million ($2.4 million, net of taxes). There were no such items during the first quarter of 2001.

     Income including nonrecurring warrant income and before nonrecurring merger related expenses and extraordinary items, increased 9.4% to $21.5 million, or $0.49 per diluted share, in the first quarter of 2001, compared to $19.7 million, or $0.47 per diluted share, in the first quarter of 2000.

     Our core earnings for the first quarter of 2001 increased 46.8% to $21.5 million, or $0.49 per diluted share, compared to $14.7 million, or $0.35 per diluted share, in the first quarter of 2000. Based on our core earnings for first quarter of 2001, our return on average shareholders' equity was 25.64% and our return on average assets was 1.72%. During the first quarter of 2000, our core earnings resulted in a return on average shareholders' equity of 21.88% and a return on average assets of 1.48%.

     The 46.8% increase in core earnings during first quarter of 2001 as compared to first quarter of 2000 was the result of significant growth in loans and investments. For the three months ended March 31, 2001, net interest income increased 32.1% as compared to the three months ended March 31, 2000. This increase was primarily due to a 27.0% increase in average interest-earning assets for the three months ended 2001 as compared to 2000. The increases in loans, trust assets, and deposits also contributed to the 43.9% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for the three months ended March 31, 2001 by a 21.9% increase in recurring operating expenses, as compared to three months ended March 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

     Net interest income increased 32.1% to $66.2 million for the first quarter of 2001 from $50.2 million for the first quarter of 2000. This increase was primarily due to the $1.0 billion, or 27.0%, increase in average interest-earning assets and a 26 basis point increase in our net yield on interest-earning assets. Net interest income increased 1.3% in the first quarter of 2001 from $65.4 million from the fourth quarter of 2000. This increase was primarily due to the $265.3 million, or 6.0%, increase in average interest-earning assets, which was partially offset by the 16 basis point decrease in our net yield on interest-earning assets.

     The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                               Three months ended
                                                                 March 31, 2001
                                                    -----------------------------------------
                                                                                 Average
                                                     Average                     yield /
(Dollars in thousands)                              balance (1)    Interest        rate
---------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                     $   79,910     $  1,117       5.67%
 Other short term securities                                57            1       7.12%
 Investment securities:
      Taxable                                          792,628       14,502       7.42%
      Tax-exempt (2)                                   176,022        2,130       4.91%
 Loans (3)                                           3,638,946       88,944       9.91%
                                                    ----------     --------
             Total interest-earning
                assets                               4,687,563      106,694       9.23%
Noninterest-earning assets                             400,816
                                                    ----------     --------
                  Total assets                      $5,088,379      106,694
                                                    ==========     --------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                         $2,156,195       19,303       3.63%
      Time deposits, over $100,000                     776,408       10,869       5.68%
      Other time deposits                              302,835        4,306       5.77%
                                                    -----------    --------
              Total interest-bearing deposits        3,235,438       34,478       4.32%
Other borrowings                                       407,587        5,970       5.94%
                                                    ----------     --------
               Total interest-bearing liabilities    3,643,025       40,448       4.50%
Noninterest-bearing deposits                           891,537
Other noninterest-bearing liabilities                  113,735
Trust Preferred Securities                              99,500
                                                    ----------
Shareholders' equity                                   340,582
                                                    ----------     --------
         Total shareholders' equity and liabilities $5,088,379       40,448
                                                    ==========     --------
Net interest income                                                $ 66,246
                                                                   ========
Interest rate spread                                                              4.73%
Contribution of interest free funds                                               1.00%
                                                                                -------
Net yield on interest-earnings assets(4)                                          5.73%
                                                                                =======

                                                               Three months ended
                                                                December 31, 2000
                                                    -----------------------------------------
                                                                                 Average
                                                     Average                     yield /
(Dollars in thousands)                              balance (1)    Interest        rate
---------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                     $   97,882     $  1,570       6.38%
 Other short term securities                            24,802          437       7.01%
 Investment securities:
      Taxable                                          796,487       14,575       7.28%
      Tax-exempt (2)                                   176,581        2,341       5.27%
 Loans (3)                                           3,326,505       85,453      10.22%
                                                    ----------     --------
             Total interest-earning
                assets                               4,422,257      104,376       9.39%
Noninterest-earning assets                             361,188
                                                    ----------     --------
                  Total assets                      $4,783,445      104,376
                                                    ==========     --------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                         $2,171,437       21,908       4.01%
      Time deposits, over $100,000                     737,832       10,781       5.81%
      Other time deposits                              161,716        2,178       5.36%
                                                    ----------     --------
              Total interest-bearing deposits        3,070,985       34,867       4.52%
Other borrowings                                       263,528        4,090       6.17%
                                                    ----------     --------
               Total interest-bearing liabilities    3,334,513       38,957       4.65%
Noninterest-bearing deposits                           942,090
Other noninterest-bearing liabilities                   91,011
Trust Preferred Securities                              99,500
                                                    ----------
Shareholders' equity                                   316,331
                                                    ----------     --------
         Total shareholders' equity and liabilities $4,783,445       38,957
                                                    ==========     --------
Net interest income                                                $ 65,419
                                                                   ========
Interest rate spread                                                              4.74%
Contribution of interest free funds                                               1.14%
                                                                                 ------
Net yield on interest-earnings assets(4)                                          5.89%
                                                                                 ======

                                                               Three months ended
                                                                 March 31, 2000
                                                    -----------------------------------------
                                                                                 Average
                                                     Average                     yield /
(Dollars in thousands)                              balance (1)    Interest        rate
---------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                     $  280,126     $  4,118       5.91%
 Other short term securities                            30,583          468       6.15%
 Investment securities:
      Taxable                                          675,346       11,671       6.95%
      Tax-exempt (2)                                   152,108        2,003       5.30%
 Loans (3)                                           2,553,083       61,577       9.70%
                                                    ----------     --------
             Total interest-earning
                assets                               3,691,246       79,837       8.70%
Noninterest-earning assets                             288,129
                                                    ----------     --------
                  Total assets                      $3,979,375       79,837
                                                    ==========     --------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                         $1,983,349       19,361       3.93%
      Time deposits, over $100,000                     554,351        6,668       4.84%
      Other time deposits                              159,482        1,831       4.62%
                                                    ----------     --------
              Total interest-bearing deposits        2,697,182       27,860       4.15%
Other borrowings                                       122,384        1,814       5.96%
                                                    ----------    ---------
               Total interest-bearing liabilities    2,819,566       29,674       4.23%
Noninterest-bearing deposits                           770,926
Other noninterest-bearing liabilities                   69,413
Trust Preferred Securities                              49,940
                                                    ----------
Shareholders' equity                                   269,530
                                                    ----------    ---------
         Total shareholders' equity and liabilities $3,979,375       29,674
                                                    ==========    ---------
Net interest income                                               $  50,163
                                                                  =========


Interest rate spread                                                             4.47%
Contribution of interest free funds                                              1.00%
                                                                               -------
Net yield on interest-earnings assets(4)                                         5.47%
                                                                               =======

------------------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Tax equivalent yields earned on the tax exempt securities are 7.08%, 7.62% and 7.70% for the three months ended March 31, 2001, December 31, 2000, and March 31, 2000, respectively, using the federal statutory rate of 34%.
(3) Loan fees totaling $3.3 million, $2.8 million and $2.1 million are included in loan interest income for three months ended March 31, 2001, December 31, 2000 and March 31, 2000, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).


                                                              Three months ended March 31,             Three months ended March 31,
                                                             2001 compared with December 31,           2001 compared with March 31,
                                                              2000 favorable/(unfavorable)             2000 favorable/(unfavorable)
(Dollars in thousands)                                        Volume       Rate       Net               Volume     Rate       Net
-------------------------------------------------------------------------------------------           -----------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                          $   (282)  $   (171)  $  (453)           $ (2,838)  $  (163)  $ (3,001)
 Other short term investments                                    (482)        46      (436)               (912)      445       (467)
 Investment securities:
     Taxable                                                     (464)       391       (73)              2,039       792      2,831
     Tax-exempt                                                    (9)      (202)     (211)                893      (766)       127
 Loans                                                         18,116    (14,625)    3,491              26,029     1,338     27,367
                                                             ------------------------------           -----------------------------
          Total interest income                                16,879    (14,561)    2,318              25,211     1,646     26,857
                                                             ------------------------------           -----------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                        179      2,426     2,605              (6,258)    6,316         58
     Time deposits over $100,000                               (1,444)     1,356       (88)             (2,932)   (1,269)    (4,201)
     Other time deposits                                       (1,958)      (170)   (2,128)             (1,939)     (536)    (2,475)
                                                             ------------------------------           -----------------------------
         Total interest-bearing deposits                       (3,224)     3,613       389             (11,129)    4,511     (6,618)
 Other borrowings                                              (2,912)     1,032    (1,880)             (4,202)       46     (4,156)
                                                             ------------------------------           -----------------------------
          Total interest expense                               (6,137)     4,646    (1,491)            (15,331)    4,557    (10,774)
                                                             ------------------------------           -----------------------------
              Net increase (decrease) in net interest income $ 10,744   $ (9,917)  $   827            $  9,880   $ 6,203   $ 16,083
                                                             ==============================           =============================



The Quarter Ended March 31, 2001 Compared to March 31, 2000
-----------------------------------------------------------

     Interest income in the first quarter ended March 31, 2001 increased 33.6% to $106.7 million from $79.8 million in the quarter ended March 31, 2000. This was primarily due to the significant increase in loans, our highest yielding interest-earning asset, and investment securities. The increase was enhanced by an increase in the yield earned on average interest-earning assets. Average interest-earning assets increased $1.0 billion, or 27.0%, to $4.7 billion in the three months ended March 31, 2001, compared to $3.7 billion in the same period for 2000. Average loans increased $1.1 billion, or 42.5%, to $3.6 billion for three months ended March 31, 2001 from $2.6 billion in the same period for 2000. Average investment securities, Federal funds sold and other short-term securities, decreased 7.9% to $1.0 billion in the first quarter of 2001 from $1.1 billion in the same period for 2000.

     The average yield on interest-earning assets increased 53 basis points to 9.23% in the first quarter of 2001 from 8.70% in the same period of 2000 primarily due to an increase in the average yield on loans. Loans represented approximately 77.6% of total interest-earning assets in the first quarter of 2001 compared to 69.2% for the same period in 2000. The average yield on loans increased 21 basis points to 9.91% in the same period of 2001 from 9.70% for the same period in 2000.

     Interest expense in the first quarter of 2001 increased 36.3% to $40.4 million from $29.7 million for the same period of 2000. This increase was due to greater volumes of interest-bearing liabilities and higher interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 29.2% to $3.6 billion in the first quarter of 2001 from $2.8 billion in the same period for 2000. The increase was due primarily to the efforts of our relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the first quarter of 2001, average noninterest-bearing deposits increased to $891.5 million from $770.9 million in the same period of 2000.

     As a result of the foregoing, our interest rate spread increased to 4.73% in the first quarter of 2001 from 4.47% in the same period of 2000. The net yield on interest-earning assets increased in the first quarter of 2001 to 5.73% from 5.47% in the same period of 2000.

The Quarter Ended March 31, 2001 Compared to December 31, 2000
--------------------------------------------------------------

     Interest income increased 2.2% to $106.7 million in the first quarter of 2001 from $104.4 million in the previous quarter, as a result of the increase in average interest-earning assets offset by a decline in the yields earned. Average interest-earning assets increased 6.0% to $4.7 billion in the first quarter of 2001 from $4.4 billion in the previous quarter as a result of increase in loans. The yield on the higher volume of average interest-earning assets declined 16 basis points to 9.23% in the first quarter of 2001 from 9.39% in the previous quarter, primarily as a result of declining market rates.

     Interest expense in the first quarter of 2001 increased 3.8% to $40.4 million from $39.0 million in the previous quarter as a result of the increase in the volume of interest-bearing liabilities, which was partially offset by a decrease in the rates paid on interest-bearing liabilities. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 9.3% to $3.6 billion in first quarter of 2001 from $3.3 billion in the previous quarter.

     As a result of the foregoing, our interest rate spread declined to 4.73% in the first quarter of 2001 from 4.74% in the previous quarter and the net yield on interest-earning assets declined to 5.73% in the first quarter of 2001 from 5.89% in previous quarter.

     At December 31, 2000, we estimated that a 100 basis point decrease in market rates would result in a 6 to 14 basis point compression in our net yield on interest earning assets and a 150 basis point decrease in market rates would result in a 9 to 19 basis point compression in our net yield on interest earning assets. As a result of the 150 basis point drop in market rates during the first quarter of 2001, our net yield earned on average interest earning assets declined by 16 basis points.

   At March 31, 2001, our static net yield on interest earning assets was 5.63%, as compared to 5.77% at December 31, 2000. The static net yield on interest earning assets reflects the yield on assets and liabilities at the end of the quarter, as opposed to the yield earned on average interest earning assets, which reflects our actual results during the preceding quarter. The static position provides a better indication of future earnings as the results from the most recent quarter do not fully reflect the impact of the 50 basis point decrease in market rates which occurred on March 20, 2001. In the absence of any further rate declines, we would anticipate that our static net yield on interest earning assets would increase slightly as certificates of deposits and borrowing mature. However, current indications are that the market interest rates will continue to decline further.

     Current modeling of our interest rate risk indicates that further reductions in market interest rates will have a similar effect on our net yield on interest earning assets. We anticipate that market interest rates will decline at least an additional 75 basis points during the second quarter of 2001, including the 50 basis point decrease of the Fed Funds Rate announced by the Federal Reserve Board on April 18, 2001. Our modeling indicates that the impact of a 75 basis point decrease in market interest rates will result in our static net yield on interest earning assets declining to the 5.4% to 5.5% range by year end. For further information regarding our interest rate risk, see "Quantitative and Qualitative Disclosures about Market Risk".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     We incurred certain client service expenses with respect to our noninterest-bearing liabilities. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If these expenses had been included in interest expense, our net yield on interest-earning assets would have been as follows for each of the years presented.

                                                                            Three months ended March 31,
                                                                       -------------------------------------
(Dollars in thousands)                                                   2001                         2000
------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits                            $891,537                     $770,926
Client service expenses                                                     644                          545
Client service expenses, as a percentage of
   average noninterest bearing demand deposits                             0.29%                        0.28%

IMPACT ON NET YIELD ON INTEREST-EARNING
    ASSETS:
Net yield on interest-earning assets                                       5.73%                        5.47%
Impact of client service expense                                         (0.05)%                      (0.06)%
                                                                       --------                     --------
Adjusted net yield on interest-earning assets                              5.68%                        5.41%
                                                                       ========                     ========


     The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects our efforts to manage interest expense.

Provision for Loan Losses

     The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     Refer to the section "Financial Condition - Allowance for Loan Losses" for a description of our systematic methodology employed in determining an adequate allowance for loan losses.

     The provision for loan losses for the first quarter of 2001 was $6.9 million, compared to $5.6 million for the first quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For further information on nonperforming and classified loans and the allowance for loan losses, see "Financial Condition -- Nonperforming and Classified Assets".


Other Income


     Total other recurring income increased to $10.7 million in the first quarter of 2001, compared to $7.9 million for the fourth quarter of 2000 and $8.6 million for the first quarter of 2000. The following table sets forth information by category of other income for the years indicated.

                                                              At and for the three month periods ended
                                   -----------------------------------------------------------------------------
                                     March 31,      December 31,      September 30,      June 30,      March 31,
(Dollars in thousands)                  2001            2000               2000            2000          2000
----------------------------------------------------------------------------------------------------------------
Loan and international banking fees  $  3,101          $2,562            $ 2,497          $1,927       $ 1,176
Service charges and other fees          2,013           2,034              2,219           2,194         2,147
Gain on sale of investments, net        1,578              21                  3              58            (1)
Trust fees                                886             954                822             827           847
Gain on sale of SBA loans                 835             312                429             753           696
ATM network revenue                       662             748                817             676           650
Other income                            1,656           1,289              1,288           1,482         3,112
                                      -------          ------             ------          ------        ------
    Total, recurring                   10,731           7,920              8,075           7,917         8,627
Warrant income                             -              870              2,767             740         8,609
                                      -------          ------             ------          ------        ------
    Total                             $10,731          $8,790            $10,842          $8,657       $17,236
                                      =======          ======            =======          ======       =======

     The increase in other recurring income in the first quarter of 2001 as compared to the fourth quarter of 2000 was primarily the result of a $1.6 million increase in gain on sale of investments, a $539,000 increase in loan and international banking fees, a $523,000 increase in the gain on sale of SBA loans and a $367,000 increase in other income.

     During the first quarter of 2001, we recorded a $1.6 million gain on the sale of investments, as compared to $21,000 in the fourth quarter of 2000 and a $1,000 loss in the first quarter of 2000. The gain during the first quarter of 2001 was a result of our efforts to consolidate all of the individual banks' investment portfolios and thereby creating operating efficiencies by reducing the number of individual security positions. For further information regarding this program, refer to the section "Financial Condition -Investment Securities".

     The gain on sale of investments allowed us to postpone the planned sale of Matsco loans. Our future plans would indicate selling approximately 20%-40% of Matsco's loan production. By retaining all of Matsco's first quarter loan production, we have a stronger balance sheet with an increase in net interest income and greater flexibility for future Matsco loan sales.

     During the first quarter of 2001, we recorded $3.1 million of loan and international banking fees, as compared to $2.6 million in the fourth quarter of 2000 and $1.2 million in the first quarter of 2000. Approximately $550,000 of this increase in the first quarter of 2001, as compared to the fourth quarter of 2000, relates to fee income earned by Matsco. A significant portion of the remaining growth from the first quarter of 2000 as compared to the first quarter of 2001 is a result in the growth our overall loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the first quarter of 2001, we recorded an $835,000 gain on sale of SBA loans, as compared to $312,000 in the fourth quarter of 2000 and $696,000 in the first quarter of 2000. We originate SBA loans with the intention of selling a significant portion of those loans into the secondary market. Occasionally, weakness in the market for these loans will cause us to retain newly originated loans in our portfolio until such a time that the secondary market for these loans strengthens. Such a weakness in the secondary market for these loans took place in the latter half of 2000, causing us to reduce the pace of our SBA loan sales. In the first quarter of 2001, we increased the amount of the sales of SBA loans as market conditions for these sales had improved.

     Other income in the first quarter of 2000 includes $2.1 million in appreciation recognized on equity securities received in the settlement of a loan. No such appreciation was recorded in the first quarter of 2001 or the fourth quarter of 2000. During the first quarter of 2001, we recorded $1.7 million of other income, as compared to $1.3 million in the fourth quarter of 2000 and $1.0 million in the first quarter of 2000, excluding the impact of the appreciation described above.

     Other income in the fourth quarter of 2000 and the first quarter of 2000 included warrant income of $870,000 and $8.6 million, which is net of related employee incentives of $0 million and $5.1 million, respectively. During the first quarter of 2001, we did not recognize any additional warrant income. As a result of current market conditions, the prices we would have realized upon liquidating our positions did not meet our long-term targets for those positions and we elected to portfolio our holdings until market condition improves. At March 31, 2001, we held approximately 165 warrant positions. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Operating Expenses

     The following table sets forth the major components of operating expenses for the years indicated.

                                                                           At and for the three month periods ended
                                                         --------------------------------------------------------------------------
                                                                March 31,     December 31,   September 30,   June 30,   March 31,
(Dollars in thousands)                                            2001            2000            2000         2000       2000
-----------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                        $18,405        $17,449         $15,792      $15,258     $15,825
Occupancy and equipment                                            5,863          5,711           5,575        5,117       5,285
Dividends paid on Trust Preferred Securities                       2,458          2,412           2,585        1,783       1,058
Legal and other professional fees                                  1,387          1,083           1,312        1,199       1,110
Client service expenses                                              644            563             477          496         545
FDIC insurance and regulatory assessments                            273            356             379          251         250
Expenses on other real estate owned                                    -              5               -           41          10
Other                                                              6,560          5,770           4,450        5,350       5,111
                                                                 -------        -------         -------      -------     -------
    Total operating expenses excluding
          nonrecurring costs                                      35,590         33,349          30,570       29,495      29,194
Mergers and other related nonrecurring costs                           -          3,899           8,201        7,034       5,979
                                                                 -------        -------         -------      -------     -------
    Total operating expenses                                     $35,590        $37,248         $38,771      $36,529     $35,173
                                                                 =======        =======         =======      =======     =======

Efficiency ratio                                                   46.23%         50.19%          54.87%       56.01%      52.19%
Efficiency ratio (before merger, nonrecurring
     and extraordinary items)                                      46.23%         45.47%          45.03%       45.74%      49.66%
Efficiency ratio (excluding Matsco)                                44.67%         49.68%          54.87%       56.01%      52.19%
Efficiency ratio (excluding Matsco and before merger,
     nonrecurring and extraordinary items)                         44.67%         44.84%          45.03%       45.74%      49.66%
Total operating expenses to average assets                          2.84%          3.10%           3.40%        3.49%       3.55%
Total operating expenses to average assets (before
  merger, nonrecurring and extraordinary items)                     2.84%          2.77%           2.68%        2.82%       2.95%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses totaled $35.6 million for the first quarter of 2001, compared to $37.2 million for the fourth quarter of 2000 and $35.2 million for the first quarter of 2000. The ratio of operating expenses to average assets was 2.84% in first quarter of 2001, 3.10% in the fourth quarter of 2000, and 3.55% in the first quarter of 2000. In prior quarters, total operating expenses include merger and other related nonrecurring costs.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio before merger, nonrecurring and extraordinary items for the first quarter of 2001 was 46.23%, compared to 45.47% for the fourth quarter of 2000 and 49.66% for the first quarter of 2000.

     The increase in our efficiency ratio in the first quarter of 2001, as compared to the fourth quarter of 2000 was primarily a result of the addition of Matsco, which had been included in our results for only one month in the previous quarter. Excluding Matsco, our efficiency ratio would have been 44.67% in the first quarter of 2001, as compared to 44.84% in the fourth quarter of 2000.

     As indicated by the improvements in the efficiency ratio in 2001 as compared to the same period in 2000 we have been able to achieve increasing economies of scale. For the first quarter of 2001, average assets increased 27.9% from first quarter of 2000, while operating expenses, excluding nonrecurring costs, increased only 21.9%.

     Compensation and benefits expenses increased in the first quarter of 2001 to $18.4 million, compared to $17.4 million in the fourth quarter of 2000. As described above, compensation and benefit expenses for Matsco had been included in our results for only one month in the fourth quarter of 2000. Of this increase, $1.5 million is due to the inclusion of Matsco for the full three months of the first quarter of 2001. Excluding Matsco, compensation and benefits declined $571,000 or 3.3%.

     Compensation and benefits expenses increased in the first quarter of 2001 to $18.4 million, compared to $15.8 million in the first quarter of 2000. The primary reason for the increase in compensation and benefits is due to the addition of Matsco in our results and the remainder of the increase is due to additions in personnel made during the prior twelve months.

     Dividends paid on Trust Preferred Securities were $2.5 million for the first quarter of 2001, which is unchanged from the fourth quarter of 2000, and compares to $1.1 million for the first quarter of 2000. The increase in the dividends paid on Trust Preferred Securities was a result of the $50.5 million in Trust Preferred Securities issued in 2000.

     The increases in occupancy and equipment, legal and other professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance and regulatory assessments and other operating expenses were related to the growth in our staffing levels, loans, deposits and trust assets.

     Our goodwill amortization for the first quarter of 2001 was $199,000, which is included in other expenses. There was no amortization of goodwill recorded in any prior periods. Our diluted earnings per share excluding goodwill amortization was $0.48 for the first quarter of 2001.

Income Taxes

     Our effective income tax rate for the first quarter of 2001 was 37.5%, compared to 39.7% in the first quarter of 2000. The effective rates were lower than the statutory rate of 42% due to the donation of appreciated securities to the Foundation, state enterprise zone tax credits and tax-exempt income on municipal securities. The reductions were partially offset by the impact of nondeductible merger and other related nonrecurring costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

     Total assets increased 5.4% to $5.4 billion at March 31, 2001, compared to $5.1 billion at December 31, 2000. The increase in the first quarter of 2001 was primarily due to increases in our loan portfolio funded by growth in deposits and other borrowings.

Investment Securities

     During the first quarter of 2001, we reclassified all of our existing debt-securities from held to maturity to the available for sale category.

     During the first quarter of 2001, we began a program to consolidate the investment portfolios of our ten subsidiary banks. As a result of this program, we liquidated a number of our smaller investment positions. We anticipate that this will result in improved operating efficiencies as well as improving the overall yield, as our average block sizes increase. During the first quarter of 2001, we sold 51 securities with an amortized cost of $64.3 million for a recognized gain of $1.6 million. Those sales include 22 securities previously classified as held to maturity with an amortized cost of $20.4 million for a gain of $1.1 million. These sales resulted in only a 5 basis point reduction on the yield on our investment portfolio. We anticipate making further investment security sales under this program in subsequent quarters.

Loans

     Total gross loans increased to $3.7 billion at March 31, 2001, compared to $3.6 billion at December 31, 2000 and $2.7 billion at March 31, 2000. We continue to anticipate strong loan growth, but we don't expect the growth rate of over 30% experienced during the last three years to continue. Our performance goals for 2001 (included in a Current Report on Form 8-K filed on April 17,
2001) indicated a target loan growth rate of 20%-25%. At March 31, 2001, our loan pipeline was at $950 million, which represented the second highest level in our history. Historically we have funded between 65% and 70% of our pipeline. Although historical experience is not a guarantee of future performance, our relationship officers who work with individual clients continue to be cautiously optimistic that there will continue to be a demand for good quality credits.

     Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. While no specific industry concentration is considered significant, our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also decreasing our net interest margin.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table presents the composition of our loan portfolio at the dates indicated.

                                                      March 31,            December 31,            March 31,
                                                       2001                   2000                  2000
                                                   ------------------------------------------------------------------
(Dollars in thousands)                                 Amount        %        Amount        %       Amount        %
---------------------------------------------------------------------------------------------------------------------
Commercial                                            $1,595,293    43.8%    $1,562,712    44.4%   $1,042,686    40.0%
Term real estate - commercial                            992,777    27.3        967,428    27.5       834,146    32.0
                                                   ------------------------------------------------------------------
              Total Commercial                         2,588,070    71.1      2,530,140    71.9     1,876,832    72.0
Real estate construction and land                        701,414    19.3        691,912    19.7       494,099    19.0
Real estate other                                        233,538     6.4        176,568     5.0       126,363     4.9
Consumer and other                                       216,064     5.9        216,459     6.2       172,571     6.6
                                                   ------------------------------------------------------------------
              Total loans, gross                       3,739,086   102.7      3,615,079   102.8     2,669,865   102.5
Deferred fees and discounts, net                         (13,461)   (0.4)       (13,657)   (0.4)      (13,066)   (0.5)
                                                   ------------------------------------------------------------------
              Total loans, net of deferred fees        3,725,625   102.3      3,601,422   102.4     2,656,799   102.0
Allowance for loan losses                                (85,914)   (2.3)       (84,014)   (2.4)      (52,852)   (2.0)
                                                   ------------------------------------------------------------------
               Total loans, net                       $3,639,711   100.0%    $3,517,408   100.0%   $2,603,947   100.0%
                                                   ==================================================================


     The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate - commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at March 31, 2001.

                                                                     Term                 Real estate
                                                                 real estate-             construction             Real estate
(Dollars in thousands)                   Commercial               commercial                and land                  other
---------------------------------------------------------------------------------------------------------------------------------
Loans maturing in:
One year or less:
  Fixed rate                                $  306,430                 $ 25,339                 $ 30,519                 $ 15,205
  Variable rate                                388,974                   52,795                  567,677                   24,855

One to five years:
  Fixed rate                                   201,442                  113,313                      546                    8,017
  Variable rate                                350,505                  130,026                   91,883                   32,847

After five years:
  Fixed rate                                   206,156                  350,721                    2,481                   38,419
  Variable rate                                141,786                  320,583                    8,308                  114,195
                                          ------------            -------------            -------------            -------------

     Total                                  $1,595,293                 $992,777                 $701,414                 $233,538
                                          ============            =============            =============            =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming and Classified Assets

     We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Banks have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                                         At and for the three month periods ended
                                                        --------------------------------------------------------------------------
                                                             March 31,      December 31,   September 30,    June 30,     March 31,
(Dollars in thousands)                                         2001             2000           2000           2000         2000
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
           Nonaccrual loans                                    $   17,874     $   12,593      $   14,884   $    8,779   $    6,327
           Restructured loans                                           -              -             420          420          743
                                                        --------------------------------------------------------------------------
                 Total nonperforming loans                         17,874         12,593          15,304        9,199        7,070
OREO                                                                  259              -             395          229          271
                                                        --------------------------------------------------------------------------
                 Total nonperforming assets                    $   18,133     $   12,593      $   15,699   $    9,428   $    7,341
                                                        ==========================================================================


Accruing loans past due 90 days or more                        $    1,307     $      723      $      641   $      712   $       41
                                                        ==========================================================================



Nonperforming assets to total loans
      and OREO                                                       0.49%          0.35%           0.51%        0.33%        0.28%
Nonperforming assets to total assets                                 0.34%          0.25%           0.35%        0.22%        0.18%

Nonperforming assets and accruing loans past
      due 90 days or more to total loans and OREO                    0.52%          0.37%           0.53%        0.36%        0.28%
Nonperforming assets and accruing loans past
      due 90 days or more to total assets                            0.36%          0.26%           0.36%        0.23%        0.18%

Total Loans                                                     3,725,625      3,601,422       3,090,328    2,839,307    2,656,799
Total Assets                                                    5,406,246      5,130,378       4,548,069    4,319,085    4,167,831

     At March 31, 2001, we had $18.1 million in nonperforming assets, as compared to $12.6 million at December 31, 2000 and $7.3 million at March 31, 2000. Our ratio of nonperforming assets to total assets at March 31, 2001 was 0.34%, as compared to 0.25% at December 31, 2000 and 0.18% at March 31, 2000. Our ratios compare favorably to the industry average ratio of nonperforming assets to total assets of 0.83% at December 31, 2000, which represents the most recently available data.

     We have three classifications for problem loans: "substandard", "doubtful" and "loss". Substandard loans have one or more defined weakness and are characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified as "loss" is considered uncollectable and its continuance as an asset is not warranted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the classified assets at the dates indicated.

                                                               At and for the three month periods ended
                                                    ------------------------------------------------------------------------
                                                       March 31,       December 31,     September 31,   June 30,   March 31,
(Dollars in thousands)                                   2001             2000              2000          2000        2000
----------------------------------------------------------------------------------------------------------------------------
Substandard (1)                                          $64,784          $51,477           $44,950    $24,364     $29,422
Doubtful                                                   9,268            1,759             3,756      7,633       4,925
Loss                                                           -                -                 -          -           4
OREO                                                         259                -               395        229         271
                                                         -------          -------           -------    -------     -------
     Classified assets                                   $74,311          $53,236           $49,101    $32,226     $34,622
                                                         =======          =======           =======    =======     =======



Classified to total loans and OREO                          1.99%            1.48%             1.59%      1.13%       1.30%
Allowance for loan losses to total
    classified loans and OREO                             115.61%          157.81%           137.75%    181.77%     152.65%
______________
(1)  Classified assets at March 31, 2001 and December 31, 2000 include $7.4 million and approximately $7 million, respective, of Matsco leases that qualify as substandard under the regulatory definition. These lease are well secured and no loss is anticipated. The December 31, 2000 totals have been restated to include these leases.


     Classified assets increased to $74.3 million at March 31, 2001, as compared to $53.2 million at December 31, 2000. The $21.1 million increase includes a $6.9 million loan to a contractor; the loan is well secured by a combination of accounts receivable and real estate and no loss is anticipated. The remaining $13.5 million increase consists primarily of four commercial loans to a variety of businesses. All are well secured and are in the process of collection. One loan, totaling $4.2 million, was paid in full in April 2001.


     With the exception of these classified loans, management was not aware of any loans outstanding as of March 31, 2001 where the known credit problems of the borrower would cause management to have doubts as to the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Management cannot, however, predict the extent to which economic conditions in our market areas may worsen or the full impact that such an environment may have on our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth information concerning our allowance for loan losses at the dates and for the years indicated.

                                                                        At and for the three month periods ended
                                                    -------------------------------------------------------------------------------
                                                      March 31,      December 31,     September 30,      June 30,         March 31,
(Dollars in thousands)                                  2001            2000             2000             2000             2000
-----------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                         $3,725,625       $3,601,422       $3,090,328       $2,839,307       $2,656,799
Average loans outstanding                            $3,638,946       $3,326,505       $2,962,402       $2,826,612       $2,553,083
Allowance for loan losses:
Balance at beginning of period                       $   84,014       $   67,637       $   58,578       $   52,852       $   48,047
Allowance of entities acquired through mergers
    accounted for under purchase accounting method          320           10,927                -                -                -
Charge-offs:
           Commercial                                    (6,008)          (2,987)          (2,790)          (4,223)          (1,729)
           Term Real Estate - Commercial                      -                -                -                -                -
                                                 ----------------------------------------------------------------------------------
                 Total Commercial                        (6,008)          (2,987)          (2,790)          (4,223)          (1,729)
           Real estate construction and land                  -                -                -                -                -
           Real estate other                                  -                -                -                -                -
           Consumer and other                               (46)             (67)             (20)            (137)            (130)
                                                 ----------------------------------------------------------------------------------
                 Total charge-offs                       (6,054)          (3,054)          (2,810)          (4,360)          (1,859)
                                                 ----------------------------------------------------------------------------------
Recoveries:
           Commercial                                       683              386               31              223              158
           Term Real Estate - Commercial                      -                -                -                -                -
                                                 ----------------------------------------------------------------------------------
                  Total Commercial                          683              386               31              223              158
           Real estate construction and land                  -                -                -                -                -
           Real estate other                                  -                -                -                -                -
           Consumer and other                                23               37               36               47               31
                                                 ----------------------------------------------------------------------------------
                 Total recoveries                           706              423               67              270              189
                                                 ----------------------------------------------------------------------------------
            Net charge-offs                              (5,348)          (2,631)          (2,743)          (4,090)          (1,670)
Provision charged to income (1)                           6,928            8,081           11,802            9,816            6,475
                                                 ----------------------------------------------------------------------------------
Balance at end of period                             $   85,914       $   84,014       $   67,637       $   58,578       $   52,852
                                                 ==================================================================================


Quarterly net charge-offs to average loans
 outstanding
   during the period, annualized                           0.59%            0.31%            0.37%            0.58%            0.26%
Year to date net charge-offs to average loans
 outstanding
   during the period, annualized                           0.59%            0.38%            0.41%            0.44%            0.26%

Allowance as a percentage of average loans                 2.35%            2.52%            2.27%            2.07%            2.07%
 outstanding
Allowance as a percentage of period end loans              2.30%            2.32%            2.18%            2.05%            1.98%
 outstanding
Allowance as a percentage of non-performing              473.80%          667.15%          430.84%          621.32%          719.96%
 loans

----------------
(1) Includes $1.5 million, $3.9 million, $1.5 million and $850,000 during the quarters ended December 31, 2000, September 30, 2000, June 30, 2000, and March 31 2000 respectively, to conform to the Company's reserve methodologies which are included in mergers and related nonrecurring costs.

     During the first quarter of 2001, our ratio of net charge-offs to average loans outstanding during the quarter increased to 0.59%, as compared to 0.31% for the fourth quarter of 2000 and 0.26% for the first quarter of 2000. However, 40% of the charge-off is related to a single computer education training company, which had been in business since 1974. We do not have any additional loans in this market segment and the issues surrounding the charge-off is not related specifically to current economic conditions. Excluding this charge-off, our ratio of net charge-offs to average loans outstanding during the quarter would have been 0.34%.

     We employ a systematic methodology for determining our allowance for loan losses, which includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit indicators of deterioration.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, fires, etc.) that occur in a particular period.

     In view of the increasing uncertainties regarding general economic and business conditions in our primary market areas, and in particular with respect to the real estate and technology industries, and uncertainties specifically related to the impact of the California energy crisis, we instituted additional review procedures during the first quarter of 2001. As an integral part of our ongoing analysis of loans in our real estate loan portfolio, we obtain and review on an annual basis updated appraisals and financial and other information from the borrower, including updated rent rolls and lease rates. In February 2001, we commenced a special review, update and evaluation of all real estate loans with a principal amount outstanding of more than $1 million. This special update covers real estate loans which comprise 67% of the principal amount outstanding in our real estate portfolio. We have not to date identified any significant adverse trends or weakness in our real estate portfolio as a result of this ongoing special review.

     In addition, as an integral part of our ongoing analysis of commercial and real estate loans, we perform stress tests on the financial condition of the borrower to determine what magnitude of change in income or expenses of the borrower could impact the borrower's ability to service the debt. To supplement this analysis, we have requested our loan officers to review their loan portfolios to identify borrowers who they believe could suffer significant adverse effects from either increasing energy costs or periodic power outages. We have not to date indentified any such borrowers.

     Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the technology industries based in the Silicon Valley and other key industries in the San Francisco Bay Area. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.

     Our methodology is, and has been, consistently followed. However, as we add new products, increases in complexity, and expands our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology, and on an ongoing basis we engage outside firms to perform independent credit reviews of our loan portfolio. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.

     While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management.
In general, management feels that the allowance for loan losses is adequate as of March 31, 2001. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

     At March 31, 2001, the allowance for loan losses was $85.9 million, consisting of a $63.8 million allocated allowance and a $22.1 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Cash Flow

     The objective of our liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs. We must manage our liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks can utilize brokered deposit lines, sell securities under agreements to repurchase, FHLB advances or purchase overnight Federal Funds.

     Greater Bay is a company separate and apart from the Banks. It must provide for our own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on our investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At March 31, 2001, the Banks had approximately $106.0 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet our ongoing cash obligations. As of March 31, 2001, Greater Bay did not have any material commitments for capital expenditures.

     Net cash provided by operating activities, consisting primarily of net income, totaled $24.8 million for first quarter of 2001 and $12.8 million for the same period in 2000. Cash used for investing activities totaled $393.5 million in the first quarter of 2001 and $317.5 million in the same period of 2000. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the quarter ended March 31, 2001, net cash provided by financing activities was $251.1 million, compared to $408.6 million in the same period of 2000. Historically, our primary financing activity has been through deposits. For the three months ended March 31, 2001 and 2000, deposit gathering activities generated cash of $108.6 million and $389.3 million, respectively. This represents a total of 43.2% and 95.3% of the financing cash flows for the first quarter of 2001 and 2000, respectively.

Capital Resources

     Shareholders' equity at March 31, 2001 increased to $354.4 million from $322.4 million at December 31, 2000. Greater Bay paid dividends of $0.10, and $0.35 per share during the three months ended March 31, 2001 and the twelve months ended December 31, 2000, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

     Subsequent to the end of the first quarter of 2001, our Board of Directors authorized a share repurchase program of up to 5% of our outstanding common stock. The Company intends to repurchase shares from time to time in the open market as conditions warrant. We expect that such purchases would be accretive to earnings, while also maintaining capital ratios that exceed the regulatory guidelines for a well-capitalized financial institution.

     Subsequent to the announcement of the share repurchase program and through the date of this filing, we have repurchased 85,000 shares for a price of $2.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Our major capital components are shareholders' equity and Trust Preferred Securities in core capital, and the allowance for loan losses in supplementary capital.

     At March 31, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at March 31, 2001 and the two highest levels recognized under these regulations are as follows:

                                                 Tier 1            Total
                               Leverage        risk-based       risk-based
                                 ratio        capital ratio    capital ratio
----------------------------------------------------------------------------

Company                          8.52%            9.14%           10.42%
Well-capitalized                 5.00%            6.00%           10.00%
Adequately capitalized           4.00%            4.00%            8.00%



     In addition, at March 31, 2001, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative and Qualitative Disclosures about Market Risk

     Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We utilize no derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses. See "--Allowance for Loan Losses" herein.

     Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by our Asset & Liability Management Committee "ALCO", which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

     Our exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust our asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet. We have generally focused our investment activities on securities with terms or average lives between five and eight years to lengthen the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized an interest rate swap to manage the interest rate risk of the Floating Rate Trust Preferred Securities, Series B issued August 12, 1998. This interest rate swap is not an "ineffective hedge" and is accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133 and 138").

Market Value of Portfolio Equity

     Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is our net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of March 31, 2001.


Change in
interest rates                  Net portfolio          Projected  change
                                                  ----------------------------
(Dollars in millions)               value            Dollars        Percentage
------------------------------------------------------------------------------

100 basis point rise              $   774.4        $  6.2           0.81%
Base scenario                         768.2            -               -
100 basis point decline               738.8         (31.4)         -4.09%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The preceding table indicates that as of March 31, 2001 an immediate and sustained 100 basis point decrease in interest rates would decrease our net portfolio value by approximately 5.6%. The foregoing analysis attributes significant value to our non-interest-bearing deposit balances.

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

Net Interest Income Simulation

     The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

     The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of March 31, 2001, the analysis indicates that our net interest income for the next 12 months would increase 7.07% if rates increased 200 basis points, and decrease by 10.91% if rates decreased 200 basis points.

     This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that our structure is to remain similar to the structure at year-end. It does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

     The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

Gap Analysis

     In addition to the above analysis, we also perform a Gap analysis as part of the overall interest rate risk management process. This analysis is focused on the maturity structure of assets and liabilities and their repricing characteristics over future periods. An effective interest rate risk management strategy seeks to match the volume of assets and liabilities maturing or repricing during each period. Gap sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing at various time horizons. The main focus is usually for the one-year cumulative gap. The difference is known as interest sensitivity gaps.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The following table shows interest sensitivity gaps for different intervals as of March 31, 2001:


                                           Immediate     2 days To    7 months to     1 Year       4 years    More than
(Dollars in thousands)                     or one day     6 months     12 months    to 3 years   to 5 years    5 years
--------------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                    $        -    $        -     $       -     $      -     $      -    $      -
Federal Funds Sold                             85,057             -             -            -            -           -
Investment securities                          35,357       132,006       111,908      324,300      171,076     437,351
Loans                                       1,913,371       730,733       225,319      534,227      259,445      62,530
Loan losses/unearned fees                           -             -             -            -            -           -
Other assets                                        -           550           550        2,201        2,201      16,229
                                        ---------------------------------------------------------------------------------
  Total assets                             $2,033,785    $  863,289     $ 337,777     $860,728     $432,722    $516,110
                                        ==================================================================================

Liabilities and Equity:
Deposits                                   $2,113,822    $  953,601     $ 279,631     $ 31,175     $  3,338    $  1,079
Other borrowings                               15,570        79,252       263,000      186,200       28,805           -
Trust preferred securities                          -             -             -            -            -      99,500
Other liabilities                                   -             -             -            -            -           -
Shareholders' equity                                -             -             -            -            -           -
                                        ----------------------------------------------------------------------------------
Total liabilities and equity               $2,129,392    $1,032,853     $ 542,631     $217,375     $ 32,143    $100,579
                                        ==================================================================================
Gap                                        $ (95,607)    $ (169,564)    $(204,854)    $643,353     $400,579    $415,531
Cumulative Gap                             $ (95,607)    $ (265,171)    $(470,025)    $173,328     $573,907    $989,438
Cumulative Gap/total assets                     -1.77%        -4.90%        -8.69%        3.21%       10.62%      18.30%

                                                            Total
                                            Total rate     non-rate
(Dollars in thousands)                      sensitive     sensitive       Total
----------------------------------------------------------------------------------
Assets:
Cash and due from banks                     $        -    $  206,156    $  206,156
Federal Funds Sold                              85,057             -        85,057
Investment securities                        1,211,998         4,915     1,216,913
Loans                                        3,725,625             -     3,725,625
Loan losses/unearned fees                            -       (85,914)      (85,914)
Other assets                                    21,731       236,678       258,409
                                        ------------------------------------------
  Total assets                              $5,044,411    $  361,835    $5,406,246
                                        ==========================================

Liabilities and Equity:
Deposits                                    $3,382,646    $  890,985    $4,273,631
Other borrowings                               572,827             -       572,827
Trust preferred securities                      99,500             -        99,500
Other liabilities                                    -       105,922       105,922
Shareholders' equity                                 -       354,366       354,366
                                        ------------------------------------------
Total liabilities and equity                $4,054,973    $1,351,273    $5,406,246
                                        ==========================================
Gap                                         $  989,438    $ (989,438)   $        -
Cumulative Gap                              $  989,438    $        -    $        -
Cumulative Gap/total assets                      18.30%         0.00%         0.00%



     The foregoing table indicates that we had a one year negative gap of $(470.0) million, or (8.7)% of total assets, at March 31, 2001. In theory, this would indicate that at March 31, 2001, $470.0 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the asset and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more assets sensitive than is indicated in the Gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the Gap analysis. In fact, during the recent period of declines in interest rates, our net yield on interest earning assets has declined. See "Results of Operations Net Interest Income - The Quarter Ended March 31, 2001 Compared to The Quarter Ended December 31, 2000". Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as our primary interest rate risk management tools.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Accounting Developments

New Accounting Pronouncement
----------------------------

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140". SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

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

   Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

Business Combinations
---------------------

     In September 1999, the FASB issued an Exposure Draft of a proposed SFAS, "Business Combinations and Intangible Assets". In December 2000, the Board tentatively concluded that upon the effective date of the final statement on business combinations and intangible assets, goodwill would no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill must be reviewed for impairment upon the occurrence of certain triggering events.
The FASB has also reached tentative conclusions on the future of the pooling-of-interest method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently redeliberating its position as to retaining the pooling method and expects to issue a final statement in June 2001.

     A portion of our business strategy is to pursue acquisition opportunities so as to expand our market presence and maintain growth levels. A change in accounting for business combinations could have a negative impact on our ability to realize those business strategies.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings -- Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

     On March 30, 2001, the Registrant acquired all the outstanding capital stock of CAPCO for a purchase price of $8.5 million in cash and 44,820 shares of common stock with a fair value of $1.4 million. The shares of common stock were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

     The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.7 million, has been recorded as goodwill and will be amortized on the straight-line method over twenty years.

ITEM 3.  Default Upon Senior Securities -- Not applicable

ITEM 4.  Submission of Matters to a Vote of Securities Holders - Not applicable

ITEM 5.  Other Information -- Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

EXHIBIT
  NO.                                   EXHIBITS
-------                                 -------

2.1 Stock Purchase Agreement, dated as of March 14, 2001, by and among Greater Bay Bancorp, CAPCO Financial Company, Inc. and the shareholders thereof (incorporated by reference to Exhibit 2 from Registrant's Current Report on Form 8-K dated March 15, 2001)

(b) Reports on Form 8-K

     During the quarter ended March 31, 2001, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated January 16, 2001 (containing press release regarding year end earnings conference call); (2) Form 8-K dated January 19, 2001 (containing press release regarding year end earnings); (3) Form 8-K dated March 6, 2001 (containing slide presentation for analysts' conference); and (4) Form 8-K dated March 15, 2001 (reporting the completion of the acquisition of CAPCO Financial Company, Inc.)

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

Date: May 7, 2001