Form 10-Q
period 2001-06-30
GREATER BAY BANCORP
filed 2001-08-03
CIK 775473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ______________ to ________________

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


Outstanding shares of Common Stock, no par value, as of July 31, 2001:
42,740,871

                               GREATER BAY BANCORP


                                      INDEX


                           Part I.          Financial Information

Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of
              June 30, 2001 and December 31, 2000..........................................................    3

              Consolidated Statements of Operations
              for the Three Months and Six Months Ended
              June 30, 2001 and 2000.......................................................................    4

              Consolidated Statements of Comprehensive Income
              for the Three Months and Six Months Ended
              June 30, 2001 and 2000.......................................................................    5

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and 2000......................................................    6

              Notes to Consolidated Financial Statements...................................................    7

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................................................   15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................   38


                           Part II.         Other Information

Item 1.  Legal Proceedings.................................................................................   43

Item 2.  Changes in Securities and Use of Proceeds.........................................................   43

Item 3.  Defaults Upon Senior Securities...................................................................   43

Item 4.  Submission of Matters to a Vote of Security Holders...............................................   43

Item 5.  Other Information.................................................................................   44

Item 6.  Exhibits and Reports on Form 8-K..................................................................   44

              Signatures...................................................................................   45

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                    June 30, 2001              December 31,
(Dollars in thousands)                                                                (unaudited)                  2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $   201,598             $   270,774
Federal funds sold                                                                         55,000                 138,000
Other short term securities                                                                    58                      56
                                                                                      -----------             -----------
       Cash and cash equivalents                                                          256,656                 408,830
Investment securities:
    Available for sale, at fair value                                                   1,913,990                 578,172
    Held to maturity, at amortized cost (fair value 2000: $364,787)                             -                 354,454
    Other securities                                                                       68,449                  29,651
                                                                                      -----------             -----------
       Investment securities                                                            1,982,439                 962,277
Total loans:
    Commercial                                                                          1,620,541               1,562,712
    Term real estate - commercial                                                       1,041,530                 967,428
                                                                                      -----------             -----------
       Total commercial                                                                 2,662,071               2,530,140
    Real estate construction and land                                                     723,394                 691,912
    Real estate other                                                                     236,927                 176,568
    Consumer and other                                                                    204,939                 216,459
    Deferred loan fees and discounts                                                      (13,759)                (13,657)
                                                                                      -----------             -----------
       Total loans, net of deferred fees                                                3,813,572               3,601,422
    Allowance for loan losses                                                             (88,190)                (84,014)
                                                                                      -----------             -----------
       Total loans, net                                                                 3,725,382               3,517,408
Property, premises and equipment, net                                                      37,905                  33,860
Interest receivable and other assets                                                      222,595                 208,003
                                                                                      -----------             -----------
                Total assets                                                          $ 6,224,977             $ 5,130,378
                                                                                      ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                       $   846,505             $ 1,003,828
    MMDA, NOW and savings                                                               2,058,234               2,082,708
    Time certificates, $100,000 and over                                                  770,826                 784,118
    Other time certificates                                                               641,187                 294,407
                                                                                      -----------             -----------
Total deposits                                                                          4,316,752               4,165,061
Other borrowings                                                                        1,344,926                 431,228
Other liabilities                                                                          92,157                 112,224
                                                                                      -----------             -----------
              Total liabilities                                                         5,753,835               4,708,513
                                                                                      -----------             -----------

Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior
    subordinated debentures                                                                99,500                  99,500

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Preferred stock, no par value: 4,000,000 shares authorized;
      none issued                                                                               -                       -
    Common stock, no par value: 80,000,000 shares authorized;
        42,625,248 and 41,929,173 shares issued and outstanding
        as of June 30, 2001 and December 31, 2000, respectively                           178,598                 173,276
    Accumulated other comprehensive income (loss)                                           3,227                  (6,552)
    Retained earnings                                                                     189,817                 155,641
                                                                                      -----------             -----------
              Total shareholders' equity                                                  371,642                 322,365
                                                                                      -----------             -----------
                Total liabilities and shareholders' equity                            $ 6,224,977             $ 5,130,378
                                                                                      ===========             ===========

-----------------
See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             Three months ended June 30,              Six months ended June 30,
                                                        --------------------------------------   -----------------------------------
(Dollars in thousands, except per share amounts)            2001               2000*                 2001               2000*
----------------------------------------------------------------------------------------------   -----------------------------------
INTEREST INCOME
Interest on loans                                        $     84,599       $     69,006          $    173,543       $    130,583
Interest on investment securities:
   Taxable                                                     23,127             12,901                37,629             24,572
   Tax - exempt                                                 1,653              2,225                 3,783              4,228
                                                        --------------     --------------        --------------     --------------
      Total interest on investment securities                  24,780             15,126                41,412             28,800
Other interest income                                           2,428              3,406                 3,546              7,992
                                                        --------------     --------------        --------------     --------------
   Total interest income                                      111,807             87,538               218,501            167,375
                                                        --------------     --------------        --------------     --------------

INTEREST EXPENSE
Interest on deposits                                           31,393             29,293                65,871             57,153
Interest on long term borrowings                                3,159                353                 5,302                496
Interest on other borrowings                                    8,514              1,330                12,341              3,001
                                                        --------------     --------------        --------------     --------------
      Total interest expense                                   43,066             30,976                83,514             60,650
                                                        --------------     --------------        --------------     --------------
        Net interest income                                    68,741             56,562               134,987            106,725
Provision for loan losses                                       9,849              8,312                16,777             13,936
                                                        --------------     --------------        --------------     --------------
        Net interest income after provision for
        loan losses                                            58,892             48,250               118,210             92,789
                                                        --------------     --------------        --------------     --------------

OTHER INCOME
Gain on sale of investments, net                                3,944                 58                 5,522                 57
Service charges and other fees                                  2,091              2,194                 4,104              4,341
Loan and international banking fees                             2,085              1,927                 4,626              3,103
Trust fees                                                        978                827                 1,864              1,674
ATM network revenue                                               766                676                 1,428              1,326
Gain on sale of SBA loans                                         375                753                 1,210              1,449
Other income                                                    1,588              1,482                 3,804              4,594
                                                        --------------     --------------        --------------     --------------
  Total recurring                                              11,827              7,917                22,558             16,544
Warrant income, net                                               504                740                   504              9,349
                                                        --------------     --------------        --------------     --------------
  Total                                                        12,331              8,657                23,062             25,893
                                                        --------------     --------------        --------------     --------------
OPERATING EXPENSES
Compensation and benefits                                      19,060             15,258                37,465             31,083
Occupancy and equipment                                         6,286              5,117                12,149             10,402
Trust Preferred Securities                                      2,454              1,783                 4,912              2,841
Legal and other professional fees                               1,532              1,199                 2,919              2,309
Telephone, postage and supplies                                 1,382              1,182                 2,705              2,322
Marketing and promotion                                         1,272              1,086                 2,507              2,021
Client services                                                   653                496                 1,297              1,041
FDIC insurance and regulatory assessments                         330                251                   603                501
Directors fees                                                    203                242                   470                475
Other real estate owned                                             -                 41                     -                 51
Other                                                           4,200              2,840                 7,935              5,643
                                                        --------------     --------------        --------------     --------------
   Total, recurring                                            37,372             29,495                72,962             58,689
Merger and other related nonrecurring costs                         -             10,203                     -             14,084
                                                        --------------     --------------        --------------     --------------
   Total operating expenses                                    37,372             39,698                72,962             72,773
                                                        --------------     --------------        --------------     --------------
       Income before provision for income taxes                33,851             17,209                68,310             45,909
Provision for income taxes                                     12,703              6,784                25,631             18,188
                                                        --------------     --------------        --------------     --------------

       Net income                                        $     21,148       $     10,425          $     42,679       $     27,721
                                                        ==============     ==============        ==============     ==============

Net income per share - basic**                           $       0.50       $       0.25          $       1.01       $       0.68
                                                        ==============     ==============        ==============     ==============

Net income per share - diluted**                         $       0.48       $       0.24          $       0.97       $       0.65
                                                        ==============     ==============        ==============     ==============

_______________

*Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

**Restated to reflect 2 - for - 1 stock split  effective on October 4, 2000.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                                         -----------------------------   ---------------------------
(Dollars in thousands)                                                               2001         2000          2001          2000
------------------------------------------------------------------------------------------------------   ---------------------------
Net income                                                                        $ 21,148    $ 10,425       $ 42,679     $ 27,721
                                                                               -----------------------   -------------------------

Other comprehensive income:

  Unrealized gains on securities:
     Unrealized holding gains arising during period (net of taxes of $34 and $(3,558) for the three months ended June 30, 2001 and
          2000, and $5,783 and $(4,786) for the six months ended
          June 30, 2001 and 2000,  respectively)                                        48      (5,089)         8,270       (6,845)
     less: reclassification adjustment for gains
          included in net income                                                       557          34          1,486           34
                                                                               -----------------------   -------------------------
  Net change                                                                           605      (5,055)         9,756       (6,811)
                                                                               -----------------------   -------------------------

  Cash flow hedges:
     Net derivative gains arising during period (net of taxes of $734 and $(38) for the three months ended June 30, 2001 and 2000, and $48 and $139 for the six months ended
          June 30, 2001 and 2000, respectively)                                      1,050         (54)            68          199
     Less: reclassification adjustment for expenses
          included in income (net of taxes of $(16) and $(3) for the three months ended June 30, 2001 and 2000, and $(32) and $(5)
          for the six months ended June 30, 2001 and
          2000, respectively)                                                          (24)         (5)           (45)          (7)
                                                                               -----------------------   -------------------------
  Net change                                                                         1,026         (59)            23          192
                                                                               -----------------------   -------------------------

     Other comprehensive income                                                      1,631      (5,114)         9,779       (6,619)
                                                                               -----------------------   -------------------------

          Comprehensive income                                                    $ 22,779     $ 5,311       $ 52,458     $ 21,102
                                                                               =======================   =========================

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                Six months ended June 30,
                                                                                         ------------------------------------
(Dollars in thousands)                                                                         2001                   2000*
-----------------------------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                                               $     42,679             $   27,721
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                                  17,097                 13,936
    Depreciation and amortization                                                               5,292                  4,084
    Deferred income taxes                                                                      (1,718)                (4,035)
    (Gain) loss on sale of investments, net                                                     3,224                     (5)
    Changes in:
        Accrued interest receivable and other assets                                           (9,156)                (3,785)
        Accrued interest payable and other liabilities                                        (20,028)                (4,482)
        Deferred loan fees and discounts, net                                                     102                  1,642
                                                                                         ------------             ----------
Operating cash flows, net                                                                      37,492                 35,076
                                                                                         ------------             ----------

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
    Held to maturity                                                                                -                 18,548
    Available for sale                                                                        185,433                 22,929
    Other securities                                                                                -                  3,866
Purchase of investment securities:
    Held to maturity                                                                                -               (237,148)
    Available for sale                                                                     (1,341,933)               (74,047)
    Other securities                                                                          (38,798)                     -
Proceeds from sale of available for sale securities                                           190,810                      -
Loans, net                                                                                   (210,761)              (379,884)
Loan acquired from business acquisition                                                       (14,671)                 5,502
Payment for business acquisitions, net of cash acquired                                        (7,983)                (5,766)
Sale of other real estate owned                                                                   259                      -
Purchase of property, premises and equipment                                                   (7,993)                   (73)
Purchase of insurance policies                                                                 (4,861)                (4,555)
                                                                                         ------------             ----------
Investing cash flows, net                                                                  (1,250,498)              (650,628)
                                                                                         ------------             ----------

Cash flows - financing activities
Net change in deposits                                                                        151,691                453,648
Net change in other borrowings - short term                                                   851,999                 38,985
Proceeds from other borrowings - long term                                                     83,200                      -
Principal repayment - long term borrowings                                                    (21,501)                     -
Proceeds from company obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely junior
  subordinated debentures                                                                           -                 50,500
Proceeds from sale of common stock                                                              3,946                 18,262
Cash dividends                                                                                 (8,503)                (5,231)
                                                                                         ------------             ----------
Financing cash flows, net                                                                   1,060,832                556,164
                                                                                         ------------             ----------

Net change in cash and cash equivalents                                                      (152,174)               (59,388)
Cash and cash equivalents at beginning of period                                              408,830                396,329
                                                                                         ------------             ----------
Cash and cash equivalents at end of period                                               $    256,656             $  336,941
                                                                                         ============             ==========

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                                             $     73,677             $   63,792
                                                                                         ============             ==========
    Income taxes                                                                         $     43,891             $   12,981
                                                                                         ============             ==========
Non-cash transactions:
    Additions to other real estate owned                                                 $        259             $        -
                                                                                         ============             ==========
Transfer of appreciated securities to GBB Foundation                                     $          -             $    7,200
                                                                                         ============             ==========

-------------
* Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2001, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2001 have been prepared by Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and "we" or "our" on a consolidated basis) and are not audited. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 2001.

Consolidation and Basis of Presentation

     The unaudited financial information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. The consolidated financial statements include the accounts of Greater Bay Bancorp and our wholly owned subsidiaries, Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, GBB Capital I, GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, Matsco Lease Finance, Inc. II, and Matsco Lease Finance, Inc. III, and our operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods consolidated financial statements to conform to the current presentation. In the opinion of management such unaudited financial statements reflect all adjustments necessary for fair statement of the results of operations and balances for the interim period presented. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

     We have completed six mergers and acquisitions since December 31, 1999. The mergers with Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The acquisitions of The Matsco Companies, Inc. and CAPCO Financial Company, Inc. ("CAPCO") were accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s and CAPCO's results of operations have been included in the consolidated financial statements since the date of acquisition.

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

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000

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

                                                                              Accumulated
                                         Unrealized                             other
                                          gains on         Cash flow         comprehensive
(Dollars in thousands)                   securities          hedges             income
--------------------------------------------------------------------------------------------------
Balance - December 31, 2000          $          (6,700)   $          148    $        (6,552)
Current period change                            9,756                23              9,779
                                    --------------------------------------------------------

Balance - June 30, 2001              $           3,056    $          171    $         3,227
                                    ========================================================


Balance - December 31, 1999          $         (10,662)   $        1,504    $        (9,158)
Current period change                           (6,811)              192             (6,619)
                                    --------------------------------------------------------

Balance - June 30, 2000              $         (17,473)   $        1,696    $       (15,777)
                                    ========================================================

Balance - March 31, 2001             $           2,451    $         (855)   $         1,596
Current period change                              605             1,026              1,631
                                    --------------------------------------------------------

Balance - June 30, 2001              $           3,056    $          171    $         3,227
                                    ========================================================


Balance - March 31, 2000             $         (12,418)   $        1,755    $       (10,663)
Current period change                           (5,055)              (59)            (5,114)
                                    --------------------------------------------------------

Balance - June 30, 2000              $         (17,473)   $        1,696    $       (15,777)
                                    ========================================================

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000

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


NOTE 2--BUSINESS COMBINATIONS

     On March 30, 2001, we completed the acquisition of CAPCO for a purchase price of $8.5 million in cash and 44,820 shares of common stock with a fair value of $1.4 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, CAPCO's results of operations have been included in the consolidated financial statements since the date of the acquisition. The source of funds for the acquisition was a $6.9 million advance on an existing credit line, with the remainder paid from our available cash.

     The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.7 million, has been recorded as goodwill and is being amortized on the straight-line method over twenty years.

     On June 25, 2001, we signed a definitive merger agreement with SJNB Financial Corp., the holding company for San Jose National Bank. The agreement provides for SJNB Financial Corp. shareholders to receive approximately 6.9 million shares of our stock subject to certain adjustments based on changes in our stock price in a tax-free exchange to be accounted for as a pooling-of-interest. The transaction is expected to be completed in the fourth quarter of 2001, subject to Greater Bay and SJNB Financial Corp. shareholders' and regulatory approvals. As of and for the six month ended June 30, 2001, SJNB Financial Corp. had $17.2 million in net interest income, $5.8 million in net income, $660.5 million in assets, $562.8 in deposits and $70.5 million in shareholders' equity.

NOTE 3--INVESTMENT SECURITIES

     During the first quarter of 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase our efficiency in managing our investment portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $42.3 million for a gain of $2.4 million.

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000


NOTE 4--BORROWINGS

         Other borrowings are detailed as follows:

                                                  June 30,               December 31,
(Dollars in thousands)                              2001                     2000
-----------------------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under
         agreements to repurchase                  $    186,050             $     63,000
      Other short term notes payable                          -                   15,419
      FHLB advances                                     980,600                  183,000
      Advances under credit lines                        48,000                   15,000
                                             -------------------      -------------------
            Total short term borrowings               1,214,650                  276,419
                                             -------------------      -------------------
   Long term borrowings:
      Other long term notes payable                      27,276                   51,809
      FHLB advances                                     103,000                  103,000
                                             -------------------      -------------------
            Total other long term
                borrowings                              130,276                  154,809
                                             -------------------      -------------------
Total other borrowings                             $  1,344,926             $    431,228
                                             ===================      ===================

     During the six months ended June 30, 2001 and the year ended December 31, 2000, the average balance of securities sold under short term agreements to repurchase was $84.2 million and $76.8 million, respectively, and the average interest rates during those periods were 4.17% and 6.05%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

     During the six months ended June 30, 2001 and the year ended December 31, 2000, the average balance of federal funds purchased was $97.8 million and $105.3 million, respectively, and the average interest rates during those periods were 5.78% and 6.49%, respectively. There was no such balance outstanding at June 30, 2001 and December 31, 2000.

     The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities:

(Dollars in thousands)           Short term               Long term
-------------------------------------------------------------------------
Amount                           $      980,600           $      103,000
Maturity                                   2001              2002 - 2003
Average rates                              4.43%                    5.92%

     As of June 30, 2001, we had short-term, unsecured credit facilities from two financial institutions totaling $65.0 million. At June 30, 2001 and December 31, 2000, we had advances outstanding of $48.0 million and $15.0 million, respectively, under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, we were in compliance with all related financial covenants for these credit facilities.

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000

     NOTE 5--SUBSEQUENT EVENTS: ISSUANCE OF ADDITIONAL COMPANY OBLIGATED MANDITORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLEY JUNIOR SUBORDINATED DEBENTURES

     On July 16, 2001, we completed a $15.0 million trust preferred securities private offering. We issued the trust preferred securities through a newly created trust subsidiary, GBB Capital VI, to a qualified institutional buyer.

     The trust preferred securities bear an interest rate of 6-month LIBOR plus 3.75% payable semi-annually. GBB Capital VI used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Greater Bay. Greater Bay intends to invest a portion of the net proceeds in one or more of our subsidiary banks to increase their capital levels and intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, we expect that the trust preferred securities will qualify as Tier I Capital. In connection with this transaction, we concurrently entered into an interest rate swap agreement to cap the cost of the offering at 8.75% for 10 years.

     On July 25, 2001, we filed a Registration Statement on Form S-3, plus a 15% over allotment option, with the Securities Exchange Commission relating to a proposed sale of $75.0 million, plus a 15% overallotment option, in trust preferred securities in an underwritten public offering. We expect the sale of these securities to occur during the third quarter of 2001.

NOTE 6--PER SHARE DATA

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2001 and 2000.

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000


                                                                      For the three months ended June 30, 2001
                                                            -------------------------------------------------------------
                                                                 Income                Shares              Per share
(Dollars in thousands, except per share amounts)              (numerator)          (denominator)             amount
-------------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                      $ 21,148            42,562,000                $ 0.50
Effect of dilutive securities:
   Stock options                                                       -             1,123,000
                                                                --------           -----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                      $ 21,148            43,685,000                $ 0.48
                                                                ========           ===========


                                                                         For the three months ended June 30, 2000
                                                            -------------------------------------------------------------
                                                                 Income                Shares              Per share
(Dollars in thousands, except per share amounts)              (numerator)          (denominator)             amount
-------------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                      $ 10,425            41,207,000                $ 0.25
Effect of dilutive securities:
   Stock options                                                       -             1,706,000
                                                                --------           -----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                      $ 10,425            42,913,000                $ 0.24
                                                                ========           ===========


                                                                        For the six months ended June 30, 2001
                                                             -------------------------------------------------------------
                                                                  Income                Shares               Per share
(Dollars in thousands, except per share amounts)               (numerator)          (denominator)             amount
--------------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                      $  42,679            42,445,000                $ 1.01
Effect of dilutive securities:
   Stock options                                                        -             1,646,000
                                                                ---------           -----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                      $  42,679            44,091,000                $ 0.97
                                                                =========            ==========


                                                                         For the six months ended June 30, 2000
                                                             -------------------------------------------------------------
                                                                  Income                Shares               Per share
(Dollars in thousands, except per share amounts)               (numerator)          (denominator)             amount
--------------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                      $  27,721            40,752,000                $ 0.68
Effect of dilutive securities:
   Stock options                                                        -             1,805,000
                                                                ---------           -----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                      $  27,721            42,557,000                $ 0.65
                                                                =========           ===========

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000

     There were options to purchase 1,370,127 shares and 0 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended June 30, 2001 and 2000, respectively. There were options to purchase 1,311,947 shares and 2,156 shares that were considered anti-dilutive during the six months ended June 30, 2001 and 2000, respectively.

     The three and six month periods ended June 30, 2000 has been retroactively restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

     Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2000 mergers with Bank of Petaluma at a 0.5731 conversion ratio and Bank of Santa Clara at a
0.8499 conversion ratio.


NOTE 7--ACTIVITY OF BUSINESS SEGMENTS

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

     The following table shows each segment's key operating results and financial position for the six months ended June 30, 2001 and 2000:

                                               Six months ended                Six months ended
                                                 June 30, 2001                  June 30, 2000
                                     ---------------------------------- ------------------------------
                                       Community            Trust         Community           Trust
(Dollars in thousands)                  banking           operations       banking          operations
------------------------------------------------------------------------------------------------------
Net interest income                   $  134,755          $    458       $  105,010          $    300
Other income                              20,242             2,083           23,904             1,761
Operating expenses                        43,276             1,474           37,932             1,348
Net income before income taxes (1)        95,073               938           70,467               620

Total assets                           5,679,942                 -        3,964,444                 -
Deposits                               4,316,752            55,460        3,652,276            64,034
Assets under management                        -           683,306                -           795,042

____________

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

As of June 30, 2001 and December 31, 2000 and for the
Three Months and Six Months Ended June 30, 2001 and 2000

         A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the six months ended June 30, 2001 and 2000 is presented below.

                                                                      Six months ended       Six months ended
(Dollars in thousands)                                                 June 30, 2001           June 30, 2000
------------------------------------------------------------------------------------------------------------------
Net interest income and other income
   Total segment net interest income and other income                     $   157,538       $   130,975
   Parent company net interest income and other income                            511             1,643
                                                                          -----------       -----------
      Consolidated net interest income and other income                   $   158,049       $   132,618
                                                                          ===========       ===========

Net income before taxes
   Total segment net income before income taxes                           $    96,011       $    71,087
   Parent company net income before income taxes                              (27,701)          (25,178)
                                                                          -----------       -----------
      Consolidated net income before income taxes                         $    68,310       $    45,909
                                                                          ===========       ===========

Total assets
   Total segment assets                                                   $ 5,679,942       $ 3,964,444
   Parent company segment assets                                              545,035           354,641
                                                                          -----------       -----------
      Consolidated total assets                                           $ 6,224,977       $ 4,319,085
                                                                          ===========       ===========


NOTE 8--CASH DIVIDEND

         We declared a cash dividend of $0.10 cents per share payable on July 16, 2001 to shareholders of record as of June 29, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay is a bank holding company with ten bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank and Peninsula Bank of Commerce.

     As of June 30, 2001, we owned GBB Capital I, GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V and GBB Capital VI, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities.

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

     We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin and Sonoma Counties, with 38 offices located in Aptos, Blackhawk, Capitola, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, San Rafael, Santa Clara, Santa Cruz, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

     At June 30, 2001, we had total assets of $6.2 billion, total loans, net, of $3.7 billion and total deposits of $4.3 billion.

     We have completed six mergers and acquisitions since December 31, 1999. The mergers with Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The acquisitions of The Matsco Companies, Inc. and CAPCO were accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s and CAPCO's results of operations have been included in the consolidated financial statements since the date of acquisition.

     The three and six month periods ended June 30, 2000 have been retroactively restated to reflect the 2-for-1 stock split effective October 4, 2000.

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

RESULTS OF OPERATIONS

     The following table summarizes income, income per share and key financial ratios for the periods indicated using three different measurements:

                                                                    Core earnings (income before
                                                               nonrecurring warrant income, merger and
                                                               other related nonrecurring costs, other
                                                           nonrecurring expenses and extraordinary items)
                                                       ------------------------------------------------------
                                                              Three months ended          Three months ended
(Dollars in thousands, except per share amounts)                June 30, 2001               June 30, 2000
-------------------------------------------------------------------------------------------------------------
Income                                                              $ 20,856                     $ 16,719
Income per share:
   Basic                                                            $   0.49                     $   0.41
   Diluted                                                          $   0.48                     $   0.39
Return on average assets                                                1.45%                        1.60%
Return on average shareholders' equity                                 23.00%                       23.62%

                                                                Income including nonrecurring warrant
                                                             income and before merger and other related
                                                                nonrecurring costs, other nonrecurring
                                                                 expenses and extraordinary items
                                                       ------------------------------------------------------
                                                          Three months ended              Three months ended
(Dollars in thousands, except per share amounts)            June 30, 2001                   June 30, 2000
-------------------------------------------------------------------------------------------------------------
Income                                                              $ 21,148                     $ 17,169
Income per share:
   Basic                                                            $   0.50                     $   0.42
   Diluted                                                          $   0.48                     $   0.40
Return on average assets                                                1.47%                        1.64%
Return on average shareholders' equity                                 23.32%                       24.26%

                                                                Net income (including non-recurring
                                                            warrant income and merger and other related
                                                              nonrecurring costs, other nonrecurring
                                                                expenses and extraordinary items)
                                                      -------------------------------------------------------
                                                         Three months ended               Three months ended
(Dollars in thousands, except per share amounts)           June 30, 2001                    June 30, 2000
-------------------------------------------------------------------------------------------------------------
Income                                                              $ 21,148                   $ 10,425
Income per share:
   Basic                                                            $   0.50                   $   0.25
   Diluted                                                          $   0.48                   $   0.24
Return on average assets                                                1.47%                      1.00%
Return on average shareholders' equity                                 23.32%                     14.73%

                                                                   Core earnings (income before
                                                              nonrecurring warrant income, merger and
                                                              other related nonrecurring costs, other
                                                          nonrecurring expenses and extraordinary items)
                                                      -------------------------------------------------------
                                                            Six months ended              Six months ended
(Dollars in thousands, except per share amounts)             June 30, 2001                  June 30, 2000
-------------------------------------------------------------------------------------------------------------
Income                                                              $ 42,387                   $ 31,385
Income per share:
   Basic                                                            $   1.00                   $   0.77
   Diluted                                                          $   0.96                   $   0.74
Return on average assets                                                1.57%                      1.54%
Return on average shareholders' equity                                 24.27%                     22.78%

                                                               Income including nonrecurring warrant
                                                            income and before merger and other related
                                                               nonrecurring costs, other nonrecurring
                                                                expenses and extraordinary items
                                                            --------------------------------------------------
                                                            Six months ended            Six months ended
(Dollars in thousands, except per share amounts)             June 30, 2001                June 30, 2000
-------------------------------------------------------------------------------------------------------------
Income                                                              $ 42,679                   $ 36,854
Income per share:
   Basic                                                            $   1.01                   $   0.90
   Diluted                                                          $   0.97                   $   0.87
Return on average assets                                                1.58%                      1.81%
Return on average shareholders' equity                                 24.43%                     26.75%

                                                                Net income (including non-recurring
                                                            warrant income and merger and other related
                                                             nonrecurring costs, other nonrecurring
                                                              expenses and extraordinary items)
                                                      -------------------------------------------------------

                                                            Six months ended            Six months ended
(Dollars in thousands, except per share amounts)             June 30, 2001                June 30, 2000
-------------------------------------------------------------------------------------------------------------
Income                                                              $ 42,679                   $ 27,721
Income per share:
   Basic                                                            $   1.01                   $   0.68
   Diluted                                                          $   0.97                   $   0.65
Return on average assets                                                1.58%                      1.36%
Return on average shareholders' equity                                 24.43%                     20.12%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quarter to Date

     Net income for the second quarter of 2001 increased 102.9% to $21.1 million, or $0.48 per diluted share, compared to net income of $10.4 million, or $0.24 per diluted share, for the second quarter of 2000.

     The second quarter 2001 results included nonrecurring warrant income of $504,000 ($292,000 net of taxes) compared to $740,000 ($450,000, net of taxes)
during the second quarter of 2000. In addition, for the second quarter of 2001 there were no merger and other related nonrecurring costs as compared to $10.2 million ($6.7 million, net of taxes) in the second quarter of 2000.

     Income including nonrecurring warrant income and before nonrecurring merger and other related expenses and extraordinary items, increased 23.2% to $21.1 million, or $0.48 per diluted share, in the second quarter of 2001, compared to $17.2 million, or $0.40 per diluted share, in the second quarter of 2000.

     Our core earnings for the second quarter of 2001 increased 24.7% to $20.9 million, or $0.48 per diluted share, compared to $16.7 million, or $0.39 per diluted share, in the second quarter of 2000. Based on our core earnings for second quarter of 2001, our return on average shareholders' equity was 23.00% and our return on average assets was 1.45%. During the second quarter of 2000, our core earnings resulted in a return on average shareholders' equity of 23.62% and a return on average assets of 1.60%.

     The 24.7% increase in core earnings during second quarter of 2001 as compared to second quarter of 2000 was the result of significant growth in loans and investments. For the second quarter of 2001, net interest income increased 21.5% as compared to the second quarter of 2000. This increase was primarily due to a 35.8% increase in average interest-earning assets for the second quarter of 2001 as compared to 2000. The increases in loans, trust assets, and deposits also contributed to the 4.2% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for the second quarter of 2001 by a 26.7% increase in recurring operating expenses, as compared to second quarter of 2000.

Year to Date

     Net income for the six months ended June 30, 2001 increased 54.0% to $42.7 million, or $0.97 per diluted share, compared to net income of $27.7 million, or $0.65 per diluted share, for the six months ended June 30, 2000.

     The six months ended June 30, 2001 results included nonrecurring warrant income of $504,000 ($292,000 net of taxes) as compared to $9.3 million ($5.5 million, net of taxes) during the six months ended June 30, 2000. In addition, for the six months ended June 30, 2001 there were no merger and other related nonrecurring costs as compared to $14.1 million ($9.1 million, net of taxes) in the six months ended June 30, 2000.

     Income including nonrecurring warrant income and before nonrecurring merger and other related expenses and extraordinary items, increased 15.8% to $42.7 million, or $0.97 per diluted share, for the six months ended June 30 2001, compared to $36.9 million, or $0.87 per diluted share, for the six months ended June 30, 2000.

     Our core earnings for the six months ended June 30, 2001 increased 35.1% to $42.4 million, or $0.96 per diluted share, compared to $31.4 million, or $0.74 per diluted share, for the six months ended June 30, 2000. Based on our core earnings for the six months ended June 30, 2001, our return on average shareholders' equity was 24.27% and our return on average assets was 1.57%. During the six months ended June 30, 2000, our core earnings resulted in a return on average shareholders' equity of 22.78% and a return on average assets of 1.54%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The 35.1% increase in core earnings for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was the result of significant growth in loans and investments. For the six months ended June 30, 2001, net interest income increased 26.5% as compared to the six months ended June 30, 2000. This increase was primarily due to a 32.9% increase in average interest-earning assets during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increases in loans, trust assets, and deposits also contributed to the 16.2% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for the six months ended June 30, 2001 by a 24.3% increase in recurring operating expenses, as compared to the six months ended June 30, 2000.

Net Interest Income-Overview

         We are subject to continued pressure on our net interest margin, primarily attributable to the rapidly declining interest rate environment, our asset sensitive balance sheet, slowdown in loan and deposit growth, combined with a shift in the mix of our interest earning assets and interest bearing liabilities. In response to those conditions, during the second quarter of 2001, we changed our balance sheet mix and composition as we have shifted the funding source of our specialty finance businesses from a core deposit base to a wholesale funding strategy. This shift in funding corresponds with our original strategy for financing these niche specialty finance businesses. The impact of this change has allowed us to also restructure and increase the size of our investment portfolio by funding it with the deposits which previously supported the specialty finance business units. The overall impact of this funding change has been threefold. First, it has increased the overall net interest income from operations, second it has allowed us to improve liquidity and reduce the duration of our investment portfolio and third it has slightly reduced our asset sensitive balance sheet. On a combined basis, this change has positioned us to slightly reduce our exposure to declining interest rates, while also effectively restructuring our balance sheet to take advantage of market interest rates when they move upward.

         The following table highlights the change in composition of our balance sheet at June 30, 2001 and December 31, 2000:

             Assets
             (Dollars in thousands)                June 30, 2001         December 31, 2000
             --------------------------------------------------------------------------------
             Loans                                           60.4%                     69.1%
             Investments                                     31.4%                     18.4%
             Other assets                                     8.2%                     12.5%
             --------------------------------------------------------------------------------
                                                            100.0%                    100.0%

             Deposits
             (Dollars in thousands)                June 30, 2001         December 31, 2000
             --------------------------------------------------------------------------------
             Demand, non-interest bearing                    19.6%                     24.1%
             NOW, MMDA and savings                           47.7%                     50.0%
             Time certificates                               32.7%                     25.9%
             --------------------------------------------------------------------------------
                                                            100.0%                    100.0%

             Liabilities & Equity
             (Dollars in thousands)                June 30, 2001         December 31, 2000
             --------------------------------------------------------------------------------
             Total deposits                                  68.4%                     79.9%
             Other borrowing                                 21.3%                      8.3%
             Other liabilities                                2.9%                      3.7%
             Equity                                           7.4%                      8.1%
             --------------------------------------------------------------------------------
                                                            100.0%                    100.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The impact on our net interest margin from this change in balance sheet mix has been a reduction in the net interest margin, offset by an increase in average earning assets. The overall impact on our net interest income and interest rate risk profile has been positive, net interest income has increased, while the asset sensitive nature of the balance sheet has been slightly reduced.

     Current modeling of our interest rate risk indicates that our net interest margin will contract approximately 5 to 7 basis points for every 25 basis point reduction in market interest rates. This relationship is estimated to be reasonable through an additional 50 basis point decline in market interest rates, assuming the mix and composition of our balance sheet remains similar.

     The restructuring of the balance sheet has reduced a small portion of the downward pressure on our net interest margin, but it has not substantially reduced the upside when market interest rates begin their upward trend. For every 25 basis point increase in rates, it is anticipated that our net interest margin will increase by approximately 10 to 12 basis points. Again, this assumes a similar mix in loans and deposits. However, in an improving economy, our clients' demand for loans should increase, thus having the effect of increasing the net interest margin at a more rapid pace. For further information regarding our interest rate risk, see "Quantitative and Qualitative Disclosures about Market Risk".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Quarterly

     Net interest income increased 21.5% to $68.7 million for the second quarter of 2001 from $56.6 million for the second quarter of 2000. This increase was primarily due to the $1.4 billion, or 35.8%, increase in average interest-earning assets which was partially offset by a 61 basis point decrease in our net yield on interest-earning assets. Net interest income increased 3.8% in the second quarter of 2001 from $66.2 million from the first quarter of 2001. This increase was primarily due to the $720.7 million, or 15.4%, increase in average interest-earning assets, which was partially offset by the 63 basis point decrease in our net yield on interest-earning assets.

     The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                                   Three months ended                   Three months ended
                                                                      June 30, 2001                       March 31, 2001
                                                       ---------------------------------------------   --------------------
                                                                                           Average
                                                           Average                         yield /            Average
(Dollars in thousands)                                   balance (1)       Interest         rate            balance (1)
----------------------------------------------------------------------------------------------------   --------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                             $    87,372        $    942       4.32%         $    79,910
 Other short term securities                                         57               1       7.04%                  57
 Investment securities:
      Taxable                                                 1,422,065          24,612       6.94%             792,628
      Tax-exempt (2)                                            139,571           1,653       4.75%             176,022
 Loans (3)                                                    3,759,151          84,599       9.03%           3,638,946
                                                       -----------------  --------------               --------------------
             Total interest-earning
                assets                                        5,408,216         111,807       8.29%           4,687,563
Noninterest-earning assets                                      362,568                                         400,816
                                                       -----------------  --------------               --------------------
                  Total assets                              $ 5,770,784         111,807                     $ 5,088,379
                                                       =================  --------------               ====================
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                                 $ 2,080,286          15,492       2.99%         $ 2,156,195
      Time deposits, over $100,000                              649,212           7,870       4.86%             630,483
      Other time deposits                                       666,652           8,031       4.83%             448,760
                                                       -----------------  --------------               --------------------
              Total interest-bearing deposits                 3,396,150          31,393       3.71%           3,235,438
Other borrowings                                                957,798          11,673       4.89%             407,587
                                                       -----------------  --------------               --------------------
               Total interest-bearing liabilities             4,353,948          43,066       3.97%           3,643,025
Noninterest-bearing deposits                                    859,178                                         891,537
Other noninterest-bearing liabilities                            94,373                                         113,735
Trust Preferred Securities                                       99,500                                          99,500
                                                       -----------------                               --------------------
Shareholders' equity                                            363,785                                         340,582
                                                       -----------------  --------------               --------------------
         Total shareholders' equity and liabilities         $ 5,770,784          43,066                     $ 5,088,379
                                                       =================  --------------               =====================

Net interest income                                                            $ 68,741
                                                                          ==============

Interest rate spread                                                                          4.32%
Contribution of interest free funds                                                           0.77%
                                                                                          ----------
Net yield on interest-earnings assets(4)                                                      5.10%
                                                                                          ==========

                                                                                                  Three months ended
                                                                                                     June 30, 2000
                                                       --------------------------   -----------------------------------------------
                                                                        Average                                         Average
                                                                        yield /         Average                         yield /
(Dollars in thousands)                                   Interest        rate         balance (1)       Interest          rate
---------------------------------------------------------------------------------   -----------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                          $  1,117          5.67%       $   212,495        $ 3,174          6.01%
 Other short term securities                                    1          7.12%            17,021            232          5.48%
 Investment securities:
      Taxable                                              14,502          7.42%           758,602         12,901          6.84%
      Tax-exempt (2)                                        2,130          4.91%           166,706          2,225          5.37%
 Loans (3)                                                 88,944          9.91%         2,826,612         69,006          9.82%
                                                        ----------                  ---------------  -------------
             Total interest-earning
                assets                                    106,694          9.23%         3,981,436         87,538          8.84%
Noninterest-earning assets                                                                 231,767
                                                        ----------                  ---------------  -------------
                  Total assets                            106,694                      $ 4,213,203         87,538
                                                        ----------                  ===============  -------------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                                19,303          3.63%       $ 2,088,108         19,044          3.67%
      Time deposits, over $100,000                          8,677          5.58%           618,666          8,361          5.44%
      Other time deposits                                   6,498          5.87%           157,539          1,888          4.82%
                                                        ----------                  ---------------  -------------
              Total interest-bearing deposits              34,478          4.32%         2,864,313         29,293          4.11%
Other borrowings                                            5,970          5.94%           108,225          1,683          6.25%
                                                        ----------                  ---------------  -------------
               Total interest-bearing liabilities          40,448          4.50%         2,972,538         30,976          4.19%
Noninterest-bearing deposits                                                               823,334
Other noninterest-bearing liabilities                                                       54,354
Trust Preferred Securities                                                                  78,324
                                                                                    ---------------
Shareholders' equity                                                                       284,653
                                                        ----------                  ---------------  -------------
         Total shareholders' equity and liabilities        40,448                      $ 4,213,203         30,976
                                                        ----------                  ===============  -------------

Net interest income                                      $ 66,246                                        $ 56,562
                                                        ==========                                   =============

Interest rate spread                                                       4.73%                                           4.65%
Contribution of interest free funds                                        1.00%                                           1.06%
                                                                       ----------                                   -------------
Net yield on interest-earnings assets(4)                                   5.73%                                           5.71%
                                                                       ==========                                   =============

_____________

(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Tax equivalent yields earned on the tax exempt securities are 6.87%, 7.08% and 7.81% for the three months ended June 30, 2001, March 31, 2001, and June 30, 2000, respectively, using the federal statutory rate of 34%.
(3) Loan fees totaling $2.1 million, $3.3 million and $2.0 million are included in loan interest income for three months ended June 30, 2001, March 31, 2001 and June 31, 2000, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

                                                                            Three months ended June 30, 2001
                                                                              compared with March 31, 2001
                                                                               favorable / (unfavorable)
(Dollars in thousands)                                                      Volume           Rate            Net
--------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                         $    558        $   (733)       $  (175)
 Other short term investments                                                      -               -              -
 Investment securities:
     Taxable                                                                  16,363          (6,253)        10,110
     Tax-exempt                                                                 (414)            (63)          (477)
 Loans                                                                        16,228         (20,573)        (4,345)
                                                                     -----------------------------------------------
          Total interest income                                               32,735         (27,622)         5,113
                                                                     -----------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                                       632           3,179          3,811
     Time deposits over $100,000                                              (1,548)          2,355            807
     Other time deposits                                                      (7,965)          6,432         (1,533)
                                                                     -----------------------------------------------
         Total interest-bearing deposits                                      (8,881)         11,966          3,085
 Other borrowings                                                            (12,623)          6,920         (5,703)
                                                                     -----------------------------------------------
          Total interest expense                                             (21,504)         18,886         (2,618)
                                                                     -----------------------------------------------
                Net increase (decrease) in net interest income              $ 11,231        $ (8,736)       $ 2,495
                                                                     ===============================================


                                                                          Three months ended June 30, 2001
                                                                            compared with June 30, 2000
                                                                             favorable / (unfavorable)
(Dollars in thousands)                                                 Volume           Rate            Net
--------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                       $ (1,513)      $   (719)       $ (2,232)
 Other short term investments                                                 (592)           361            (231)
 Investment securities:
     Taxable                                                                11,515            196          11,711
     Tax-exempt                                                               (336)          (236)           (572)
 Loans                                                                      48,514        (32,921)         15,593
                                                                   ------------------------------------------------
          Total interest income                                             57,588        (33,319)         24,269
                                                                   ------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                                      70          3,482           3,552
     Time deposits over $100,000                                            (2,105)         2,596             491
     Other time deposits                                                    (6,139)            (4)         (6,143)
                                                                   ------------------------------------------------
         Total interest-bearing deposits                                    (8,174)         6,074          (2,100)
 Other borrowings                                                          (12,597)         2,607          (9,990)
                                                                   ------------------------------------------------
          Total interest expense                                           (20,771)         8,681         (12,090)
                                                                   ------------------------------------------------
                Net increase (decrease) in net interest income            $ 36,817       $(24,638)       $ 12,179
                                                                   ================================================

The Quarter Ended June 30, 2001 Compared to June 30, 2000
---------------------------------------------------------

         Interest income in the second quarter ended June 30, 2001 increased 27.7% to $111.8 million from $87.5 million in the quarter ended June 30, 2000. This was primarily due to the significant increase in loans and investment securities. Average interest-earning assets increased $1.4 billion, or 35.8%, to $5.4 billion in the three months ended June 30, 2001, compared to $4.0 billion in the same period of 2000. Average loans increased $932.5 million, or 33.0%, to $3.8 billion for the three months ended June 30, 2001 from $2.8 billion in the same period of 2000. Average investment securities, Federal funds sold and other short-term securities, increased 42.8% to $1.6 billion in the second quarter of 2001 from $1.2 billion in the same period of 2000. The impact of the increase in average assets was partially offset by a decrease in the yield earned on interest-earning assets.

         During the first six months of 2001, interest rates declined, due to the Federal Reserve Board's reduction of the key Fed Funds Rate by 275 basis points. As a result, the average yield on interest-earning assets decreased 55 basis points to 8.29% in the second quarter of 2001 from 8.84% in the same period of 2000. The average yield on loans decreased 79 basis points to 9.03% in the same period of 2001 from 9.82% in the same period of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense in the second quarter of 2001 increased 39.0% to $43.1 million from $31.0 million in the same period of 2000. This increase was due to greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 46.5% to $4.4 billion in the second quarter of 2001 from $3.0 billion in the same period of 2000. The increase was due primarily to the increase in other borrowings which was a result of the implementation of our wholesale funding strategy, described above. The increase in borrowings was augmented by deposit growth resulting from the efforts of our relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group. The impact of the increase in average liabilities was partially offset by a decrease in the rate paid on interest bearing liabilities.

     The average yield on interest-earning liabilities decreased 22 basis points to 3.97% in the second quarter of 2001 from 4.19% in the same period of 2000. The average yield on interest bearing deposits decreased 40 basis points to 3.71% in the same period of 2001 from 4.11% in the same period of 2000.

     During the second quarter of 2001, average noninterest-bearing deposits increased to $859.2 million from $823.3 million in the same period of 2000.

     As a result of the foregoing, our interest rate spread decreased to 4.32% in the second quarter of 2001 from 4.65% in the same period of 2000. The net yield on interest-earning assets decreased in the second quarter of 2001 to 5.10% from 5.71% in the same period of 2000.

The Quarter Ended June 30, 2001 Compared to March 31, 2001
----------------------------------------------------------

     Interest income in the second quarter ended June 30, 2001 increased 4.8% to $111.8 million from $106.7 million in the quarter ended March 31, 2001. This was primarily due to the significant increase in investment securities. Average interest-earning assets increased $720.7 million, or 15.4%, to $5.4 billion in the quarter ended June 30, 2001, compared to $4.7 billion in the previous quarter. Average loans increased $120.2 million, or 3.3%, to $3.8 billion for the quarter ended June 30, 2001 from $3.6 billion in the previous quarter. Average investment securities, Federal funds sold and other short-term securities, increased 57.3% to $1.6 billion in the second quarter of 2001 from $1.0 billion in the previous quarter. The impact of the increase in average assets was partially offset by a decrease in the yield earned on interest-earning assets.

     During the quarter ended June 30, 2001, interest rates declined, due to the Federal Reserve Board's reduction of the key Fed Funds Rate by 125 basis points. As a result, the average yield on interest-earning assets decreased 94 basis points to 8.29% in the second quarter of 2001 from 9.23% in the previous quarter. The average yield on loans decreased 88 basis points to 9.03% in second quarter of 2001 from 9.91% in the previous quarter.

     Interest expense in the second quarter of 2001 increased 6.5% to $43.1 million from $40.4 million in the previous quarter. This increase was due to greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 19.5% to $4.4 billion in the second quarter of 2001 from $3.6 billion in the previous quarter. The increase was due primarily to the increase in other borrowings which was a result of the implementation of our wholesale funding strategy, described above. The impact of the increase in average liabilities was partially offset by a decrease in the rate paid on interest bearing liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The average yield on interest-earning liabilities decreased 53 basis points to 3.97% in the second quarter of 2001 from 4.50% in the previous quarter of 2001. The average yield on interest bearing deposits decreased 61 basis points to 3.71% in the second quarter from 4.32% in the previous quarter.

     During the second quarter of 2001, average noninterest-bearing deposits decreased to $859.2 million from $891.5 million in the previous quarter.

     As a result of the foregoing, our interest rate spread decreased to 4.32% in the second quarter of 2001 from 4.73% in the previous quarter. The net yield on interest-earning assets decreased in the second quarter of 2001 to 5.10% from 5.73% in the previous quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Year to Date

         Net interest income increased 26.5% to $135.0 million for the six months ended June 30, 2001 from $106.7 million for the six months ended June 30, 2000. This increase was primarily due to the $1.3 billion, or 32.9%, increase in average interest-earning assets, which was partially offset by a 26 basis point decrease in our net yield on interest-earning assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                              Six months ended                         Six months ended
                                                               June 30, 2001                             June 30, 2000
                                                   -------------------------------------  ----------------------------------------
                                                                                 Average                                   Average
                                                       Average                   yield /         Average                   yield /
(Dollars in thousands)                               balance (1)    Interest      rate         balance (1)   Interest       rate
----------------------------------------------------------------------------------------  -----------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                    $     83,665    $   2,054     4.95%        $   246,311    $  7,292       5.95%
 Other short term securities                                 57            2     7.08%             23,802         700       5.91%
 Investment securities:
   Taxable                                            1,109,048       39,119     7.11%            717,113      24,572       6.89%
   Tax-exempt (2)                                       157,696        3,783     4.84%            159,407       4,228       5.33%
 Loans (3)                                            3,700,410      173,543     9.46%          2,652,703     130,583       9.90%
                                                   ------------    ---------                  -----------    --------
      Total interest-earning
       assets                                         5,050,876      218,501     8.72%          3,799,336     167,375       8.86%
Noninterest-earning assets                              380,402                                   298,179
                                                   ------------    ---------                  -----------    --------
       Total assets                                $  5,431,278      218,501                  $ 4,097,515     167,375
                                                   ============    ---------                  ===========    --------
INTEREST-BEARING LIABILITIES:
 Deposits:
   MMDA, NOW and Savings                           $  2,118,027       34,787     3.31%        $ 2,035,728      38,405       3.79%
   Time deposits, over $100,000                         640,603       16,549     5.21%            586,509      15,029       5.15%
   Other time deposits                                  557,610       14,535     5.26%            158,529       3,719       4.72%
                                                   ------------    ---------                  -----------    --------
      Total interest-bearing deposits                 3,316,240       65,871     4.01%          2,780,766      57,153       4.13%
Other borrowings                                        684,117       17,643     5.20%            119,354       3,497       5.89%
                                                   ------------    ---------                  -----------    --------
      Total interest-bearing liabilities              4,000,357       83,514     4.21%          2,900,120      60,650       4.21%
Noninterest-bearing deposits                            875,264                                   797,130
Other noninterest-bearing liabilities                   103,913                                    59,041
Trust Preferred Securities                               99,500                                    64,132
                                                   ------------                               -----------
Shareholders' equity                                    352,244                                   277,092
                                                   ------------    ---------                  -----------    --------
      Total shareholders' equity and liabilities   $  5,431,278       83,514                  $ 4,097,515      60,650
                                                   ============    ---------                  ===========    --------

Net interest income                                                $ 134,987                                 $106,725
                                                                   =========                                 ========

Interest rate spread                                                             4.51%                                      4.65%
Contribution of interest free funds                                              0.88%                                      1.00%
                                                                                -----                                      -----
Net yield on interest-earnings assets(4)                                         5.39%                                      5.65%
                                                                                =====                                      =====

-----------------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Tax equivalent yields earned on the tax exempt securities are 6.99% and 7.77% for the six months ended June 30, 2001 and June 30, 2000, respectively, using the federal statutory rate of 34%.
(3) Loan fees totaling $5.4 million and $4.1 million are included in loan interest income for six months ended June 30, 2001, and June 30, 2000 respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

                                                                             Six months ended June 30, 2001
                                                                              compared with June 30, 2000
                                                                               favorable / (unfavorable)
(Dollars in thousands)                                                   Volume           Rate            Net
--------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                         $ (4,174)       $ (1,064)      $ (5,238)
 Other short term investments                                                 (1,045)            347           (698)
 Investment securities:
     Taxable                                                                  13,737             810         14,547
     Tax-exempt                                                                  (46)           (399)          (445)
 Loans                                                                        59,665         (16,705)        42,960
                                                                     -----------------------------------------------
          Total interest income                                               68,136         (17,010)        51,126
                                                                     -----------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                                    (3,863)          7,481          3,618
     Time deposits over $100,000                                              (1,359)           (161)        (1,520)
     Other time deposits                                                     (10,347)           (469)       (10,816)
                                                                     -----------------------------------------------
         Total interest-bearing deposits                                     (15,569)          6,851         (8,718)
 Other borrowings                                                            (15,415)          1,269        (14,146)
                                                                     -----------------------------------------------
          Total interest expense                                             (30,984)          8,120        (22,864)
                                                                     -----------------------------------------------
                Net increase (decrease) in net interest income              $ 37,152        $ (8,890)      $ 28,262
                                                                     ===============================================



The Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-----------------------------------------------------------------------------

         Interest income in the six months ended June 30, 2001 increased 30.5% to $218.5 million from $167.4 million in the same period of 2000. This was primarily due to the significant increase in loans and investment securities. Average interest-earning assets increased $1.3 billion, or 32.9%, to $5.1 billion in the six months ended June 30, 2001, compared to $3.8 billion in the same period of 2000. Average loans increased $1.0 billion, or 39.5%, to $3.7 billion for the six months ended June 30, 2001 from $2.7 billion in the same period of 2000. Average investment securities, Federal funds sold and other short-term securities, increased 17.8% to $1.4 billion in the six months ended 2001 from $1.1 billion in the same period of 2000. The impact of the increase in average assets was offset by a decrease in the yield earned on average interest-earning assets.

         During the first six months of 2001, interest rates declined, due to the Federal Reserve Board's reduction of the key Fed Funds Rate by 275 basis points. As a result, the average yield on interest-earning assets decreased 14 basis points to 8.72% in the six months ended June 30, 2001 from 8.86% in the same period of 2000 primarily due to lower interest rate. The average yield on loans decreased 44 basis points to 9.46% in the same period of 2001 from 9.90% for the same period of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense in the six months ended June 30, 2001 increased 37.7% to $83.5 million from $60.7 million for the same period of 2000. This increase was due to greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 37.9% to $4.0 billion in the six months ended June 30, 2001 from $2.9 billion in the same period of 2000. The increase was due primarily to the increase in other borrowings which was a result of the implementation of our wholesale funding strategy, described above. The increase in borrowings was augmented by deposit growth resulting from the efforts of our relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.


         The average yield on interest-bearing liabilities did not change for the six months ended June 30, 2001, as compared to the same period of 2000. The average yield on interest bearing deposits decreased 12 basis points to 4.01% in the same period of 2001 from 4.13% for the same period in 2000.

         During the six months ended June 30, 2001, average noninterest-bearing deposits increased to $875.3 million from $797.1 million in the same period of 2000.

         As a result of the foregoing, our interest rate spread decreased to 4.51% in the six months ended June 30, 2001 from 4.65% in the same period of 2000. The net yield on interest-earning assets decreased in the six months ended June 30, 2001 to 5.39% from 5.65% in the same period of 2000.

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

                                                          Three months ended June 30,                Six months ended June 30,
                                                      -----------------------------------  -----------------------------------
(Dollars in thousands)                                      2001               2000             2001                2000
-----------------------------------------------------------------------------------------  -----------------------------------
Average noninterest bearing demand deposits               $   859,178        $   823,334      $   875,264         $   797,130
Client service expenses                                           653                496            1,297               1,041
Client service expenses, as a percentage of
   average noninterest bearing demand deposits                   0.30%              0.24%            0.30%               0.26%

IMPACT ON NET YIELD ON INTEREST-EARNING
    ASSETS:
Net yield on interest-earning assets                             5.10%              5.71%            5.39%               5.65%
Impact of client service expense                                (0.05)%            (0.05)%          (0.05)%             (0.06)%
                                                      ----------------    ---------------  ---------------     ---------------
Adjusted net yield on interest-earning assets                    5.05%              5.66%            5.34%               5.59%
                                                      ================    ===============  ===============     ===============


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Refer to the section "Financial Condition - Allowance for Loan Losses" for a description of our systematic methodology employed in determining an adequate allowance for loan losses.

         The provision for loan losses for the second quarter of 2001 was $9.8 million, compared to $6.9 million for the first quarter of 2001 and $8.3 million for the second quarter of 2000. The provision for loan losses for the six months ended June 30, 2001 was $16.8 million as compared to $13.9 million for the six months ended June 30, 2000. In addition, in connection with the Coast Bancorp merger and the Mt. Diablo Bancshares merger, we made an additional provision for loan losses of $1.5 million in the second quarter of 2000 and $2.4 million for the six months ended June 30, 2000, respectively, to conform to our allowance methodology.

         For further information on nonperforming and classified loans and the allowance for loan losses, see "Financial Condition -- Nonperforming and Classified Assets".

Other Income

         Total recurring income increased to $11.8 million in the second quarter of 2001, compared to $10.7 million for the first quarter of 2001 and $7.9 million for the second quarter of 2000. The following table sets forth information by category of other income for the periods indicated.

                                                       At and for the three month periods ended
                                         ----------------------------------------------------------------------------------------
                                           June 30,          March 31,          December 31,     September 30,      June 30,
(Dollars in thousands)                       2001               2001                2000              2000            2000
---------------------------------------------------------------------------------------------------------------------------------
Loan and international banking fees          $    2,085          $   2,541           $   2,562         $   2,497       $   1,927
Service charges and other fees                    2,091              2,013               2,034             2,219           2,194
Gain on sale of investments, net                  3,944              1,578                  21                 3              58
Trust fees                                          978                886                 954               822             827
Gain on sale of SBA loans                           375                835                 312               429             753
ATM network revenue                                 766                662                 748               817             676
Other income                                      1,588              2,216               1,289             1,288           1,482
                                         ---------------   ----------------     ---------------  ----------------  --------------
    Total, recurring                             11,827             10,731               7,920             8,075           7,917
Warrant income                                      504                  -                 870             2,767             740
                                         ---------------   ----------------     ---------------  ----------------  --------------
    Total                                    $   12,331          $  10,731           $   8,790         $  10,842       $   8,657
                                         ===============   ================     ===============  ================  ==============


         The increase in recurring income in the second quarter of 2001 as compared to the first quarter of 2001 and second quarter of 2000 was primarily the result of gain on sale of investments which increased to $3.9 million during the second quarter of 2001. That increase during the second quarter of 2001 compared to the first quarter of 2001 was partially offset by a decrease in loan and international banking fees, gain on sales of loans and other income.

         During the second quarter of 2001, we recorded a $3.9 million gain on the sale of investments, as compared to $1.6 million during the first quarter of 2001 and $58,000 during the second quarter of 2000.

         The gain on sale of investments allowed us to postpone the planned sale of Matsco loans. Our future plans would indicate selling approximately 20% to 40% of Matsco's loan production. By retaining all of Matsco's loan production during the six months ended June 30, 2001, we have retained higher yielding assets with an increase in net interest income and greater flexibility for future Matsco loan sales.

         During the second quarter of 2001, we recorded $2.1 million of loan and international banking fees, as compared to $2.5 million in the first quarter of 2001 and to $1.9 million in the second quarter of 2000. Approximately $788,000 of this increase in the second quarter of 2001, as compared to the second quarter of 2000, relates to fee income earned by Matsco and CAPCO. A significant portion of the remaining growth from the second quarter of 2001 as compared to the second quarter of 2000 is a result of the growth in our overall loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the second quarter of 2001, we recorded a $375,000 gain on sale of SBA loans, as compared to $835,000 in the first quarter of 2001, and $753,000 in the second quarter of 2000. We originate SBA loans with the intention of selling a significant portion of those loans into the secondary market. Occasionally, weakness in the market for these loans will cause us to retain newly originated loans in our portfolio until such time that the secondary market for these loans strengthens. Such a weakness in the secondary market for these loans took place in the latter half of 2000, causing us to reduce the pace of our SBA loan sales. In the first quarter of 2001, we increased the amount of the sales of SBA loans as market conditions for these sales had improved. In the second quarter of 2001, originations declined and market conditions continued to weaken and as a result, our pace of sales declined.

         Other income in the second quarter of 2001 and the second quarter of 2000 included warrant income of $504,000 and $740,000, which is net of related employee incentives of $216,000 and $668,000, respectively. At June 30, 2001, we held approximately 135 warrant positions for which we do not have a significant recorded investment. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Operating Expenses

         The following table sets forth the major components of operating expenses for the periods indicated.

                                                                        At and for the three month periods ended
                                                        -------------------------------------------------------------------------
                                                        June 30,       March 31,       December 31,     September 30,    June 30,
(Dollars in thousands)                                    2001            2001             2000              2000          2000
----------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                  $  19,060       $  18,405    $  17,449         $  15,792     $  15,258
Occupancy and equipment                                        6,286           5,863        5,711             5,575         5,117
Trust Preferred Securities                                     2,454           2,458        2,412             2,585         1,783
Legal and other professional fees                              1,532           1,387        1,083             1,312         1,199
Client service expenses                                          653             644          563               477           496
FDIC insurance and regulatory assessments                        330             273          356               379           251
Expenses on other real estate owned                                -               -            5                 -            41
Other                                                          7,057           6,560        5,770             4,450         5,350
                                                        -------------  --------------  -----------  ---------------- -------------
    Total operating expenses excluding
          nonrecurring costs                               $  37,372          35,590       33,349            30,570        29,495
Mergers and other related nonrecurring costs                       -               -        4,606            11,412        10,203
                                                        -------------  --------------  -----------  ---------------- -------------
    Total operating expenses                               $  37,372       $  35,590    $  37,955         $  41,982     $  39,698
                                                        =============  ==============  ===========  ================ =============
Efficiency ratio                                               46.10%          46.23%       51.15%            59.42%        60.87%
Efficiency ratio (before merger, nonrecurring
     and extraordinary items)                                  46.39%          46.23%       45.47%            45.03%        45.74%
Efficiency ratio (excluding Matsco)                            45.77%          44.67%       50.66%            59.42%        60.87%
Efficiency ratio (excluding Matsco and before merger,
     nonrecurring and extraordinary items)                     46.08%          44.67%       44.84%            45.03%        45.74%
Total operating expenses to average assets                      2.60%           2.84%        3.16%             3.68%         3.79%
Total operating expenses to average assets (before
  merger, nonrecurring and extraordinary items)                 2.60%           2.84%        2.77%             2.68%         2.82%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses totaled $37.4 million for the second quarter of 2001, compared to $35.6 million for the first quarter of 2001 and $36.5 million for the second quarter of 2000. The ratio of operating expenses to average assets was 2.60% in the second quarter of 2001, 2.84% in the first quarter of 2001, and 3.79% in the second quarter of 2000. Total operating expenses include merger and other related nonrecurring costs.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio before merger, nonrecurring and extraordinary items for the second quarter of 2001 was 46.39%, compared to 46.23% for the first quarter of 2001 and 45.74% for the second quarter of 2000.

     Compensation and benefits expenses increased in the second quarter of 2001 to $19.1 million, compared to $18.4 million in the first quarter of 2001 and $15.3 million in the second quarter of 2000. The increase in the second quarter of 2001, as compared to the first quarter is the result of an increase in full time equivalent employees from 1,023 to 1,047 during that period, which equates to an annualized growth rate in staffing of less than 10%. We believe future growth will be less in subsequent quarters. An additional contributing factor to the increase in compensation and benefits for the second quarter of 2001 as compared to the same period in 2000 is due to the addition of Matsco and CAPCO in our results. The remainder of the increase is due to additions in personnel made during the prior twelve months.

     Trust Preferred Securities expense was $2.5 million for the first and second quarters of 2001 compared to $1.8 million for the second quarter of 2000. The increase in this expense was the result of the $50.5 million in Trust Preferred Securities issued in 2000.

     The increases in occupancy and equipment, legal and other professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance and regulatory assessments and other operating expenses were related to the growth in our staffing levels, loans, deposits and trust assets.

     Our goodwill amortization for the second quarter of 2001 was $272,000, compared to $199,000 in the first quarter of 2001. Our diluted earnings per share excluding goodwill amortization was $0.49 for the second quarter of 2001.

Income Taxes

     Our effective income tax rate for the second quarter of 2001 was 37.5%, compared to 37.5% in the first quarter of 2001 and 39.4% in the second quarter of 2000. The effective rates were lower than the statutory rate of 42% due to state enterprise zone tax credits and tax-exempt income on municipal securities. The reductions were partially offset by the impact of nondeductible merger and other related nonrecurring costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

     Total assets increased 21.3% to $6.2 billion at June 30, 2001, compared to $5.1 billion at December 31, 2000. The increase in the six months ended June 30, 2001 was primarily due to increases in our investment and loan portfolios funded by growth in deposits and other borrowings.

Investment Securities

     Investment securities increased to $2.0 billion at June 30, 2001 compared to $962.3 million at December 31, 2000. The increase is a result of the shift in our funding sources for our specialty finance divisions. This change allowed us to increase the size of the investment portfolio by funding it with deposits which previously supported our specialty finance units. For further information see "Net Interest Income - Overview" above.

     During the first quarter of 2001, we began a program to consolidate the investment portfolios of our ten subsidiary banks. As a result of this program, we liquidated a number of our smaller investment positions. We anticipate that this will result in improved operating efficiencies as well as improving the overall yield, as our average block sizes increase. During the first quarter of 2001, we sold 51 securities with an amortized cost of $64.3 million for a recognized gain of $1.6 million. Those sales include 22 securities previously classified as held to maturity with an amortized cost of $20.4 million for a gain of $1.1 million. During the second quarter of 2001, we sold 73 securities with an amortized cost of $69.3 million for a recognized gain of $1.6 million. Those sales include 30 securities previously classified as held to maturity with an amortized cost of $21.9 million for a gain of $1.3 million. In total, these sales resulted in an insignificant reduction in the yield on our investment portfolio. We anticipate making further investment securities sales under this program in subsequent quarters. The average life of the portfolio has declined from approximately 7 to approximately 3 1/2 years. Shortening the duration of the investment portfolio will result in an increase in the proceeds from maturities and prepayments in the next year which will provide additional funding for loan growth when the economy begins its recovery.


Loans

     Total gross loans increased to $3.8 billion at June 30, 2001, compared to $3.6 billion at December 31, 2000 and $2.9 billion at June 30, 2000. While continue to anticipate loan growth, we do not expect the growth rate of over 30% experienced during the last three years to continue. Our performance goals for 2001 (included in a Current Report on Form 8-K filed on June 26, 2001) indicated a target loan growth rate of 10% to 15%. At June 30, 2001, our loan pipeline was approximately $630 million. Historically, we have funded between 65% and 70% of our pipeline. Although historical experience is not a guarantee of future performance, our relationship officers who work with individual clients are cautiously optimistic that there will continue to be a demand for credits without requiring us to sacrifice credit quality.

     We have continued to see strong loan demand during the second quarter of 2001, as evidenced by May 2001 being the most active month in our history in new loan documents processed. However, even with the significant volume increase, we are seeing a change in our corporate borrowers' usage of their lines of credit and we are also seeing a slowing in the commercial construction market, as builders postpone or delay projects that have been in process for several months. We continue to take a conservative posture related to credit underwriting, which we believe is a prudent course of action, especially during slowing economic times. We believe it is in the best interest of Greater Bay Bancorp and its shareholders to focus attention on our quality client relationships and avoid growth on the fringe during these uncertain times. Both of these factors have combined to cause a slowing in the growth of our loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     While the short-term outlook for loan growth has slowed from late 2000 and early 2001, we are optimistic about the future, as we have continued to invest in new businesses that we believe will bring excellent opportunities for growth and expansion. Our acquisitions of Matsco, a dental equipment lease financing company, at the end of 2000 and CAPCO, an asset-based financing and factoring company, at the end of the first quarter of this year, are showing excellent growth opportunities as they become fully integrated into the our organization. Our new office in Marin County is now operational as a loan production office and our Carmel office is targeted to open in September of this year. In addition, the four banks that joined us last year are now fully integrated, both operationally and culturally into our organization. We expect solid growth from all of these sources in the latter part of 2001 and into 2002.

     The following table presents the composition of our loan portfolio at the dates indicated.


                                                    June 30,                  December 31,               June 30,
                                                      2001                       2000                      2000
                                                --------------------------------------------------------------------------------
(Dollars in thousands)                               Amount         %            Amount       %            Amount         %
--------------------------------------------------------------------------------------------------------------------------------
Commercial                                        $ 1,620,541      43.5%       $1,562,712     44.4%     $ 1,130,322       40.6%
Term real estate - commercial                       1,041,530      28.0           967,428     27.5          869,226       31.3
                                                --------------------------------------------------------------------------------
              Total Commercial                      2,662,071      71.5         2,530,140     71.9        1,999,548       71.9
Real estate construction and land                     723,394      19.4           691,912     19.7          516,998       18.6
Real estate other                                     236,927       6.4           176,568      5.0          127,571        4.6
Consumer and other                                    204,939       5.5           216,459      6.2          209,019        7.5
                                                --------------------------------------------------------------------------------
              Total loans, gross                    3,827,331     102.8         3,615,079    102.8        2,853,136      102.6
Deferred fees and discounts, net                      (13,759)     (0.4)          (13,657)    (0.4)         (13,829)      (0.5)
                                                --------------------------------------------------------------------------------
              Total loans, net of deferred fees     3,813,572     102.4         3,601,422    102.4        2,839,307      102.1
Allowance for loan losses                             (88,190)     (2.4)          (84,014)    (2.4)         (58,578)      (2.1)
                                                --------------------------------------------------------------------------------
              Total loans, net                    $ 3,725,382     100.0%       $3,517,408    100.0%     $ 2,780,729      100.0%
                                                ================================================================================

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

     The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate - commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at June 30, 2001.


                                                                  Term                 Real estate
                                                               real estate-            construction          Real estate
(Dollars in thousands)                    Commercial            commercial               and land                other
--------------------------------------------------------------------------------------------------------------------------
Loans maturing in:
One year or less:
  Fixed rate                                $  254,703            $   32,784              $  34,098             $  13,271
  Variable rate                                259,828                29,780                497,886                25,611

One to five years:
  Fixed rate                                   186,050               129,024                  1,984                11,367
  Variable rate                                417,053               136,430                175,411                31,236


After five years:
  Fixed rate                                   348,481               370,005                  3,414                37,934
  Variable rate                                154,426               343,507                 10,601               117,508
                                            ----------            ----------              ---------             ---------

     Total                                  $1,620,541            $1,041,530              $ 723,394             $ 236,927
                                            ==========            ==========              =========             =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming Assets

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

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                      June 30,           March 31,     December 31,   September 30,    June 30,
(Dollars in thousands)                                  2001               2001            2000           2000           2000
--------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
           Nonaccrual loans                               $  7,221      $    17,874     $    12,593    $    14,884     $  8,779
           Restructured loans                                    -                -               -            420          420
                                                     ---------------------------------------------------------------------------
                 Total nonperforming loans                   7,221           17,874          12,593         15,304        9,199

OREO                                                             -              259               -            395          229
                                                     ---------------------------------------------------------------------------
                 Total nonperforming assets               $  7,221      $    18,133     $    12,593    $    15,699     $  9,428
                                                     ===========================================================================

Accruing loans past due 90 days or more                   $    833      $     1,307     $       723    $       641     $    712
                                                     ===========================================================================


Nonperforming assets to total loans
      and OREO                                               0.19%            0.49%           0.35%          0.51%        0.33%
Nonperforming assets to total assets                         0.12%            0.34%           0.25%          0.35%        0.22%

Nonperforming assets and accruing loans past
      due 90 days or more to total loans and OREO            0.21%            0.52%           0.37%          0.53%        0.36%
Nonperforming assets and accruing loans past
      due 90 days or more to total assets                    0.13%            0.36%           0.26%          0.36%        0.23%


     At June 30, 2001, we had $7.2 million in nonperforming assets, as compared to $12.6 million at December 31, 2000 and $9.4 million at June 30, 2000. Our ratio of nonperforming assets to total assets at June 30, 2001 was 0.12%, as compared to 0.25% at December 31, 2000 and 0.22% at June 30, 2000. Our ratios compare favorably to the industry average ratio of nonperforming assets to total assets of 0.83% at December 31, 2000, which represents the most recently available data.

     In addition to the loans disclosed above as nonaccrual or restructured, management has also identified approximately $16.5 million in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may have on our borrowers and on our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

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

         The following table sets forth information concerning our allowance for loan losses at the dates and for the periods indicated.

                                                                   At and for the three month periods ended
                                                ---------------------------------------------------------------------------------
                                                 June 30,         March 31,     December 31,     September 30,      June 30,
(Dollars in thousands)                             2001             2001           2000              2000             2000
---------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                    $ 3,813,572     $ 3,725,625     $ 3,601,422     $   3,090,328    $   2,839,307
Average loans outstanding                       $ 3,759,151     $ 3,638,946     $ 3,326,505     $   2,962,402    $   2,826,612
Allowance for loan losses:
Balance at beginning of period                  $    85,914     $    84,014     $    67,637     $      58,578    $      52,852
Allowance of entities acquired
    through mergers accounted
    for under purchase accounting method                  -             320          10,927                 -                -
Charge-offs:
           Commercial                                (7,757)         (6,008)         (2,987)           (2,790)          (4,223)
           Term Real Estate - Commercial                  -               -               -                 -                -
                                                ------------------------------------------------------------------------------
                 Total Commercial                    (7,757)         (6,008)         (2,987)           (2,790)          (4,223)
           Real estate construction and
            land                                          -               -               -                 -                -
           Real estate other                              -               -               -                 -                -
           Consumer and other                          (109)            (46)            (67)              (20)            (137)
                                                ------------------------------------------------------------------------------
                 Total charge-offs                   (7,866)         (6,054)         (3,054)           (2,810)          (4,360)
                                                ------------------------------------------------------------------------------

Recoveries:
           Commercial                                   273             683             386                31              223
           Term Real Estate - Commercial                  -               -               -                 -                -
                                                ------------------------------------------------------------------------------
                  Total Commercial                      273             683             386                31              223
           Real estate construction and land              -               -               -                 -                -
           Real estate other                              -               -               -                 -                -
           Consumer and other                            20              23              37                36               47
                                                ------------------------------------------------------------------------------
                 Total recoveries                       293             706             423                67              270
                                                ------------------------------------------------------------------------------
            Net charge-offs                          (7,573)         (5,348)         (2,631)           (2,743)          (4,090)
Provision charged to income (1)                       9,849           6,928           8,081            11,802            9,816
                                                ------------------------------------------------------------------------------
Balance at end of period                        $    88,190     $    85,914     $    84,014     $      67,637    $      58,578
                                                ==============================================================================

Quarterly net charge-offs to average loans
    outstanding during the period, annualized          0.79%           0.59%           0.31%             0.37%            0.58%
Year to date net charge-offs to average loans
    outstanding during the period, annualized          0.69%           0.59%           0.38%             0.41%            0.44%

Allowance as a percentage of average loans
    outstanding                                        2.34%           2.35%           2.52%             2.27%            2.07%
Allowance as a percentage of period end loans
    outstanding                                        2.30%           2.30%           2.32%             2.18%            2.05%
Allowance as a percentage of non-performing loans   1221.30%         473.80%         667.15%           430.84%          621.32%

___________________
(1) Includes $1.5 million, $3.9 million, and $1.5 million during the quarters ended December 31, 2000, September 30, 2000, and June 30, 2000 respectively, to conform to the Company's reserve methodologies which are included in mergers and related nonrecurring costs.


         During the second quarter of 2001, our ratio of net charge-offs to average loans outstanding increased to 0.79%, as compared to 0.59% for the first quarter of 2001 and 0.58% for the second quarter of 2000.

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

         In view of the increasing uncertainties regarding general economic and business conditions in our primary market areas, and in particular with respect to the real estate and technology industries, and uncertainties specifically related to the impact of the California energy crisis, we instituted additional review procedures during the first quarter of 2001. As a normal part of our ongoing analysis of loans in our real estate loan portfolio, we request and review on an annual basis updated financial and other information from the borrower, including updated rent rolls and lease rates.

         In addition, as part of our ongoing analysis of commercial and real estate loans, we perform stress tests on the financial condition of the borrower to determine what magnitude of change in income or expenses of the borrower could impact the borrower's ability to service the debt. To supplement this analysis, we have requested our loan officers to review their loan portfolios to identify borrowers whom they believe could suffer significant adverse effects from either increasing energy costs or periodic power outages. We have not to date identified any such borrowers.

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

         Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology, and on an ongoing basis we engage outside firms to perform independent credit reviews of our loan portfolio. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.

         While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management. In general, management believes feels that the allowance for loan losses is adequate as of June 30, 2001. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At June 30, 2001, the allowance for loan losses was $88.2 million, consisting of a $63.8 million allocated allowance and a $24.4 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

 .    Business cycles and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

 .    Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

 .    The results of bank regulatory examinations.

Deposits

         Total deposits increased tO $4.3 billion at June 30, 2001, compared to $4.2 billion at December 31, 2000 and $3.7 billion at June 30, 2000. While continue to anticipate strong deposit growth, we do not expect the growth rate experienced during the last three years to continue. Our performance goals for 2001 (included in a Current Report on Form 8-K filed on June 26, 2001) indicated a target deposit growth rate of 5% to 10%.

         In this economic environment, we believe our clients are more likely to utilize deposits and cash- on-hand rather than other funding sources. This is particularly evidenced in our venture banking unit, as our business clients focus more on managing current operations rather than business expansion, which has resulted in a reduction in their borrowing needs. The economic slowdown has also impacted our Trust unit as the general market conditions have reduced investments in our money market accounts.

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

         Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on our investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At June 30, 2001, the Banks had approximately $112.2 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of June 30, 2001, Greater Bay did not have any material commitments for capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net cash provided by operating activities, consisting primarily of net income, totaled $37.5 million for second quarter of 2001 and $35.1 million for the same period of 2000. Cash used for investing activities totaled $1.3 billion in the second quarter of 2001 and $650.6 million in the same period of 2000. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

         For the six months ended June 30, 2001, net cash provided by financing activities was $1.1 billion, compared to $556.2 million in the same period of 2000. Historically, our primary financing activity has been through deposits. For the six months ended June 30, 2001 and 2000, deposit gathering activities generated cash of $151.7 million and $453.6 million, respectively. This represents a total of 14.3% and 81.6% of the financing cash flows for the six months ended June 30, 2001 and 2000, respectively. As a result of our wholesale funding strategy, the increase in borrowings generated cash of $913.8 million during the six months ended 2001, as compared to $39.0 million for the same period in 2000.

Capital Resources

         Shareholders' equity at June 30, 2001 increased to $371.6 million from $322.4 million at December 31, 2000. Greater Bay paid dividends of $0.10, and $0.35 per share during the three months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

         A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to regulatory limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Our major capital components are shareholders' equity and Trust Preferred Securities in core capital, and the allowance for loan losses in supplementary capital.

         At June 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at June 30, 2001 and the two highest levels recognized under these regulations are as follows:



                                             Tier 1         Total
                               Leverage    risk-based     risk-based
                                ratio     capital ratio  capital ratio
       ------------------------------------------------------------------

       Company                   7.76%        9.19%           10.46%
       Well-capitalized          5.00%        6.00%           10.00%
       Adequately capitalized    4.00%        4.00%            8.00%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In order to strengthen our capital position, we issued $15.0 million in trust preferred securities in a private placement on July 16, 2001. On July 25, 2001, we filed a Registration Statement on Form S-3 with the Securities Exchange Commission relating to a proposed sale of $75.0 million, plus a 15% overallotment option, in trust preferred securities in an underwritten public offering. We expect the sale of these securities to occur during the third quarter of 2001. If these trust preferred securities had been issued prior to quarter end, our June 30, 2001 proforma capital positions would have been as follows:

                                                                  Tier 1         Total
                                                     Leverage   risk-based     risk-based
                                                       ratio  capital ratio  capital ratio
         -----------------------------------------------------------------------------------
         Proforma capital ratios including $15.0
          million in trust preferred securities
          issued July 16, 2001                         8.03%      9.47%         10.73%

         In addition, at June 30, 2001, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

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

         In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet. We are currently focusing our investment activities on securities with terms or average lives between three and six years to shorten the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized interest rate swaps to manage the interest rate risk of the trust preferred securities, offerings issued August 12, 1998 and July 16, 2001. These interest rate swaps are not an "ineffective hedge" and are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133 and 138").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Market Value of Portfolio Equity

     Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is our net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of June 30, 2001.

Change in
interest rates            Net portfolio     Projected change
                                         ----------------------
(Dollars in millions)         value       Dollars   Percentage
---------------------------------------------------------------

100 basis point rise         $ 791.1     $ (33.7)     -4.09%
Base scenario                  824.7           -           -
100 basis point decline        797.7       (27.0)     -3.28%

     The market value of portfolio equity is based on the net present values of each product in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates from public sources. The foregoing analysis attributes significant value to our non-interest-bearing deposit balances. The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes. Some valuations are provided directly from independent broker quotations.

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

     The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of June 30, 2001, the analysis indicates that our net interest income for the next 12 months would increase 6.7% if rates increased 200 basis points, and decrease by 4.6% if rates decreased 200 basis points.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that our structure is to remain similar to the structure created during the second quarter of 2001. It does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

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

     The following table shows interest sensitivity gaps for different intervals as of June 30, 2001:

                                 Immediate        2 days To              7 months to       1 Year          4 years
(Dollars in thousands)          or one day         6 months               12 months      to 3 years       to 5 years
---------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks       $         -        $         723         $           -      $         -    $          -
Federal Funds Sold                 55,058                    -                     -                -               -
Investment securities              61,932              271,269               215,186          589,147         306,564
Loans                           1,879,475              784,847               258,090          558,063         264,444
Loan losses/unearned fees               -                    -                     -                -               -
Other assets                            -                  562                   562            2,249           2,249
                             ----------------------------------------------------------------------------------------
  Total assets                $ 1,996,465        $   1,057,401         $     473,838      $ 1,149,459    $    573,257
                             ========================================================================================

Liabilities and Equity:
Deposits                      $ 2,051,652        $   1,132,279         $     255,162      $    26,680    $      3,402
Other borrowings                        -              920,896               296,200          103,000          24,830
Trust preferred securities              -                    -                     -                -               -
Other liabilities                       -                    -                     -                -               -
Shareholders' equity                    -                    -                     -                -               -
                             ----------------------------------------------------------------------------------------
Total liabilities and equity  $ 2,051,652        $   2,053,175         $     551,362      $   129,680    $     28,232
                             ========================================================================================
Gap                           $   (55,187)       $    (995,774)        $     (77,524)     $ 1,019,779    $    545,025
Cumulative Gap                $   (55,187)       $  (1,050,961)        $  (1,128,485)     $  (108,706)   $    436,319
Cumulative Gap/total assets         -0.89%              -16.88%               -18.13%           -1.75%           7.01%

                                                                        Total
                                 More than        Total rate           non-rate
(Dollars in thousands)           5  years          sensitive           sensitive             Total
-----------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks        $         -      $       723          $   200,875          $   201,598
Federal Funds Sold                       -           55,058                    -               55,058
Investment securities              532,322        1,976,420                6,019            1,982,439
Loans                               68,657        3,813,576                   (4)           3,813,572
Loan losses/unearned fees                -                -              (88,190)             (88,190)
Other assets                        16,167           21,789              238,711              260,500
                               ----------------------------------------------------------------------
  Total assets                 $   617,146      $ 5,867,566          $   357,411          $ 6,224,977
                               ======================================================================

Liabilities and Equity:
Deposits                       $     1,072      $ 3,470,247          $   846,505          $ 4,316,752
Other borrowings                         -        1,344,926                    -            1,344,926
Trust preferred securities          99,500           99,500                    -               99,500
Other liabilities                        -                -               92,157               92,157
Shareholders' equity                     -                -              371,642              371,642
                               ----------------------------------------------------------------------
Total liabilities and equity   $   100,572      $ 4,914,673          $ 1,310,304          $ 6,224,977
                               ======================================================================
Gap                            $   516,574      $   952,893          $  (952,893)         $         -
Cumulative Gap                 $   952,893      $   952,893          $         -          $         -
Cumulative Gap/total assets          15.31%           15.31%                0.00%                0.00%

     The foregoing table indicates that we had a one year negative gap of $(1.1) billion, or (18.13)% of total assets, at June 30, 2001. In theory, this would indicate that at June 30, 2001, $1.1 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the asset and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more assets sensitive than is indicated in the Gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the Gap analysis. In fact, during the recent period of declines in interest rates, our net interest earning assets has declined. See "Results of Operations Net Interest Income - The Quarter Ended June 30, 2001 Compared to March 31, 2001". Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as our primary interest rate risk management tools.

Recent Accounting Developments

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
------------------------------------------------------------------------------

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

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions.

     Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

Business Combinations
---------------------

     On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"). The standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method. Previously, the pooling-of-interests method was required whenever certain criteria were met. Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Our definitive merger agreement with SJNB Financial Corp. was signed on June 25, 2001, before the required implementation date, and therefore SFAS No. 141 will require us to account for that merger as a pooling of interests.

     As a portion of our business strategy is to pursue acquisition opportunities so as to expand our market presence and maintain growth levels, the change in accounting could have a negative impact on our ability to realize those business strategies. As SFAS No. 141 has just been released, the impact of these changes has yet to be fully determined.

Goodwill and Other Intangible Assets
------------------------------------

     On July 20, 2001 the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in business combination) should be accounted for in the financial statements upon their acquisition. SFAS No.142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40 year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment which may require re-measurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

     The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. The statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangible assets recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle.

     As SFAS No. 142 has just been released, the impact of these changes has yet to be fully determined.


Selected Loan Loss Allowance Methodology and Documentation Issues
-----------------------------------------------------------------

     A Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB No. 102") was released on July 10, 2001. It expresses certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, Accounting for Loan Losses by Registrants Engaged in Lending Activities, for determining allowances for loan and lease losses in accordance with general accept accounting principals. In particular, SAB No. 102 focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. We have a systematic methodology for determining an appropriate allowance for loan losses, consistently followed and supported by written documentation and policies and procedures. None-the-less, in light of SAB No. 102, our methodology and documentation is currently in the process of review. However, any resulting changes are not expected to have a material impact on the financial statements.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings -- Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds -- Not applicable

ITEM 3.  Defaults Upon Senior Securities -- Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders -

               (a) Greater Bay Bancorp held its annual meeting of shareholders on May 15, 2001.

               (b) The following directors were elected at the annual meeting to serve for a three-year term:

               James E. Jackson
               Stanley A. Kangas
               George M. Marcus
               Duncan L. Matteson
               Rebecca Q. Morgan

                        The following directors continued in office after the annual meeting:

               John M. Gatto
               John J. Hounslow
               David L. Kalkbrenner
               Daniel G. Libarle
               Rex D. Lindsay
               George M. Marcus
               Glen McLaughlin
               Linda R. Meier
               James C. Thompson
               Warren R. Thoits
               Dick J. Randall
               Donald H. Seiler
               T. John Whalen

               (c) At the annual meeting, shareholders voted on (1) the election of Greater Bay Bancorp's Class I directors; (2) the amendment of Greater Bay Bancorp's Bylaws to increase the range of authorized directors; and (3) the ratification of the selection of PricewaterhouseCoopers LLP as Greater Bay Bancorp's independent public accountants for the fiscal year ending December 31, 2001. The results of the voting were as follows:

                                            Votes                                           Broker
Matter                     Votes For        Against           Withheld     Abstentions      Non-Votes
------                     ---------        -------           --------     -----------      ---------
Election of Directors
   James E. Jackson        35,933,579         --               522,597         --               --
   Stanley A. Kangas       35,957,448         --               498,728         --               --
   George M. Marcus        35,944,465         --               461,771         --               --
   Duncan L. Matteson      35,525,982         --               930,194         --               --
   Rebecca Q. Morgan       36,003,041         --               453,135         --               --

Bylaws Amendment           33,885,168     2,371,788               --        199,220               0

Independent Public
Accountants                36,132,844       203,871               --        119,461               0

                  (d)      Not applicable.


ITEM 5.  Other Information -- Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

 EXHIBIT
   NO.                     EXHIBITS
 -------                   -------
2                          Agreement and Plan of Reorganization, dated as of
                           June 25, 2001, by and between Greater Bay Bancorp and
                           SJNB Financial Corp. (incorporated by reference to
                           Exhibit 2 from Registrant's Current Report on Form 8-
                           K dated as of June 25, 2001).

10.1 Stock Option Agreement dated as of June 25, 2001, by and between Greater Bay Bancorp and SJNB Financial Corp. (incorporated by reference to Exhibit 10.1 from Registrant's Current Report on Form 8-K dated June 25, 2001).

10.2 Employment Agreement, dated as of March 26, 2001 (effective as of May 15, 2001), by and between Greater Bay Bancorp and Byron Scordelis.

99.1 Press release issued by July 25, 2001 re trust preferred securities offering.

 (b) Reports on Form 8-K

     During the quarter ended June 30, 2001, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated March 30, 2001 (reporting completion of the Registrant's acquisition of CAPCO Financial Company, Inc.);
(2) Form 8-K dated April 16, 2001 (containing press releases regarding first quarter earnings and appointment of Chief Operating Officer); (3) Form 8-K dated April 26, 2001 (containing first quarter 2001 slide presentation); and (4) Form 8-K dated June 25, 2001 (reporting the proposed merger with SJNB Financial Corp. and updated guidance.)

SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By:

/s/ Steven C. Smith
-------------------
Steven C. Smith
   Executive Vice President, Chief Administrative Officer and
   Chief Financial Officer

Date: August 2, 2001