Form 10-Q
period 2001-09-30
GREATER BAY BANCORP
filed 2001-11-14
CIK 775473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark one)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from ______________ to ______________.

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

Yes [X]   No [_]


Outstanding shares of Common Stock, no par value, as of October 26, 2001:
49,744,042

                               GREATER BAY BANCORP

                                      INDEX

                    Part I.       Financial Information

Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of
             September 30, 2001 and December 31, 2000 .....................   3

             Consolidated Statements of Operations
             for the Three Months and Nine Months Ended
             September 30, 2001 and 2000 ..................................   4

             Consolidated Statements of Comprehensive Income
             for the Three Months and Nine Months Ended
             September 30, 2001 and 2000 ..................................   5

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2001 and 2000 ................   6

             Notes to Consolidated Financial Statements ...................   7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  38


                    Part II.      Other Information

Item 1.  Legal Proceedings ................................................  43

Item 2.  Changes in Securities and Use of Proceeds ........................  43

Item 3.  Defaults Upon Senior Securities ..................................  43

Item 4.  Submission of Matters to a Vote of Security Holders ..............  43

Item 5.  Other Information ................................................  43

Item 6.  Exhibits and Reports on Form 8-K .................................  43

             Signatures ...................................................  44

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2001     December 31,
(Dollars in thousands)                                                             (unaudited)            2000
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $        212,811    $       270,774
Federal funds sold                                                                        117,000            138,000
Other short term securities                                                                    --                 56
                                                                                 ----------------    ---------------
       Cash and cash equivalents                                                          329,811            408,830
Investment securities:
    Available for sale, at fair value                                                   2,338,251            578,172
    Held to maturity, at amortized cost (fair value 2000: $364,787)                            --            354,454
    Other securities                                                                       83,250             29,651
                                                                                 ----------------    ---------------
       Investment securities                                                            2,421,501            962,277
Total loans:
    Commercial                                                                          1,645,159          1,562,712
    Term real estate - commercial                                                       1,177,058            967,428
                                                                                 ----------------    ---------------
       Total commercial                                                                 2,822,217          2,530,140
    Real estate construction and land                                                     675,527            691,912
    Real estate other                                                                     226,553            176,568
    Consumer and other                                                                    184,458            216,459
    Deferred loan fees and discounts                                                      (14,075)           (13,657)
                                                                                 ----------------    ---------------
       Total loans, net of deferred fees                                                3,894,680          3,601,422
    Allowance for loan losses                                                             (90,414)           (84,014)
                                                                                 ----------------    ---------------
       Total loans, net                                                                 3,804,266          3,517,408
Property, premises and equipment, net                                                      43,174             33,860
Interest receivable and other assets                                                      244,772            208,003
                                                                                 ----------------    ---------------
                Total assets                                                     $      6,843,524    $     5,130,378
                                                                                 ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand, noninterest-bearing                                                  $        851,708    $     1,003,828
    MMDA, NOW and savings                                                               2,018,214          2,082,708
    Time certificates, $100,000 and over                                                  593,536            571,330
    Other time certificates                                                               850,893            507,195
                                                                                 ----------------    ---------------
Total deposits                                                                          4,314,351          4,165,061
Other borrowings                                                                        1,770,519            431,228
Other liabilities                                                                         133,994            112,224
                                                                                 ----------------    ---------------
              Total liabilities                                                         6,218,864          4,708,513
                                                                                 ----------------    ---------------

Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior
    subordinated debentures                                                               218,000             99,500

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Preferred stock, no par value: 4,000,000 shares authorized;
      none issued                                                                              --                 --
    Common stock, no par value: 80,000,000 shares authorized;
        42,774,660 and 41,929,173 shares issued and outstanding
        as of September 30, 2001 and December 31, 2000, respectively                      180,651            173,276
    Accumulated other comprehensive income (loss)                                          19,749             (6,552)
    Retained earnings                                                                     206,260            155,641
                                                                                 ----------------    ---------------
              Total shareholders' equity                                                  406,660            322,365
                                                                                 ----------------    ---------------
                Total liabilities and shareholders' equity                       $      6,843,524    $     5,130,378
                                                                                 ================    ===============

----------
See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                   Three months ended     Nine months ended
                                                                      September 30,         September 30,
                                                                   -------------------   -------------------
(Dollars in thousands, except per share amounts)                     2001       2000*      2001       2000*
--------------------------------------------------------------------------------------   -------------------
INTEREST INCOME
Interest on loans                                                  $ 82,727   $ 74,716   $256,266   $205,299
Interest on investment securities:
    Taxable                                                          33,829     14,978     71,457     39,550
    Tax - exempt                                                      1,472      2,185      5,254      6,413
                                                                   --------   --------   --------   --------
          Total interest on investment securities                    35,301     17,163     76,711     45,963
Other interest income                                                 1,678      4,733      5,230     12,725
                                                                   --------   --------   --------   --------
    Total interest income                                           119,706     96,612    338,207    263,987
                                                                   --------   --------   --------   --------

INTEREST EXPENSE
Interest on deposits                                                 29,766     34,780     95,636     91,933
Interest on long term borrowings                                      3,794        175      9,093        697
Interest on other borrowings                                         13,394      1,842     25,739      4,817
                                                                   --------   --------   --------   --------
          Total interest expense                                     46,954     36,797    130,468     97,447
                                                                   --------   --------   --------   --------
             Net interest income                                     72,752     59,815    207,739    166,540
Provision for loan losses                                             7,880      7,844     24,657     21,780
                                                                   --------   --------   --------   --------
             Net interest income after provision for loan losses     64,872     51,971    183,082    144,760
                                                                   --------   --------   --------   --------

OTHER INCOME

Service charges and other fees                                        2,192      2,219      6,296      6,560
Loan and international banking fees                                   1,987      2,497      3,833      5,600
Gain on sale of loans                                                 1,684        429      2,894      1,878
Trust fees                                                              865        822      2,729      2,496
Gain on sale of investments, net                                        819          3      6,341         60
ATM network revenue                                                     803        817      2,231      2,143
Other income                                                          1,538      1,288      8,122      5,882
                                                                   --------   --------   --------   --------
    Total recurring                                                   9,888      8,075     32,446     24,619
Warrant income, net                                                      77      2,767        581     12,116
                                                                   --------   --------   --------   --------
    Total                                                             9,965     10,842     33,027     36,735
                                                                   --------   --------   --------   --------
OPERATING EXPENSES
Compensation and benefits                                            19,680     15,792     57,145     46,875
Occupancy and equipment                                               6,597      5,575     18,746     15,977
Trust Preferred Securities                                            3,724      2,585      8,636      5,426
Legal and other professional fees                                     2,324      1,312      5,243      3,621
Telephone, postage and supplies                                       1,232      1,040      3,937      3,362
Marketing and promotion                                               1,272        935      3,779      2,956
Client services                                                         548        477      1,845      1,518
FDIC insurance and regulatory assessments                               406        379      1,009        880
Directors fees                                                          336        302        804        777
Other real estate owned                                                   -          -          -         51
Other                                                                 4,321      2,173     12,258      7,816
                                                                   --------   --------   --------   --------
      Total, recurring                                               40,440     30,570    113,402     89,259
Merger and other related nonrecurring costs                               -     11,412          -     25,496
                                                                   --------   --------   --------   --------
      Total operating expenses                                       40,440     41,982    113,402    114,755
                                                                   --------   --------   --------   --------
             Income before provision for income taxes                34,397     20,831    102,707     66,740
Provision for income taxes                                           13,037      7,962     38,668     26,150
                                                                   --------   --------   --------   --------

             Net income                                            $ 21,360   $ 12,869   $ 64,039   $ 40,590
                                                                   ========   ========   ========   ========

Net income per share - basic**                                     $   0.50   $   0.31   $   1.51   $   0.99
                                                                   ========   ========   ========   ========

Net income per share - diluted**                                   $   0.49   $   0.29   $   1.46   $   0.94
                                                                   ========   ========   ========   ========

----------

*Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

**Restated to reflect 2 - for - 1 stock split effective on October 4, 2000.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                    Three months ended       Nine months ended
                                                                                       September 30,           September 30,
                                                                                   --------------------    --------------------
(Dollars in thousands)                                                               2001        2000*       2001        2000*
-------------------------------------------------------------------------------------------------------    --------------------
Net income                                                                         $ 21,360    $ 12,869    $ 64,039    $ 40,590
                                                                                   --------    --------    --------    --------

Other comprehensive income (loss):
   Unrealized gains on securities:
      Unrealized holding gains (losses) arising during period
         (net of taxes of $11.9 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively)
         (net of taxes of $16.5 million and $(3.1) million for the nine months
         ended September 30, 2001 and 2000, respectively)                            17,100       2,422      23,606      (4,422)
      Reclassification adjustment for gains (losses) included
               in net income                                                            482           2       3,732          35
                                                                                   --------    --------    --------    --------
   Net change                                                                        17,582       2,424      27,338      (4,387)

   Cash flow hedge:
      Net derivative gains (losses) arising during period
         (net of taxes of $(758,000) and $(398,000) for the three months ended September 30, 2001 and 2000, respectively)
         (net of taxes of $(775,000) and $(269,000) for the nine months
         ended September 30, 2001 and 2000, respectively)                            (1,084)       (569)     (1,109)       (384)
      Reclassification adjustment for income included
         in net income (net of taxes of $24,000 and $24,000 for the three months ended September 30, 2001 and 2000, respectively)
         in net income (net of taxes of $72,000 and $31,000 for the
         nine months ended September 30, 2001 and 2000, respectively)                    24          24          72          31
                                                                                   --------    --------    --------    --------
   Net change                                                                        (1,060)       (545)     (1,037)       (353)

      Other comprehensive income (loss)                                              16,522       1,879      26,301      (4,740)
                                                                                   --------    --------    --------    --------

         Comprehensive income                                                      $ 37,882    $ 14,748    $ 90,340    $ 35,850
                                                                                   ========    ========    ========    ========

----------

* Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Nine months ended September 30,
                                                                         --------------------------------
(Dollars in thousands)                                                         2001             2000*
---------------------------------------------------------------------------------------------------------
Cash flows - operating activities
Net income                                                               $       64,039    $       40,590
Reconcilement of net income to net cash from operations:
    Provision for loan losses                                                    24,977            28,062
    Depreciation and amortization                                                 9,197             6,272
    Deferred income taxes                                                        (2,633)           (7,808)
    (Gain) loss on sale of investments, net                                       4,043                60
    Changes in:
        Accrued interest receivable and other assets                            (19,300)          (38,678)
        Accrued interest payable and other liabilities                           20,008            32,207
        Deferred loan fees and discounts, net                                       418               414
                                                                         --------------    --------------
Operating cash flows, net                                                       100,749            61,119
                                                                         --------------    --------------

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
    Held to maturity                                                                  -            22,262
    Available for sale                                                          239,832             1,750
    Other securities                                                                  -            12,328
Purchase of investment securities:
    Held to maturity                                                                  -          (241,012)
    Available for sale                                                       (2,028,141)          (17,076)
    Other securities                                                            (53,599)          (14,095)
Proceeds from sale of available for sale securities                             406,169                 -
Loans, net                                                                     (297,841)         (634,819)
Loan acquired from business acquisition                                         (14,671)                -
Payment for business acquisitions, net of cash acquired                          (7,983)                -
Sale of other real estate owned                                                     259                 -
Sale of bank building                                                                 -             5,502
Purchase of property, premises and equipment                                    (15,642)          (10,287)
Purchase of insurance policies                                                   (7,811)           (9,240)
                                                                         --------------    --------------
Investing cash flows, net                                                    (1,779,428)         (884,687)
                                                                         --------------    --------------

Cash flows - financing activities
Net change in deposits                                                          149,290           662,451
Net change in other borrowings - short term                                   1,277,592            18,261
Proceeds from other borrowings - long term                                       83,200                 -
Principal repayment - long term borrowings                                      (21,501)                -
Proceeds from company obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely junior
  subordinated debentures                                                       118,500            50,500
Proceeds from sale of common stock                                                6,012            18,063
Cash dividends                                                                  (13,433)           (6,592)
                                                                         --------------    --------------
Financing cash flows, net                                                     1,599,660           742,683
                                                                         --------------    --------------

Net change in cash and cash equivalents                                         (79,019)          (80,885)
Cash and cash equivalents at beginning of period                                408,830           393,029
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $      329,811    $      312,144
                                                                         ==============    ==============

Cash flows - supplemental disclosures
Cash paid during the period for:
    Interest                                                             $      114,075    $      103,046
                                                                         ==============    ==============
    Income taxes                                                         $       55,391    $       19,450
                                                                         ==============    ==============
Non-cash transactions:
    Additions to other real estate owned                                 $          259    $          124
                                                                         ==============    ==============
Transfer of appreciated securities to GBB Foundation                     $            -    $        7,200
                                                                         ==============    ==============

----------

* Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheets as of September 30, 2001, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2001, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 have been prepared by Greater Bay Bancorp ("Greater Bay" on a parent-only basis, and "we" or "our" on a consolidated basis) and are not audited. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ended December 31, 2001.

Consolidation and Basis of Presentation

     The unaudited financial information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. The consolidated financial statements include the accounts of Greater Bay Bancorp and our wholly owned subsidiaries, Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, CNB Investment Trust I, GBB Capital I, GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, Matsco Lease Finance, Inc. II, and Matsco Lease Finance, Inc. III, and our operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior period's consolidated financial statements to conform to the current presentation. In the opinion of management, such unaudited financial statements reflect all adjustments necessary for fair statement of the results of operations and balances for the interim period presented. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

     We have completed six mergers and acquisitions from December 31, 1999 through September 30, 2001. The mergers with Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The acquisitions of The Matsco Companies, Inc. and CAPCO Financial Company, Inc. ("CAPCO") were accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s and CAPCO's results of operations have been included in the consolidated financial statements since the date of acquisition.

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

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

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


                                                                   Accumulated
                                   Unrealized                         other
Nine months ended                gains (losses)    Cash flow      comprehensive
(Dollars in thousands)           on securities       hedges       income (loss)
-------------------------------------------------------------------------------

Balance - December 31, 2000      $      (6,700)   $       148     $     (6,552)
Current period change                   27,338         (1,037)          26,301
                                 -------------    -----------     ------------

Balance - September 30, 2001     $      20,638    $      (889)    $     19,749
                                 =============    ===========     ============

Balance - December 31, 1999      $     (10,662)   $     1,504     $     (9,158)
Current period change                   (4,387)          (353)          (4,740)
                                 -------------    -----------     ------------

Balance - September 30, 2000     $     (15,049)   $     1,151     $    (13,898)
                                 =============    ===========     ============


Balance - June 30, 2001          $       3,056    $       171     $      3,227
Current period change                   17,582         (1,060)          16,522
                                 -------------    -----------     ------------

Balance - September 30, 2001     $      20,638    $      (889)    $     19,749
                                 =============    ===========     ============

Balance - June 30, 2000          $     (17,473)   $     1,696     $    (15,777)
Current period change                    2,424           (545)           1,879
                                 -------------    -----------     ------------

Balance - September 30, 2000     $     (15,049)   $     1,151     $    (13,898)
                                 =============    ===========     ============

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

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

     On October 23, 2001, SJNB Financial Corp., the holding company for San Jose National Bank merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of SJNB Financial Corp. were converted into an aggregate of approximately 6,944,000 shares of Greater Bay's common stock. SJNB Financial Corp's results are not included in these fiancial statetments because the merger was completed after September 30, 2001. The merger will be accounted for as a pooling-of-interests. As of and for the nine months ended September 30, 2001, SJNB Financial Corp. had approximately $25.4 million in net interest income, $8.3 million in net income, $661.4 million in assets, $559.0 million in deposits and $73.9 million in shareholders' equity.

NOTE 3--INVESTMENT SECURITIES

     During the first quarter of 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase our efficiency in managing our investment portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $43.2 million for a gain of $2.5 million.

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

NOTE 4--BORROWINGS

     Other borrowings are detailed as follows:

                                            September 30,    December 31,
(Dollars in thousands)                          2001             2000
-------------------------------------------------------------------------
Other borrowings:
   Short term borrowings:
      Securities sold under
         agreements to repurchase           $     337,250    $     63,000
      Other short term notes payable                4,201          15,419
      FHLB advances                             1,199,000         183,000
      Advances under credit lines                  23,000          15,000
                                            -------------    ------------
            Total short term borrowings         1,563,451         276,419
                                            -------------    ------------
   Long term borrowings:
      Securities sold under
         agreements to repurchase                  24,700               -
      Other long term notes payable                24,368          51,809
      FHLB advances                               158,000         103,000
                                            -------------    ------------
            Total other long term
                borrowings                        207,068         154,809
                                            -------------    ------------
Total other borrowings                      $   1,770,519    $    431,228
                                            =============    ============

     During the nine months ended September 30, 2001 and the year ended December 31, 2000, the average balance of securities sold under short term agreements to repurchase was $158.5 million and $76.8 million, respectively, and the average interest rates during those periods were 3.96% and 6.05%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of the dates of purchase.

     During the nine months ended September 30, 2001 and the year ended December 31, 2000, the average balance of federal funds purchased was $102.5 million and $105.3 million, respectively, and the average interest rates during those periods were 5.25% and 6.49%, respectively. There was no such balance outstanding at September 30, 2001 and December 31, 2000.

     The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities:

(Dollars in thousands)                        Short term      Long term
--------------------------------------------------------------------------
Amount                                       $  1,199,000    $    158,000
Maturity                                             2001       2002-2003
Average rates                                        4.20%           5.52%


     As of September 30, 2001, we had short-term, unsecured credit facilities from two financial institutions totaling $65.0 million. At September 30, 2001 and December 31, 2000, we had advances outstanding of $23.0 million and $15.0 million, respectively, under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, we were in compliance with all related financial covenants for these credit facilities.

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

     NOTE 5--ISSUANCE OF ADDITIONAL COMPANY OBLIGATED MANDITORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

     On July 16, 2001, we completed a $15.0 million trust preferred securities private offering. We issued the trust preferred securities through a newly created trust subsidiary, GBB Capital VI, to a qualified institutional buyer. The trust preferred securities bear an interest rate of 6-month LIBOR plus 3.75% payable semi-annually. GBB Capital VI used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Greater Bay. Greater Bay intends to invest a portion of the net proceeds in one or more of our subsidiary banks to increase their capital levels and intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, all of the trust preferred securities qualify as Tier I Capital. In connection with this transaction, we concurrently entered into an interest rate swap agreement to cap the cost of the offering at 8.75% for 10 years.

     On August 20, 2001, we completed a $103.5 million trust preferred securities underwritten public offering. We issued the trust preferred securities through a newly created trust subsidiary, GBB Capital V. The trust preferred securities bear an interest rate of 9.00% payable quarterly. GBB Capital V used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Greater Bay. Greater Bay intends to invest a portion of the net proceeds in one or more of our subsidiary banks to increase their capital levels and intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, $14.5 million of the trust preferred securities qualify as Tier I Capital and $89.0 million of the trust preferred securities qualify as Tier II Capital.

NOTE 6--FORMATION OF CNB INVESTMENT TRUST I

     During the third quarter of 2001, we formed and funded CNB Investment Trust I ("CNBIT I"), a Maryland real estate investment trust, as a wholly owned subsidiary of Cupertino National Bank ("CNB"). CNBIT I provides CNB with flexibility in raising capital. CNB contributed loans and corporate securities with a net book value of $311.3 million, and $500,000 in cash to CNBIT I, in exchange for 100% of the common and preferred stock of CNBIT I. As of September 30, 2001, the net income, assets and equity of CNBIT I are eliminated in consolidation.

NOTE 7--PER SHARE DATA

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2001 and 2000.

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

                                                                        For the three months ended September 30, 2001
                                                             -------------------------------------------------------------------
                                                                    Income                Shares                 Per share
(Dollars in thousands, except per share amounts)                  (numerator)          (denominator)               amount
--------------------------------------------------------------------------------------------------------------------------------
Basic net income per share:
   Income available to common shareholders                        $    21,360            42,652,000                $ 0.50
Effect of dilutive securities:
   Stock options                                                            -             1,331,000
                                                                  -----------            ----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                        $    21,360            43,983,000                $ 0.49
                                                                  ===========            ==========

                                                                      For the three months ended September 30, 2000
                                                             -------------------------------------------------------------------
                                                                    Income                Shares                 Per share
(Dollars in thousands, except per share amounts)                  (numerator)          (denominator)               amount
--------------------------------------------------------------------------------------------------------------------------------

Basic net income per share:
   Income available to common shareholders                        $    12,869            41,448,000                $ 0.31
Effect of dilutive securities:
   Stock options                                                            -             2,228,000
                                                                  -----------            ----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                        $    12,869            43,676,000                $ 0.29
                                                                  ===========            ==========

                                                                        For the nine months ended September 30, 2001
                                                             -------------------------------------------------------------------
                                                                    Income                Shares                 Per share
(Dollars in thousands, except per share amounts)                  (numerator)          (denominator)               amount
--------------------------------------------------------------------------------------------------------------------------------

Basic net income per share:
   Income available to common shareholders                        $    64,039            42,515,000                $ 1.51
Effect of dilutive securities:
   Stock options                                                            -             1,335,000
                                                                  -----------            ----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                        $    64,039            43,850,000                $ 1.46
                                                                  ===========            ==========

                                                                        For the nine months ended September 30, 2000
                                                             -------------------------------------------------------------------
                                                                    Income                Shares                 Per share
(Dollars in thousands, except per share amounts)                  (numerator)          (denominator)               amount
--------------------------------------------------------------------------------------------------------------------------------

Basic net income per share:
   Income available to common shareholders                        $    40,590            40,996,000                $ 0.99
Effect of dilutive securities:
   Stock options                                                            -             1,985,000
                                                                  -----------            ----------
Diluted net income per share:
   Income available to common shareholders
   and assumed conversions                                        $    40,590            42,981,000                $ 0.94
                                                                  ===========            ==========

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

     There were options to purchase 1,475,000 shares and 1,000 shares that were considered anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the three months ended September 30, 2001 and 2000, respectively. There were options to purchase 1,409,000 shares and 14,000 shares that were considered anti-dilutive during the nine months ended September 30, 2001 and 2000, respectively.

     The three and nine month periods ended September 30, 2000 have been restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

     Weighted average shares outstanding and all per share amounts included in the interim consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the October 13, 2000 merger with Bank of Petaluma at a 0.5731 conversion ratio.

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

     We are organized primarily along community banking and trust divisions. Twenty of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. The GBB Trust division has been shown as the "trust operations" segment. Our business is conducted in the U.S.

     The following table shows each segment's key operating results and financial position for the nine months ended September 30, 2001 and 2000:

                                                           Nine months ended                  Nine months ended
                                                          September 30, 2001                 September 30, 2000
                                                  ---------------------------------  ---------------------------------
                                                      Community            Trust         Community            Trust
(Dollars in thousands)                                 banking           operations       banking          operations
----------------------------------------------------------------------------------------------------------------------
Net interest income                                  $   206,754         $     727      $  168,584         $      474
Other income                                              29,077             3,039          33,623              2,689
Operating expenses                                        64,795             2,228          62,042              2,022
Net income before income taxes (1)                       110,591             1,319         128,577                998

Total assets                                           6,161,017                 -       4,139,842                  -
Deposits                                               4,263,794            50,557       3,864,654             60,684
Assets under administration                                    -           633,783               -            838,659

----------

(1) Includes intercompany earnings allocation charge which is eliminated in consolidation.

As of September 30, 2001 and December 31, 2000 and for the
Three Months and Nine Months Ended September 30, 2001 and 2000

     A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the nine months ended September 30, 2001 and 2000 is presented below.

                                                                          Nine months ended              Nine months ended
(Dollars in thousands)                                                   September 30, 2001             September 30, 2000
-------------------------------------------------------------------------------------------      -------------------------
  Net interest income and other income
   Total segment net interest income and other income                       $      239,597                $       205,370
   Parent company net interest income and other income                               1,169                         (2,095)
                                                                            --------------                ---------------
      Consolidated net interest income and other income                     $      240,766                $       203,275
                                                                            --------------                ---------------

Net income before taxes
   Total segment net income before income taxes                             $      111,910                $       129,575
   Parent company net income before income taxes                                    (9,203)                       (37,339)
                                                                            --------------                ---------------
      Consolidated net income before income taxes                           $      102,707                $        92,236
                                                                            ==============                ===============

Total assets
   Total segment assets                                                     $    6,161,017                $     4,139,842
   Parent company segment assets                                                   682,507                        408,227
                                                                            --------------                ---------------
      Consolidated total assets                                             $    6,843,524                $     4,548,069
                                                                            ==============                ===============

NOTE 8--CASH DIVIDEND

     We declared a cash dividend of $0.115 cents per share payable on October 15, 2001 to shareholders of record as of September 28, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Greater Bay is a bank holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank which was acquired on October 23, 2001.

     As of September 30, 2001, we owned GBB Capital I, GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V and GBB Capital VI, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling Cumulative Trust Preferred Securities. We also owned CNB Investment Trust I, a Maryland real estate investment trust, formed for the purpose of providing CNB with flexibility in raising additional capital.

     We also own Matsco Lease Finance, Inc. II and Matsco Lease Finance, Inc. III, which are special purpose corporations formed for the exclusive purpose of securitizing leases and issuing lease-backed notes.

     We also operate through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

     We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin and Sonoma Counties, with 39 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Ramon, San Rafael, Santa Clara, Santa Cruz, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

     At September 30, 2001, we had total assets of $6.8 billion, total loans, net, of $3.8 billion and total deposits of $4.3 billion.

     We have completed six mergers and acquisitions from December 31, 1999 through September 30, 2001. The mergers with Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the mergers has been restated as if the mergers had occurred at the beginning of the earliest period presented. The acquisitions of The Matsco Companies, Inc. and CAPCO were accounted for using the purchase accounting method and accordingly The Matsco Companies, Inc.'s and CAPCO's results of operations have been included in the consolidated financial statements since the date of acquisition. On October 23, 2001, we completed the acquisition of SJNB Financial. See Note 2 of Notes to Consolidated Financial Statements.

     The three and nine month periods ended September 30, 2000 have been restated to reflect the 2-for-1 stock split effective October 4, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic, political, and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     The following table summarizes income, income per share and key financial ratios for the periods indicated using three different measurements:

                                                       Core earnings (income before              Core earnings (income before
                                                       nonrecurring warrant income,              nonrecurring warrant income,
                                                         merger and other related                  merger and other related
                                                         nonrecurring costs, other                 nonrecurring costs, other
                                                           nonrecurring expenses                     nonrecurring expenses
                                                          and extraordinary items)                  and extraordinary items)
                                                 ----------------------------------------   ---------------------------------------
                                                 Three months ended    Three months ended   Nine months ended     Nine months ended
(Dollars in thousands, except per share amounts) September 30, 2001    September 30, 2000   September 30, 2001   September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Income                                           $           21,315    $           18,303   $           63,702   $           49,688
Income per share:
   Basic                                         $             0.50    $             0.44   $             1.50   $             1.21
   Diluted                                       $             0.48    $             0.42   $             1.45   $             1.16
Return on average assets                                       1.30%                 1.61%                1.47%                1.57%
Return on average shareholders' equity                        21.68%                24.14%               23.30%               23.25%




                                                      Income including nonrecurring              Income including nonrecurring
                                                        warrant income and before                  warrant income and before
                                                         merger and other related                  merger and other related
                                                         nonrecurring costs, other                 nonrecurring costs, other
                                                           nonrecurring expenses                     nonrecurring expenses
                                                          and extraordinary items                   and extraordinary items
                                                 ----------------------------------------   ---------------------------------------
                                                 Three months ended    Three months ended   Nine months ended     Nine months ended
(Dollars in thousands, except per share amounts) September 30, 2001    September 30, 2000   September 30, 2001   September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Income                                           $           21,360    $           19,906   $           64,038   $           56,760
Income per share:
   Basic                                         $             0.50    $             0.48   $             1.51   $             1.38
   Diluted                                       $             0.49    $             0.46   $             1.46   $             1.32
Return on average assets                                       1.31%                 1.75%                1.48%                1.79%
Return on average shareholders' equity                        21.73%                26.25%               23.42%               26.56%

                                                   Net income (including non-recurring        Net income (including non-recurring
                                                            warrant income and                         warrant income and
                                                         merger and other related                   merger and other related
                                                         nonrecurring costs, other                  nonrecurring costs, other
                                                           nonrecurring expenses                      nonrecurring expenses
                                                          and extraordinary items)                   and extraordinary items)
                                                 ----------------------------------------   ---------------------------------------
                                                 Three months ended    Three months ended   Nine months ended     Nine months ended
(Dollars in thousands, except per share amounts) September 30, 2001    September 30, 2000   September 30, 2001   September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Income                                           $           21,360    $           12,869   $           64,039   $           40,590
Income per share:
   Basic                                         $             0.50    $             0.31   $             1.51   $             0.99
   Diluted                                       $             0.49    $             0.29   $             1.46   $             0.94
Return on average assets                                       1.31%                 1.13%                1.48%                1.28%
Return on average shareholders' equity                        21.73%                16.97%               23.42%               18.99%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quarter to Date

     Net income for the third quarter of 2001 increased 66.0% to $21.4 million, or $0.49 per diluted share, compared to net income of $12.9 million, or $0.29 per diluted share, for the third quarter of 2000.

     The third quarter 2001 results included nonrecurring warrant income of $77,000 ($45,000 net of taxes) compared to $2.8 million ($1.6 million, net of taxes) during the third quarter of 2000. In addition, for the third quarter of 2001, there were no merger and other related nonrecurring costs as compared to $11.4 million ($7.0 million, net of taxes) in the third quarter of 2000.

     Income including nonrecurring warrant income and before nonrecurring merger and other related expenses and extraordinary items, increased 7.30% to $21.4 million, or $0.49 per diluted share, in the third quarter of 2001, compared to $19.9 million, or $0.46 per diluted share, in the third quarter of 2000.

     Our core earnings (income before nonrecurring warrant income, merger and other related nonrecurring costs, other nonrecurring expenses and extraordinary items) for the third quarter of 2001 increased 16.5% to $21.3 million, or $0.48 per diluted share, compared to $18.3 million, or $0.42 per diluted share, in the third quarter of 2000. Based on our core earnings for the third quarter of 2001, our return on average shareholders' equity was 21.68% and our return on average assets was 1.30%. During the third quarter of 2000, our core earnings resulted in a return on average shareholders' equity of 24.14% and a return on average assets of 1.61%.

     The 16.5% increase in core earnings during the third quarter of 2001 as compared to the third quarter of 2000 was the result of significant growth in loans and investments. For the third quarter of 2001, net interest income increased 21.6% as compared to the third quarter of 2000. This increase was primarily due to a 46.6% increase in average interest-earning assets for the third quarter of 2001 as compared to 2000. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for the third quarter of 2001 by a 32.3% increase in recurring operating expenses, as compared to the third quarter of 2000.

Year to Date

     Net income for the nine months ended September 30, 2001 increased 57.8% to $64.0 million, or $1.46 per diluted share, compared to net income of $40.6 million, or $0.94 per diluted share, for the nine months ended September 30, 2000.

     The nine months ended September 30, 2001 results included nonrecurring warrant income of $581,000 ($337,000 net of taxes) as compared to $12.1 million ($7.1 million, net of taxes) during the nine months ended September 30, 2000. In addition, for the nine months ended September 30, 2001, there were no merger and other related nonrecurring costs as compared to $25.5 million ($16.2 million, net of taxes) in the nine months ended September 30, 2000.

     Income including nonrecurring warrant income and before nonrecurring merger and other related expenses and extraordinary items, increased 12.8% to $64.0 million, or $1.46 per diluted share, for the nine months ended September 30 2001, compared to $56.8 million, or $1.32 per diluted share, for the nine months ended September 30, 2000.

     Our core earnings for the nine months ended September 30, 2001 increased 28.2% to $63.7 million, or $1.45 per diluted share, compared to $49.7 million, or $1.16 per diluted share, for the nine months ended September 30, 2000. Based on our core earnings for the nine months ended September 30, 2001, our return on average shareholders' equity was 23.30% and our return on average assets was 1.47%. During the nine months ended September 30, 2000, our core earnings resulted in a return on average shareholders' equity of 23.25% and a return on average assets of 1.57%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The 28.2% increase in core earnings for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was the result of significant growth in loans and investments. For the nine months ended September 30, 2001, net interest income increased 24.7% as compared to the nine months ended September 30, 2000. This increase was primarily due to a 37.3% increase in average interest-earning assets during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for the nine months ended September 30, 2001 by a 27.1% increase in recurring operating expenses, as compared to the nine months ended September 30, 2000.

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

     The following table highlights the change in composition of our balance sheet at September 30, 2001 and December 31, 2000:

        Assets                          September 30, 2001     December 31, 2000
        ------------------------------------------------------------------------
        Loans                                         56.9%                69.1%
        Investments                                   37.1%                18.4%
        Other assets                                   6.0%                12.5%
        ------------------------------------------------------------------------
                                                     100.0%               100.0%

        Deposits                        September 30, 2001     December 31, 2000
        ------------------------------------------------------------------------
        Demand, non-interest bearing                  19.7%                24.1%
        NOW, MMDA and savings                         46.8%                50.0%
        Time certificates                             33.5%                25.9%
        ------------------------------------------------------------------------
                                                     100.0%               100.0%

        Liabilities & Equity            September 30, 2001     December 31, 2000
        ------------------------------------------------------------------------
        Total deposits                                63.0%                79.9%
        Other borrowing                               25.9%                 8.3%
        Other liabilities                              5.1%                 3.7%
        Equity                                         5.9%                 8.1%
        ------------------------------------------------------------------------
                                                     100.0%               100.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The impact on our net interest margin from this change in balance sheet mix has been a reduction in the net interest margin, offset by an increase in average earning assets. The net interest margin based on ending assets and liabilities at September 30, 2001 was 4.77% with interest earning assets of $6.4 billion. If we had not undertaken the change to our balance sheet mix, our net interest margin would have been 4.97% with interest earning assets of $6.0 billion. The overall impact on our net interest income and interest rate risk profile has been positive. Net interest income has increased, and the asset sensitive nature of the balance sheet has been slightly reduced. Our pro forma annualized net interest income based upon our September 30, 2001 balance sheet is $306.8 million. If we had not undertaken the change to our balance sheet mix, our pro forma annualized net interest income would have been $297.0 million.

     Current modeling of our interest rate risk indicates that our net interest margin would contract approximately 10 to 15 basis points for every 25 basis point reduction in market interest rates. This relationship is estimated to be reasonable through an additional 50 basis point decline in market interest rates, assuming the mix and composition of our balance sheet remains similar.

     The restructuring of the balance sheet has reduced a small portion of the downward pressure on our net interest margin, but it has not substantially reduced the upside if and when market interest rates begin their upward trend. For every 25 basis point increase in rates, it is anticipated that our net interest margin would increase by approximately 10 to 12 basis points. Again, this assumes a similar mix in loans and deposits. However, in an improving economy, we believe that our clients' demand for loans should increase, thus having the effect of increasing the net interest margin at a more rapid pace. For further information regarding our interest rate risk, see "Quantitative and Qualitative Disclosures about Market Risk".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Quarterly

         Net interest income increased 21.6% to $72.8 million for the third quarter of 2001 from $59.8 million for the third quarter of 2000. This increase was primarily due to the $2.0 billion, or 46.6%, increase in average interest-earning assets which was partially offset by a 98 basis point decrease in our net yield on interest-earning assets. Net interest income increased 5.8% in the third quarter of 2001 from $68.7 million from the second quarter of 2001. This increase was primarily due to the $732.0 million, or 13.5%, increase in average interest-earning assets, which was partially offset by the 40 basis point decreases in our net yield on interest-earning assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                                 Three months ended                    Three months ended
                                                                 September 30, 2001                       June 30, 2001
                                                    -----------------------------------------  -------------------------------------
                                                                                    Average                                 Average
                                                    Average                         yield /        Average                  yield /
(Dollars in thousands)                               balance (1)       Interest       rate        balance (1)    Interest    rate
---------------------------------------------------------------------------------------------  -------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                      $    82,065       $  1,673     8.09%       $    87,372    $    942      4.32%
 Other short term securities                                 321              5     6.18%                57           1      7.04%
 Investment securities:
      Taxable                                          2,095,101         33,829     6.40%         1,422,065      24,612      6.94%
      Tax-exempt (2)                                     123,637          1,472     4.72%           139,571       1,653      4.75%
 Loans (3)                                             3,838,288         82,727     8.55%         3,759,151      84,599      9.03%
                                                     -----------       --------                 -----------    --------

             Total interest-earning assets             6,140,411        119,706     7.73%         5,408,216     111,807      8.29%
Noninterest-earning assets                               350,591                                    362,568
                                                     -----------       --------                 -----------    --------
                  Total assets                       $ 6,490,768        119,706                 $ 5,770,784     111,807
                                                     ===========       --------                 ===========    --------
INTEREST-BEARING LIABILITIES:
 Deposits:

      MMDA, NOW and Savings                          $ 2,051,106         14,078     2.72%       $ 2,080,286      15,492      2.99%
      Time deposits, over $100,000                       572,314          6,306     4.37%           649,212       7,870      4.86%
      Other time deposits                                865,166          9,382     4.30%           666,652       8,031      4.83%
                                                     -----------       --------                 -----------    --------
              Total interest-bearing deposits          3,488,586         29,766     3.39%         3,396,150      31,393      3.71%
Other borrowings                                       1,516,153         17,188     4.50%           957,798      11,673      4.89%
                                                     -----------       --------                 -----------    --------
               Total interest-bearing liabilities      5,004,739         46,954     3.72%         4,353,948      43,066      3.97%
Noninterest-bearing deposits                             842,983                                    859,178
Other noninterest-bearing liabilities                     97,218                                     94,373
Trust Preferred Securities                               155,811                                     99,500
                                                     -----------                                -----------
Shareholders' equity                                     390,017                                    363,785
                                                     -----------       --------                 -----------    --------
         Total shareholders' equity and
            liabilities                              $ 6,490,768         46,954                 $ 5,770,784      43,066
                                                     ===========       --------                 ===========    --------

Net interest income                                                    $ 72,752                                $ 68,741
                                                                       ========                                ========

Interest rate spread                                                                 4.01%                                   4.32%
Contribution of interest free funds                                                  0.69%                                   0.77%
                                                                                    -----                                    -----
Net yield on interest-earnings assets(4)                                             4.70%                                   5.10%
                                                                                    =====                                    =====



                                                                      Three months ended
                                                                      September 30, 2000
                                                        -----------------------------------------------
                                                                                            Average
                                                           Average                          yield /
(Dollars in thousands)                                   balance (1)       Interest          rate
----------------------------------------------------    -----------------------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                             $   194,890       $  4,334           8.85%
 Other short term securities                                     26,649            399           5.96%
 Investment securities:
      Taxable                                                   826,183         14,978           7.21%
      Tax-exempt (2)                                            177,876          2,185           4.89%
 Loans (3)                                                    2,962,402         74,716          10.03%
                                                            -----------       --------

              Total interest-earning assets                   4,188,000         96,612           9.18%
Noninterest-earning assets                                      344,392
                                                            -----------       --------
                  Total assets                              $ 4,532,392         96,612
                                                            ===========       --------
INTEREST-BEARING LIABILITIES:
 Deposits:

      MMDA, NOW and Savings                                 $ 2,069,924         22,590           4.34%
      Time deposits, over $100,000                              686,354          9,614           5.57%
      Other time deposits                                       156,828          2,576           6.53%
                                                            -----------       --------
              Total interest-bearing deposits                 2,913,106         34,780           4.75%
Other borrowings                                                131,236          2,017           6.11%
                                                            -----------       --------
               Total interest-bearing liabilities             3,044,342         36,797           4.81%
Noninterest-bearing deposits                                    859,293
Other noninterest-bearing liabilities                           227,613
Trust Preferred Securities                                       99,500
                                                            -----------
Shareholders' equity                                            301,644
                                                            -----------       --------
         Total shareholders' equity and liabilities         $ 4,532,392         36,797
                                                            ===========       --------

Net interest income                                                           $ 59,815
                                                                              ========

Interest rate spread                                                                             4.37%
Contribution of interest free funds                                                              1.31%
                                                                                                -----
Net yield on interest-earnings assets(4)                                                         5.68%
                                                                                                =====

------------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Tax equivalent yields earned on the tax exempt securities are 6.84%, 6.87% and 6.60% for the three months ended September 30, 2001, June 30, 2001 and September 30, 2000, respectively, using the federal statutory rate of 34%.
(3) Loan fees totaling $2.3 million, $2.1 million and $1.3 million are included in loan interest income for three months ended September 30, 2001, June 30, 2001 and September 30, 2000, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

                                                      Three months ended September 30, 2001    Three months ended September 30, 2001
                                                         compared with June 30, 2001             compared with September 30, 2000
                                                         favorable / (unfavorable)                 favorable / (unfavorable)
(Dollars in thousands)                                 Volume           Rate       Net         Volume         Rate          Net
-------------------------------------------------------------------------------------------  ---------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                     $    (381)   $  1,112   $    731     $   (2,318)     $   (343)   $  (2,661)
 Other short term investments                                   6          (2)         4           (495)          101         (394)
 Investment securities:
     Taxable                                               21,091     (11,874)     9,217         30,031       (11,180)      18,851
     Tax-exempt                                              (173)         (8)      (181)          (643)          (70)        (713)
 Loans                                                      9,674     (11,546)    (1,872)        63,917       (55,906)       8,011
                                                        --------------------------------     -------------------------------------
          Total interest income                            30,216     (22,317)     7,899         90,492       (67,398)      23,094
                                                        --------------------------------     -------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                    194       1,220      1,414            203         8,309        8,512
     Time deposits over $100,000                              845         719      1,564          1,440         1,868        3,308
     Other time deposits                                   (6,149)      4,798     (1,351)       (12,837)        6,031       (6,806)
                                                        --------------------------------     -------------------------------------
         Total interest-bearing deposits                   (5,111)      6,738      1,627        (11,194)       16,208        5,014
 Other borrowings                                         (11,432)      5,917     (5,515)       (18,940)        3,769      (15,171)
                                                        --------------------------------     -------------------------------------
          Total interest expense                          (16,543)     12,655     (3,888)       (30,135)       19,978      (10,157)
                                                        --------------------------------     -------------------------------------
               Net increase (decrease) in net
                   interest income                      $  13,674    $ (9,663)  $  4,011     $   60,357      $(47,420)   $  12,937
                                                        ================================     =====================================


The Quarter Ended September 30, 2001 Compared to September 30, 2000
-------------------------------------------------------------------

         Interest income in the third quarter ended September 30, 2001 increased 23.9% to $119.7 million from $96.6 million in the quarter ended September 30, 2000. This was primarily due to the significant increase in loans and investment securities. Average interest-earning assets increased $2.0 billion, or 46.6%, to $6.1 billion in the three months ended September 30, 2001, compared to $4.2 billion in the same period of 2000. Average loans increased $875.9 million, or 29.6%, to $3.8 billion for the three months ended September 30, 2001 from $3.0 billion in the same period of 2000. Average investment securities, Federal funds sold and other short-term securities, increased 87.8% to $2.3 billion in the third quarter of 2001 from $1.2 billion in the same period of 2000. The impact of the increase in average assets was partially offset by a decrease in the yield earned on interest-earning assets.

         During the first nine months of 2001, interest rates declined, due to the Federal Reserve Board's reduction of the key Fed Funds Rate by 400 basis points. As a result, the average yield on interest-earning assets decreased 145 basis points to 7.73% in the third quarter of 2001 from 9.18% in the same period of 2000. The average yield on loans decreased 148 basis points to 8.55% in the same period of 2001 from 10.03% in the same period of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense in the third quarter of 2001 increased 27.6% to $47.0 million from $36.8 million in the same period of 2000. This increase was due to greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 64.4% to $5.0 billion in the third quarter of 2001 from $3.0 billion in the same period of 2000. The increase was due primarily to the increase in other borrowings which was a result of the implementation of our wholesale funding strategy, described above. The increase in borrowings was augmented by deposit growth resulting from the efforts of our relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group. The impact of the increase in average liabilities was partially offset by a decrease in the rate paid on interest bearing liabilities.

         The average yield on interest-bearing liabilities decreased 109 basis points to 3.72% in the third quarter of 2001 from 4.81% in the same period of 2000. The average yield on interest bearing deposits decreased 136 basis points to 3.39% in the same period of 2001 from 4.75% in the same period of 2000.

         During the third quarter of 2001, average noninterest-bearing deposits decreased to $843.0 million from $859.3 million in the same period of 2000.

         As a result of the foregoing, our interest rate spread decreased to 4.01% in the third quarter of 2001 from 4.37% in the same period of 2000. The net yield on interest-earning assets decreased in the third quarter of 2001 to 4.70% from 5.68% in the same period of 2000.

The Quarter Ended September 30, 2001 Compared to June 30, 2001
--------------------------------------------------------------

         Interest income in the third quarter ended September 30, 2001 increased 7.1% to $119.7 million from $111.8 million in the quarter ended June 30, 2001. This was primarily due to the significant increase in investment securities. Average interest-earning assets increased $731.9 million, or 13.5%, to $6.1 billion in the quarter ended September 30, 2001, compared to $5.4 billion in the previous quarter. Average loans increased $79.1 million, or 2.1%, to $3.8 billion for the quarter ended September 30, 2001 from $3.8 billion in the previous quarter. Average investment securities, Federal funds sold and other short-term securities, increased 39.6% to $2.3 billion in the third quarter of 2001 from $1.6 billion in the previous quarter. The impact of the increase in average assets was partially offset by a decrease in the yield earned on interest-earning assets.

         During the quarter ended September 30, 2001, interest rates declined, due to the Federal Reserve Board's reduction of the key Fed Funds Rate by 125 basis points. As a result, the average yield on interest-earning assets decreased 56 basis points to 7.73% in the third quarter of 2001 from 8.29% in the previous quarter. The average yield on loans decreased 48 basis points to 8.55% in third quarter of 2001 from 9.03% in the previous quarter.

         Interest expense in the third quarter of 2001 increased 9.0% to $47.0 million from $43.1 million in the previous quarter. This increase was due to greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 14.9% to $5.0 billion in the third quarter of 2001 from $4.4 billion in the previous quarter. The increase was due primarily to the increase in other borrowings which was a result of the implementation of our wholesale funding strategy, described above. The impact of the increase in average liabilities was partially offset by a decrease in the rate paid on interest bearing liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The average yield on interest-bearing liabilities decreased 25 basis points to 3.72% in the third quarter of 2001 from 3.97% in the previous quarter of 2001. The average yield on interest bearing deposits decreased 32 basis points to 3.39% in the third quarter of 2001 from 3.71% in the previous quarter.

         During the third quarter of 2001, average noninterest-bearing deposits decreased to $843.0 million from $859.2 million in the previous quarter.

         As a result of the foregoing, our interest rate spread decreased to 4.01% in the third quarter of 2001 from 4.32% in the previous quarter. The net yield on interest-earning assets decreased in the third quarter of 2001 to 4.70% from 5.10% in the previous quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Year to Date

     Net interest income increased 24.7% to $207.7 million for the nine months ended September 30, 2001 from $166.5 million for the nine months ended September 30, 2000. This increase was primarily due to the $1.5 billion, or 37.3%, increase in average interest-earning assets, which was partially offset by a 51 basis point decrease in our net yield on interest-earning assets.

     The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                                 Nine months ended                       Nine months ended
                                                                 September 30, 2001                      September 30, 2000
                                                       ------------------------------------    -----------------------------------
                                                                                    Average                                Average
                                                         Average                    yield /      Average                   yield /
(Dollars in thousands)                                 balance (1)     Interest      rate      balance (1)    Interest      rate
-------------------------------------------------------------------------------------------    -----------------------------------
INTEREST-EARNING ASSETS:
 Fed funds sold                                        $    83,125  $     5,216      8.39%     $   229,040   $   11,626     6.78%
 Other short term securities                                   271           14      6.91%          24,758        1,099     5.93%
 Investment securities:
      Taxable                                            1,441,602       71,457      6.63%         753,487       39,550     7.01%
      Tax-exempt (2)                                       146,218        5,254      4.80%         165,617        6,413     5.17%
 Loans (3)                                               3,746,475      256,266      9.15%       2,773,335      205,299     9.89%
                                                       -----------  -----------                -----------   ----------
             Total interest-earning assets               5,417,691      338,207      8.35%       3,946,237      263,987     8.94%
Noninterest-earning assets                                 370,756                                 292,894
                                                       -----------  -----------                -----------   ----------
                  Total assets                         $ 5,788,447      338,207                $ 4,239,131      263,987
                                                       ===========  -----------                ===========   ----------
INTEREST-BEARING LIABILITIES:
 Deposits:
      MMDA, NOW and Savings                            $ 2,098,777       48,939      3.12%     $ 2,047,210       60,995     3.98%
      Time deposits, over $100,000                         563,347       20,540      4.87%         619,979       24,643     5.31%
      Other time deposits                                  715,494       26,157      4.89%         158,012        6,295     5.32%
                                                       -----------  -----------                -----------   ----------
              Total interest-bearing deposits            3,377,618       95,636      3.79%       2,825,201       91,933     4.35%
Other borrowings                                           964,511       34,832      4.83%         123,344        5,514     5.97%
                                                       -----------  -----------                -----------   ----------
               Total interest-bearing liabilities        4,342,129      130,468      4.02%       2,948,545       97,447     4.41%
Noninterest-bearing deposits                               864,390                                 818,424
Other noninterest-bearing liabilities                      101,777                                 110,647
                                                       -----------                             -----------
Trust Preferred Securities                                 115,175                                  76,007
                                                       -----------                             -----------
Shareholders' equity                                       364,976                                 285,508
                                                       -----------  -----------                -----------   ----------
         Total shareholders' equity and liabilities    $ 5,788,447      130,468                $ 4,239,131       97,447
                                                       ===========  -----------                ===========   ----------

Net interest income                                                 $   207,739                              $  166,540
                                                                    ===========                              ==========

Interest rate spread                                                                 4.33%                                  4.52%
Contribution of interest free funds                                                  0.80%                                  1.12%
                                                                                 --------                                -------
Net yield on interest-earnings assets(4)                                             5.13%                                  5.64%
                                                                                 ========                                =======

----------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2) Tax equivalent yields earned on the tax exempt securities are 6.94% and 7.13% for the nine months ended September 30, 2001 and September 30, 2000, respectively, using the federal statutory rate of 34%.

(3) Loan fees totaling $7.7 million and $5.3 million are included in loan interest income for nine months ended September 30, 2001, and September 30, 2000 respectively.

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

                                                                        Nine months ended September 30, 2001
                                                                          compared with September 30, 2000
                                                                              favorable / (unfavorable)
(Dollars in thousands)                                                 Volume           Rate            Net
-------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON INTEREST-EARNING ASSETS
 Federal funds sold                                                  $ (10,041)       $  3,631       $ (6,410)
 Other short term investments                                           (1,345)            260         (1,085)
 Investment securities:
     Taxable                                                            35,563          (3,656)        31,907
     Tax-exempt                                                           (721)           (438)        (1,159)
 Loans                                                                  75,917         (24,950)        50,967
                                                                     ----------------------------------------
          Total interest income                                         99,373         (25,153)        74,220
                                                                     ----------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
 Deposits:
     MMDA, NOW and savings                                              (2,421)         14,477         12,056
     Time deposits over $100,000                                         2,164           1,939          4,103
     Other time deposits                                               (20,754)            892        (19,862)
                                                                     ----------------------------------------
         Total interest-bearing deposits                               (21,011)         17,308         (3,703)
 Other borrowings                                                      (31,261)          1,943        (29,318)
                                                                     ----------------------------------------
          Total interest expense                                       (52,272)         19,251        (33,021)
                                                                     ----------------------------------------
                Net increase (decrease) in net interest income       $  47,101       $  (5,902)      $ 41,199
                                                                     ========================================

The Nine Months Ended September 30, 2001 Compared to Nine Months Ended September
--------------------------------------------------------------------------------
30, 2000
--------

     Interest income in the nine months ended September 30, 2001 increased 28.1% to $338.2 million from $264.0 million in the same period of 2000. This was primarily due to the significant increase in loans and investment securities. Average interest-earning assets increased $1.5 billion, or 37.3%, to $5.4 billion in the nine months ended September 30, 2001, compared to $3.9 billion in the same period of 2000. Average loans increased $973 million, or 35.1%, to $3.7 billion for the nine months ended September 30, 2001 from $2.8 billion in the same period of 2000. Average investment securities, Federal funds sold and other short-term securities, increased 42.5% to $1.7 billion in the nine months ended 2001 from $1.2 billion in the same period of 2000. The impact of the increase in average assets was offset by a decrease in the yield earned on average interest-earning assets.

     During the first nine months of 2001, interest rates declined, due to the Federal Reserve Board's reduction of the key Fed Funds Rate by 400 basis points. As a result, the average yield on interest-earning assets decreased 59 basis points to 8.35% in the nine months ended September 30, 2001 from 8.94% in the same period of 2000 primarily due to lower interest rates. The average yield on loans decreased 74 basis points to 9.15% in the same period of 2001 from 9.89% for the same period of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense in the nine months ended September 30, 2001 increased 33.9% to $130.5 million from $97.4 million for the same period of 2000. This increase was due to greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 47.3% to $4.3 billion in the nine months ended September 30, 2001 from $2.9 billion in the same period of 2000. The increase was due primarily to the increase in other borrowings which was a result of the implementation of our wholesale funding strategy, described above. The increase in borrowing was augmented by deposit growth resulting from the efforts of our relationship managers in generating core deposits from their client relationships and the deposits derived from the activities of the Greater Bay Trust Company and the Venture Banking Group.

     The average yield on interest-bearing liabilities decreased 39 basis points to 4.02% for the nine months ended September 30, 2001, as compared from 4.41% for the same period of 2000. The average yield on interest bearing deposits decreased 114 basis points to 3.79% in the same period of 2001 from 4.35% for the same period in 2000.

     During the nine months ended September 30, 2001, average noninterest-bearing deposits increased to $864.4 million from $818.4 million in the same period of 2000.

     As a result of the foregoing, our interest rate spread decreased to 4.33% in the nine months ended September 30, 2001 from 4.52% in the same period of 2000. The net yield on interest-earning assets decreased in the nine months ended September 30, 2001 to 5.13% from 5.64% in the same period of 2000.

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

                                                 Three months ended September 30,    Nine months ended September 30,
                                                 --------------------------------    -------------------------------
(Dollars in thousands)                              2001                 2000            2001               2000
--------------------------------------------------------------------------------------------------------------------
Average noninterest bearing demand deposits      $   842,983         $   859,293     $   864,390         $   818,424
Client service expenses                                  548                 477           1,845               1,518
Client service expenses, as a percentage of
   average noninterest bearing demand deposits          0.26%               0.22%           0.29%               0.25%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets                    4.70%               5.68%           5.13%               5.64%
Impact of client service expense                       (0.03)%             (0.04)%         (0.05)%             (0.05)%
                                                 -----------         -----------     -----------         -----------
Adjusted net yield on interest-earning assets           4.67%               5.64%           5.08%               5.59%
                                                 ===========         ===========     ===========         ===========


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

     The provision for loan losses for the third quarter of 2001 was $7.9 million, compared to $9.8 million for the second quarter of 2001 and $7.8 million for the third quarter of 2000. The provision for loan losses for the nine months ended September 30, 2001 was $24.7 million as compared to $21.8 million for the nine months ended September 30, 2000. In addition, in connection with the Bank of Santa Clara, Coast Bancorp, and the Mt. Diablo Bancshares mergers, we made an additional provision for loan losses of $3.9 million in the third quarter of 2000 and $6.3 million for the nine months ended September 30, 2000, respectively, to conform to our allowance methodology.

     For further information on nonperforming and classified loans and the allowance for loan losses, see "Financial Condition -- Nonperforming and Classified Assets".

Other Income

     Total recurring income increased to $9.9 million in the third quarter of 2001, compared to $11.8 million for the second quarter of 2001 and $8.1 million for the third quarter of 2000. The following table sets forth information by category of other income for the periods indicated.

                                                            At and for the three month periods ended
                                         -------------------------------------------------------------------------------
                                         September 30,      June 30,        March 31,      December 31,    September 30,
(Dollars in thousands)                       2001             2001             2001            2000            2000
------------------------------------------------------------------------------------------------------------------------
Service charges and other fees           $       2,192     $    2,091      $     2,013     $     2,034     $       2,219
Loan and international banking fees              1,987          2,085            2,541           2,562             2,497
Gain on sale of loans                            1,684            375              835             312               429
Trust fees                                         865            978              886             954               822
Gain on sale of investments, net                   819          3,944            1,578              21                 3
ATM network revenue                                803            766              662             748               817
Other income                                     1,538          1,588            2,216           1,289             1,288
                                         -------------     ----------      -----------     -----------     -------------
    Total, recurring                             9,888         11,827           10,731           7,920             8,075
Warrant income                                      77            504                -             870             2,767
                                         -------------     ----------      -----------     -----------     -------------
    Total                                $       9,965     $   12,331      $    10,731     $     8,790     $      10,842
                                         =============     ==========      ===========     ===========     =============

     The decrease in recurring income in the third quarter of 2001 as compared to the second quarter of 2001 and third quarter of 2000 was primarily the result of gain on sale of investments which decreased from $3.9 million during the second quarter of 2001 to $819,000 during the third quarter of 2001. That decrease during the third quarter of 2001 compared to the second quarter of 2001 was partially offset by a $1.3 million increase in the gain on sale of loans.

     During the third quarter of 2001, we recorded an $819,000 gain on the sale of investments, as compared to $3.9 million during the second quarter of 2001 and $3,000 during the third quarter of 2000. During the first two quarters of 2001, we undertook a program to consolidate the investment portfolios of our subsidiary banks (see " - FINANCIAL CONDITION - Investment Securities" below for further details). During the third quarter of 2001, sales of appreciated securities under this program slowed, resulting in the decline in the gain on sale of investments as compared to the second quarter.

     During the third quarter of 2001, we recorded a $1.7 million gain on sale of loans, as compared to $375,000 in the second quarter of 2001, and $429,000 in the third quarter of 2000. $1.2 million of the gain for the third quarter of 2001 relates to the sale of $15.0 in Matsco's loan production. There were no such gains recorded during the first two quarters on 2001. Our future plans would indicate selling approximately 20% to 40% of Matsco's loan production. During the first two quarters of 2001, the gain on sale of investments allowed us to postpone the planned sale of Matsco loans. With the slowing of investment sales during the third quarter of 2001, we began to increase the sales of Matsco's loan production.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The gain on sale of loans includes gains on the sale of SBA loans of $439,000 for the third quarter of 2001, as compared to $375,000 in the second quarter of 2001, and $429,000 in the third quarter of 2000. We originate SBA loans with the intention of selling a significant portion of those loans into the secondary market. Occasionally, weakness in the market for these loans will cause us to retain newly originated loans in our portfolio until such time that the secondary market for these loans strengthens. Such a weakness in the secondary market for these loans took place in the latter half of 2000, causing us to reduce the pace of our SBA loan sales. In the first quarter of 2001, we increased the amount of the sales of SBA loans as market conditions for these sales had improved. In the second quarter of 2001, originations declined and market conditions continued to weaken and as a result, our pace of sales declined.

     During the third quarter of 2001, we recorded $2.0 million of loan and international banking fees, as compared to $2.1 million in the second quarter of 2001 and to $2.5 million in the third quarter of 2000. The decline during the third quarter of 2001 as compared to the third quarter of 2000 is a result of the slowing growth rate in our overall loan portfolio.

     Other income in the third quarter of 2001, the second quarter of 2001 and the third quarter of 2000 included warrant income of $77,000, $504,000 and $2.8 million, which is net of related employee incentives of $33,000, $216,000 and $759,000, respectively. At September 30, 2001, we held approximately 135 warrant positions for which we do not have a significant recorded investment. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Operating Expenses

     The following table sets forth the major components of operating expenses for the periods indicated.

                                                                         At and for the three month periods ended
                                                       ---------------------------------------------------------------------------
                                                       September 30,     June 30,      March 31,     December 31,    September 30,
(Dollars in thousands)                                      2001           2001          2001            2000            2000
----------------------------------------------------------------------------------------------------------------------------------
Compensation and benefits                              $      19,680   $    19,060    $    18,405    $     17,449    $      15,792
Occupancy and equipment                                        6,597         6,286          5,863           5,711            5,575
Trust Preferred Securities                                     3,724         2,454          2,458           2,412            2,585
Legal and other professional fees                              2,324         1,532          1,387           1,083            1,312
Client service expenses                                          548           653            644             563              477
FDIC insurance and regulatory assessments                        406           330            273             356              379
Expenses on other real estate owned                               --            --             --               5               --
Other                                                          7,161         7,057          6,560           5,770            4,450
                                                       -------------   -----------    -----------    ------------    -------------
    Total operating expenses excluding
          nonrecurring costs                                  40,440        37,372         35,590          33,349           30,570
Mergers and other related nonrecurring costs                      --            --             --           4,606           11,412
                                                       -------------   -----------    -----------    ------------    -------------
    Total operating expenses                           $      40,440   $    37,372    $    35,590    $     37,955    $      41,982
                                                       =============   ===========    ===========    ============    =============
Efficiency ratio                                               48.89%        46.10%         46.23%          51.15%           59.42%
Efficiency ratio (before merger and nonrecurring
     items)                                                    48.94%        46.39%         46.23%          45.47%           45.03%
Efficiency ratio (excluding Matsco)                            49.92%        45.77%         44.67%          50.66%           59.42%
Efficiency ratio (excluding Matsco and before merger
     and nonrecurring items)                                   49.97%        46.08%         44.67%          44.84%           45.03%
Total operating expenses to average assets                      2.47%         2.60%          2.84%           3.16%            3.68%
Total operating expenses to average assets (before
  merger and nonrecurring)                                      2.47%         2.60%          2.84%           2.77%            2.68%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating expenses totaled $40.4 million for the third quarter of 2001, compared to $37.4 million for the second quarter of 2001 and $42.0 million for the third quarter of 2000. The ratio of operating expenses to average assets was 2.47% in the third quarter of 2001, 2.60% in the second quarter of 2001, and 3.68% in the third quarter of 2000. Total operating expenses include merger and other related nonrecurring costs.

     The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio before merger, nonrecurring and extraordinary items for the third quarter of 2001 was 48.94%, compared to 46.39% for the second quarter of 2001 and 45.03% for the third quarter of 2000.

     Compensation and benefits expenses increased in the third quarter of 2001 to $19.7 million, compared to $19.1 million in the second quarter of 2001 and $15.8 million in the third quarter of 2000. The increase in the third quarter of 2001, as compared to the second quarter is the result of increased incentive accruals as we neared our annual incentive targets. This increase was also impacted by an increase in full time equivalent employees from 1,047 to 1,060 during that period, which equates to an annualized growth rate in staffing of less than 10%. We believe future growth in the employee base will be less in subsequent quarters. An additional contributing factor to the increase in compensation and benefits for the third quarter of 2001 as compared to the same period in 2000 is due to the addition of Matsco and CAPCO in our results.

     Trust Preferred Securities expense was $3.7 million for the third quarter of 2001, compared to $2.5 million for the second quarter of 2001 and $2.6 million for the third quarter of 2000. The increase in this expense was the result of the $118.5 million in Trust Preferred Securities issued in the third quarter of 2001.

     During the third quarter of 2001, legal and other professional fees increased to $2.3 million as compared to $1.5 million for the quarter ended June 30, 2001. This increase relates primarily to consulting projects underway which are designed to improve the efficiency of back office operations.

     The increases in occupancy and equipment, Federal Deposit Insurance Corporation ("FDIC") insurance and regulatory assessments and other operating expenses were related to the growth in our staffing levels, loans, deposits and trust assets.

     Our goodwill amortization for the third quarter of 2001 and the second quarter of 2001 was $272,000. Our diluted earnings per share excluding goodwill amortization was $0.50 for the third quarter of 2001.

Income Taxes

     Our effective income tax rate for the third quarter of 2001 was 37.9%, compared to 37.5% in the second quarter of 2001 and 38.2% in the third quarter of 2000. The effective rates were lower than the statutory rate of 42% due to state enterprise zone tax credits and tax-exempt income on municipal securities. The reductions were partially offset by the impact of nondeductible merger and other related nonrecurring costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

     Total assets increased 33.4% to $6.8 billion at September 30, 2001, compared to $5.1 billion at December 31, 2000. The increase in the nine months ended September 30, 2001 was primarily due to increases in our investment and loan portfolios funded by growth in deposits and other borrowings.

Investment Securities

     Investment securities increased to $2.4 billion at September 30, 2001 compared to $962.3 million at December 31, 2000. The increase is a result of the shift to wholesale funding sources for our specialty finance divisions. This change allowed us to increase the size of the investment portfolio by funding it with deposits which previously supported our specialty finance units. For further information see "Net Interest Income - Overview" above.

     During the first quarter of 2001, we began a program to consolidate the investment portfolios of our subsidiary banks. As a result of this program, we liquidated a number of our smaller investment positions. We anticipate that this will result in improved operating efficiencies as well as improving the overall yield, as our average block sizes increase. During the first three quarters of 2001, we sold securities with an amortized cost of $201.5 million for a recognized gain of $3.8 million. Those sales include securities previously classified as held to maturity with an amortized cost of $43.2 million for a gain of $2.4 million. In total, these sales resulted in an insignificant reduction in the yield on our investment portfolio despite the declining interest rate environment. We anticipate making further investment securities sales under this program in subsequent quarters. The average life of the portfolio has declined from approximately 7 to approximately 3 1/2 years. Shortening the duration of the investment portfolio will result in an increase in the proceeds from maturities and prepayments in the next year which will provide additional funding for loan growth when the economy begins its recovery.

Loans

     Total gross loans increased to $3.9 billion at September 30, 2001, compared to $3.6 billion at December 31, 2000 and $3.1 billion at September 30, 2000. While we continue to anticipate loan growth, we do not expect the growth rate of over 30% experienced during the last three years to continue. Our performance goals for 2001 (included in a Current Report on Form 8-K filed on October 17,
2001) indicated a target loan growth rate in the range of 10%.

     We have continued to see strong loan demand during the third quarter of 2001. However, even with the significant volume, we are seeing a change in our corporate borrowers' usage of their lines of credit and we are also seeing a slowing in the commercial construction market, as builders postpone or delay projects that have been in process for several months. We continue to take a conservative posture related to credit underwriting, which we believe is a prudent course of action, especially during slowing economic times. We believe it is in the best interest of Greater Bay Bancorp and its shareholders to focus attention on our quality client relationships and avoid growth on the fringe during these uncertain times. Both of these factors have combined to cause a slowing in the growth of our loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     While the short-term outlook for loan growth has slowed from late 2000 and early 2001, we are optimistic about the future, as we have continued to invest in new businesses that we believe will bring excellent opportunities for growth and expansion. Our acquisitions of Matsco, a dental equipment lease financing company, at the end of 2000 and CAPCO, an asset-based financing and factoring company, at the end of the first quarter of this year, are showing excellent growth opportunities as they become fully integrated into the our organization. Our new office in Carmel is now operational and will focus on large depositors, lending and cash management. In addition, the four banks that joined us last year are now fully integrated, both operationally and culturally into our organization. We expect solid growth from all of these sources in the latter part of 2001 and into 2002.

     The following table presents the composition of our loan portfolio at the dates indicated.

                                                      September 31,             December 31,                September 31,
                                                           2001                    2000                         2000
                                                ---------------------------------------------------------------------------
(Dollars in thousands)                             Amount         %          Amount         %            Amount         %
---------------------------------------------------------------------------------------------------------------------------
Commercial                                      $ 1,645,159      43.2%    $ 1,562,712     44.4%       $ 1,250,056      41.4%
Term real estate - commercial                     1,177,058      30.9         967,428     27.5            890,127      29.4
                                                ---------------------------------------------------------------------------
              Total Commercial                    2,822,217      74.1       2,530,140     71.9          2,140,183      70.8
Real estate construction and land                   675,527      17.8         691,912     19.7            581,956      19.3
Real estate other                                   226,553       6.0         176,568      5.0            174,997       5.8
Consumer and other                                  184,458       4.8         216,459      6.2            206,632       6.8
                                                ---------------------------------------------------------------------------
              Total loans, gross                  3,908,755     102.7       3,615,079    102.8          3,103,768     102.7
Deferred fees and discounts, net                    (14,075)     (0.4)        (13,657)    (0.4)           (13,440)     (0.4)
                                                ---------------------------------------------------------------------------
              Total loans, net of deferred fees   3,894,680     102.3       3,601,422    102.4          3,090,328     102.3
Allowance for loan losses                           (90,414)     (2.3)        (84,014)    (2.4)           (67,637)     (2.3)
                                                ---------------------------------------------------------------------------
               Total loans, net                 $ 3,804,266     100.0%    $ 3,517,408    100.0%       $ 3,022,691     100.0%
                                                ===========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. While no specific industry concentration is considered significant, our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also adversely impacting our net interest margin and results of operations.

     The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate - commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at September 30, 2001.

                                                     Term         Real estate
                                                  real estate-    construction   Real estate
(Dollars in thousands)               Commercial    commercial       and land        other
--------------------------------------------------------------------------------------------
Loans maturing in:
One year or less:
  Fixed rate                         $  213,899   $    28,103      $  33,215     $    11,770
  Variable rate                         163,712        20,327        307,993          15,387

One to five years:
  Fixed rate                            214,885       170,819         11,680           3,801
  Variable rate                         530,850       167,673        303,288          33,956

After five years:
  Fixed rate                            342,685       389,757          5,051          36,109
  Variable rate                         179,128       400,379         14,300         125,530
                                     ----------   -----------      ---------     -----------

     Total                           $1,645,159   $ 1,177,058      $ 675,527     $   226,553
                                     ==========   ===========      =========     ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming Assets

     We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                          September 30,     June 30,     March 31,    December 31,    September 30,
        (Dollars in thousands)                                 2001           2001         2001           2000            2000
        ---------------------------------------------------------------------------------------------------------------------------
        Nonperforming loans:
                   Nonaccrual loans                       $      21,620     $  7,221     $  17,874    $     12,593    $      14,884
                   Restructured loans                                 -            -             -               -              420
                                                          -------------------------------------------------------------------------
                         Total nonperforming loans               21,620        7,221        17,874          12,593           15,304
        OREO                                                          -            -           259               -              395
                                                          -------------------------------------------------------------------------
                         Total nonperforming assets       $      21,620     $  7,221     $  18,133    $     12,593    $      15,699
                                                          =========================================================================

        Accruing loans past due 90 days or more           $       5,213     $    833     $   1,307    $        723    $         641
                                                          =========================================================================


        Nonperforming assets to total loans
              and OREO                                             0.56%        0.19%         0.49%           0.35%            0.51%
        Nonperforming assets to total assets                       0.32%        0.12%         0.34%           0.25%            0.35%

        Nonperforming assets and accruing loans past
              due 90 days or more to total loans and OREO          0.69%        0.21%         0.52%           0.37%            0.53%
        Nonperforming assets and accruing loans past
              due 90 days or more to total assets                  0.39%        0.13%         0.36%           0.26%            0.36%

     At September 30, 2001, we had $21.6 million in nonperforming assets, as compared to $12.6 million at December 31, 2000 and $15.7 million at September 30, 2000. Our ratio of nonperforming assets to total assets at September 30, 2001 was 0.32%, as compared to 0.25% at December 31, 2000 and 0.35% at September 30, 2000. Our ratios compare favorably to the industry average ratio of nonperforming assets to total assets of 0.62% at June 30, 2001, which represents the most recently available data.

     The balance of loans past due 90 days or more and accruing increased to $5.2 million at September 30, 2001, as compared to $833,000 at June 30, 2001. Three loans included in the September 30, 2001, balance totaling $2.3 million were either paid off or were brought current including a substantial principal pay down after quarter end. A fourth loan with a balance of $2.1 million was brought current with respect to principal and interest in the first week of October.

     In addition to the loans disclosed above as nonaccrual or restructured, management has also identified approximately $7.3 million in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact on our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

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

                                                                          At and for the three month periods ended
                                                          --------------------------------------------------------------------------
                                                          September 30,   June 30,        March 31,    December 31,    September 30,
(Dollars in thousands)                                        2001          2001            2001           2000             2000
------------------------------------------------------------------------------------------------------------------------------------
Period end loans outstanding                              $ 3,894,680    $ 3,813,572     $ 3,725,625    $ 3,601,422     $ 3,090,328
Average loans outstanding                                 $ 3,838,288    $ 3,759,151     $ 3,638,946    $ 3,326,505     $ 2,962,402
Allowance for loan losses:
Balance at beginning of period                            $    88,190    $    85,914     $    84,014    $    67,637     $    58,578
Allowance of entities acquired through mergers accounted
    for under purchase accounting method                           --             --             320         10,927              --
Charge-offs:
           Commercial                                          (6,636)        (7,757)         (6,008)        (2,987)         (2,790)
           Term Real Estate - Commercial                           --             --              --             --              --
                                                          -------------------------------------------------------------------------
                 Total Commercial                              (6,636)        (7,757)         (6,008)        (2,987)         (2,790)
           Real estate construction and land                       --             --              --             --              --
           Real estate other                                       --             --              --             --              --
           Consumer and other                                     (83)          (109)            (46)           (67)            (20)
                                                          -------------------------------------------------------------------------
                 Total charge-offs                             (6,719)        (7,866)         (6,054)        (3,054)         (2,810)
                                                          -------------------------------------------------------------------------

Recoveries:
           Commercial                                           1,011            273             683            386              31
           Term Real Estate - Commercial                           --             --              --             --              --
                                                          -------------------------------------------------------------------------
                  Total Commercial                              1,011            273             683            386              31
           Real estate construction and land                       --             --              --             --              --
           Real estate other                                       --             --              --             --              --
           Consumer and other                                      52             20              23             37              36
                                                          -------------------------------------------------------------------------
                 Total recoveries                               1,063            293             706            423              67
                                                          -------------------------------------------------------------------------
            Net charge-offs                                    (5,656)        (7,573)         (5,348)        (2,631)         (2,743)
Provision charged to income (1)                                 7,880          9,849           6,928          8,081          11,802
                                                          -------------------------------------------------------------------------
Balance at end of period                                  $    90,414    $    88,190     $    85,914    $    84,014     $    67,637
                                                          =========================================================================

Quarterly net charge-offs to average loans outstanding
   during the period, annualized                                 0.58%          0.79%           0.59%          0.31%           0.37%
Year to date net charge-offs to average loans outstanding
   during the period, annualized                                 0.66%          0.69%           0.59%          0.38%           0.41%

Allowance as a percentage of average loans outstanding           2.34%          2.34%           2.35%          2.52%           2.27%
Allowance as a percentage of period end loans outstanding        2.31%          2.30%           2.30%          2.32%           2.18%
Allowance as a percentage of non-performing loans              418.20%       1221.30%         473.80%        667.15%         430.84%

----------
(1) Includes $1.5 million and $3.9 million during the quarters ended December 31, 2000 and September 30, 2000 respectively, to conform to the Company's reserve methodologies which are included in mergers and related nonrecurring costs.

     During the third quarter of 2001, our ratio of net charge-offs to average loans outstanding declined to 0.58%, as compared to 0.79% for the second quarter of 2001 and 0.37% for the third quarter of 2000.

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

     While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management. In general, management believes that the allowance for loan losses is adequate as of September 30, 2001. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     At September 30, 2001, the allowance for loan losses was $90.4 million, consisting of an $84.2 million allocated allowance and a $6.2 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

 .    Business cycles and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

 .    Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

 .    The results of bank regulatory examinations.

Deposits

     Total deposits increased to $4.3 billion at September 30, 2001, compared to $4.2 billion at December 31, 2000 and $3.9 billion at September 30, 2000. While we continue to anticipate deposit growth, we do not expect the growth rate experienced during the last three years to continue. Our performance goals for 2001 (included in a Current Report on Form 8-K filed on October 17, 2001) indicated a target deposit growth rate of 5% to 10%.

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

Liquidity and Cash Flow

     The objective of our liquidity management is to maintain each bank's ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs. We must manage our liquidity position to allow the banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the banks can utilize brokered deposit lines, sell securities under agreements to repurchase, obtain FHLB advances or purchase overnight Federal Funds.

     Greater Bay is a company separate and apart from the banks. It must provide for its own liquidity. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on our investments and dividends declared and paid by the banks. There are statutory and regulatory provisions that could limit the ability of the banks to pay dividends to Greater Bay. At September 30, 2001, the banks had approximately $124.4 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. As of September 30, 2001, Greater Bay did not have any material commitments for capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net cash provided by operating activities, consisting primarily of net income, totaled $100.7 million for the first nine months of 2001 and $61.1 million for the same period of 2000. Cash used for investing activities totaled $1.8 billion in the first nine month of 2001 and $884.7 million in the same period of 2000. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

     For the nine months ended September 30, 2001, net cash provided by financing activities was $1.6 billion, compared to $742.7 million in the same period of 2000. Historically, our primary financing activity has been through deposits. For the nine months ended September 30, 2001 and 2000, deposit gathering activities generated cash of $149.3 million and $662.5 million, respectively. This represents a total of 9.3% and 89.2% of the financing cash flows for the nine months ended September 30, 2001 and 2000, respectively. As a result of our wholesale funding strategy, the increase in borrowings generated cash of $1.3 billion during the nine months ended 2001, as compared to $18.3 million for the same period in 2000.

Capital Resources

     Shareholders' equity at September 30, 2001 increased to $406.7 million from $322.4 million at December 31, 2000. Greater Bay paid dividends of $0.115, and $0.35 per share during the three months ended September 30, 2001 and the twelve months ended December 31, 2000, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

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

     At September 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at September 30, 2001 and the two highest levels recognized under these regulations are as follows:

                                                      Tier 1           Total
                                       Leverage     risk-based       risk-based
                                        ratio      capital ratio   capital ratio
        ------------------------------------------------------------------------

        Company                            7.64%         9.83%           12.86%
        Well-capitalized                   5.00%         6.00%           10.00%
        Adequately capitalized             4.00%         4.00%            8.00%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In order to strengthen our capital position, we issued $15.0 million in trust preferred securities in a private offering on July 16, 2001. On August 20, 2001 we completed a $103.5 million trust preferred securities public offering.

Quantitative and Qualitative Disclosures about Market Risk

     Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We utilize no derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses. See "--Allowance for Loan Losses" herein.

     Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by our Asset & Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

     Our exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors, the ALCO, and the Asset Liability Management Committee of the Board of Directors Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust our asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet. We are currently focusing our investment activities on securities with terms or average lives between three and six years to shorten the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized interest rate swaps to manage the interest rate risk of certain liabilities. These interest rate swaps are not an "ineffective hedge" and are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133 and 138").

Market Value of Portfolio Equity

     Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is our net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks and the resulting ratio of net portfolio value to net book value as of September 30, 2001.

                                                  Projected change of net
Change in interest rates      Net portfolio           portfolio value           Net book           Ratio of NPV
                                                 ------------------------
(dollars in millions)         value ("NPV")      Dollars       Percentage     value ("NBV")          to NBV
---------------------------------------------------------------------------------------------------------------
100 basis point rise           $   808.8         $  22.2         2.82%        $    406.6              198.92%
Base scenario                      786.6                                           406.6              193.46%
100 basis point decline            765.3           (21.3)       -2.71%             406.6              188.22%

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

     The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of September 30, 2001, the analysis indicates that our net interest income for the next 12 months would increase 2.12% if rates increased 200 basis points, and decrease by 1.45% if rates decreased 200 basis point

     This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that our structure is to remain similar to the structure created during the third quarter of 2001. It does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table shows interest sensitivity gaps for different intervals as of September 30, 2001:

                                       Immediate         2 days To       7 months to         1 Year        4 years
(Dollars in thousands)                 or one day         6 months        12 months         to 3 years    to 5 years
---------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks               $        --      $    31,687      $        --       $        --    $         --
Federal Funds Sold                        117,000               --               --                --              --
Investment securities                      76,044          424,025          331,570           784,748         334,401
Loans                                   1,889,922          776,437          266,609           681,355         262,505
Loan losses/unearned fees                      --               --               --                --              --
Other assets                                   --              558              558             2,232           2,232
                                      -------------------------------------------------------------------------------
  Total assets                        $ 2,082,966      $ 1,232,707      $   598,737       $ 1,468,335    $    599,138
                                      ===============================================================================

Liabilities and Equity:
Deposits                              $ 2,018,224      $ 1,198,156      $   217,253       $    24,688    $      3,397
Other borrowings                               --        1,112,751          452,200           205,568              --
Trust preferred securities                     --               --               --                --              --
Other liabilities                              --               --               --                --              --
Shareholders' equity                           --               --               --                --              --
                                      -------------------------------------------------------------------------------
Total liabilities and equity          $ 2,018,224      $ 2,310,907      $   669,453       $   230,256    $      3,397
                                      ===============================================================================
Gap                                   $    64,742      $(1,078,200)     $   (70,716)      $ 1,238,079    $    595,741
Cumulative Gap                        $    64,742      $(1,013,458)     $(1,084,174)      $   153,905    $    749,646
Cumulative Gap/total assets                  0.95%          -14.81%          -15.84%             2.25%          10.95%

                                                                       Total
                                     More than       Total rate       non-rate
                                      5 years         sensitive       sensitive        Total
                                  --------------------------------------------------------------
Assets:
Cash and due from banks            $        --      $    31,687      $   181,124     $   212,811
Federal Funds Sold                          --          117,000               --         117,000
Investment securities                  464,007        2,414,795            6,706       2,421,501
Loans                                   17,852        3,894,680               --       3,894,680
Loan losses/unearned fees                   --               --          (90,414)        (90,414)
Other assets                            15,901           21,481          266,465         287,946
                                   -------------------------------------------------------------
  Total assets                     $   497,760      $ 6,479,643      $   363,881     $ 6,843,524
                                   =============================================================
Liabilities and Equity:
Deposits                           $     1,062      $ 3,462,780      $   851,570     $ 4,314,350
Other borrowings                            --        1,770,519               --       1,770,519
Trust preferred securities             218,000          218,000               --         218,000
Other liabilities                           --               --          133,995         133,995
Shareholders' equity                        --               --          406,660         406,660
                                   -------------------------------------------------------------
Total liabilities and equity       $   219,062      $ 5,451,299      $ 1,392,225     $ 6,843,524
                                   =============================================================
Gap                                $   278,698      $ 1,028,344      $(1,028,344)    $        --
Cumulative Gap                     $ 1,028,344      $ 1,028,344      $        --     $        --
Cumulative Gap/total assets              15.03%           15.03%            0.00%           0.00%

     The foregoing table indicates that we had a one year negative gap of $(1.1) billion, or (15.84)% of total assets, at September 30, 2001. In theory, this would indicate that at September 30, 2001, $1.1 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the asset and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

     Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the Gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the Gap analysis. In fact, during the recent period of declines in interest rates, our net interest earning assets has declined. See "Results of Operations Net Interest Income - The Quarter Ended September 30, 2001 Compared to June 30, 2001". Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as our primary interest rate risk management tools.

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

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after September 30, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions.

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

     The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Our definitive merger agreement with SJNB Financial Corp. was signed on June 25, 2001, before the required implementation date, and therefore SFAS No. 141 will not affect our ability to account for the merger as a pooling of interests.

     As a portion of our business strategy is to pursue acquisition opportunities so as to expand our market presence and maintain growth levels, the change in accounting could have an impact on our ability to realize those business strategies. As SFAS No. 141 has just been released, the impact of these changes has yet to be fully determined.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill and Other Intangible Assets
------------------------------------

     On July 20, 2001, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS No.142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40 year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment which may require re-measurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

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

Selected Loan Loss Allowance Methodology and Documentation Issues
-----------------------------------------------------------------

     A Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB No. 102") was released on July 10, 2001. It expresses certain of the staff's views on the development, documentation and application of a systematic methodology as required by Financial Reporting Release No. 28, Accounting for Loan Losses by Registrants Engaged in Lending Activities, for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, SAB No. 102 focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. We have a systematic methodology for determining an appropriate allowance for loan losses, consistently followed and supported by written documentation and policies and procedures. In light of SAB No. 102, however, our methodology and documentation is currently in the process of review. Any resulting changes are not expected to have a material impact on the financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings -- Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds -- Not applicable

ITEM 3.  Defaults Upon Senior Securities - Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders - Not applicable

ITEM 5.  Other Information -- Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

2.1 Agreement and Plan of Reorganization, dated as of June 25, 2001 by and between Greater Bay Bancorp and SJNB Financial Corp. (Incorporated by reference to Exhibit 2 of the Current Report on Form 8-K filed on June 26, 2001).

2.2 Amendment No. 1, dated as of September 5, 2001, to the Agreement and Plan of Reorganization, dated as of June 25, 2001, by and between SJNB Financial Corp. and Greater Bay Bancorp (Incorporated by reference to
         Exhibit 2.3 of the Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No. 333-68336) filed by Greater Bay Bancorp on September 13, 2001.

10.1 Stock Option agreement, dated as of June 25, 2001, by and between Greater Bay Bancorp and SJNB Financial Corp. (Incorporated by references to exhibit 10.1 of the Current Report on Form 8-K filed on June 26, 2001).

(b) Reports on Form 8-K

         During the quarter ended September 30, 2001, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K filed July 18, 2001 (containing press releases regarding second quarter earnings and completion of a $15 million trust preferred securities private offering.)

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

Date: November 14, 2001