Form 10-K
period 2001-12-31
GREATER BAY BANCORP
filed 2002-02-15
CIK 775473

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)

   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

   For the transition period from __________ to __________.

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

         9.00% Cumulative Trust Preferred Securities of GBB Capital V

             Guarantee of Greater Bay Bancorp with respect to the 9.00% Cumulative Trust Preferred Securities of GBB Capital V

                        Preferred Share Purchase Rights
                              (Title of classes)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on February 6, 2002, as reported on the Nasdaq National Market System, was approximately $1,179,915,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 6, 2002, 50,029,620 shares of the Registrant's Common Stock were outstanding.

         Document Incorporated By Reference:          Part Of Form 10K Into Which Incorporated:
         -----------------------------------          -----------------------------------------
  Definitive Proxy Statement for Annual                               Part III
  Meeting of Shareholders to be filed within
  120 days of the fiscal year ended December 31, 2001

================================================================================

                          ANNUAL REPORT ON FORM 10-K

                                    PART I

   Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as "we" or "our" when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, "Greater Bay" when referring only to the parent company and "the Banks" when referring only to Greater Bay's banking subsidiaries, Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce and San Jose National Bank) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business--Factors That May Affect Future Results of Operations".

ITEM 1.  BUSINESS.

Greater Bay Bancorp

   Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and "we" or "our", on a consolidated basis) is a bank holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank.

   We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

   We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

   At December 31, 2001, we had total assets of $7.9 billion, total loans, net, of $4.4 billion and total deposits of $5.0 billion.

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

   Greater Bay has continued to expand its presence within its market area by affiliating with other quality banking organizations, and select niche financial services companies. In addition we have been successful in opening key regional bank locations to respond to market and client demands, while also selectively opening key new businesses that expand our product offerings.

   The following provides a chronological listing of mergers and acquisitions that we have completed since November 27, 1996:

                                                                                          Year
                                                                                       commenced
 Date of merger                    Entity                  Former bank holding company operations
 --------------                    ------                  --------------------------- ----------
December 23, 1997 Peninsula Bank of Commerce               none                           1981
May 8, 1998       Golden Gate Bank                         Pacific Rim Bancorporation     1976
August 31, 1998   Pacific Business Funding Corporation (1) n/a                            1995
May 21, 1999      Bay Area Bank                            Bay Area Bancshares            1979
October 15, 1999  Bay Bank of Commerce                     Bay Commercial Services        1981
January 31, 2000  Mt. Diablo National Bank                 Mt. Diablo Bancshares          1993
May 18, 2000      Coast Commercial Bank                    Coast Bancorp                  1982
July 21, 2000     Bank of Santa Clara                      none                           1973
October 13, 2000  Bank of Petaluma                         none                           1987
November 30, 2000 The Matsco Companies, Inc. (2)           n/a                            1983
March 30, 2001    CAPCO Financial Company Inc. (3)         n/a                            1990
October 23, 2001  San Jose National Bank                   SJNB Financial Corp.           1982

--------
(1) Operates as a division of Cupertino National Bank and conducts business under the name Pacific Business Funding.
(2) Operates as a division of Cupertino National Bank and conducts business under the name Matsco.
(3) Operates as a division of Cupertino National Bank and conducts business under the name CAPCO.

   With the exception of the acquisitions of The Matsco Companies, Inc. and CAPCO, all of these acquisitions were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the acquisitions has been restated as if the acquisitions had occurred at the beginning of the earliest reporting period presented. The acquisitions of The Matsco Companies, Inc. and CAPCO were accounted for using the purchase accounting method.

   On December 18, 2001, we signed a definitive merger agreement with ABD Insurance and Financial Services, Inc. ("ABD"). ABD is the largest independently owned insurance brokerage and employee benefits consulting organization in the western United States. ABD has over $1.0 billion of insurance premiums serviced and in excess of $100 million in revenue for the 11 month period ended December 31, 2001.

  Our Goals

   We strive toward six primary goals. These goals include:

    . High Credit Quality. Non-performing asset levels continue to be below our peer group. We've also implemented tighter underwriting standards and more aggressive management of non-accruals to adjust for current economy.

    . Core Deposit Growth. In addition to pursuing acquisition-driven deposit growth, we strive to expand our deposit franchise internally through market penetration and cross-selling as part of our relationship banking model.

    . Net Interest Margin. Though declining rates have resulted in margin compression, we have eased the compression with our interest rate risk mitigation strategy and client relationship pricing initiatives. We believe our relationship-based banking model positions us to deal with sustained margin compression more effectively.

    . Efficiency. We continue to actively manage our efficiency ratio, by reducing expenses and increasing personal productivity.

    . Relationship Management. This value proposition continues to benefit our clients and our shareholders. As a market differentiator, the close relationship with a knowledgeable, decision-empowered banker appeals to business owners, managers and executives who demand a greater level of service. And for Greater Bay Bancorp, the relationship delivers better control, higher quality loans and continuing opportunities for revenue development.

    . Acquisition Strategy. We will continue to target well-managed, high performing banks and other financial services companies that offer growth and profit opportunities in key markets. Through disciplined transaction execution, we have brought nine banks and three specialty finance firms into the Greater Bay Bancorp family.

  Regional Community Banking Philosophy

   In order to meet the demands of the increasingly competitive banking and financial services industries, we have adopted a business philosophy referred to as the "Regional Community Banking Philosophy". Our Regional Community Banking Philosophy is based on our belief that banking clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients' financial needs and the flexibility to deliver customized solutions through our menu of products and services. We also believe that banks who affiliate with Greater Bay and implement our Regional Community Banking Philosophy are better able to build successful client relationships as the holding company provides cost effective administrative support services while promoting bank autonomy and flexibility in serving client needs.

   To implement this philosophy, we operate each of our banking subsidiaries by retaining their independent names. Our banking subsidiaries have established strong reputations and client followings in their market areas through attention to client service and an understanding of client needs.

   In an effort to capitalize on the identities and reputations of the Banks, we currently intend to continue to market our services under each Bank's name, primarily through each Bank's relationship managers. The primary focus for the Banks' relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks.

   While client service decisions and day-to-day operations are maintained at the Banks, Greater Bay offers the advantages of affiliation with a multi-bank holding company by providing expanded client support services, such as increased client lending capacity, business cash management, international trade finance services, and upon the completion of our acquisition of ABD, currently expected to close in the first quarter of 2002, business insurance products. In addition, Greater Bay provides centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions. All of these centralized services are designed to enhance the ability of the relationship manager to expand their client relationship base.

  Corporate Growth Strategy

   Our primary goal is to become the preeminent independent financial services company in Northern California. Our primary business strategy is to focus on increasing our market share within the communities we serve through continued internal growth. We also pursue opportunities to expand our market share through select acquisitions that management believes complement our businesses. Management pursues acquisition opportunities in contiguous and infill market areas. In 2001, with the proposed acquisition of ABD, we have begun to focus on expanding fee based products in addition to our traditional banking services. Consistent with our operating philosophy and growth strategy, Greater Bay regularly evaluates opportunities to acquire banks and other financial services companies that complement our existing business, expand our market coverage and share and enhance our client product offerings.

Greater Bay Bancorp's Family of Companies

   The following provides a summary of all of our affiliated banks and operating divisions.

  Banks

    Bank of Petaluma

   Bank of Petaluma presently has four full service regional offices. At December 31, 2001, Bank of Petaluma had total assets of $392.2 million, total net loans of $136.0 million and total deposits of $230.1 million.

    Bank of Santa Clara

   Bank of Santa Clara presently has eight full service regional offices. At December 31, 2001, Bank of Santa Clara had total assets of $538.5 million, total net loans of $230.2 million and total deposits of $350.7 million.

    Bay Area Bank

   Bay Area Bank presently has one full service regional office. At December 31, 2001, Bay Area Bank had total assets of $367.1 million, total net loans of $158.7 million and total deposits of $214.4 million.

    Bay Bank of Commerce

   Bay Bank of Commerce presently has three full service regional offices. At December 31, 2001, Bay Bank of Commerce had total assets of $299.6 million, total net loans of $130.4 million and total deposits of $158.2 million.

    Coast Commercial Bank

   Coast Commercial Bank presently has seven full service regional offices. At December 31, 2001, Coast Commercial Bank had total assets of $565.1 million, total net loans of $210.8 million and total deposits of $342.6 million.

    Cupertino National Bank

   Cupertino National Bank presently has seven locations, including five full service regional offices. At December 31, 2001, Cupertino National Bank had total assets of $2.1 billion, total net loans of $1.5 billion and total deposits of $1.3 billion. During 2001, we formed and funded CNB Investment Trust I ("CNBIT I") and CNB Investment Trust II ("CNBIT II"), both of which are Maryland real estate investment trusts and subsidiaries of Cupertino National Bank. CNBIT I and CNBIT II provides Cupertino National Bank with flexibility in raising capital.

    Golden Gate Bank

   Golden Gate Bank presently has one full service regional office. On December 31, 2001, Golden Gate Bank had total assets of $437.9 million, total net loans of $205.8 million and total deposits of $234.7 million.

    Mid-Peninsula Bank

   Mid-Peninsula Bank presently has five full service regional offices. On December 31, 2001, Mid-Peninsula Bank had total assets of $1.5 billion, total net loans of $880.2 million and total deposits of $1.0 billion.

    Mt. Diablo National Bank

   Mt. Diablo National Bank presently has four full service regional offices.
At December 31, 2001, Mt. Diablo National Bank had total assets of $524.1 million, total net loans of $192.0 million and total deposits of $312.6 million.

    Peninsula Bank of Commerce

   Peninsula Bank of Commerce presently has one full service regional office.
On December 31, 2001, Peninsula Bank of Commerce had total assets of $431.7 million, total net loans of $212.7 million and total deposits of $242.7 million.

    San Jose National Bank

   San Jose National Bank presently has four full service regional offices. On December 31, 2001, San Jose National Bank had total assets of $857.2 million, total net loans of $491.3 million and total deposits of $541.1 million.

  Operating Divisions of the Banks

    CAPCO

   CAPCO is engaged in providing account receivable financing to small business located in the Pacific Northwest. At December 31, 2001, CAPCO had approximately $25.2 million in loans outstanding.

   Greater Bay Bank Carmel Region, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region and Greater Bay Bank Marin Region

   We believe that the East Bay, Marin County, and Monterey County have a tremendous potential for growth. In order to establish and expand our presence in these markets, we formed the Carmel, Contra Costa, Fremont, and Marin regional offices. Each of these offices offers a full line of business banking services.

    Greater Bay Bank Santa Clara Valley Group

   Greater Bay Bank Santa Clara Valley Group offers a full line of business banking services, catering to the needs of small to medium-sized businesses, professional firms and the executives who own and operate their business. The services include a full range of deposit accounts, cash management and credit facilities custom-tailored to meet the specific needs of our clients.

    Greater Bay Bank SBA Lending Group

   The Greater Bay Bank SBA Lending Group provides loans to smaller businesses on which the Small Business Administration ("SBA") generally provides guarantees between 65% to 80% of the principal loan amount. The SBA has named both Coast Commercial Bank and Cupertino National Bank as Preferred Lenders. The SBA awards Preferred Lender status to lenders that have demonstrated superior ability to generate, underwrite and service loans that the SBA guarantees. This status results in more rapid turnaround of loan applications submitted to the SBA for approval. The group is able to utilize this status to provide this same level of service to clients of all of the Banks.

    Greater Bay Corporate Finance Group

   Greater Bay Corporate Finance Group primarily focuses on originating loans to companies that have revenues in excess of $20.0 million and financing requirements in the range of $5.0 million to $250.0 million. Greater Bay Corporate Finance Group participates in syndicated loan transactions and direct sourced transactions where Greater Bay Corporate Finance Group is the lead agent. At December 31, 2001, Greater Bay Corporate Finance Group had $99.7 million in syndicated loan transactions outstanding and $69.2 million in direct financing transactions.

    Greater Bay Trust Company

   Greater Bay Trust Company provides trust services to support the trust needs of the Banks' business and private banking clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

    International Banking Division

   International Banking Division provides a wide range of financial services to support the international banking needs of the Banks' clients, including identifying certain risks of conducting business abroad and providing international letters of credit, documentary collections and other trade finance services. In 2001, the Export-Import Bank of the United States increased the International Banking Division's delegated authority status from the "Medium" level to the "High" level to provide foreign receivable financing to local exporters. The Export-Import Bank allows "High" level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75.0 million in loans.

    Matsco

   Matsco is engaged in providing financial products, primarily loans and leases, to the dental and veterinary health professions. At December 31, 2001, Matsco's outstanding loans and leases totaled $491.8 million. Approximately 80% of Matsco's outstanding loans and leases were to dental businesses, with the remainder to veterinarians.

    Pacific Business Funding

   Pacific Business Funding is an asset-based lending and factoring division that provides alternative funding and support programs designed to enhance our small business banking services.

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

  Banking Services

   We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

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

   The Banks also engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $100.0 million with a primary focus on business clients with borrowing needs between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. The Banks provide interim real estate construction loans primarily in the Banks' service areas for single-family residences, which typically range between approximately $500,000 and $1.0 million, multi-unit projects, which typically range between approximately $1.5 million and $4.0 million and commercial real estate which typically range between $1.5 million to $7.5 million. The Banks also provide medium term commercial real estate loans or credits, typically ranging between $1.0 million and $10.0 million for the financing of commercial or industrial buildings where the owners either use the properties for business purposes or derive income from tenants.

Market Area

   The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in Alameda, Contra Costa, Marin, Monterey, Santa Clara, San Francisco, San Mateo, Santa Cruz, and Sonoma Counties.

    . Bank of Petaluma's primary base of operations is in Petaluma, California and extends through Sonoma County. Sonoma County has a population of approximately 450,000.

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

    . Coast Commercial Bank's primary base of operations is in Santa Cruz, California and extends through Santa Cruz County. Coast Commercial Bank also maintains a banking office in Monterey County. Santa Cruz County and Monterey County have populations of approximately 255,000 and 399,000 respectively.

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

    . Mt. Diablo National Bank's primary base of operations is Danville, California and extends through Contra Costa and northern Alameda Counties.

    . Mid-Peninsula Bank's primary base of operations is centered in Palo Alto, California and extends from northern Santa Clara County through San Mateo County. Mid-Peninsula Bank also maintains banking offices in Alameda, Contra Costa, and Marin Counties.

    . Peninsula Bank of Commerce's primary base of operations is centered in Millbrae, California, and includes northern San Mateo County and extends into San Francisco County.

    . San Jose National Bank's primary base of operations is centered in San Jose, California, and includes Santa Clara County.

   The commercial base of Alameda, Contra Costa, Marin, Monterey, Santa Clara, Santa Cruz, San Francisco, San Mateo and Sonoma Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of our geographic concentration, our results depend largely upon economic conditions in these areas. While the economy in our market areas exhibited weakness in 2001, recent employment reports and other economic indicators have offered positive signs for the economy for the latter half of 2002. No assurance can be given that significant improvement in the economy will occur in 2002. A prolonged economic downturn could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, and accordingly on our results of operations. See "Item 1. Business--Factors That May Affect Future Results of Operations."

   Matsco markets its dental and veterinarian financing services nationally. At December 31, 2001, approximately $338.1 million of Matsco's outstanding loans and leases are with borrowers located outside of the State of California. Those loans and leases are distributed throughout the United States, with the largest volume having been originated in Florida, where Matsco has outstanding loans and leases totaling approximately $37.3 million.

   Similarly, the Greater Bay Corporate Finance Group participates in syndicated loan transactions which are originated nationally. At December 31, 2001, approximately $46.6 million in outstanding syndicated loans participated by the Greater Bay Corporate Finance Group are with borrowers located outside the State of California.

   Our other operating divisions primarily conduct business in the San Francisco Bay Area.

Lending Activities

  Underwriting and Credit Administration

   Each Bank's lending activities are guided by the basic lending policies established by Greater Bay and approved by each Bank's Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank's lending policy. Lending authority is granted to officers of each Bank on a limited basis. Loan requests which exceed individual officer approval limits are approved on a pooled-authority basis up to a maximum limit for each Bank. Loan requests exceeding these limits are submitted to our Officers' Loan Committee, which consists of the President and Chief Executive Officer of Greater Bay, the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of Mid-Peninsula Bank, the Senior Vice President and Chief Credit Officer of Greater Bay, and three Regional Credit Administrators. All members of the Officers' Loan Committee are also officers of the individual Banks. Loan requests which exceed the limits of our Officers' Loan Committee are submitted to the Directors' Loan Committee. The Directors' Loan Committee consists of at least one director of each of the Banks. Each of these committees meets on a regular basis in order to provide timely responses to the Banks' clients.

   Our credit administration function includes an internal loan review and the regular use of two outside loan review firms. In addition, our Officers' Loan Committee, Credit Risk Management Committee, Chief Administrative Officer/Chief Financial Officer and Controller review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within each Bank's loan portfolio and to review our allowance for loan losses.

  Loan Portfolio

   The composition of our gross loan portfolio at December 31, 2001 was as follows:

    . Approximately 73.8% were commercial loans. 42.4% of the commercial loans were commercial real estate term loans;

    . Approximately 16.6% were in real estate construction and land loans, which are split evenly between commercial properties and residential projects;

    . Approximately 5.5% were other real estate term loans, primarily secured by residential real estate;

    .  The balance of the portfolio consists of consumer loans.

   The interest rates the Banks charge varies with the degree of risk, size and maturity of the loans. In addition, competition from other financial services companies and analyses of the client's deposit relationship with the Bank and the Bank's cost of funds impact the interest rate charged on loans.

   Commercial Loans. In their commercial loan portfolios, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the Venture Banking Group, consist primarily of short-term loans (normally with a maturity of up to one year) to support business operations. The Banks focus on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Banks' commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. Commercial loans also include those loans made by the Greater Bay Corporate Finance Group.

   Commercial loans typically include revolving lines of credit collateralized by inventory, accounts receivable and equipment. In underwriting commercial loans, we emphasize the borrower's earnings history, capitalization and secondary sources of repayment. In some instances, we require third party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Banks' reference rates.

   The Venture Banking Group provides innovative lending products and other financial services, tailored to the needs of start-up and development-stage companies. The Venture Banking Group's typical clients include venture capital and technology companies, ranging from multimedia, software and telecommunications providers to bio-technology and medical device firms. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. Because many of these technology companies are in the start-up or development phase, they may not generate any revenues for several years. We often receive warrants from these companies as part of the compensation for our services. As of December 31, 2001, the Venture Banking Group had loans outstanding to start-up and development stage companies of approximately $78.0 million.

   The Greater Bay Corporate Finance Group specializes in providing commercial loans to small and medium sized, non-investment grade middle market companies. We design credit facilities to supplement ongoing working capital needs, purchase fixed assets or finance strategic acquisitions. Loan facilities are typically collateralized by a first priority security interest in all of the borrower's assets and are generally underwritten based on the value of the borrower's assets or historical cash flow. The Greater Bay Corporate Finance Group sources its own relationships and has participated in syndicated loan transactions led by other financial institutions. Greater Bay Corporate Finance Group has not participated in any syndicated loan transactions led by another financial institution since January of 2000.

   We participate in many SBA programs through the Greater Bay Bank SBA Lending Group, which is a "preferred lender". Preferred lender status is granted to a lender which has made a certain number of SBA loans and which, in the opinion of the SBA, has staff who are qualified and experienced in this area. As a preferred lender, the SBA Lending Group has the authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings to the customer. The SBA Lending Group utilizes both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three- to seven-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The SBA Lending Group generally sells the guaranteed portion of its SBA loans in the secondary market.

   Matsco offers a complete range of financial products and services to meet the needs of dentists and veterinarians throughout their professional career. Matsco's principal financial products, which are marketed nationwide, include practice start-up financing, practice expansion financing, practice acquisition financing, working capital and financing for retirement planning. These products are structured as either equipment leases or loans.

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

   Real Estate Term Loans. The Banks provide medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. Our loan policies require the principal balance of the loan, generally between $400,000 and $15.0 million, to be no more than 70% of the lower of actual or stabilized appraised value of the underlying real estate collateral. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20-25 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

   Consumer and Other Loans. The Banks' consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, and home improvement loans and lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one-to-five year maturity), while the equity lines of credit and home improvement loans are generally at a floating rate and are reviewed for renewal on an annual basis. The Banks also have a minimal portfolio of credit card loans, issued as an additional service to its clients.

Deposits

   The Banks obtain deposits primarily from small and medium-sized businesses, business executives, professionals and other individuals. Each of the Banks offers the usual and customary range of depository products that commercial banks provide to customers. The Banks' deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business or any of the Banks. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

   Cupertino National Bank has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 8.7% of its trust assets under management in liquid funds that are retained in Cupertino National Bank money market demand accounts. At December 31, 2001, these funds totaled $54.8 million. The Venture Banking Group is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in Cupertino National Bank as part of the banking relationship. At December 31, 2001, the Venture Banking Group's clients had $419.0 million in deposits at Cupertino National Bank.

Trust Services

   The Greater Bay Trust Company, which is a division of Cupertino National Bank, offers a full range of fee-based trust services directly to its clients and administers several types of retirement plans, including corporate pension plans, 401(k) plans and individual retirement plans, with an emphasis on the investment management, custodianship and trusteeship of such plans. In addition, the Greater Bay Trust Company acts as executor, administrator, guardian and/or trustee in the administration of the estates of individuals. Investment and custodial services are provided for corporations, individuals and nonprofit organizations. Total assets under management were $629.7 million at December 31, 2001, compared to $773.8 million at December 31, 2000 and $697.4 million at December 31, 1999.

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

   In order to compete with other financial services providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. In those instances where the Banks are unable to accommodate a customer's needs, the Banks may arrange for those services to be provided by their correspondents. The Banks have 45 offices located in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Clara, Santa Cruz and Sonoma counties in California.

   As of June 30, 2001, the latest date for which the FDIC branch data is available, the Bank's deposits represented 1.17% of the deposits for all financial service companies in Alameda County, 1.35% of the deposits for all financial service companies in Contra Costa County, 4.73% of the deposits for all financial service companies in San Mateo County, 8.01% of all deposits in Santa Clara County, 11.25% of all deposits in Santa Cruz County and 2.52% of all deposits in Sonoma County. The Bank's deposits represent less than 1% of the deposits for all financial service companies in Marin and San Francisco Counties. The Bank's total deposits represents 3.02% of the deposits for all financial service companies in the San Francisco Bay Area, which includes Napa and Solano Counties in addition to the above eight counties.

Economic Conditions, Government Policies, Legislation, and Regulation

   Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Banks on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Banks on their interest-earning assets, such as loans extended to their clients and securities held in their investment portfolios, comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond the control of Greater Bay and the Banks, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Greater Bay and the Banks cannot be predicted.

   The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve") influence our business. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot fully predict the nature and impact on Greater Bay and the Banks of any future changes in monetary and fiscal policies.

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

  Greater Bay

   As a registered bank holding company, Greater Bay and its subsidiaries are subject to the Federal Reserve Board's supervision, regulation and examination under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In addition, effective on February 1, 2002, Greater Bay became a financial holding company under the BHCA as amended by the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). For further information on the Financial Services Modernization Act, see --"Financial Services Modernization Legislation" below.

   As a bank holding company, Greater Bay was required to seek the Federal Reserve Board's prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company. As a financial holding company, the Federal Reserve Board's prior approval is not required to acquire ownership or control of entities engaged in specified financial activities. The existing restrictions, however, on directly or indirectly acquiring a bank or bank holding company are still applicable.
   Further, as a bank holding company, Greater Bay was generally allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company, Greater Bay is permitted to engage in a full range of financial activities, including banking, which the Federal Reserve Board determines to be financial in nature, incidental to such financial activities or complimentary to a financial activity.

   Greater Bay is required by the Federal Reserve to maintain certain levels of capital. See "--Capital Standards, below."

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

  The Banks

   We have three national banking subsidiaries and eight bank subsidiaries which are California chartered banks and members of the Federal Reserve. The national banks are subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller") and are also subject to regulations of the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve. The state chartered banks are subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions ("Commissioner") and the Federal Reserve and are also subject to regulations of the FDIC.

   If, as a result of a bank examination, the Comptroller or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter. The Commissioner has many of the same remedial powers.

   Various requirements and restrictions under the laws of California and the United States affect the Banks' operations. State and federal statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure of obligations to depositors and borrowers. Further, the Banks are required to maintain certain levels of capital. See "--Capital Standards."

  USA Patriot Act of 2001

   On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institution of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

    . due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

    .  standards for verifying customer identification at account opening;

    . rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

    . reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

    . filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

   Greater Bay is not able to predict the impact of such law on its financial condition or results of operations at this time.

  Financial Services Modernization Legislation

   General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

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

    . modifies the laws governing the implementation of the Community Reinvestment Act, and

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

   Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Greater Bay became a financial holding company on February 1, 2002. Activities that are financial in nature include:

    .  securities underwriting,

    .  dealing and market making,

    .  sponsoring mutual funds and investment companies,

    .  insurance underwriting and agency,

    .  merchant banking, and

    . activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   Prior to electing to become a financial holding company, and in order to maintain that status, all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed and, except in limited circumstances, in compliance with the Community Reinvestment Act.

   Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all our activities to conform to those permissible for a bank holding company. No Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

   A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   Merchant Banking Restrictions. While BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the Financial Services Modernization Act authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

    . the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds), and

    . while the investment is held by the financial holding company, the investment financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale (regulation presumes that officer or director interlocks involve routine management).

   In addition, there are limits on bank funding of portfolio companies owned by the bank's parent holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and does not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

   Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities. The rule employs a sliding scale based on each banking organization's aggregate equity investment in non-financial entities and Tier I capital, requiring banks or holding companies to hold regulatory capital equal to

    .  8 cents for every $1 of equity investment up to 15% of Tier 1 capital;

    .  12 cents for every $1 of investments for the next 10% of Tier 1 capital;
       and

    .  25 cents for every $1 exceeding 25% of Tier 1 capital.

   The first 15% of investments that banking companies make through small-business investment companies (SBICs) is exempt, however, the sliding scale applies for any such investment over 15%.

   Expanded Bank Activities. The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

   A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

   The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by The Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rule as applicable to national banks.

   Privacy. Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to the rules, financial institutions must provide:

    . initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

    .  annual notices of their privacy policies to current customers; and

    . a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

   These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on Greater Bay's financial condition or results of operations.

  Dividends and Other Transfers of Funds

   Dividends from the Banks constitute the principal source of income to Greater Bay. Greater Bay is a legal entity separate and distinct from the Banks. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay by the Banks totaled $106.5 million at December 31, 2001. In addition, the California Department of Financial Institutions and the Federal Reserve have the authority to prohibit the Banks from paying dividends, depending upon the Banks' financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

   The bank regulatory agencies also have authority to prohibit the Banks from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC, the Comptroller and the Federal Reserve have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or Greater Bay may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "--Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "--Capital Standards" for a discussion of these additional restrictions on capital distributions.

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

  Prompt Corrective Action and Other Enforcement Mechanisms

   Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, each of the Banks and Greater Bay exceeded the required ratios for classification as well capitalized.

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

  Premiums for Deposit Insurance

   Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of Greater Bay's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

   The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on Greater Bay's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of Greater Bay's subsidiary depository institutions could have a material adverse effect on Greater Bay's earnings, depending on the collective size of the particular institutions involved.

   All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

   A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of Community Reinvestment Act performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The results of the most recent exam for each of the Banks are as follows.

                                                     Date of most
                                                        recent
         Bank                                        examination    CRA rating
         ----                                       -------------- ------------
Bay Area Bank                                       November 1999  Satisfactory
Bay Bank of Commerce                                October 1997   Satisfactory
Bank of Petaluma                                    September 1998 Outstanding
Bank of Santa Clara                                 December 2000  Satisfactory
Coast Commercial Bank                               May 1999       Outstanding
Cupertino National Bank                             October 1999   Outstanding
Golden Gate Bank                                    November 1999  Satisfactory
Mt. Diablo National Bank                            February 1999  Satisfactory
Mid-Peninsula Bank                                  November 1999  Outstanding
Peninsula Bank of Commerce                          November 1999  Satisfactory
San Jose National Bank                              October 1999   Satisfactory

   The regulatory agencies for Bay Bank of Commerce, Coast Commercial Bank, Mid-Peninsula Bank, and Peninsula Bank of Commerce completed examinations of those institutions in December 2001. The regulatory agencies have not yet issued any reports on those examinations. Management does not expect any significant changes in these banks' ratings.

Employees

   At December 31, 2001, we had 1,160 full-time employees. None of the employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Factors That May Affect Future Results of Operations

   In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

  Failure to successfully execute our growth strategy or to integrate recently acquired subsidiaries could adversely affect our performance.

   Our financial performance and profitability will depend on our ability to execute our corporate growth strategy and manage our recent and possible future growth. Although management believes that it has substantially integrated the business and operations of recently acquired subsidiaries, there can be no assurance that unforeseen issues relating to the assimilation of these subsidiaries will not adversely affect us. In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our Regional Community Banking Philosophy, which is described earlier. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

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

   Our Bay Area business focus and economic conditions in the Bay Area could adversely affect our operations. Our operations are located in Northern California and concentrated primarily in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Cruz, Santa Clara and Sonoma counties, which includes the area known as the "Silicon Valley". As a result of this geographic concentration, our results depend largely upon economic and business conditions in these areas. The economy in our market areas has exhibited weakness.

   Many publicly and privately held technology firms have experienced a decline in their stock prices and valuations. At the same time, firms in the technology industry have experienced greater difficulty than in the past in obtaining capital and funding. The inability of such firms to obtain necessary capital and funding has adversely affected existing business and resulted in a significant slowdown in the growth of the technology industry. A prolonged or further decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations. A continued weakening in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

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

ITEM 2.  PROPERTIES.

   We occupy our administrative offices under a lease which, including options to renew, expires in 2007. The Banks own eleven of their offices and lease 62 additional offices throughout the San Francisco Bay Area. Those leases expire under various dates, including options to renew, through December 2017.

   We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow. We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3.  LEGAL PROCEEDINGS.

   From time to time, we are involved in certain legal proceedings arising in the normal course of our business. Management believes that the outcome of these matters will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) We held a special meeting of shareholders on October 23, 2001.

      (b) Not applicable.

      (c) At the special meeting, shareholders voted to approve (1) the merger with SJNB Financial Corp. and (2) an increase of 4,000,000 shares reserved for issuance under the Company's Amended and Restated 1996 Stock Option Plan. The results of the voting were as follows:

                                              Votes                         Broker
             Matter              Votes for   against  Withheld Abstentions non-votes
             ------              ---------- --------- -------- ----------- ---------
Merger with SJNB Financial Corp. 28,414,598 1,001,988    NA       94,130      -0-
Option share increase            21,887,712 7,333,404    NA      289,600      -0-

      (d) Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GBBK". The quotations shown reflect the high and low closing sales prices for our common stock as reported by Nasdaq. The following information has been restated to reflect the 2-for-1 stock split which became effective on October 4, 2000.

                                                         Cash
                                                       dividends
                For the period indicated  High   Low   declared
                ------------------------ ------ ------ ---------
                   2001
                     Fourth quarter      $29.73 $19.98  $0.115
                     Third quarter        28.45  21.30   0.115
                     Second quarter       27.46  21.00    0.10
                     First quarter        42.88  24.81    0.10
                   2000
                     Fourth quarter      $43.31 $28.12  $ 0.10
                     Third quarter        34.72  22.38    0.10
                     Second quarter       24.75  20.00   0.075
                     First quarter        21.13  18.03   0.075

   We estimate that there were approximately 4,100 shareholders of record at December 31, 2001.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

   Information regarding Selected Consolidated Financial Data appears on pages A-1 and A-2 under the caption "Selected Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 through A-26 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on pages A-22 through A-24 under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Information regarding Financial Statements and Supplementary Data appears A-27 through A-67 under the caption "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Comprehensive Income", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   We intend to file a definitive proxy statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 2001. Information regarding directors of Greater Bay will appear under the caption "DISCUSSION OF THE PROPOSALS RECOMMENDED BY THE BOARD--Proposal 1: "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers" and "--Executive Officers" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information regarding certain relationships and related transactions will appear under the caption "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS--Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)  1.  Financial Statements

   The following documents are filed as part of this report:

Consolidated Balance Sheets at December 31, 2001 and 2000                                  A-27
Consolidated Statements of Operations for each of the years in the three-year period ended
 December 31, 2001                                                                         A-28
Consolidated Statements of Comprehensive Income for each of the years in the three-year    A-29
 period ended December 31, 2001
Consolidated Statements of Shareholders' Equity for each of years in the three-year
 period ended December 31, 2001                                                            A-30
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
 December 31, 2001                                                                         A-31
Notes to the Consolidated Financial Statements                                             A-32
Report of Independent Accountants                                                          A-68

   2.  Financial Statement Schedules

   Not applicable.

   3.  Exhibits

   See Item 14(c) below.

   (b)  Reports on Form 8-K

   During the fourth quarter of 2001, the Company filed the following Current Reports on Form 8-K: (1) October 9, 2001 (reporting under Item 5 and 9 the timing of the release of the third quarter 2001 financial results and guidance for the quarter and year ended December 31, 2001); (2) October 17, 2001, as amended on October 18, 2001 (reporting under Item 5 and 9 third quarter 2001 financial results and performance goals for 2001 and 2002); (3) October 24, 2001 (reporting under Item 5 completion of the Company's merger with SJNB Financial Corp.; (4) October 26, 2001 (reporting under Item 5 supplemental consolidated financial information relating to the Company's merger with SJNB Financial Corp); (5) November 6, 2001 (reporting under Item 5 and 9 the presentation for analysts' reference); and (6) December 19, 2001 (reporting under Item 5 and 9 the acquisition of ABD Insurance and Financial Services, Inc. and reaffirmation of guidance).

   (c)  Exhibits Required by Item 601 of Regulation S-K

   Reference is made to the Exhibit Index on pages 29 through 31 for exhibits filed as part of this report.

   (d)  Additional Financial Statements

   Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2002.

                                          GREATER BAY BANCORP

                                          By:      /s/  DAVID L. KALKBRENNER
                                              ----------------------------------
                                                   David L. Kalkbrenner
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

  /s/  DAVID L. KALKBRENNER   President, Chief Executive    February 15, 2002
-----------------------------   Officer and Director
    David L. Kalkbrenner        (Principal Executive
                                Officer)

    /s/  STEVEN C. SMITH      Executive Vice President,     February 15, 2002
-----------------------------   Chief Administrative
       Steven C. Smith          Officer and Chief Financial
                                Officer (Principal
                                Financial and Accounting
                                Officer)

    /s/  ROBERT A. ARCHER     Director                      February 15, 2002
-----------------------------
      Robert A. Archer

     /s/  JOHN M. GATTO       Director                      February 15, 2002
-----------------------------
        John M. Gatto

    /s/  JOHN J. HOUNSLOW     Director                      February 15, 2002
-----------------------------
      John J. Hounslow

    /s/  JAMES E. JACKSON     Director                      February 15, 2002
-----------------------------
      James E. Jackson

   /s/  STANLEY A. KANGAS     Director                      February 15, 2002
-----------------------------
      Stanley A. Kangas

   /s/  DANIEL G. LIBARLE     Director                      February 15, 2002
-----------------------------
      Daniel G. Libarle

----------------------------- Director
       Rex D. Lindsay

----------------------------- Director
       Arthur K. Lund

          Signature                       Title                   Date
          ---------                       -----                   ----

    /s/  GEORGE M. MARCUS     Director                      February 15, 2002
-----------------------------
      George M. Marcus

   /s/  DUNCAN L. MATTESON    Director                      February 15, 2002
-----------------------------
     Duncan L. Matteson

    /s/  GLEN MCLAUGHLIN      Director                      February 15, 2002
-----------------------------
       Glen McLaughlin

     /s/  LINDA R. MEIER      Director                      February 15, 2002
-----------------------------
       Linda R. Meier

    /s/  DICK J. RANDALL      Director                      February 15, 2002
-----------------------------
       Dick J. Randall

    /s/  DONALD H. SEILER     Director                      February 15, 2002
-----------------------------
      Donald H. Seiler

    /s/  WARREN R. THOITS     Director                      February 15, 2002
-----------------------------
      Warren R. Thoits

   /s/  JAMES C. THOMPSON     Director                      February 15, 2002
-----------------------------
      James C. Thompson

/s/  THADDEUS J. WHALEN, JR.  Director                      February 15, 2002
-----------------------------
   Thaddeus J. Whalen, Jr.

                                 EXHIBIT INDEX

Exhibit
  No.                                                  Exhibit
-------                                                -------

 2      Agreement and Plan of Merger and Reorganization, dated as of December 18, 2001, by and among
          Greater Bay Bancorp, Alburger Basso deGrosz Insurance Services Inc., and GBBK Corp. (15)

 3.1    Articles of Incorporation of Greater Bay Bancorp, as amended and restated (1)

 3.2    Bylaws of Greater Bay Bancorp, as amended and restated

 3.3    Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to
          Exhibit 4.1 hereto)

 4.1    Rights Agreement (2)

 4.2    Junior Subordinated Indenture dated as of March 31, 1997 between Greater Bay Bancorp and
          Wilmington Trust Company, as Trustee (3)

 4.3(a) Amended and Restated Trust Agreement of GBB Capital I, among Greater Bay Bancorp, Wilmington
          Trust Company and the Administrative Trustees named therein dated as of March 31, 1997 (3)

 4.3(b) Successor Administrative Trustee and First Amendment to Amended and Restated Trust Agreement (4)

 4.4    Trust Preferred Certificate of GBB Capital I (3)

 4.5    Guarantee Agreement between Greater Bay Bancorp and Wilmington Trust Company, dated as of
          March 31, 1997 (3)

 4.6    Agreement as to Expenses and Liabilities, dated as of March 31, 1997 (3)

 4.7    Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (5)

 4.8    Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington
          Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (5)

 4.9    Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (5)

 4.10   Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust
          Company dated as of November 27, 1998 (4)

 4.11   Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000 (6)

 4.12   Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as
          Trustee (6)

 4.13   Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as Trustee (6)

 4.14   Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (7)

 4.15   Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (7)

 4.16   Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (7)

 4.17   Capital Securities Guarantee Agreement, dated as of November 20, 2000, between Greater Bay
          Bancorp and Wilmington Trust Company, as Trustee (1)

 4.18   Form of Amended and Restated Declaration of Trust of GBB Capital V (8)

Exhibit
  No.                                                Exhibit
--------                                             -------

 4.19    Form of Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (8)

 4.20    Form of Capital Securities Guarantee Agreement (8)

 4.21    Form of Common Securities Guarantee Agreement (8)

 4.22    Amended and Restated Declaration of Trust of GBB Capital VI dated July 16, 2001 (8)

 4.23    Indenture, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as
           Trustee (8)

 4.24    Guarantee Agreement, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New
           York, as Trustee (8)

10.1 (a) Employment Agreement with David L. Kalkbrenner, dated as of January 1, 1999 (9)(10)

10.1 (b) Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated as of December 11,
           2000 (1)(9)

10.2     Employment Agreement with Byron Scordelis, dated March 26, 2001, effective as of May 15, 2001
           (9)(11)

10.3     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
           Greater Bay Bancorp and David L. Kalkbrenner (9)(10)

10.4     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
           Mid-Peninsula Bank and Susan K. Black (9)(10)

10.5     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
           Cupertino National Bank and David R. Hood (9)(10)

10.6     Employee Supplemental Compensation Benefits Agreement, dated as of April 6, 1998, between
           Greater Bay Bancorp and Gregg A. Johnson (9)(10)

10.7     Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between
           Greater Bay Bancorp and Steven C. Smith (9)(10)

10.8     Greater Bay Bancorp 401(k) Profit Sharing Plan (9)

10.9     Greater Bay Bancorp Employee Stock Purchase Plan, as amended (1)(9)

10.10    Greater Bay Bancorp Change in Control Pay Plan I (9)(12)

10.11(a) Greater Bay Bancorp Change in Control Pay Plan II (9)(12)

10.11(b) Amendment No. 1 to Greater Bay Bancorp Change in Control Pay Plan II (9)(13)

10.12    Greater Bay Bancorp Termination and Layoff Pay Plan I (9)(12)

10.13(a) Greater Bay Bancorp Termination and Layoff Pay Plan II (9)(12)

10.13(b) Amendment No. 1 to Greater Bay Bancorp Termination and Layoff Pay Plan II (9)(13)

10.14    Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (1)(9)

10.15    Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan (9)(14)

10.16    Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers (3)

10.17(a) Agreement, dated November 4, 1999, between Greater Bay Bancorp and Wells Fargo Bank, National
           Association (13)

Exhibit
  No.                                                Exhibit
--------                                             -------

10.17(b) Letter Amendment and Revolving Line of Credit Note, effective October 19, 2000, between Greater
           Bay Bancorp and Wells Fargo Bank, National Association (1)

10.17(c) Letter Amendment and Revolving Line of Credit Note, effective October 31, 2001, between Greater
           Bay Bancorp and Wells Fargo Bank, National Association

10.18(a) Line of Credit Agreement and Note, dated as of November 1, 2000, by and between Greater Bay
           Bancorp and Union Bank of California, N.A. (1)

10.18(b) First Amendment to Line of Credit Agreement, dated as of October 30, 2001, between Greater Bay
           Bancorp and Union Bank of California, N.A.

12.1     Statement re Computation of Ratios of Earnings to Fixed Charges

21       Subsidiaries of the Registrant

23.1     Consent of PricewaterhouseCoopers LLP

--------
 1. Incorporated by reference from Greater Bay Bancorp's 2000 Annual Report on Form 10-K filed with the SEC on February 1, 2001
 2. Incorporated by reference from Greater Bay Bancorp's Form 8-A12G filed with the SEC on November 25, 1998
 3. Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K dated June 5, 1997
 4. Incorporated by reference from Greater Bay Bancorp's 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999
 5. Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on August 28, 1998
 6. Incorporated herein by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000
 7. Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000
 8. Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-3 (File Nos. 333-65772 and 333-65772-01) filed with the SEC on July 25, 2001
 9. Represents executive compensation plans and arrangements of Greater Bay Bancorp
10. Incorporated by reference from Greater Bay Bancorp's 1999 Annual Report on Form 10-K filed with the SEC on January 31, 2000
11. Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2001
12. Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on March 31, 1998
13. Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 4, 1999
14. Incorporated by reference from Greater Bay Bancorp's Registration Statement on Form S-8 (File No. 333-76004) filed with the SEC on December 27, 2001
15. Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K filed with the SEC on December 19, 2001

                        SELECTED FINANCIAL INFORMATION

   The following table represents the selected financial information at and for the five years ended December 31, 2001:

                                                             2001         2000*        1999*        1998*        1997*
                                                          -----------  -----------  -----------  -----------  -----------
                                                                  (Dollars in thousands, except per share amounts)
Statement of Operations Data
Interest income                                           $   507,241  $   423,639  $   298,634  $   244,269  $   202,367
Interest expense                                              186,232      158,050      106,509       87,395       69,869
                                                          -----------  -----------  -----------  -----------  -----------
       Net interest income                                    321,009      265,589      192,125      156,874      132,498
Provision for loan losses                                      54,727       28,821       14,901        8,715        9,836
                                                          -----------  -----------  -----------  -----------  -----------
       Net interest income after provision for loan
        losses                                                266,282      236,768      177,224      148,159      122,662
Other income                                                   44,261       34,145       30,337       22,820       19,669
Nonrecurring--warrant income                                      581       12,986       14,508          945        1,162
                                                          -----------  -----------  -----------  -----------  -----------
       Total other income                                      44,842       47,131       44,845       23,765       20,831
Operating expenses                                            175,591      139,544      121,328      103,491       90,613
Other expenses--nonrecurring                                       --           --       12,160        1,341       (1,700)
                                                          -----------  -----------  -----------  -----------  -----------
       Total operating expenses                               175,591      139,544      133,488      104,832       88,913
                                                          -----------  -----------  -----------  -----------  -----------
Income before income tax expense & merger and other
 related nonrecurring costs                                   135,533      144,355       88,581       67,092       54,580
Income tax expense                                             38,106       55,340       30,485       24,145       20,392
                                                          -----------  -----------  -----------  -----------  -----------
Income before merger and other related nonrecurring
 costs                                                         97,427       89,015       58,096       42,947       34,188
Merger and other related nonrecurring costs, net of tax       (17,611)     (21,851)      (6,795)      (1,674)      (2,283)
                                                          -----------  -----------  -----------  -----------  -----------
       Net income                                         $    79,816  $    67,164  $    51,301  $    41,273  $    31,905
                                                          ===========  ===========  ===========  ===========  ===========
Per Share Data(1)
Net income per share
    Basic                                                 $      1.61  $      1.40  $      1.15  $      0.95  $      0.75
    Diluted                                                      1.57         1.33         1.09         0.88         0.71
Income per share (before merger and nonrecurring
 items)(3)
    Basic                                                 $      1.96  $      1.70  $      1.20  $      0.98  $      0.77
    Diluted                                                      1.91         1.61         1.14         0.91         0.72
Cash dividends per share(2)                               $      0.43  $      0.35  $      0.24  $      0.19  $      0.15
Book value per common share                                      9.31         7.92         6.63         5.73         5.13
Shares outstanding at year end                             49,831,682   48,748,713   46,174,308   43,876,750   42,510,962
Average common shares outstanding                          49,498,000   47,899,000   44,599,000   43,664,000   42,403,000
Average common and common equivalent shares
 outstanding                                               50,940,000   50,519,000   47,078,000   46,741,000   45,205,000

--------
* Restated on a historical basis to reflect the mergers described in notes 1 and 2 of the Company's annual report on a pooling-of-interest basis.

(1) Restated to reflect 2-for-1 stock split effective as of April 30,1998 and the 2-for-1 stock split effective as of October 4, 2000.
(2) Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay.
(3) In addition to the principal performance measures in accordance with generally accepted accounting principles, we are providing these supplemental pro forma performance measures to highlight the results of our core operations. We believe that these calculations, which are derived from data presented on the face of our consolidated financial statements, are useful for investors to provide comparability from period to period with regard to our core operations. These calculations are not intended to be a substitute for the principal performance measures in in accordance with generally accepted accounting principles.

                                                   2001       2000*       1999*       1998*       1997*
                                                ----------  ----------  ----------  ----------  ----------
                                                     (Dollars in thousands, except per share amounts)
Performance Ratios
Return on average assets                              1.18%       1.34%       1.33%       1.36%       1.33%
Return on average common shareholders'
  equity                                             17.77%      19.21%      18.92%      17.69%      15.67%
Return on average assets (before merger and
  nonrecurring items)(1)                              1.44%       1.63%       1.39%       1.40%       1.36%
Return on average common shareholders'
  equity(before merger and nonrecurring
  items)(1)                                          21.61%      23.29%      19.78%      18.28%      16.06%
Net interest margin                                   5.07%       5.73%       5.41%       5.61%       5.94%
Balance Sheet Data--At Period End
Assets                                          $7,877,054  $5,818,155  $4,304,811  $3,351,982  $2,691,870
Loans, net                                       4,370,977   3,973,329   2,813,329   2,070,607   1,646,180
Investment securities                            2,970,630   1,091,064     863,590     754,035     574,081
Deposits                                         4,990,071   4,750,404   3,736,621   2,869,341   2,296,796
Borrowings                                       2,095,896     463,267     150,577     135,095      90,272
Trust Preferred Securities                         218,000      99,500      49,000      49,000      20,000
Preferred stock of real estate investment trust
  subsidiaries of the Banks                         15,000          --          --          --          --
Common shareholders' equity                        463,684     385,948     306,114     251,436     218,229
Asset Quality Ratios
Nonperforming assets** to total loans and
  other real estate owned                             0.69%       0.32%       0.29%       0.29%       0.49%
Nonperforming assets** to total assets                0.39%       0.22%       0.19%       0.18%       0.31%
Allowance for loan losses to total loans              2.77%       2.24%       1.89%       1.82%       1.87%
Allowance for loan losses to non-performing
  assets                                            402.79%     702.37%     685.36%     764.44%     469.08%
Net charge-offs to average loans                      0.59%       0.33%       0.07%       0.11%       0.18%
Regulatory Capital Ratios
Leverage Ratio                                        8.01%       8.79%       8.32%       8.36%       8.96%
Tier 1 Capital                                       10.49%       9.57%       9.92%      10.86%      11.52%
Total Capital                                        12.79%      10.87%      11.23%      12.66%      12.87%

--------
* Restated on a historical basis to reflect the mergers described in notes 1 and 2 of the Company's annual report on a pooling-of-interest basis.
** Excludes accruing loans past due 90 days or more.

(1) In addition to the principal performance measures in accordance with generally accepted accounting principles, we are providing these supplemental pro forma performance measures to highlight the results of our core operations. We believe that these calculations, which are derived from data presented on the face of our consolidated financial statements, are useful for investors to provide comparability from period to period with regard to our core operations. These calculations are not intended to be a substitute for the principal performance measures in in accordance with generally accepted accounting principles.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Overview

   Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and "we" or "our", on a consolidated basis) is a bank holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank.

   We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

   We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

   We have participated in nine acquisitions during the three-year period ended December 31, 2001, as described in Note 2 of the Notes To Consolidated Financial Statements. With the exception of the acquisitions of The Matsco Companies, Inc. and CAPCO Financial Company, Inc. ("CAPCO") all of these acquisitions were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the acquisitions has been restated as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions with The Matsco Companies, Inc. and CAPCO were accounted for using the purchase accounting method and accordingly both divisions' results of operations have been included in the consolidated financial statements since the date of acquisition.

   All outstanding and weighted average share amounts presented in this report have been restated to reflect the 2-for-1 stock splits effective as of April 30, 1998 and as of October 4, 2000.

   The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with the information under "Selected Financial Information" and our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discuss in the annual report on Form 10-K for the year ended December 31, 2001 under "Item 1. Business--Factors That May Affect Future Results of Operations."

Results Of Operations

   The following table summarizes income, income per share and key financial ratios for the periods indicated using two different measurements:

                                                      Net income
                                        -------------------------------------
                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            2001         2000         1999
                                        ------------ ------------ ------------
                                            (Dollars in thousands, except
                                                  per share amounts)
 Income                                   $79,816      $67,164      $51,301
 Income per share:
    Basic                                 $  1.61      $  1.40      $  1.15
     Diluted                              $  1.57      $  1.33      $  1.09
 Return on average assets                    1.18%        1.34%        1.33%
 Return on average shareholders' equity     17.77%       19.21%       18.92%

                                        Core earnings (income before nonrecurring
                                        warrant income, merger and other related
                                                      nonrecurring
                                         costs, and other nonrecurring expenses)
                                        ----------------------------------------
                                         Year ended      Year ended   Year ended
                                        December 31,    December 31, December 31,
                                            2001            2000         1999
                                        ------------    ------------ ------------
                                              (Dollars in thousands, except
                                                   per share amounts)
 Income                                   $97,090         $81,439      $53,621
 Income per share:
     Basic                                $  1.96         $  1.70      $  1.20
     Diluted                              $  1.91         $  1.61      $  1.14
 Return on average assets                    1.44%           1.63%        1.39%
 Return on average shareholders' equity     21.61%          23.29%       19.78%

   Net income for 2001 increased 18.8% to $79.8 million, or $1.57 per diluted share, compared to net income of $67.2 million, or $1.33 per diluted share, for 2000. Results for 2001 included nonrecurring warrant income of $581,000 ($337,000, net of taxes) compared to $13.0 million ($7.6 million, net of taxes) during 2000. In addition, 2001 results included merger and other related nonrecurring costs of $29.2 million ($17.6 million, net of taxes) compared to $33.5 million ($21.9 million, net of taxes) in 2000.

   Our core earnings for 2001 increased 19.2% to $97.1 million, or $1.91 per diluted share, compared to $81.4 million, or $1.61 per diluted share for 2000. Based on 2001 core earnings, our return on average shareholders' equity was 21.61% and return on average assets was 1.44%. During 2000, our core earnings resulted in a return on average shareholders' equity of 23.29% and a return on average assets of 1.63%.

   The 19.2% increase in core earnings during 2001 as compared to 2000 was the result of significant growth in loans and investments. For 2001, net interest income increased 20.9% as compared to 2000. This increase was primarily due to a 36.4% increase in average interest-earning assets for 2001 as compared to 2000. The increases in loans, trust assets and deposits also contributed to the 8.5% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for 2001 by a 25.8% increase in recurring operating expenses, as compared to 2000.

   Net income for 2000 increased 30.9% to $67.2 million, or $1.33 per diluted share, compared to net income of $51.3 million, or $1.09 per diluted share, for 1999. Results for 2000 included nonrecurring warrant income of $13.0 million ($7.6 million, net of taxes) compared to $14.5 million ($8.4 million, net of taxes) during 1999. In addition, 2000 results included merger and other related nonrecurring costs of $33.5 million ($21.9 million, net of taxes) compared to $10.8 million ($6.8 million, net of taxes) in 1999.

   Our core earnings for 2000 increased 51.9% to $81.4 million, or $1.61 per diluted share, compared to $53.6 million, or $1.14 per diluted share for 1999. Based on 2000 core earnings, our return on average shareholders' equity was 23.29% and return on average assets was 1.63%. During 1999, our core earnings resulted in a return on average shareholders' equity of 19.78% and a return on average assets of 1.39%.

   The 51.9% increase in core earnings during 2000 as compared to 1999 was also the result of significant growth in loans and investments. For 2000, net interest income increased 38.2% as compared to 1999. This increase was primarily due to a 30.6% increase in average interest-earning assets for 2000 as compared to 1999. The increases in loans, trust assets and deposits also contributed to the 31.0% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for 2000 by a 15.0% increase in recurring operating expenses, as compared to 1999.

  Net Interest Income-Overview

   During 2001 we continued to experience compression of our net interest margin. This was attributable primarily to the rapidly declining interest rate environment, our asset sensitive balance sheet, slowdown in loan and deposit growth, and to a lesser extent a shift in the mix of our interest earning assets and interest bearing liabilities. In response to those conditions, we changed our balance sheet mix and composition as we shifted the funding source of our specialty finance businesses from a core deposit base to a wholesale funding strategy. This funding shift corresponds with our original strategy for financing these niche specialty finance businesses. The impact of this change has allowed us to also restructure and increase the size of our investment securities portfolio by funding a substantial portion of it with the deposits which previously supported the specialty finance business units. The overall impact of this funding change has been threefold. First, it has increased the overall net interest income from operations, second it has allowed us to improve liquidity and reduce the duration of our investment portfolio and third it has slightly reduced our asset sensitive balance sheet. On a combined basis, this change has positioned us to slightly reduce our exposure to declining interest rates, while also effectively restructuring our balance sheet to take advantage of market interest rates when they move upward.

   The following table highlights the change in composition of our balance sheet at December 31, 2001 and December 31, 2000:

           Assets                December 31, 2001 December 31, 2000
           ------                ----------------- -----------------
           Loans                        57.1%             69.8%
           Investment securities        37.7%             18.8%
           Other assets                  5.2%             11.4%
                                       -----             -----
                                       100.0%            100.0%
           Liabilities & Equity  December 31, 2001 December 31, 2000
           --------------------  ----------------- -----------------
           Total deposits               63.3%             81.6%
           Other borrowing              26.6%              8.0%
           Other liabilities             4.2%              3.8%
           Equity                        5.9%              6.6%
                                       -----             -----
                                       100.0%            100.0%

   This change in balance sheet mix produced a reduction in our net interest margin and an increase in average earning assets. The net interest margin during 2001 was 5.07% with average interest earning assets of $6.3 billion. If we had not changed our balance sheet mix, our net interest margin would have been 5.40% with interest earning assets of $5.6 billion. The overall impact on our net interest income and interest rate risk profile has been positive. Without the change in balance sheet mix, our net interest income for 2001 would have been approximately $19.5 million lower.

   Current modeling of our interest rate risk indicates that our net interest margin would contract approximately 10 to 15 basis points for every 25 basis point reduction in market interest rates. This relationship is estimated to be reasonable through an additional 25 basis point decline in market interest rates, assuming the mix and composition of our balance sheet remains similar.

   The balance sheet restructuring has eased to some extent the downward pressure on our net interest margin, but it has not substantially reduced the upside if and when market interest rates begin an upward trend. For every 25 basis point increase in rates, we anticipate that our net interest margin would increase by approximately 10 to 12 basis points. Again, this assumes a similar mix in loans and deposits. However, in an improving economy, we believe that our clients' demand for loans should increase, thus having the effect of increasing the net interest margin at a more rapid pace. For further information regarding our interest rate risk, see "Quantitative and Qualitative Disclosures about Market Risk".

  Net Interest Income

   Net interest income increased 20.9% to $321.0 million in 2001 from $265.6 million in 2000. This increase was primarily due to the $1.7 billion, or 36.4%, increase in average interest-earning assets which was partially offset by a 67 basis point decrease in our net yield on interest-earning assets. Net interest income increased 38.2% in 2000 from $192.1 million in 1999. This increase was primarily due to the $1.1 billion, or 30.6%, increase in average interest-earning assets and a 32 basis point increase in our net yield on interest-earning assets.

   The following table presents, for the years indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                                      Years ended December 31,
                                         ----------------------------------------------------------------------------------
                                                    2001                        2000                        1999
                                         --------------------------  --------------------------  --------------------------
                                                             Average                     Average                     Average
                                          Average            yield /  Average            yield /  Average            yield /
                                         balance(1) Interest  rate   balance(1) Interest  rate   balance(1) Interest  rate
                                         ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                                       (Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold                           $   91,139 $  3,660  4.02%  $  214,133 $ 13,080   6.11% $  225,357 $ 11,614  5.15%
Other short term securities                   1,389       84  6.05%      44,841    2,978   6.64%     81,121    4,327  5.33%
Investment securities:
  Taxable                                 1,780,194  120,491  6.77%     871,627   62,250   7.14%    641,584   42,081  6.56%
  Tax-exempt(2)                             184,897    7,455  4.03%     185,879    9,632   5.18%    146,170    7,305  5.00%
Loans(3)                                  4,270,878  375,551  8.79%   3,321,682  335,699  10.11%  2,457,353  233,307  9.49%
                                         ---------- --------         ---------- --------         ---------- --------
   Total interest-earning assets          6,328,497  507,241  8.02%   4,638,162  423,639   9.13%  3,551,585  298,634  8.41%
Noninterest-earning assets                  418,216                     372,575                     299,193
                                         ---------- --------         ---------- --------         ---------- --------
   Total assets                          $6,746,713  507,241         $5,010,737  423,639         $3,850,778  298,634
                                         ========== --------         ========== --------         ========== --------
INTEREST-BEARING
 LIABILITIES:
Deposits:
  MMDA, NOW and Savings                  $2,331,147   64,860  2.78%  $2,346,598   91,643   3.91% $1,848,328   61,419  3.32%
  Time deposits, over $100,000              697,806   31,277  4.48%     780,505   43,101   5.52%    561,754   26,669  4.75%
  Other time deposits                       814,808   36,517  4.48%     214,634   11,525   5.37%    215,600   10,500  4.87%
                                         ---------- --------         ---------- --------         ---------- --------
   Total interest-bearing deposits        3,843,761  132,654  3.45%   3,341,737  146,269   4.38%  2,625,682   98,588  3.75%
Borrowings                                1,225,036   53,577  4.37%     192,728   11,781   6.11%    143,033    7,921  5.54%
                                         ---------- --------         ---------- --------         ---------- --------
   Total interest-bearing liabilities     5,068,797  186,231  3.67%   3,534,465  158,050   4.47%  2,768,715  106,509  3.85%
Noninterest-bearing deposits                976,666                     965,131                     717,178
Other noninterest-bearing liabilities       109,906                      79,529                      44,754
Trust Preferred Securities                  142,093                      81,913                      49,000
                                         ----------                  ----------                  ----------
Shareholders' equity                        449,251                     349,699                     271,131
                                         ---------- --------         ---------- --------         ---------- --------
   Total shareholders' equity and
    liabilities                          $6,746,713  186,231         $5,010,737  158,050         $3,850,778  106,509
                                         ========== --------         ========== --------         ========== --------
Net interest income                                 $321,010                    $265,589                    $192,125
                                                    ========                    ========                    ========
Interest rate spread                                          4.34%                        4.66%                      4.56%
Contribution of interest free funds                           0.73%                        1.06%                      0.85%
                                                              ----                        -----                       ----
Net yield on interest-earnings assets(4)                      5.07%                        5.73%                      5.41%

--------
(1) Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2) Tax equivalent yields earned on the tax exempt securities are 5.80%, 7.61% and 7.46% for the years ended December 31, 2001, 2000 and 1999, respectively, using the federal statutory rate of 35%.
(3) Loan fees amortization totaling $11.1 million, $10.2 million and $9.6 million are included in loan interest income for 2001, 2000 and 1999, respectively.
(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

                              Year ended December 31, 2001    Year ended December 31, 2000
                             compared with December 31, 2000 compared with December 31, 1999
                                favorable / (unfavorable)       favorable / (unfavorable)
                             ------------------------------  ------------------------------
                              Volume        Rate      Net      Volume       Rate      Net
                             --------     --------  -------   --------    -------  --------
                                                 (Dollars in thousands)
INTEREST EARNED ON
INTEREST-EARNING ASSETS
Federal funds sold           $ (5,901)    $ (3,519) $(9,420) $   (601)    $ 2,067  $  1,466
Other short term investments   (2,650)        (244)  (2,894)   (2,241)        892    (1,349)
Investment securities:
 Taxable                       61,658       (3,417)  58,241    16,163       4,006    20,169
 Tax-exempt                       (51)      (2,126)  (2,177)    2,049         278     2,327
Loans                          87,361      (47,509)  39,852    86,532      15,860   102,392
                             --------     --------  -------   --------    -------  --------
   Total interest income      140,418      (56,816)  83,602   101,902      23,103   125,005
                             --------     --------  -------   --------    -------  --------

INTEREST EXPENSE ON INTEREST-
BEARING LIABILITIES
Deposits:
 MMDA, NOW and savings                      600    26,183    26,783   (18,316)  (11,908)  (30,224)
 Time deposits over $100,000              4,257     7,567    11,824   (11,579)   (4,853)  (16,432)
 Other time deposits                    (27,196)    2,204   (24,992)       47    (1,072)   (1,025)
                                       --------  --------  --------  --------  --------  --------
   Total interest-bearing deposits      (22,340)   35,955    13,615   (29,848)  (17,833)  (47,681)
Other borrowings                        (46,054)    4,258   (41,796)   (2,972)     (888)   (3,860)
                                       --------  --------  --------  --------  --------  --------
   Total interest expense               (68,394)   40,213   (28,181)  (32,820)  (18,721)  (51,541)
                                       --------  --------  --------  --------  --------  --------
     Net increase (decrease) in net
       interest income                 $ 72,025  $(16,604) $ 55,421  $ 69,083  $  4,381  $ 73,464
                                       ========  ========  ========  ========  ========  ========

   Interest income in 2001 increased 19.7% to $507.2 million from $423.6 million in 2000. This was primarily due to the significant increase in loans, and investment securities. Loans increased as a result of significant business development efforts by our relationship managers. Investment securities increased as a result of our wholesale funding strategy and the leveraging of our balance sheet. Average interest-earning assets increased $1.7 billion, or 36.4%, to $6.3 billion in 2001, compared to $4.6 billion in 2000. Average loans increased $1.0 billion, or 28.6%, to $4.3 billion in 2001 from $3.3 billion in 2000. Average investment securities, Federal funds sold and other short-term securities, increased 56.3% to $2.1 billion in 2001 from $1.3 billion in 2000. Loans represented approximately 67.5% of total interest-earning assets in 2001 compared to 71.6% in 2000.

   The average yield on interest-earning assets decreased 111 basis points to 8.02% in 2001 from 9.13% in 2000 primarily reflecting the 475 basis points decline in the fed fund rate during the year. The average yield on loans decreased 132 basis points to 8.79% in 2001 from 10.11% in 2000.

   Interest expense in 2001 increased 17.8% to $186.2 million from $158.1 million in 2000, reflecting greater volumes of interest-bearing liabilities. Average interest-bearing liabilities increased 43.4% to $5.1 billion in 2001 from $3.5 billion in 2000. The increase was due primarily to the increase in brokered institutional deposit accounts and short term borrowings.

   During 2001, average noninterest-bearing deposits increased to $976.7 million from $965.1 million in 2000.

   As a result of the foregoing, our interest rate spread decreased to 4.34% in 2001 from 4.66% in 2000, and the net yield on interest-earning assets decreased in 2001 to 5.07% from 5.73% in 2000.

   Interest income increased 41.9% to $423.6 million in 2000 from $298.6 million in 1999, as a result of the increase in average interest-earning assets and an increase in the yields earned. Average interest-earning assets increased 30.6% to $4.6 billion in 2000 from $3.6 billion in 1999 principally as a result of increase in loans. The yield on the higher volume of average interest-earning assets increased 72 basis points to 9.13% in 2000 from 8.41% in 1999, primarily as a result of an increase in market interest rates.

   Interest expense in 2000 increased 48.4% to $158.1 million from $106.5 million in 1999 primarily as a result of the increase in the volume of interest-bearing liabilities and in the rates paid on interest-bearing liabilities. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 27.7% to $3.5 billion in 2000 from $2.8 billion in 1999.

   As a result of the foregoing, our interest rate spread increased to 4.66% in 2000 from 4.56% in 1999 and the net yield on interest-earning assets increased to 5.73% in 2000 from 5.41% in 1999.

   We incurred certain client service expenses with respect to our noninterest-bearing liabilities. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If these expenses had been included in interest expense, our net yield on interest-earning assets would have been as follows for each of the years presented.

                                                        Years ended December 31,
                                                      ----------------------------
                                                        2001      2000      1999
                                                      --------  --------  --------
                                                         (Dollars in thousands)
Average noninterest bearing demand deposits           $976,666  $965,131  $717,178
Client service expenses                                  2,965     2,694     3,811
Client service expenses, as a percentage of average
  noninterest bearing demand deposits                    0.30 %    0.28 %    0.53 %

Impact On Net Yield On Interest-earning Assets:
    Net yield on interest-earning assets                 5.07 %    5.73 %    5.41 %
    Impact of client service expense                    (0.04)%   (0.06)%   (0.11)%
                                                      --------  --------  --------
        Adjusted net yield on interest-earning assets    5.03 %    5.67 %    5.30 %
                                                      ========  ========  ========

   The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects our efforts to manage our interest expense.

  Provision for Loan Losses

   The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

   Refer to the section "Financial Condition--Allowance for Loan Losses" for a description of our systematic methodology employed in determining an adequate allowance for loan losses.

   The provision for loan losses in 2001 was $54.7 million, compared to $28.8 million in 2000 and $14.9 million in 1999. In addition, in connection with the acquisitions described in Note 2 of Notes to Consolidated Financial Statements, we made additional provisions for loan losses of $3.5 million in 2001, $8.1 million in 2000 and $2.7 million in 1999 to conform to our allowance methodology.

   For further information on nonperforming and classified loans and the allowance for loan losses, see "Financial Condition--Nonperforming Assets" and "Financial Condition--Allowance for Loan Losses" herein.

  Other Income

   Total recurring other income increased to $44.3 million in 2001, compared to $34.1 million in 2000 and $30.3 million in 1999. The following table sets forth information by category of other income for the years indicated.

                                             Years ended December 31,
                                             ------------------------
                                              2001    2000     1999
                                             ------- -------  -------
                                              (Dollars in thousands)
         Service charges and other fees      $10,602 $ 9,661  $ 8,975
         Loan and international banking fees   8,856   8,162    4,275
         Gain (loss) on investments, net       6,304    (521)     (46)
         Trust fees                            3,610   3,450    2,990
         Gain on sale of loans                 3,241   2,190    2,058
         ATM network revenue                   2,887   2,891    2,682
         Other income                          8,761   8,312    9,403
                                             ------- -------  -------
            Total, recurring                  44,261  34,145   30,337
         Warrant income                          581  12,986   14,508
                                             ------- -------  -------
            Total                            $44,842 $47,131  $44,845
                                             ======= =======  =======

   The increase in recurring other income in 2001 as compared to 2000 resulted primarily from the $6.8 million increase in the gain on investments, a $1.1 million increase in gain on sale of loans, a $941,000 increase in service charges and other fees and a $694,000 increase in loan and international banking fees. The increases in service charges and other fees and loan and international banking fees were a result of growth in our loan portfolio and fee based deposit products and services.

   During 2001, we consolidated the investment portfolios of our subsidiary banks (see "--Financial Condition--Investment Securities" below for further details). Primarily as a result of investment sales resulting from this program, we recognized gains on sale of investments, net, of $6.3 million during 2001, as compared to a loss of $521,000 during 2000.

   During 2001, we recorded a $3.2 million gain on sale of loans, compared to $2.2 million for 2000. $1.2 million of the gains for 2001 relates to the sale of $15.0 million of Matsco's loan production. We made no such sales during 2000. We anticipate selling approximately 20% to 40% of Matsco's loan production in the future. During the first half of 2001, the sale of investment securities allowed us to postpone the sale of Matsco loans. With the slowing of investment securities sales during the second half of 2001, we sold $15.0 million of Matsco's loan production in September 2001. The remainder of the gain on sales of loans relates to the sale of SBA loans during 2001 and 2000. The gain on sale of SBA loans decreased slightly from $2.2 million during 2000 to $2.0 million during 2001 as we elected to retain a higher portion of our SBA production.

   Other income for 2001 includes $636,000 in income recognized on derivative instruments in accordance with SFAS No. 133. These derivative instruments had previously been treated as interest rate hedges and the unrealized gains and losses on those instruments had been included in other comprehensive income. Other income in 2000 includes $2.1 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly traded equity security.

   The increase in recurring other income in 2000 as compared to 1999 was a result of $3.9 million increase in loan and international banking fees, a $686,000 increase in service charges and other fees, and a $460,000 increase in trust fees. These increases reflected significant growth in loans, deposits, and trust assets. This increase was offset in part by the loss on investment securities and the decline in other income offset.

   Warrant income in 2001, 2000 and 1999 included income of $581,000, $13.0 million and $14.5 million net of related employee incentives of $249,000, $4.5 million and $7.3 million, respectively. At December 31, 2001, we held approximately 112 warrant positions. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

  Operating Expenses

   The following table sets forth the major components of operating expenses for the years indicated.

                                                                               Years ended December 31,
                                                                             ----------------------------
                                                                               2001      2000      1999
                                                                             --------  --------  --------
                                                                                (Dollars in thousands)
Compensation and benefits                                                    $ 89,699  $ 73,966  $ 65,668
Occupancy and equipment                                                        27,756    23,192    18,999
Dividends paid on Trust Preferred Securities                                   13,724     7,842     4,201
Legal and other professional fees                                               7,839     5,345     4,072
Client service expenses                                                         2,965     2,694     3,811
FDIC insurance and regulatory assessments                                       1,762     1,472       807
Expenses on other real estate owned                                                --        56       (34)
Other                                                                          31,846    24,977    23,805
                                                                             --------  --------  --------
   Total operating expenses excluding nonrecurring costs                      175,591   139,544   121,329
Contribution to the Greater Bay Bancorp Foundation and related expenses            --        --    12,160
Mergers and other related nonrecurring costs                                   29,249    33,526    10,818
                                                                             --------  --------  --------
   Total operating expenses                                                  $204,840  $173,070  $144,307
                                                                             ========  ========  ========
Efficiency ratio                                                                55.99%    55.34%    60.90%
Efficiency ratio (before merger and other nonrecurring costs)                   48.07%    46.56%    54.54%
Efficiency ratio excluding dividends paid on Trust Preferred Securities
  (before merger and other nonrecurring costs)                                  44.31%    43.94%    52.65%
Total operating expenses to average assets                                       3.04%     3.45%     3.75%
Total operating expenses to average assets (before merger and other
  nonrecurring cost)                                                             2.60%     2.78%     3.15%
Total operating expenses to average assets excluding dividends paid on Trust
  Preferred Securities (before merger and other nonrecurring cost)               2.40%     2.63%     3.04%

   Operating expenses totaled $204.8 million for 2001, compared to $173.1 million for 2000 and $144.1 million for 1999. The ratio of operating expenses to average assets was 3.04% in 2001, 3.45% in 2000, and 3.75% in 1999. Total operating expenses include merger and other related nonrecurring costs and contributions to the Foundation and related expenses.

   The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for 2001 was 55.99%, compared to 55.34% in 2000 and 60.90% in 1999. Our efficiency ratio before merger, nonrecurring and extraordinary items for 2001 was 48.07%, compared to 46.56% in 2000 and 54.54% in 1999.

   As indicated by the general trend of our efficiency ratios over the last several years, we have been able to achieve increasing economies of scale. In 2001, average assets increased 34.6% from 2000, while operating expenses, excluding merger, and other nonrecurring items, increased only 25.8%. From 1999 to 2000, average assets increased 30.1%, while operating expenses, excluding merger and nonrecurring costs increased only 15.0%.

   Compensation and benefits expenses increased in 2001 to $89.7 million, compared to $74.0 million in 2000 and $65.7 million in 1999. This increase is due primarily to the additions in personnel made in 2001 and 2000 to accommodate our growth. The additions of Matsco and CAPCO in our results were also a contributing factor to the increase in 2001 as compared to 2000 and 1999.

   Trust Preferred Securities expense was $13.7 million for 2001, compared to $7.8 million for 2000 and $4.2 million for 1999. This increase reflects the sale of $118.5 million in Trust Preferred Securities in 2001 and $50.5 million in Trust Preferred Securities in 2000. A significant portion of the increase in the efficiency ratio in 2001 as compared to 2000 was a result of the issuance of Trust Preferred Securities during 2000 and 2001. The Trust Preferred Securities expense primarily represents a cost of capital, as opposed to the remainder of the expenses which represent traditional operating expense. On a recurring basis, our efficiency ratio increased 1.51% in 2001 as compared to 2000. Excluding the increase in dividends paid on Trust Preferred Securities our recurring efficiency ratio increased only 0.37%.

   Merger and other related nonrecurring costs include the direct expense related to merger transactions completed and are comprised of financial advisory and professional fees, charges to conform accounting practices and other costs, including expenses related to employee severance, retention and the vesting of certain benefit plans. See Note 14 to the Consolidated Financial Statements for more detail.

   During 2001, legal and other professional fees increased to $7.8 million, compared to $5.3 million in 2000 and $4.1 million for 1999. This increase relates to our growth and the initiation of consulting projects designed to improve efficiency and risk management in our enterprise.

   During 1998, Greater Bay established the Greater Bay Bancorp Foundation ("the Foundation"). The Foundation was formed to provide a vehicle through which its officers and directors can provide support to the communities in which we do business. The Foundation focuses its support on initiatives related to education, health and economic growth. To support the Foundation, we contributed appreciated securities which had an unrealized gain of $7.8 million in 1999. We recorded expenses of $12.2 million in 1999 in connection with our GBB Foundation donations which is included in operating expenses.

   Our goodwill amortization was $1.3 million in 2001, $0 in 2000 and $0 in 1999. Our diluted earnings per share, excluding goodwill amortization, was $1.58 for 2001, $1.33 in 2000 and $1.09 in 1999.

  Income Taxes

   Our effective income tax rate for 2001 was 24.9%, compared to 39.4% in 2000 and 34.0% in 1999. The effective rates were lower than the statutory rate of 42% due to state enterprise zone tax credits and tax-exempt income on municipal securities. The reductions were partially offset by the impact of nondeductible merger and other related nonrecurring costs. In 2001, we formed CNB Investment Trust II, which qualifies as a real estate investment trust under the IRS tax code and issued $15.0 million of the real estate investment trust's preferred stock to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

FINANCIAL CONDITION

   Total assets increased 35.4% to $7.9 billion at December 31, 2001, compared to $5.8 billion at December 31, 2000. Total assets increased 35.2% in 2000 from $4.3 billion at December 31, 1999. The increase in 2001 was primarily due to increases in the investment securities portfolio and to a lesser degree, the loan portfolio which was funded by brokered institutional deposits and short term borrowings. The increase in 2000 was primarily due to increases in our loan portfolios funded by growth in deposits.

  Investment Securities

   Investment securities increased 272.3% to $3.0 billion at December 31, 2001 compared to $1.1 billion at December 31, 2000. A substantial portion of this increase reflects the shift to wholesale funding sources for our specialty finance divisions that allowed us to increase our investment portfolio by funding it with deposits which previously supported our specialty finance unit and increased leverage of our balance sheet. For further information see "Net Interest Income--Overview" above.

   During 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase efficiency in managing our investment portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $43.2 million for a gain of $2.4 million.

   During 2001, we also consolidated our subsidiary banks' investment portfolios, and therefore liquidated a number of our smaller investment positions. We anticipate that this consolidation will improve our operating efficiencies and the overall yield in our portfolio as our average block sizes increase. During 2001, we sold securities with an amortized cost of $262.9 million for a recognized gain of $6.3 million. Sales included securities previously classified as held to maturity with an amortized cost of $43.2 million for a gain of $2.4 million. In total, these sales resulted in an insignificant reduction in the yield on our investment portfolio despite the declining interest rate environment. We anticipate making further investment securities sales under this program in subsequent quarters. The average life of the portfolio has declined from approximately 7 to approximately 3 1/2 years. We shortened the duration of the investment portfolio to provide additional funding for loan growth.

   At December 31, 2001, $2.6 billion, or 89.8% of our total investment securities were invested in mortgage and asset backed securities, as compared to $546,000, or 50.0% of the entire portfolio at December 31, 2000. Although the ultimate maturity of these securities is as long as 30 years into the future, due to periodic principal payments and anticipated prepayments, management estimates that the average remaining life of the these securities is approximately 3 1/2 years.

   Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank ("FHLB") advances. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. We do not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders' equity.

   For the amortized cost and estimated fair value of the investment securities, the maturity of investment securities by security type and additional information concerning the investments portfolio, see Note 3 of Notes to Consolidated Financial Statements.

  Loans

   Total gross loans increased 10.1% to $4.5 billion at December 31, 2001, compared to $4.1 billion at December 31, 2000. Total gross loans increased 41.6% in 2000 from $2.9 billion at year-end 1999. For 2002, we target a loan growth rate of approximately 10%.

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

   Although gross loans increased during 2001, we continue to see a change in our corporate borrowers' usage of their lines of credit and a slowing in the commercial construction market, as builders postpone or delay projects that have been in process for several months. We continue to take a conservative posture related to credit underwriting, which we believe is a prudent course of action, especially during slowing economic times. We believe it is in the best interest of Greater Bay Bancorp and its shareholders to focus attention on our quality client relationships and avoid growth on the fringe during these uncertain times. Both of these factors have combined to cause a slowing in the growth of our loan portfolio.

   While the short-term outlook for loan growth has slowed from late 2000 and early 2001, we are optimistic about the future, as we have continued to invest in new businesses that we believe will bring excellent opportunities for growth and expansion. Our acquisitions of Matsco, a dental equipment lease financing company, at the end of 2000 and CAPCO, an asset-based financing and factoring company, at the end of the first quarter of 2001, are showing excellent growth opportunities as we fully integrate them into the our organization. Our new office in Carmel is now operational and will focus on large depositors, lending and cash management. In addition, the four banks that joined us in 2000 are now fully integrated, both operationally and culturally into our organization.

   The following table presents the composition of our loan portfolio at the dates indicated.

                                                                        As of December 31,
                                  ---------------------------------------------------------------------------------------------
                                         2001               2000               1999               1998               1997
                                  -----------------  -----------------  -----------------  -----------------  -----------------
                                    Amount      %      Amount      %      Amount      %      Amount      %      Amount      %
                                  ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                                                                      (Dollars in thousands)
Commercial                        $1,909,056   43.7% $1,807,117   45.5% $1,130,635   40.2% $  817,934   39.5% $  709,933   43.1%
Term Real Estate--Commercial       1,407,300   32.2   1,096,576   27.6     883,749   31.4     665,595   32.1     491,322   29.8
                                  ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
    Total Commercial               3,316,356   75.9   2,903,693   73.1   2,014,384   71.6   1,483,529   71.6   1,201,255   72.9
Real estate construction and land    744,127   17.0     753,936   19.0     531,529   18.9     356,931   17.2     239,925   14.6
Real estate other                    246,117    5.6     187,173    4.7     156,284    5.6     121,480    5.9      91,283    5.5
Consumer and other                   204,483    4.7     234,721    5.9     179,705    6.4     160,126    7.7     157,520    9.6
                                  ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
    Total loans, gross             4,511,083  103.2   4,079,523  102.7   2,881,902  102.5   2,122,066  102.4   1,689,983  102.6
    Deferred fees and
     discounts, net                  (15,362)  (0.4)    (14,787)  (0.4)    (14,114)  (0.5)    (12,870)  (0.6)    (12,126)  (0.7)
                                  ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
    Total loans, net of deferred
     fees                          4,495,721  102.8   4,064,736  102.3   2,867,788  102.0   2,109,196  101.8   1,677,857  101.9
Allowance for loan losses           (124,744)  (2.8)    (91,407)  (2.3)    (54,459)  (2.0)    (38,589)  (1.8)    (31,677)  (1.9)
                                  ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
    Total loans, net              $4,370,977  100.0% $3,973,329  100.0% $2,813,329  100.0% $2,070,607  100.0% $1,646,180  100.0%
                                  ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

   The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate--commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2001.

                                       Term real  Real estate
                                        estate--  construction Real estate
                            Commercial commercial   and land      other
                            ---------- ---------- ------------ -----------
                                        (Dollars in thousands)
     Loans maturing in:
        One year or less:
          Fixed rate        $  100,968 $    1,788   $ 16,195    $ 15,693
          Variable rate        129,742     15,606    118,987       3,049
        One to five years:
          Fixed rate           389,685    192,403     72,661      14,346
          Variable rate        620,143    198,505    504,619      45,098
        After five years:
          Fixed rate           399,044    496,686      7,982      14,996
          Variable rate        269,474    502,312     23,683     152,935
                            ---------- ----------   --------    --------
             Total          $1,909,056 $1,407,300   $744,127    $246,117
                            ========== ==========   ========    ========

  Nonperforming Assets

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

   The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                         As of December 31,
                                              ----------------------------------------
                                               2001     2000     1999    1998    1997
                                              -------  -------  ------  ------  ------
                                                       (Dollars in thousands)
Nonperforming loans:
   Nonaccrual loans                           $30,970  $13,014  $7,139  $4,208  $5,157
   Restructured loans                              --       --     807     840   1,596
                                              -------  -------  ------  ------  ------
     Total nonperforming loans                 30,970   13,014   7,946   5,048   6,753
OREO                                               --       --     271     966   1,541
                                              -------  -------  ------  ------  ------
     Total nonperforming assets               $30,970  $13,014  $8,217  $6,014  $8,294
                                              =======  =======  ======  ======  ======
Accruing loans past due 90 days or more       $ 5,073  $ 4,463  $  908  $  244  $  274
                                              =======  =======  ======  ======  ======
Nonperforming assets to total loans and OREO     0.69%    0.32%   0.29%   0.29%   0.49%
Nonperforming assets to total assets             0.39%    0.22%   0.19%   0.18%   0.31%

Nonperforming assets and accruing loans past
  due 90 days or more to total loans and OREO    0.80%    0.43%   0.32%   0.30%   0.51%
Nonperforming assets and accruing loans past
  due 90 days or more to total assets            0.46%    0.30%   0.21%   0.19%   0.32%

   At December 31, 2001, 2000, and 1999, we had $31.0 million, $13.0 million, and $8.2 million in nonperforming loans, respectively. Our ratio of nonperforming assets to total assets at December 31, 2001 was 0.39%, as compared to 0.22% at December 31, 2000 and 0.19% at December 31, 1999. Our ratios compare favorably to the industry average ratio of nonperforming assets to total assets of 0.85% at September 30, 2001, which represents the most recently available data.

   At December 31, 2001, $13.7 million of the nonperforming loans were syndicated loan transactions. These loans are being aggressively managed. We have not participated in any similar other syndicated loan transactions since January 2000. An additional $6.7 million of the nonperforming loans are venture banking credits. The allowance for loan losses attributable to the entire nonperforming loan portfolio is approximately $16.5 million.

   The balance of loans past due 90 days or more and accruing increased to $5.1 million at December 31, 2001, compared to $4.5 million at December 31, 2000. In addition to the loans disclosed above as nonaccrual or restructured, management has also identified approximately $12.3 million in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

   Certain financial institutions have elected to use Special Purpose Vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent company goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired, and nonperforming assets. We do not use those vehicles, or any other structures, to dispose of problem assets.

  Allowance For Loan Losses

   The allowance for loan losses is established through a provision for loan losses based on management's evaluation of known and inherit risk in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

   The following table sets forth information concerning our allowance for loan losses at the dates and for the years indicated.

                                                2001        2000        1999        1998        1997
                                             ----------  ----------  ----------  ----------  ----------
                                                               (Dollars in thousands)
Period end loans outstanding                 $4,511,083  $4,079,523  $2,881,902  $2,122,066  $1,689,983
Average loans outstanding                    $4,288,751  $3,330,147  $2,463,215  $1,821,553  $1,505,065
Allowance for loan losses:
   Balance at beginning of period            $   91,407  $   54,459  $   38,589  $   31,677  $   23,205
Allowance of entities acquired through
  acquisitions accounted for under purchase
  method of accounting                              320      10,927          --          --          --
Charge-offs:
   Commercial                                   (27,243)    (11,747)     (3,006)     (2,389)     (2,466)
   Term real estate--commercial                      --          --         (16)        (51)        (59)
                                             ----------  ----------  ----------  ----------  ----------
     Total commercial                           (27,243)    (11,747)     (3,022)     (2,440)     (2,525)
   Real estate construction and land                 --        (376)         --          (7)       (276)
   Real estate other                                 --          --          --          --         (13)
   Consumer and other                              (492)       (371)       (536)       (462)       (428)
                                             ----------  ----------  ----------  ----------  ----------
     Total charge-offs                          (27,735)    (12,494)     (3,558)     (2,909)     (3,242)
                                             ----------  ----------  ----------  ----------  ----------
Recoveries:
   Commercial                                     2,383         946       1,337         757         410
   Term real estate--commercial                      --          --           5          11          10
                                             ----------  ----------  ----------  ----------  ----------
     Total commercial                             2,383         946       1,342         768         420
   Real estate construction and land                 --         379          11          --           6
   Real estate other                                 --          --           7          --          --
   Consumer and other                               142         291         423         155         101
                                             ----------  ----------  ----------  ----------  ----------
     Total recoveries                             2,525       1,616       1,783         923         527
                                             ----------  ----------  ----------  ----------  ----------
   Net charge-offs                              (25,210)    (10,878)     (1,775)     (1,986)     (2,715)
Provision charged to income(1)                   58,227      36,899      17,645       8,898      11,187
                                             ----------  ----------  ----------  ----------  ----------
Balance at end of period                     $  124,744  $   91,407  $   54,459  $   38,589  $   31,677
                                             ==========  ==========  ==========  ==========  ==========
Net charge-offs to average loans outstanding
  during the period                                0.59%       0.33%       0.07%       0.11%       0.18%
Allowance as a percentage of average loans
  outstanding                                      2.91%       2.74%       2.21%       2.12%       2.10%
Allowance as a percentage of period end
  loans outstanding                                2.77%       2.24%       1.89%       1.82%       1.87%
Allowance as a percentage of non-
  performing loans                               402.79%     702.37%     685.36%     764.44%     469.08%

--------
(1) Includes $3.5 million, $8.1 million, $2.7 million, $183,000, and $1.4 million in 2001, 2000, 1999, 1998, and 1997, respectively, to conform to our allowance methodologies which are included in mergers and related nonrecurring costs.

   We employ a systematic methodology for determining its allowance for loan losses, that includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit indicators of deterioration.

   Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, fires, etc.) that occur in a particular period.

   Qualitative factors include the general economic environment in our markets and, in particular, the state of the technology industries based in the Silicon Valley and other key industries in the San Francisco Bay Area. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.

   Our methodology is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology, and on an ongoing basis we engages outside firms to perform independent credit reviews of our loan portfolio. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.

   While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on management's judgment and experience. Management believes that the allowance for loan losses is adequate as of December 31, 2001 to cover known and inherent risks in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

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

                                                                   As of December 31,
                                  ------------------------------------------------------------------------------------
                                        2001              2000             1999             1998             1997
                                  ----------------  ---------------  ---------------  ---------------  ---------------
                                             % of             % of             % of             % of             % of
                                           Category         Category         Category         Category         Category
                                           to Gross         to Gross         to Gross         to Gross         to Gross
                                   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                                  -------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                                 (Dollars in thousands)
Commercial                        $ 66,246   42.32% $37,896   44.30% $20,454   39.23% $15,758   38.54% $12,226   42.01%
Term real estate--commercial        19,872   31.20%  15,844   26.88%   8,821   30.67%   4,631   31.37%   3,908   29.07%
                                  --------  ------  -------  ------  -------  ------  -------  ------  -------  ------
   Total commercial                 86,118   73.52%  53,740   71.18%  29,275   69.90%  20,389   69.91%  16,134   71.08%
Real estate construction and land    9,904   16.50%  10,935   18.48%   5,590   18.44%   4,047   16.82%   2,536   14.20%
Real estate other                    6,010    5.46%   1,866    4.59%   2,239    5.42%   1,639    5.72%   1,357    5.40%
Consumer and other                   2,238    4.53%   5,732    5.75%   4,214    6.24%   3,056    7.55%   2,173    9.32%
                                  --------  ------  -------  ------  -------  ------  -------  ------  -------  ------
Total allocated                    104,270           72,273           41,318           29,131           22,200
Unallocated                         20,474           19,134           13,141            9,458            9,477
                                  --------  ------  -------  ------  -------  ------  -------  ------  -------  ------
   Total                          $124,744  100.00% $91,407  100.00% $54,459  100.00% $38,589  100.00% $31,677  100.00%
                                  ========  ======  =======  ======  =======  ======  =======  ======  =======  ======

   At December 31, 2001, the allowance for loan losses was $124.7 million, consisting of a $104.3 million allocated allowance and a $20.5 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

    . The current business cycle and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

    . Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

    .  The results of bank regulatory examinations.

   During the fourth quarter of 2001, we continued to review all significant areas of our credit portfolio and while there continues to be pressure on the Bay Area's real estate economy, we are not seeing systemic deterioration in our real estate portfolio. The majority of our fourth quarter 2001 charge-offs were related to our syndicated credit and venture banking loan portfolios, which we continue to monitor closely. While we continue to effectively manage the credit risk in these two portfolios, we felt it prudent to increase our loan loss provision by approximately $21.0 million ($12.0 million net of tax) and allocate the majority of the increase to these business areas. Should the economy recover and the credit outlook for these businesses improve, we would adjust our allowance for loan losses to recognize the changing economic environment.

  Deposits

   We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.0 billion at December 31, 2001, an increase of 5.0% compared to deposits of $4.8 billion at December 31, 2000. In 2001, due to economic pressures on our clients' cash reserves, we saw a decline in our core deposits. To counter this trend, we increased our use of brokered deposit during 2001. In 2000, deposits increased 27.1% from $3.7 billion at December 31, 1999. During 2001, the increase in deposits was primarily due to the continued marketing efforts directed at commercial business clients in our market areas. While we continue to anticipate deposit growth, we do not expect the growth rate experienced during the year 2000 and 1999 to continue. For 2002, we target a deposit growth rate of 5% to 10%.

   In this economic environment, we believe our clients are more likely to utilize deposits and cash-on-hand rather than other funding sources. This is particularly evidenced in our venture banking unit, as our business clients focus more on managing current operations rather than business expansion, which has resulted in a reduction in their borrowing needs. The economic slowdown has also impacted our Trust unit as the general market conditions have reduced investments in our money market accounts.

   Our noninterest-bearing demand deposit accounts decreased 15.9% to $954.0 million at December 31, 2001, compared to $1.1 billion a year earlier.

   Money market deposit accounts ("MMDA"), negotiable order of withdrawal accounts ("NOW") and savings accounts were $2.3 billion at year-end 2001, a decrease of 2.9% from $2.3 billion at December 31, 2000. MMDA, NOW and savings accounts were 45.7% of total deposits at December 31, 2001, as compared to 49.4% at December 31, 2000.

   Time certificates of deposit totaled $1.8 billion, or 35.2% of total deposits, at December 31, 2001, compared to $1.3 billion, or 26.7% of total deposits, at December 31, 2000.

   As of December 31, 2001 and 2000, we had $686.6 million and $161.6 million, respectively in brokered deposits outstanding.

  Borrowings

   Borrowings as of December 31, 2001 and 2000 was $2.1 billion and $463.3 million respectively. At December 31, 2001 borrowings consisted of securities sold under agreements to repurchase, FHLB advances, advances under credit lines, and other notes payable. The growth in the borrowing during 2001 was a result of our loan growth exceeding deposit gathering activities and the wholesale funding strategy. Note 11 of Notes to Consolidated Financial Statements provides the amounts outstanding, the short and long term classification, borrowings outstanding during the year and the general terms of these borrowings.

  Liquidity and Cash Flow

   The objective of our liquidity management is to maintain each Bank's ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs. We must manage its liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks can utilize brokered deposit lines, sell securities under agreements to repurchase, obtain FHLB advances or purchase overnight Federal Funds.

   Greater Bay is a company separate and apart from the Banks. It must provide for its own liquidity and therefore meet its debt service obligations and fund its operations. Substantially all of Greater Bay's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks and their subsidiaries. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Greater Bay. At December 31, 2001, the Banks had approximately $106.5 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet its ongoing cash obligations. At December 31, 2001, Greater Bay had existing credit facilities under which it may borrow up to $75.0 million. As of December 31, 2001, Greater Bay did not have any material commitments for capital expenditures. On December 18, 2001, Greater Bay signed a definitive merger agreement with ABD. Under this agreement, Greater Bay will issue convertible preferred stock and cash of approximately $57.5 million upon completion of the merger. Greater Bay has the ability to fund the acquisition of ABD using cash on hand and existing or replacement lines of credit.

   Net cash provided by operating activities, consisting primarily of net income, totaled $128.6 million for 2001, $120.7 million for 2000 and $65.2 million for 1999. Cash used for investing activities totaled $2.4 billion in 2001, $1.5 billion in 2000 and $910.6 million in 1999. The funds used for investing activities primarily represent increases in loans and investment securities for each year reported.

   For the year ended December 31, 2001, net cash provided by financing activities was $2.0 billion, compared to $1.4 billion in 2000 and $890.6 million in 1999. Historically, our primary financing activity has been through deposits. In 2001, 2000 and 1999, deposit gathering activities generated cash of $240.0 million, $1.1 billion and $867.5 million, respectively. This represents a total of 12.1%, 70.3% and 97.3% of the financing cash flows for 2001, 2000 and 1999, respectively. The 2001 increase in financing activities other than deposits are a result of our loan growth exceeding deposit gathering activities and the wholesale funding strategy which combined to result in a $1.6 billion increase in borrowings and the issuance of Trust Preferred Securities of $118.5 million in 2001. (see "--Capital Resources", below).

  Capital Resources

   Shareholders' equity at December 31, 2001 increased to $463.7 million from $385.9 million at December 31, 2000 and from $306.1 million at December 31, 1999. Greater Bay paid dividends of $0.43, $0.35 and $0.24 per share in December 31, 2001, 2000 and 1999, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

   In 2001 and 2000, Greater Bay completed Trust Preferred Securities offerings in the aggregate amounts of $118.5 million and $50.5 million, respectively, to enhance our regulatory capital base and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2001, $158.2 million of the total Trust Preferred Securities qualify as Tier I Capital and $59.8 million of the Trust Preferred Securities qualify as Tier II Capital.

   During 2001, we formed and funded CNB Investment Trust I ("CNBIT I") and CNB Investment Trust II ("CNBIT II"), both of which are Maryland real estate investment trusts. CNBIT I and CNBIT II provides Cupertino National Bank with flexibility in raising capital. During 2001, Cupertino National Bank sold 15,000 shares of the 12% Series B Preferred Stock of CNBIT II for $15.0 million (See Note 10 of the Consolidated Financial Statements for further information regarding this transaction).

   On March 23, 2000, Greater Bay completed a private offering of 648,648 shares of common stock to institutional investors. Proceeds from the offering were $12,000,000 less placement agent's fees of $514,000. On December 22, 1999, Greater Bay completed a private offering of 1,070,000 shares of common stock to institutional investors. Proceeds from the offering were $19,795,000 less placement agent's fees of $834,000. Greater Bay used the net proceeds from both offerings for general corporate purposes.

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

   At December 31, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although most banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

   Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at December 31, 2001 and the two highest levels recognized under these regulations are as follows:

                                             Tier 1         Total
                                 Leverage  risk-based    risk-based
                                  ratio   capital ratio capital ratio
                                 -------- ------------- -------------
          Greater Bay Bancorp      8.01%      10.49%        12.79%
          Well-capitalized         5.00%       6.00%        10.00%
          Adequately capitalized   4.00%       4.00%         8.00%

   Our leverage ratio was 8.01% at December 31, 2001, compared to 8.79% at December 31, 2000. At December 31, 2001, our risk-based capital ratios were 10.49% for Tier 1 risk-based capital and 12.79% for total risk-based capital, compared to 9.57% and 10.87%, respectively, as of December 31, 2000.

   In addition, at December 31, 2001, each of the Banks, had levels of capital that exceeded the well-capitalized guidelines. For additional information on each Banks and our capital levels and capital ratios, see Note 19 of Notes to Consolidated Financial Statements.

  Quantitative and Qualitative Disclosures about Market Risk

   Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and its allowance for loan losses. See "--Allowance for Loan Losses" herein.

   Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by our Management Asset & Liability Committee ("ALCO"), which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

   Our exposure to interest rate risk is reviewed on at least a quarterly basis by the Board ALCO and the Management ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

   In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging at approximately 31/2 years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized interest rate swaps and caps to manage the interest rate risk of certain long term debt instruments and deposit liabilities. When these derivative instruments were acquired, they were not an "ineffective hedge" and were accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133 and 138"). During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. As a result, upon derecognition of these hedges, we recorded a $191,000 loss to other income on these instruments. Subsequent to derecognition, we recorded a gain of $826,000 on the appreciation of these instruments.

  Market Value of Portfolio Equity

   Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of our assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of December 31, 2001.

                                                   Projected change
                                    Net portfolio ------------------
           Change in interest rates     value     Dollars  Percentage
           ------------------------ ------------- -------  ----------
                                         (Dollars in thousands)
           100 basis point rise      $1,037,277   $(8,750)   -0.84%
           Base scenario              1,046,027        --       --
           100 basis point decline    1,037,455    (8,571)   -0.82%

   The preceding table indicates that as of December 31, 2001 an immediate and sustained 100 basis point decrease in interest rates would decrease our net portfolio value by less than 1%. The foregoing analysis attributes significant value to our non-interest-bearing deposit balances.

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

   The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of December 31, 2001, the analysis indicates that our net interest income for the next 12 months would increase 2.5% if rates increased 100 basis points, and decrease by 3.7% if rates decreased 100 basis points.

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

   The following table shows interest sensitivity gaps for different intervals as of December 31, 2001:

                                                                                                               Total
                       Immediate    2 days To   7 months to  1 Year to   4 years to More than   Total rate   non-rate
                       or one day   6 months     12 months    3 years     5 years    5 years    sensitive    sensitive
                       ----------  -----------  -----------  ----------  ---------- ----------  ----------  -----------
                                                                  (Dollars in thousands)
Assets:
Cash and due from
 banks                 $       --  $     2,381  $        --  $       --   $     --  $       --  $    2,381  $ 187,023.0
Short term investments     26,000           --           --          --         --          --      26,000           --
Investment securities      89,840      482,884      439,502     970,000    305,070     680,333   2,967,629        3,300
Loans                   2,172,444      842,802      245,623     628,570    472,046     134,236   4,495,721           --
Loan losses/unearned
 fees                          --           --           --          --         --          --          --     (124,744)
Other assets                   --           --           --          --         --          --          --      320,044
                       ----------  -----------  -----------  ----------   --------  ----------  ----------  -----------
    Total assets       $2,288,284  $ 1,328,067  $   685,125  $1,598,570   $777,116  $  814,569  $7,491,731  $   385,623
                       ==========  ===========  ===========  ==========   ========  ==========  ==========  ===========

Liabilities And Equity:
Deposits               $2,280,119  $ 1,410,392  $   265,374  $   62,375   $  4,919  $   12,903  $4,036,082  $ 953,989.0
Other borrowings            8,234      928,203      495,145     605,247     57,558       1,509   2,095,896           --
Trust preferred
 securities                    --           --           --          --         --     218,000     218,000           --
Other liabilities              --           --           --          --         --          --          --       94,403
Shareholders' equity           --           --           --          --         --          --          --      478,684
                       ----------  -----------  -----------  ----------   --------  ----------  ----------  -----------
Total liabilities and
 equity                $2,288,353  $ 2,338,595  $   760,519  $  667,622   $ 62,477  $  232,412  $6,349,978  $ 1,527,076
                       ==========  ===========  ===========  ==========   ========  ==========  ==========  ===========
Gap                    $      (69) $(1,010,528) $   (75,394) $  930,948   $714,639  $  582,157  $1,141,753  $(1,141,453)
Cumulative Gap         $      (69) $(1,010,597) $(1,085,991) $ (155,043)  $559,596  $1,141,753  $1,141,753  $        --
Cumulative Gap/total
 assets                      0.00%      -12.83%      -13.79%      -1.97%      7.10%      14.49%      14.49%        0.00%


                         Total
                       ----------

Assets:
Cash and due from
 banks                 $  189,404
Short term investments     26,000
Investment securities   2,970,929
Loans                   4,495,721
Loan losses/unearned
 fees                    (124,744)
Other assets              320,044
                       ----------
    Total assets       $7,877,354
                       ==========

Liabilities And Equity:
Deposits               $4,990,071
Other borrowings        2,095,896
Trust preferred
 securities               218,000
Other liabilities          94,403
Shareholders' equity      478,684
                       ----------
Total liabilities and
 equity                $7,877,054
                       ==========
Gap                    $      300
Cumulative Gap         $       --
Cumulative Gap/total
 assets                      0.00%

   The foregoing table indicates that we had a one year cumulative negative gap of $(1.1) billion, or (13.8)% of total assets, at December 31, 2001. In theory, this would indicate that at December 31, 2001, $1.1 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

   Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as its noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the Gap analysis. In fact we expect to experience higher net interest income when rates rise, opposite what is indicated by the Gap analysis. Therefore management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

  Pending Transaction

   On December 18, 2001, we signed a definitive merger agreement with ABD Insurance and Financial Services, Inc. ("ABD"). ABD is the largest independently owned insurance brokerage and employee benefits consulting organization in the western United States. We will issue shares of a new series of convertible preferred stock and cash in a tax-free reorganization for an estimated present value of approximately $193.6 million. That amount includes an initial payment on consummation of the merger of $130 million in convertible preferred stock and cash, and an additional $63.6 million in convertible preferred stock (or common stock in certain instances) and cash subject to ABD meeting specified performance goals in 2002, 2003, 2004, and 2005. The merger, which will be accounted for as a purchase, is expected to be completed in the first quarter of 2002. ABD has over $1.0 billion of insurance premiums serviced and in excess of $100 million in revenue for the 11 month period ended December 31, 2001. Consummation of the acquisition is subject to the receipt of certain regulatory approvals and approval of ABD's shareholders.

  Recent Accounting Developments

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

   The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Our definitive merger agreement with SJNB Financial Corp. was signed on June 25, 2001, before the required implementation date, and therefore SFAS No. 141 required us to account for that merger as a pooling of interests, since all the criteria for pooling were met.

   As a portion of our business strategy is to pursue acquisition opportunities so as to expand our market presence and maintain growth levels, the change in accounting could have a negative impact on our ability to realize those business strategies. As SFAS No. 141 has recently been released, the impact of these changes has yet to be fully determined.

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

   Based on our current level of intangible assets the impact of this standard is not expected to be significant.

   Selected Loan Loss Allowance Methodology and Documentation Issues
   -----------------------------------------------------------------

   A Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB No. 102") was released on July 10, 2001. It expresses the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, Accounting for Loan Losses by Registrants Engaged in Lending Activities, for determining allowances for loan and lease losses in accordance with general accepted accounting principles. In particular, SAB No. 102 focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. We have a systematic methodology for determining an appropriate allowance for loan losses, consistently followed and supported by written documentation and policies and procedures. None-the-less, in light of SAB No. 102, our methodology and documentation is currently in the process of review. However, any resulting changes are not expected to have a material impact on the financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    As of December 31,
                                                                                  ----------------------
                                                                                     2001       2000*
                                                                                  ----------  ----------
                                                                                  (Dollars in thousands)
                                   A S S E T S
                                   -----------
Cash and due from banks                                                           $  189,404  $  291,605
Federal funds sold                                                                    26,000     145,240
Other short term securities                                                               --      39,130
                                                                                  ----------  ----------
     Cash and cash equivalents                                                       215,404     475,975
Investment securities:
    Available for sale, at fair value                                              2,863,009     688,332
    Held to maturity, at amortized cost (fair value 2001: $0 2000: $381,701)              --     371,349
    Other securities                                                                 107,621      31,383
                                                                                  ----------  ----------
     Investment securities                                                         2,970,630   1,091,064
Total loans:
    Commercial                                                                     1,909,056   1,807,117
    Term real estate--commercial                                                   1,407,300   1,096,576
                                                                                  ----------  ----------
     Total commercial                                                              3,316,356   2,903,693
    Real estate construction and land                                                744,127     753,936
    Real estate other                                                                246,117     187,173
    Consumer and other                                                               204,483     234,721
    Deferred loan fees and discounts                                                 (15,362)    (14,787)
                                                                                  ----------  ----------
     Total loans, net of deferred fees                                             4,495,721   4,064,736
    Allowance for loan losses                                                       (124,744)    (91,407)
                                                                                  ----------  ----------
     Total loans, net                                                              4,370,977   3,973,329
Property, premises and equipment, net                                                 48,883      39,304
Interest receivable and other assets                                                 271,160     238,483
                                                                                  ----------  ----------
       Total assets                                                               $7,877,054  $5,818,155
                                                                                  ==========  ==========
       L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
       ----------------------------------------------------------------
Total deposits                                                                    $4,990,071  $4,750,404
Borrowings                                                                         2,095,896     463,267
Other liabilities                                                                     94,403     119,036
                                                                                  ----------  ----------
     Total liabilities                                                             7,180,370   5,332,707
                                                                                  ----------  ----------
Company obligated mandatorily redeemable cumulative trust preferred securities of
 subsidiary trusts holding solely junior subordinated debentures                     218,000      99,500
Preferred stock of real estate investment trust subsidiaries of the Banks             15,000          --
Commitments and contingencies

Shareholders' Equity:
Preferred stock, no par value: 4,000,000 shares authorized; none issued                   --          --
Common stock, no par value: 80,000,000 shares authorized; 49,831,682 and
 48,748,713 shares issued and outstanding as of December 31, 2001 and 2000,
 respectively                                                                        206,294     196,121
Accumulated other comprehensive gain (loss)                                            3,967      (6,035)
Retained earnings                                                                    253,423     195,862
                                                                                  ----------  ----------
     Total shareholders' equity                                                      463,684     385,948
                                                                                  ----------  ----------
       Total liabilities and shareholders' equity                                 $7,877,054  $5,818,155
                                                                                  ==========  ==========

--------
* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.


                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years ended December 31,
                                                            --------------------------------
                                                               2001       2000*      1999*
                                                             --------    --------  --------
                                                            (Dollars in thousands, except pe
                                                                     share amounts)
Interest Income
Interest on loans                                           $375,551    $335,699   $233,307
Interest on investment securities:
   Taxable                                                   120,491      62,250     42,081
   Tax--exempt                                                 7,455       9,632      7,305
                                                             --------    --------  --------
     Total interest on investment securities                 127,946      71,882     49,386
Other interest income                                          3,744      16,058     15,941
                                                             --------    --------  --------
     Total interest income                                   507,241     423,639    298,634
                                                             --------    --------  --------
Interest Expense
Interest on deposits                                         132,655     146,269     98,588
Interest on long term borrowings                              15,158       1,203      4,531
Interest on other borrowings                                  38,419      10,578      3,390
                                                             --------    --------  --------
     Total interest expense                                  186,232     158,050    106,509
                                                             --------    --------  --------
     Net interest income                                     321,009     265,589    192,125
Provision for loan losses                                     54,727      28,821     14,901
                                                             --------    --------  --------
     Net interest income after provision for loan losses     266,282     236,768    177,224
                                                             --------    --------  --------
Other Income
Service charges and other fees                                10,602       9,661      8,975
Loan and international banking fees                            8,856       8,162      4,275
Trust fees                                                     3,610       3,450      2,990
ATM network revenue                                            2,887       2,891      2,682
Gain on sale of loans                                          3,241       2,190      2,058
Gain (loss) on sale of investments, net                        6,304        (521)       (46)
Warrant income, net                                              581      12,986     14,508
Other income                                                   8,761       8,312      9,403
                                                             --------    --------  --------

     Total                                                 44,842   47,131   44,845
                                                         -------- -------- --------
Operating Expenses
Compensation and benefits                                  89,699   73,966   65,668
Occupancy and equipment                                    27,756   23,192   18,999
Dividends paid on Trust Preferred Securities               13,724    7,842    4,201
Merger and other related nonrecurring costs                29,249   33,526   10,818
Contribution to the Foundation and related expenses, net       --       --   12,160
Other expenses                                             44,412   34,544   32,461
                                                         -------- -------- --------
     Total operating expenses                             204,840  173,070  144,307
                                                         -------- -------- --------
     Net income before provision for income taxes         106,284  110,829   77,762
Provision for income taxes                                 26,468   43,665   26,461
                                                         -------- -------- --------
     Net income                                          $ 79,816 $ 67,164 $ 51,301
                                                         ======== ======== ========
Net income per share--basic**                            $   1.61 $   1.40 $   1.15
                                                         ======== ======== ========
Net income per share--diluted**                          $   1.57 $   1.33 $   1.09
                                                         ======== ======== ========

--------
 *  Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.
**  Restated to reflect 2-for-1 stock split effective on October 4, 2000.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                      Years ended December 31,
                                                                                     --------------------------
                                                                                      2001     2000*    1999*
                                                                                     -------  -------  --------
                                                                                       (Dollars in thousands)
Net income                                                                           $79,816  $67,164  $ 51,301
                                                                                     -------  -------  --------
Other comprehensive income:
   Unrealized gains on securities:
       Unrealized holding gains (losses) arising during period (net of taxes of
         $9,691, $3,960 and $(9,659) for the years ended December 31,
         2001, 2000 and 1999, respectively)                                           13,860    5,664   (13,814)
       Less: reclassification adjustment for gains (losses) included in net income (net of taxes of $(2,594), $214 and $19 for the years ended
         December 31, 2001, 2000 and 1999, respectively)                              (3,710)     307        27
                                                                                     -------  -------  --------
   Net change                                                                         10,150    5,971   (13,787)
   Cash flow hedge:
       Change in market value of hedge during the period (net of taxes of
         $(131), $(908) and $1,424 for the years ended December 31, 2001,
         2000 and 1999, respectively)                                                   (187)  (1,298)    2,037
       Less: reclassification adjustment for swap settlements in net income
         (net of taxes of $(50), $(41) and $101 for the years ended
         December 31, 2001, 2000 and 1999, respectively)                                 (73)     (58)      144
       Loss recognized on derecognition of derivative instruments as cash
         flow hedge                                                                      112       --        --
                                                                                     -------  -------  --------
   Net change                                                                           (148)  (1,356)    2,181
       Other comprehensive income (loss)                                              10,002    4,615   (11,606)
                                                                                     -------  -------  --------
          Comprehensive income                                                       $89,818  $71,779  $ 39,695
                                                                                     =======  =======  ========

--------
* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the years ended December 31, 2001, 2000 and 1999

                                                                                      Accumulated
                                                                   Common stock          other                   Total
                                                               --------------------  comprehensive Retained  shareholders'
                                                               Shares **    Amount   income/(loss) earnings     equity
                                                               ----------  --------  ------------- --------  -------------
                                                                    (Dollars in thousands, except per share amounts)
Greater Bay Bancorp, prior to pooling                          19,552,274  $ 60,602    $     48    $ 55,490    $116,140
Shares issued to, and retained earnings of, acquired entities:
   Bay Area Bancorp                                             2,709,943     5,376          (2)      6,614      11,988
   Bay Commercial Services                                      1,474,179     3,671          (7)      6,509      10,173
   Mt. Diablo Bancshares                                        2,315,633     8,592           3         311       8,906
   Coast Bancorp                                                5,978,185    20,066         693       4,354      25,113
   Bank of Santa Clara                                          3,877,680    17,003          --       7,878      24,881
   Bank of Petaluma                                             1,531,516     7,854         315       3,044      11,213
   SJNB Financial Corp.                                         6,437,340    19,943         (94)     23,173      43,022
                                                               ----------  --------    --------    --------    --------
    Balance, December 31, 1998, restated to reflect pooling
     of interests                                              43,876,750   143,107         956     107,373     251,436
Net income                                                             --        --          --      51,301      51,301
Other comprehensive loss, net of taxes                                 --        --     (11,606)         --     (11,606)
Stock options exercised, including related tax benefits         1,205,378     6,282          --         (59)      6,223
Stock issued in Employee Stock Purchase Plan                       83,302     1,031          --          --       1,031
401(k) employee stock purchases                                    76,010     1,205          --          --       1,205
Stock issued in Dividend Reinvestment Plan                         26,668       383          --          --         383
Stock retired by SJNB Financial Corp.                            (273,000)   (3,389)         --        (522)     (3,911)
Pacific Business Funding Corporation distribution                      --        --          --         (40)        (40)
Stock issued through private placement                          1,179,200    20,761          --          --      20,761
Cash dividend $0.24 per share***                                       --        --          --     (10,669)    (10,669)
                                                               ----------  --------    --------    --------    --------
    Balance, December 31, 1999*                                46,174,308   169,380     (10,650)    147,384     306,114
Net income                                                             --        --          --      67,164      67,164
Other comprehensive income, net of taxes                               --        --       4,615          --       4,615
Stock options exercised, including related tax benefits         1,731,594    11,309          --          --      11,309
Stock issued in Employee Stock Purchase Plan                       93,356     1,538          --          --       1,538
401(k) employee stock purchases                                    82,015     1,982          --          --       1,982
Stock issued in Dividend Reinvestment Plan                         18,792       465          --          --         465
Stock issued through private placement                            648,648    11,476          --          --      11,476
Cash paid in-lieu of fractional shares                                 --       (29)         --          --         (29)
Cash dividend $0.39 per share***                                       --        --          --     (18,686)    (18,686)
                                                               ----------  --------    --------    --------    --------
    Balance, December 31, 2000*                                48,748,713   196,121      (6,035)    195,862     385,948
                                                               ----------  --------    --------    --------    --------
Net income                                                             --        --          --      79,816      79,816
Other comprehensive income, net of taxes                               --        --      10,002          --      10,002
Stock options exercised, including related tax benefits           950,110     8,471          --          --       8,471
Restricted stock grants                                            58,000        --          --          --          --
Stock issued in Employee Stock Purchase Plan                      114,860     2,521          --          --       2,521
Stock issued in Dividend Reinvestment Plan                         25,179       648          --          --         648
Stock issued in purchase accounting transaction                    44,820     1,376          --          --       1,376
Stock retired by Greater Bay Bancorp                             (110,000)   (2,830)         --          --      (2,830)
Cash paid in-lieu of fractional shares                                 --       (13)         --          --         (13)
Cash dividend $0.45 per share***                                       --        --          --     (22,255)    (22,255)
                                                               ----------  --------    --------    --------    --------
    Balance, December 31, 2001                                 49,831,682  $206,294    $  3,967    $253,423    $463,684
                                                               ==========  ========    ========    ========    ========

--------
* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

** Restated to reflect 2-for-1 stock split effective on October 4, 2000.

*** Excluding dividends paid by Greater Bay's subsidiaries prior to the completion of their mergers with Greater Bay, Greater Bay paid dividends of $0.43, $0.35, and $0.24 per share for the years ended December 31, 2001, 2000, and 1999, respectively.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                            -----------------------------------
                                                                               2001         2000*       1999*
                                                                            -----------  -----------  ---------
                                                                                   (Dollars in thousands)
Cash flows--operating activities
Net income                                                                  $    79,816  $    67,164  $  51,301
Reconcilement of net income to net cash from operations:
  Provision for loan losses                                                      58,547       47,826     17,646
  Depreciation and amortization                                                  15,228       14,540      8,461
  Deferred income taxes                                                         (13,565)     (13,601)    (6,661)
  (Gain) loss on sale of investments, net                                        (6,304)         521         46
  Gain on sale of building                                                           --           --       (490)
  Proceeds from loan sales                                                       16,200           --     74,420
  Originations of loans held for sale                                                --           --    (74,514)
  Changes in:
   Accrued interest receivable and other assets                                   6,064      (54,502)   (34,809)
   Accrued interest payable and other liabilities                               (28,063)      59,016     25,428
   Deferred loan fees and discounts, net                                            663          746      4,505
                                                                            -----------  -----------  ---------
      Operating cash flows, net                                                 128,586      121,710     65,333
                                                                            -----------  -----------  ---------
Cash flows--investing activities
Maturities and partial paydowns on investment securities:
  Held to maturity                                                               18,627      125,433    103,567
  Available for sale                                                            295,689       87,882    120,176
Purchase of investment securities:
  Held to maturity                                                                   --     (246,226)  (132,374)
  Available for sale                                                         (2,344,828)    (269,000)  (255,263)
  Other securities                                                              (77,970)      (5,051)   (13,664)
Proceeds from sale of available for sale securities                             262,856       79,556     53,471
Loans, net                                                                     (458,240)    (934,438)  (767,981)
Loans acquired from business acquisition                                        (14,671)    (274,292)        --
Payment for business acquisition                                                 (8,668)      (6,500)        --
Cash acquired in business acquisition                                               517       10,498
Purchase of property, premises and equipment                                    (31,761)     (11,973)   (12,068)
Sale of banking building                                                             --        5,502      2,637
Sale of other real estate owned                                                     259          224         --
Purchase of insurance policies                                                   (8,811)     (21,819)    (9,206)
                                                                            -----------  -----------  ---------
      Investing cash flows, net                                              (2,367,001)  (1,460,204)  (910,705)
                                                                            -----------  -----------  ---------
Cash flows--financing activities
Net change in deposits                                                          239,667    1,013,783    867,270
Net change in other borrowings--short term                                    1,570,673      196,381     10,217
Proceeds from other borrowings--long term                                        83,200      126,309      2,015
Principal repayment--long term borrowings                                       (21,501)     (10,000)    (3,775)
Proceeds from company obligated mandatorily redeemable preferred securities
  of subsidiary trusts holding solely junior subordinated debentures            118,500       50,500         --
Proceeds from sale of common stock                                               12,390       26,222     29,408
Repurchase of common stock                                                       (2,830)          --     (3,911)
Cash dividends                                                                  (22,255)     (18,686)   (10,668)
                                                                            -----------  -----------  ---------
Financing cash flows, net                                                     1,977,844    1,384,509    890,556
                                                                            -----------  -----------  ---------
Net change in cash and cash equivalents                                        (260,571)      46,015     45,184
Cash and cash equivalents at beginning of period                                475,975      429,960    384,776
                                                                            -----------  -----------  ---------
      Cash and cash equivalents at end of period                            $   215,404  $   475,975  $ 429,960
                                                                            ===========  ===========  =========
Cash flows--supplemental disclosures
Cash paid during the period for:
  Interest                                                                  $   172,863  $   162,283  $ 116,212
                                                                            ===========  ===========  =========
  Income taxes                                                              $    80,557  $    26,384  $  24,690
                                                                            ===========  ===========  =========
Non-cash transactions:
  Additions to other real estate owned                                      $     3,147  $        --  $      --
                                                                            ===========  ===========  =========
  Transfer of appreciated securities to the Greater Bay
   Bancorp Foundation                                                       $        --  $     7,200  $     560
                                                                            ===========  ===========  =========

--------
* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling of interests basis.

                See notes to consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2001, 2000 and 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

   Greater Bay Bancorp ("Greater Bay", on a parent-only basis, and "we" or "our", on a consolidated basis) is a bank holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank.

   We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

   We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville.

   We have participated in nine acquisitions during the three-year period ended December 31, 2001, as described in Note 2, Notes To Consolidated Financial Statements. With the exception of the acquisitions with The Matsco Companies, Inc. and CAPCO Financial Company, Inc. ("CAPCO") all of these acquisitions were accounted for as a pooling-of-interests and, accordingly, all our financial information for the periods prior to the acquisitions has been restated as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions with The Matsco Companies, Inc. and CAPCO were accounted for using the purchase accounting method and accordingly both company's results of operations have been included in the consolidated financial statements since the date of acquisition.

  Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of Greater Bay and its subsidiaries and its operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2001 presentation. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and agency securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. The Banks are required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of their deposit accounts. At December 31, 2001, the required combined reserves totaled approximately $17.5 million.

  Investment Securities

   We classify our investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities classified as held to maturity are reported at amortized cost; available for sale securities are reported at fair value with net unrealized gains and losses reported, net of taxes, as a component of shareholders' equity. We do not have any trading securities.

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

   Required investments in Federal Reserve Bank and FHLB stocks for the Banks and investments in venture funds are classified as other securities and are recorded at cost.

  Loans

   Loans held for investment are carried at amortized cost. Our loan portfolio consists primarily of commercial and real estate loans generally collateralized by first and second deeds of trust on real estate as well as business assets and personal property.

   Interest income is accrued on the outstanding loan balances using the interest method proscribed in the loan agreement. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days unless the loan is well secured and in the process of collection. Loans are also placed on nonaccrual status when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is generally reversed and amortization of deferred loan fees is discontinued. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

   We charge loan origination and commitment fees. Net loan origination fees and costs are deferred and amortized to interest income over the life of the loan, using the effective interest method. Loan commitment fees are amortized to interest income over the commitment period.

   When a loan is sold, unamortized fees and capitalized direct costs are recognized in the consolidated statements of operations. Other loan fees and charges representing service costs for the repayment of loans, for delinquent payments or for miscellaneous loan services are recognized when earned.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Sale and Servicing of Small Business Administration Loans

   We originate loans to customers under Small Business Administration ("SBA") programs that generally provide for SBA guarantees of 70% to 90% of each loan. We generally sell the guaranteed portion of the majority of the loans to an investor and retain the unguaranteed portion and servicing rights in our own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

   Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method.

  Accounting for Direct Financing Leases

   Lease contracts are categorized as direct financing leases for financial reporting purposes if they conform to the definition of direct financing leases set out in statement of SFAS No. 13 "Accounting for Leases". At the time a leasing transaction is executed, we record on our balance sheet the gross lease receivable, estimated residual value of leased equipment, and unearned lease income. Unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Unearned lease income is recognized as leasing income over the term of the lease so as to reflect an approximate constant periodic rate of return on the net investment in the lease.

  Allowance for Loan Losses

   In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, 1) the present value of expected cash flows at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral of the loan. Large groups of smaller-balance homogenous loans such as credit cards, residential mortgage, consumer installment loans and certain small business loans are collectively evaluated for impairment. Income recognition on impaired loans conforms to the method we use for income recognition on nonaccrual loans.

   The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. We have a systematic methodology for determining an appropriate allowance for loan losses. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.

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

  Goodwill and Other Intangible Assets

   Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 "Goodwill and Other Intangible Assets," ("SFAS No. 142") was amortized straight-line over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition of and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment. The standard is applicable for fiscal years commencing after December 15, 2001. During first quarter 2002 we will perform the required impairment tests of goodwill and indefinite-lived intangible assets. We do not expect these tests to have a material effect on our financial conditions or results of operations.

  Income Taxes

   Deferred incomes taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

  Derivatives and Hedging Activities

   All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a hedge of a forecasted transaction or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

                     GREATER BAY BANCORP AND SUBSIDIARIES

   We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

   When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In these situations where hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. All gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon the discontinuance of hedge accounting.

  Earnings Per Share and Share Amounts

   Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options.

   All outstanding and weighted average share amounts presented in this report have been restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

  Comprehensive Income

   In accordance with SFAS No. 130, "Reporting Comprehensive Income", we classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The after tax changes to the balances of accumulated other comprehensive income are as follows:

                                                                  Accumulated
                                         Unrealized                  other
                                      gains / (losses) Cash flow comprehensive
                                       on securities    hedges   income (loss)
                                      ---------------- --------- -------------
                                               (Dollars in thousands)
  Balance--December 31, 1998              $  1,633      $  (677)   $    956
     Other comprehensive income 1999       (13,787)       2,181     (11,606)
                                          --------      -------    --------
  Balance--December 31, 1999               (12,154)       1,504     (10,650)
     Other comprehensive income 2000         5,971       (1,356)      4,615
                                          --------      -------    --------
  Balance--December 31, 2000                (6,183)         148      (6,035)
     Other comprehensive income 2001        10,150         (148)     10,002
                                          --------      -------    --------
  Balance--December 31, 2001              $  3,967      $    --    $  3,967
                                          ========      =======    ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Segment Information

   In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") we use the "management approach" for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

NOTE 2--BUSINESS COMBINATIONS

  Pooling-of-Interests Accounting Transactions

   On October 23, 2001, SJNB Financial Corp. the holding company of San Jose National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of SJNB Financial Corp. were converted into an aggregate of approximately 6,944,000 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with SJNB Financial Corp. on a pooling-of-interests basis.

   On October 13, 2000, Bank of Petaluma merged with and into DKSS Corp., as a result of which, Bank of Petaluma became a wholly owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Bank of Petaluma were converted into an aggregate of approximately 1,667,000 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bank of Petaluma on a pooling-of-interests basis.

   On July 21, 2000, Bank of Santa Clara merged with and into GBB Merger Corp., as a result of which, Bank of Santa Clara became a wholly owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Bank of Santa Clara were converted into an aggregate of 4,002,000 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bank of Santa Clara on a pooling-of-interests basis.

   On May 18, 2000, Coast Bancorp, the holding company of Coast Commercial Bank, was merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Coast Bancorp were converted into an aggregate of approximately 6,140,000 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Coast Bancorp on a pooling-of-interests basis.

   On January 31, 2000, Mt. Diablo Bancshares, the former holding company of Mt. Diablo National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Mt. Diablo Bancshares were converted into an aggregate of 2,790,998 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Mt. Diablo Bancshares on a pooling-of-interests basis.

   On January 5, 2000, Saratoga Bancorp, the parent of Saratoga National Bank, merged with and into SJNB Financial Corp. Upon consummation of the merger, the outstanding shares of Saratoga Bancorp were converted into an aggregate of 1,174,249 shares of SJNB Financial Corp's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Saratoga Bancorp on a pooling-of-interests basis.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   On October 15, 1999, Bay Commercial Services, the parent of Bay Bank of Commerce, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Bay Commercial Services were converted into an aggregate of 1,814,480 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bay Commercial Services on a pooling-of-interests basis.

   On May 21, 1999, Bay Area Bancshares, the former holding company of Bay Area Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Bay Area Bank were converted into an aggregate of 2,798,642 shares of Greater Bay's common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bay Area Bancshares on a pooling-of-interests basis.

   In all mergers, certain reclassifications were made to conform to the our financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

                        SJNB Financial Corp   Bank of Petaluma      Bank of Santa Clara
                         nine months ended    nine months ended      six months ended
                        September 30, 2001   September 30, 2000        June 30, 2000
                        ------------------- --------------------- -----------------------
                                             (Dollars in thousands)
Net interest income:
   Greater Bay Bancorp       $207,739             $154,013                $89,047
   Acquired entity             25,378                7,101                 10,195
                             --------             --------                -------
     Combined                $233,117             $161,114                $99,242
                             ========             ========                =======
Net income:
   Greater Bay Bancorp       $ 64,039             $ 38,608                $23,850
   Acquired entity              8,262                1,982                  2,613
                             --------             --------                -------
     Combined                $ 72,301             $ 40,590                $26,463
                             ========             ========                =======

                           Coast Bancorp    Mt. Diablo Bancshares Bay Commercial Services
                        three months ended   twelve months ended     nine months ended
                          March 31, 2000      December 31, 1999     September 30, 1999
                        ------------------- --------------------- -----------------------
                                             (Dollars in thousands)
Net interest income:
   Greater Bay Bancorp       $ 36,378             $103,732                $68,498
   Acquired entity              5,538               10,009                  2,007
                             --------             --------                -------
     Combined                $ 41,916             $113,741                $70,505
                             ========             ========                =======
Net income:
   Greater Bay Bancorp       $ 13,473             $ 27,711                $17,033
   Acquired entity              2,035                2,827                    486
                             --------             --------                -------
     Combined                $ 15,508             $ 30,538                $17,519
                             ========             ========                =======

                     GREATER BAY BANCORP AND SUBSIDIARIES

                                          Bay Area Bancshares
                                           three months ended
                                             March 31, 1999
                                         ----------------------
                                         (Dollars in thousands)
                 Net interest income:
                    Greater Bay Bancorp         $18,360
                    Acquired entity               2,180
                                                -------
                      Combined                  $20,540
                                                =======
                 Net income:
                    Greater Bay Bancorp         $ 5,058
                    Acquired entity                 644
                                                -------
                      Combined                  $ 5,702
                                                =======

   The following table sets forth the separate results of operations for Greater Bay, Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara, Bank of Petaluma, and SJNB Financial Corp. for the periods indicated:

                                       Net interest
                                           income   Net income
                                           ----     ----------
                                       (Dollars in thousands)
                 Year ended December 31, 2000
                 Greater Bay             $231,963    $58,540
                 SJNB Financial Corp.      33,626      8,624
                                         --------    -------
                    Combined             $265,589    $67,164
                                         ========    =======
                 Year ended December 31, 1999
                 Greater Bay             $107,933    $27,711
                 Mt. Diablo Bancshares     10,009      2,827
                 Coast Bancorp             20,028      6,939
                 Bank of Santa Clara       17,962      4,403
                 Bank of Petaluma           8,628      2,304
                                         --------    -------
                    Subtotal              164,560     44,184
                 SJNB Financial Corp.      27,565      7,117
                                         --------    -------
                    Combined             $192,125    $51,301
                                         ========    =======

   There were no significant transactions between us and any of the acquired entities prior to the mergers. All intercompany transactions have been eliminated.

  Purchase Accounting Transactions

   On November 30, 2000, we acquired The Matsco Companies, Inc. for a purchase price of $6.5 million in cash. We may also be required to pay future contingent cash payment of up to $6.0 million based on the performance of Matsco subsequent to the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, The Matsco Companies, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was our available cash.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $15.9 million, was recorded as goodwill, and through December 31, 2001 amortized on the straight-line method over twenty years. Prospectively, goodwill will be evaluated for possible impairment under the provision of SFAS No. 142.

   On March 30, 2001, we completed the acquisition of CAPCO for a purchase price of $8.5 million in cash and 44,820 shares of common stock with a fair value of $1.4 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, CAPCO's results of operations have been included in the consolidated financial statements since the date of the acquisition.

   The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.7 million, was recorded as goodwill, and through December 31, 2001 amortized on the straight-line method over twenty years. Prospectively, goodwill will be evaluation for possible impairment under the provision of SFAS No. 142.

  Pending Transaction

   On December 18, 2001, we signed a definitive merger agreement with ABD Insurance and Financial Services, Inc. ("ABD"). ABD is the largest independently owned insurance brokerage and employee benefits consulting organization in the western United States. We will issue shares of a new series of convertible preferred stock and cash in a tax-free reorganization for an estimated present value of approximately $193.6 million. That amount includes an initial payment on consummation of the merger of $130 million in convertible preferred stock and cash, and an additional $63.6 million in convertible preferred stock (or common stock in certain instances) and cash subject to ABD meeting specified performance goals during 2002, 2003, 2004 and 2005. The merger, which will be accounted for as a purchase, is expected to be completed in the first quarter of 2002. ABD has over $1.0 billion of insurance premiums serviced and in excess of $100 million in revenue for the 11 month period ended December 31, 2001. Our status as a financial holding company alleviates the need for approval of this acquisition by the Federal Reserve. Consummation of the acquisition is subject to the receipt of certain other regulatory approvals and approval of ABD's shareholders.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 3--INVESTMENT SECURITIES

   The amortized cost and estimated fair value of investment securities is summarized below:

                                                         Gross      Gross
                                         Amortized     unrealized unrealized    Fair
As of December 31, 2001                    cost          gains      losses      value
-----------------------                  ----------    ---------- ----------  ----------
                                                   (Dollars in thousands)
Available for Sale Securities:
  U.S. Treasury obligations              $   19,123     $   381    $     --   $   19,504
  U.S. agency notes                          36,762       1,112          --       37,874
  Mortgage and asset-backed securities    2,556,557      25,292     (11,097)   2,570,752
  Tax-exempt securities                     120,883       2,300        (595)     122,588
  Taxable municipal Securities                7,768         272         (17)       8,023
  Corporate securities                      117,025          59     (12,816)     104,268
                                         ----------     -------    --------   ----------
   Total securities available for sale    2,858,118      29,416     (24,525)   2,863,009
                                         ----------     -------    --------   ----------
Other securities                            107,640           5         (24)     107,621
                                         ----------     -------    --------   ----------
    Total investment securities          $2,965,118     $29,421    $(24,549)  $2,970,630
                                         ==========     =======    ========   ==========

                                                         Gross      Gross
                                         Amortized     unrealized unrealized    Fair
As of December 31, 2000                    cost          gains      losses      value
-----------------------                  ----------    ---------- ----------  ----------
                                                   (Dollars in thousands)
Available for Sale Securities:
  U.S. Treasury obligations              $   12,559     $   171    $     (2)  $   12,728
  U.S. agency notes                         135,248         443        (512)     135,179
  Mortgage and asset-backed securities      305,061       4,330      (1,070)     308,321
  Tax-exempt securities                      86,254       1,082        (263)      87,073
  Taxable municipal Securities                8,456          79         (42)       8,493
  Corporate securities                      155,466          94     (19,022)     136,538
                                         ----------     -------    --------   ----------
   Total securities available for sale      703,044       6,199     (20,911)     688,332
                                         ----------     -------    --------   ----------
Held To Maturity Securities:
  U.S. agency notes                          26,487          14        (100)      26,401
  Mortgage and asset-backed securities      237,234       7,251        (356)     244,129
  Tax-exempt securities                     104,782       3,655        (301)     108,136
  Corporate securities                        2,846         189          --        3,035
                                         ----------     -------    --------   ----------
   Total securities held to maturity        371,349      11,109        (757)     381,701
                                         ----------     -------    --------   ----------
Other securities                             26,709       4,935        (261)      31,383
                                         ----------     -------    --------   ----------
    Total investment securities          $1,101,102     $22,243    $(21,929)  $1,101,416
                                         ==========     =======    ========   ==========

   The following table shows amortized cost and estimated fair value of our investment securities by year of maturity as of December 31, 2001.

                                                     2003
                                                    through   2007     2012 and
                                            2002     2006    through  thereafter    Total
                                           -------  -------  -------  ----------  ----------
                                                         (Dollars in thousands)
Available For Sale Securities:
  U.S. Treasury obligations                $12,527  $ 6,498  $    --  $       98  $   19,123
  U.S. agency notes(1)                      11,998   22,234    2,530          --      36,762
  Mortgage and asset-backed securities(2)    1,243    9,769   36,865   2,508,682   2,556,559
  Tax-exempt securities                      3,437   12,603   28,751      76,090     120,881
  Taxable municipal Securities                 500    6,015      330         922       7,767
  Corporate securities                       1,250    5,519   14,900      95,357     117,026
                                           -------  -------  -------  ----------  ----------
   Total securities available for sale     $30,955  $62,638  $83,376  $2,681,149  $2,858,118
                                           -------  -------  -------  ----------  ----------
Fair Value                                 $30,029  $64,235  $86,133  $2,682,612  $2,863,009
                                           =======  =======  =======  ==========  ==========
Weighted average yield-total portfolio        5.40%    6.35%    7.16%       6.57%       6.57%

--------
(1) Certain notes issued by U.S. agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(2) Mortgage and asset-backed securities are shown at contractual maturity, however, the average life of these mortgage and asset-backed securities may offer due to principal prepayments.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   Investment securities with a carrying value of $2.4 billion and $619.1 million were pledged to secure deposits, borrowings and for other purposes as required by law or contract at December 31, 2001 and 2000, respectively.

   Other securities includes investments in the Federal Reserve Bank and the FHLB required in order to maintain membership and support activity levels as well as unsold shares received through the exercise of warrants received from clients, equity securities received in settlement of loans, investments in funds managed by outside venture capital funds.

   Proceeds and realized losses and gains on sales of investment securities for the years ended December 31, 2001, 2000 and 1999 are presented below:

                                                        2001     2000     1999
                                                      --------  -------  -------
                                                        (Dollars in thousands)
Proceeds from sale of available for sale securites(1) $262,856  $79,556  $53,471
Available for sale securities-gains(2)                $  6,526  $   548  $    88
Available for sale securities-losses                  $   (222) $(1,069) $  (133)

--------
(1) 1999 proceeds from the sale of available for sale securities excludes $15.3 million related to the sale of equity securities classified as available for sale which were acquired through the execution of warrant received from clients.
(2) 1999 warrant income includes additional gains of $21.2 million related to equity securities classified as available for sale which were acquired through the execution of warrants received form clients.

  Classification of Investment Portfolio

   During 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase our efficiency in managing our investment portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $43.2 million for a gain of $2.4 million.

NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

   The following summarizes the activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999:

                                                                         2001      2000     1999
                                                                       --------  --------  -------
                                                                          (Dollars in thousands)
Balance, January 1                                                     $ 91,407  $ 54,459  $38,589
   Allowance of entities acquired through mergers accounted for under
     purchase accounting method                                             320    10,927       --
   Provision for loan losses/(1)/                                        58,227    36,899   17,645
   Loan charge-offs                                                     (27,735)  (12,494)  (3,558)
   Recoveries                                                             2,525     1,616    1,783
                                                                       --------  --------  -------
Balance, Dcember 31                                                    $124,744  $ 91,407  $54,459
                                                                       ========  ========  =======

--------
(1) Includes $3.5 million, $8.1 million and $2.7 million of charges in 2001, 2000 and 1999 respectively, to conform the practices of acquired entities to our reserve methodologies, which are included in mergers and related nonrecurring costs.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   The following table sets forth nonperforming loans as of December 31, 2001, 2000, and 1999. Nonperforming loans are defined as loans which are on nonaccrual status, loans which have been restructured, and loans which are 90 days past due but are still accruing interest. Interest income foregone on nonperforming loans totaled $1.2 million, $1.3 million and $667,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income recognized on the nonperforming loans approximated $227,000, $16,000 and $649,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                  2001    2000    1999
                                                 ------- ------- ------
                                                 (Dollars in thousands)
         Nonaccrual loans                        $30,970 $13,014 $7,139
         Restructured loans                           --      --    807
                                                 ------- ------- ------
         Total nonperforming loans               $30,970 $13,014 $7,946
                                                 ======= ======= ======
         Accruing loans past due 90 days or more  $5,073 $ 4,463 $  908
                                                 ======= ======= ======

   At December 31, 2001 and 2000, the recorded investment in loans, for which impairment has been recognized in accordance with SFAS No. 114 and No. 118, was approximately $31.0 million and $13.0 million, respectively, with corresponding valuation allowances of $16.5 million and $4.0 million respectively. For the years ended December 31, 2001 and 2000, the average recorded investment in impaired loans was approximately $17.9 million and $10.7 million, respectively. We recognized interest income of $1.2 million, $72,000, and $41,000 for the year ended December 31, 2001, 2000 and 1999.

   We had no restructured loans as of December 31, 2001 and 2000. There were no principal reduction concessions allowed on restructured loans during 2001, 2000, and 1999. Interest income from restructured loans totaled $0, $0 and $45,000 for the years ended December 31, 2001, 2000 and 1999. There was no foregone interest income for the restructured loans for the years ended December 31, 2001, 2000 and 1999.

NOTE 5--OTHER REAL ESTATE OWNED

   At December 31, 2001 and 2000, we did not hold any OREO which consists of properties acquired through foreclosure.

   The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 2001, 2000 and 1999.

                                                           2001     2000  1999
                                                          ------    ----  ----
                                                         (Dollars in thousands)
     Real estate operations, net                         $   --     $51   $ 57
     (Gain) loss on sale of OREO                             --       5    (99)
     Provision for estimated losses                          --      --      8
                                                          ------    ---   ----
         Net loss from other real estate operations      $   --     $56   $(34)
                                                          ======    ===   ====

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 6--PROPERTY, PREMISES AND EQUIPMENT

   Property, premises and equipment at December 31, 2001 and 2000 are composed of the following:

                                                       2001        2000
                                                     --------    --------
                                                    (Dollars in thousands)
        Land                                        $  4,300     $  4,300
        Buildings and premises                        11,909       12,872
        Furniture and equipment                       51,470       37,239
        Leasehold improvements                        17,692       16,584
        Vehicles                                         855          853
                                                     --------    --------
           Total                                      86,226       71,848
          Accumulated depreciation and amortization  (37,343)     (32,544)
                                                     --------    --------
           Premises and equipment, net              $ 48,883     $ 39,304
                                                     ========    ========

   Depreciation and amortization amounted to $9.2 million, $8.5 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999 respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

   During 2000, we sold one bank premises building with a carrying value of $4.8 million for $5.4 million in a sale-lease back transaction. No gain was recognized on the transaction. Gains of $535,000 have been deferred and will be recognized over the term of our lease.

   During 1999, we sold one bank premises building with a carrying value of $2,637,000 for $4,978,000 in a sale-lease back transaction. We recognized a pre-tax gain of $535,000 on the transaction. Gains of $1,806,000 have been deferred and will be recognized over the 10 year and 5 year terms of our leases. During 2000 we recognized $303,000 of the deferred gain.

NOTE 7--DEPOSITS

   Deposits as of December 31, 2001 and 2000 are as follows:

                                                  2001        2000
                                               ----------  ----------
                                               (Dollars in thousands)
          Demand, noninterest-bearing          $  953,989  $1,133,958
          MMDA, NOW and Savings                 2,280,119   2,349,041
          Time certificates, $100,000 and over    642,073     706,535
          Other time certificates               1,113,890     560,870
                                               ----------  ----------
             Total deposits                    $4,990,071  $4,750,404
                                               ==========  ==========


   The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2001.

                                                        December 31, 2001
                                 ---------------------------------------------------------------
                                  Three              Seven to
                                 months    Four to    twelve    One to     More than
                                 or less  six months  months  three years three years   Total
                                 -------- ---------- -------- ----------- ----------- ----------
                                                     (Dollars in thousands)
Time deposits, $100,000 and over $330,909  $225,668  $ 65,741   $14,758     $4,997    $  642,073
Other time deposits               448,671   322,124   300,076    40,758      2,261     1,113,890
                                 --------  --------  --------   -------     ------    ----------
       Total                     $779,580  $547,792  $365,817   $55,516     $7,258    $1,755,963
                                 ========  ========  ========   =======     ======    ==========

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 8--COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

   GBB Capital I, GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V and GBB Capital VI (the "Trusts") are Delaware business trusts of which all the common securities are owned by Greater Bay and were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures ("Trust Preferred Securities"). The Trust Preferred Securities are individually described below. Dividends on the Trust Preferred Securities are payable either quarterly or semi-annually and are deferrable, at our option, for up to five years. As of December 31, 2001, all dividend are current. Following the issuance of each Trust Preferred Securities, the Trusts used the proceeds from the Trust Preferred Securities offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of Greater Bay. The Debentures bear the same terms and interest rates as the related Trust Preferred Securities. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trusts. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital.

   The following Trust Preferred Securities were outstanding at December 31,
2001.

                                                   Amount        Date of          Stated         Optional
         Security title              Issuer      outstanding  original issue     maturity     redemption date
         --------------          --------------- ------------ --------------- --------------- ---------------
9.75% Cumulative Trust
  Preferred Securities           GBB Capital I   $ 20,000,000 March 30, 1997  April 1, 2027   April 1, 2002
Floating Rate Trust Preferred
  Securities, Series B           GBB Capital II    29,000,000 August 12, 1998 Sept. 15, 2028  Sept. 15, 2008
10 7/8% Fixed Rate Capital Trust
  Pass-Through Securities        GBB Capital III    9,500,000 March 23, 2000  March 8, 2030   March 8, 2010
10.75% Capital Securities,
  Series B                       GBB Capital IV    41,000,000 May 18, 2000    June 1, 2030    June 1, 2010
9% Cumulative Trust
  Preferred Securities           GBB Capital V    103,500,000 August 14, 2001 August 14, 2031 August 14, 2006
Floating Rate Trust Preferred
  Pass-Through Securities        GBB Capital VI    15,000,000 July 27, 2001   July 27, 2031   July 27, 2011
                                                 ------------
   Total TPS outstanding                         $218,000,000
                                                 ============

   The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debentures at their respective stated maturities or their earlier redemption. The Debentures are redeemable prior to maturity at our option on or after their respective optional redemption dates.

   The Trust Preferred Securities issued by GBB Capital I, GBB Capital III, GBB Capital IV and GBB Capital V accrue interest at an annual rate of 9.75%, 10 7/8%, 10.75% and 9.00 %, receptively. The Floating Rate Trust Preferred Securities, Series B issued by GBB Capital II accrue interest at a variable rate of interest, initially at 7.1875% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 150 basis points. The Floating Rate Trust Preferred Pass-Thru Securities issued by GBB Capital VI accrue interest at a variable rate of interest, initially at 7.57% on the outstanding securities. The interest rate resets quarterly and is equal to 6-month LIBOR plus 375 basis points.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   On the date of original issue, GBB Capital II and GBB Capital IV completed the issuance of Series A securities. The Series A securities issued in the offering were sold in private transactions pursuant to an applicable exemption from registration under the Securities Act. GBB Capital II and GBB Capital IV completed an offer to exchange the Series A securities for a like amount of its registered Series B securities. The exchange offerings were completed in November 1998 and November 2000, respectively. The exchange offerings were conducted in accordance with the terms of the initial issuance of the Series A securities.

   GBB Capital II originally issued $30,000,000 of Trust Preferred Securities. In 1998, Coast Commercial Bank purchased $1,000,000 of those securities which were included in Coast Commercial Bank's investment securities at the time of its acquisition by Greater Bay. In accordance with the pooling-of-interests method of accounting, $1,000,000 in Trust Preferred Securities issued by us and Coast Commercial Bank's corresponding investment have been eliminated in consolidation.

   The total amount of Trust Preferred Securities outstanding at December 31, 2001 and 2000 was $218.0 million and $99.5 million, respectively. The dividends paid on Trust Preferred Securities were $13.7 million, $7.8 million and $4.2 million in 2001, 2000 and 1999, respectively. The expense for these dividends is included in operating expenses.

NOTE 9--LEASE SECURITIZATION

   During 1997, Matsco Lease Finance III a special purpose corporation wholly-owned by The Matsco Companies, Inc. issued the following leased-backed notes; $55 million Series 1997-1A, $45 million Series 1997-2A, $1.6 million Series 1997-1 B and $4.5 million 1997-2B. All Class B certificates, which were subordinate to the Class A certificates, were paid-off as of December 31, 2000. As of December 31, 2001, the note balance on the Series 1997-1 and Series 1997-2 were approximately $17.9 million and $19.7 million, respectively. As of December 31, 2000, the note balances for Series 1997-1 and Series 1997-2 were approximately $28.0 million and $30.0 million, respectively. All of the transactions placed in 1997-2 Series were treated as a sale in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" subsequently replaced by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The weighted average rate on the combined series of 1997 notes was 5.77% and 5.92% at December 31, 2001 and 2000, respectively. The underlying leases had a carrying value of $16.9 million and $20.7 million for Series 1997-1 and Series 1997-2, respectively at December 31, 2001. The underlying leases have a carrying value of $27.5 million and $30.0 million for Series 1997-1 and Series 1997-2, respectively at December 31, 2000. At December 31, 2001 and 2000, 0.02% and 0.35% of those leases were 90 days or more past due, respectively. The start-up expenses and private placement fees associated with the issuance of the 1997-2 lease-backed notes are expensed at funding. Such amounts related to the 1997-1 notes are amortized over the life of the notes to approximate a constant periodic rate of interest. The Class A certificates are rated "AAA" by Standards and Poor's Rating Services and "Aaa" by Moody's Investors Service and are fully insured by Municipal Bond Insurance Corporation pursuant to the terms of a note guarantee policy.

   During 1996, Matsco Lease Finance II, a special purpose corporation wholly-owned by The Matsco Companies, Inc., issued $40 million in lease-backed notes, Series 1996-A. These notes were repaid in full during 2001. As of December 31, 2000, the note balance was $5.4 million, with a weighted average interest rate of 6.7% at December 31, 2000. The underlying leases had a carrying value of $7.1 million at December 31, 2000. At December 31, 2000 , 1.11% those leases were 90 days or more past due. The notes were unconditionally guaranteed by Municipal Bond Investor Assurance Corporation pursuant to the terms of a note guarantee policy. The start-up expenses and private placement fees associated with the issuance of the leased-backed notes are amortized over the life of the notes to approximate a constant periodic rate of interest. The notes were rated "AAA" by Standard and Poors and "Aaa" by Moody's.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   We, as servicer of the underlying leases, remit funds collected on Matsco Lease Finance III to the trustee on a weekly basis. We receive a flat fee per lease as the servicer. In the event an account is delinquent our terms are modified and the servicer has the option to repurchase the transaction or to substitute with a similar account.

   Pursuant to the acquisitions of The Matsco Companies, Inc., Matsco Lease Finance II and Matsco Lease Finance III became wholly-owned subsidiaries of Greater Bay.

NOTE 10--REAL ESTATE INVESTMENT TRUST SUBSIDIARIES OF THE BANKS

  Formation of CNB Investment Trust I and CNB Investment Trust II

   During 2001, we formed and funded CNB Investment Trust I ("CNBIT I") and CNB Investment Trust II ("CNBIT II"), both of which are Maryland real estate investment trusts. CNBIT I and CNBIT II provide Cupertino National Bank with flexibility in raising capital. As of December 31, 2001, the net income and assets of CNBIT I and CNBIT II are eliminated in consolidation.

   Cupertino National Bank contributed participation interests in loans with a book value of $311.3 million, net of reserves, and $500,000 in cash to CNBIT I, in exchange for 100% of the common and preferred stock of the CNBIT I. CNBIT I is a wholly owned subsidiary trust of Cupertino National Bank.

   Cupertino National Bank contributed participation interests in loans with a book value of $133.4 million, net of reserves, and $15.4 million in investment securities to CNBIT II, in exchange for 100% of the preferred stock of the CNBIT II. The assets contributed to CNBIT II had built in losses of $33.2 million for federal income tax purposes. CNBIT I contributed participation interests in loans with a book value of $200.8 million, net of reserves in exchange for 100% of the common stock of CNBIT II. CNBIT I owns all the common stock of CNBIT II. During 2001, Cupertino National Bank sold 15,000 shares of the 12% Series B Preferred Stock of CNBIT II for $15.0 million. These transactions resulted in recognition of a tax benefit of $11.4 million.

NOTE 11--BORROWINGS

   Borrowings are detailed as follows:

                                                     2001       2000
                                                  ----------  --------
                                                 (Dollars in thousands)
         Short term borrowings:
            Securities sold under
            agreements to repurchase             $  264,727   $ 74,713
            Other short term notes payable           34,402     15,419
            FHLB advances                         1,334,711    192,076
            Advances under credit lines               6,800     15,000
                                                  ----------  --------
                Total short term borrowings       1,640,640    297,208
                                                  ----------  --------
         Long term borrowings:
            Securities sold under
            agreements to repurchase                 57,700         --
            Other long term notes payable            17,728     51,809
            FHLB advances                           379,828    114,250
                                                  ----------  --------
                Total long term borrowings          455,256    166,059
                                                  ----------  --------
                Total borrowings                 $2,095,896   $463,267
                                                  ==========  ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

   During the years ended December 31, 2001 and 2000, the average balance of securities sold under short term agreements to repurchase was $210.4 million and $86.8 million, respectively, and the average interest rates during those periods were 3.51% and 6.12%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

   During the years ended December 31, 2001 and 2000, the average balance of federal funds purchased was $128.4 million and $105.9 million, respectively, and the average 2000 interest rates during those periods were 4.43% and 6.49%, respectively. There was no such balance outstanding at December 31, 2001 and 2000.

   The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities:

                                    Short Term  Long Term
                                    ----------  ---------
                                    (Dollars in thousands)
                      Amount        $1,495,911  $218,628
                      Maturity         2002     2003-2011
                      Average Rates   3.08%       4.19%

   In addition, as of December 31, 2001, we had short-term, unsecured credit facilities from three financial institutions totaling $92.0 million. At December 31, 2001 and 2000, we had advances outstanding of $27.0 million and $15.0 million under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, we were in compliance with all related financial covenants for these credit facilities.

NOTE 12--DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   We have two interest-rate swaps and an interest rate cap to convert our floating-rate debt and deposits to fixed rates. These derivative instruments were entered into concurrently with the issuance of the instruments being hedged. At the inception of these contracts, two of these derivative instruments were accounted for as a cash flow hedge under SFAS No. 133 and 138. These derivative instruments possess a term equal to the non-callable term of the hedged instrument, with a fixed pay rate and a receive rate indexed to rates paid on the instrument and a notional amount equal to the amount of the instruments being hedged. As the specific terms and notional amount of the derivative instruments exactly matched those of the instruments being hedged we meet the "no ineffectiveness" criteria of SFAS No. 133 and 138. As such, the derivative instruments were assumed to be 100% effective and all changes in the fair value of the hedges were recorded in other comprehensive income with no impact on the income statement for any ineffective portion through September 30, 2001. During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. As a result, upon derecognition of these hedges, we recorded a $191,000 loss to other income on these instruments. Subsequent to derecognition, we have recorded a $826,000 gain on the appreciation of these instruments.

   The notional amount of the one of the swaps is $40.0 million with a term of up to 10 years expiring on September 15, 2008. We also have an interest rate cap with a notional amount of $15.0 million with a term of up to ten years expiring in July 2011. When entered into, we intended to use the swap as a hedge for the noncallable term of the hedged instrument. The periodic settlement date of the swap results in the reclassifying as earnings the gains or losses that are reported in accumulated comprehensive income.

   Additionally, we have a $20.0 million prime/fixed interest rate swap used as a fair value hedge.

   We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 13--INCOME TAXES

   Income tax expense was comprised of the following for the years ended December 31, 2001, 2000 and 1999:

                                         2001      2000     1999
                                       --------  --------  -------
                                          (Dollars in thousands)
            Current:
               Federal                 $ 33,908  $ 45,742  $26,332
               State                     14,103    16,052    8,780
                                       --------  --------  -------
                   Total current         48,011    61,794   35,112
                                       --------  --------  -------
            Deferred:
               Federal                  (16,102)  (13,476)  (6,782)
               State                     (5,441)   (4,653)  (1,869)
                                       --------  --------  -------
                   Total deferred       (21,543)  (18,129)  (8,651)
                                       --------  --------  -------
                   Total expense       $ 26,468  $ 43,665  $26,461
                                       ========  ========  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                       Years ended
                                                       December 31,
                                                  ---------------------
                                                     2001       2000
                                                   -------     -------
                                                  (Dollars in thousands
          Allowance for loan losses               $43,124     $26,072
          State income taxes                       16,853      10,142
          Deferred compensation                    11,195       5,616
          Unrealized (gains) losses on securities  (2,057)     10,387
          Accumulated depreciation                  1,681       1,220
          Net operating losses                         --          14
          Purchase allocation adjustments             214         416
          Leasing operations                       (8,225)     (2,268)
          Other                                      (202)      1,885
                                                   -------     -------
                 Net deferred tax asset           $62,583     $53,484
                                                   =======     =======

   Management believes that we will fully realize its total deferred tax assets as of December 31, 2001 based upon our recoverable taxes from prior carryback years, and its current level of operating income.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2001, 2000 and 1999:

                                                                       Years ended December 31,
                                                                       -----------------------
                                                                        2001       2000   1999
                                                                        -----     ----   ----
                                                                        (Dollars in thousands)
Statutory federal tax rate                                              35.0%     35.0%  35.0%
California franchise tax expense, net of federal income tax benefit      6.1%      6.7%   5.7%
                                                                        -----      ----   ----
                                                                        41.1%     41.7%  40.7%
Tax exempt income                                                       -2.2%     -2.7%  -2.7%
Contribution of appreciated securities to GBB Foundation                  --        --   -3.6%
Nondeductible merger costs                                               0.5%      1.3%   0.2%
Recognition of losses of CNBIT II in connection with sale of preferred
  securities (note 10)                                                 -10.7%       --     --
Life insurance cash surrender value                                     -1.6%     -1.2%  -1.0%
Other, net                                                              -2.2%      0.3%   0.4%
                                                                        -----      ----   ----
   Effective income tax rate                                            24.9%     39.4%  34.0%
                                                                        =====      ====   ====

NOTE 14--OTHER INCOME AND OPERATING EXPENSES

   Other income in 2001, 2000 and 1999 included warrant income of $581,000, $13.0 million and $14.5 million net of related employee incentives of $249,000, $4.5 million and $7.3 million, respectively. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

   To support the GBB Foundation, we contributed appreciated securities, which had an unrealized gain of $7.8 million in 1999. In 1999, we incurred $4.4 million in compensation and other expenses in connection with these appreciated securities. We recorded $12.2 million in 1999 of expense for the contribution to the Foundation, which is included in operating expenses.

   Merger and other related nonrecurring costs for the years ended December 31, 2001, 2000 and 1999 were comprised of the following:

                                                  2001    2000    1999
                                                 ------- ------- -------
                                                 (Dollars in thousands)
        Financial advisory and professional fees $ 6,088 $ 8,229 $ 2,114
        Charges to conform accounting practices    4,241   8,156   2,745
        Other costs                               18,920  17,141   5,959
                                                 ------- ------- -------
           Total                                 $29,249 $33,526 $10,818
                                                 ======= ======= =======

                     GREATER BAY BANCORP AND SUBSIDIARIES

   Other costs include severance and other compensation expenses, charges for the write-off of assets retired as a result of the merger, and other expenses including printing costs and filing fees.

   Other expenses for the years ended December 31, 2001, 2000 and 1999 were comprised of the following:

                                                  2001    2000    1999
                                                 ------- ------- -------
                                                  (Dollars in thousands)
       Legal and other professional fees         $ 7,839 $ 5,345 $ 4,072
       Telephone, postage and supplies             6,027   5,410   5,146
       Marketing and promotion                     5,648   5,017   4,202
       Data processing                             4,448   2,879   3,341
       Correspondent bank and ATM network fees     3,622   2,122   2,468
       Client services                             2,965   2,694   3,811
       FDIC insurance and regulatory assessments   1,762   1,472     807
       Directors fees                              1,585   1,758   1,899
       Goodwill amortization                       1,301      --      --
       Insurance                                   1,135     631   1,093
       Other real estate owned                        --      56     (34)
       Other                                       8,080   7,160   5,656
                                                 ------- ------- -------
                                                 $44,412 $34,544 $32,461
                                                 ======= ======= =======

   Occupancy costs for the years ended December 31, 2001, 2000 and 1999 were $17.4 million, $13.5 million and $11.5 million, respectively.

NOTE 15--EMPLOYEE BENEFIT PLANS

  Stock Option Plan

   At December 31, 2001 the total authorized shares issuable under the Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan (the "Bancorp Plan") was approximately 10,617,000 shares and the number of shares available for future grants was approximately 3,004,000 shares.

   Options and shares of restricted stock may be granted to employees, nonemployee directors, and consultants. Options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of our stock on the date of grant. The term of an option may not exceed 10 years and generally vests over a five-year period. The restrictions on shares of restricted stock generally lapse over a five-year period.

   On November 19, 1997, our shareholders approved an amendment of the Bancorp Plan, to increase by 1,825,304 the number of shares of Greater Bay stock issuable under the Bancorp Plan. On May 17, 2000, our shareholders approved an additional amendment of the Bancorp Plan to increase by 5,000,000 the number of shares issuable under the Bancorp Plan. On October 23, 2001, our shareholders approved an additional amendment of the Bancorp Plan to increase by 4,000,000 the number of shares issuable under the Bancorp Plan to accommodate the increased number of eligible employees as a result of the mergers and as a result of internal growth.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   A summary of our stock options as of December 31, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below:

                                             2001             2000             1999
                                       ---------------- ---------------- ----------------
                                               Weighted         Weighted         Weighted
                                               average          average          average
                                       Shares  exercise Shares  exercise Shares  exercise
                                       (000's)  price   (000's)  price   (000's)  price
                                       ------- -------- ------- -------- ------- --------
Outstanding at beginning of year        7,094   $17.54   7,489   $11.45   6,665   $ 9.02
Granted                                 2,442    25.53   1,602    33.05   1,870    17.43
Exercised                                (826)    9.04  (1,493)    6.54    (727)    5.80
Forfeited                                (406)   25.04    (504)    9.03    (319)    8.71
                                        -----   ------  ------   ------   -----   ------
Outstanding at end of year              8,304    20.63   7,094    17.54   7,489    11.45
                                        =====   ======  ======   ======   =====   ======
Options exercisable at year-end         3,760    14.47   3,259    10.60   3,497     7.30
                                        =====   ======  ======   ======   =====   ======
Weighted average fair value of options
  granted during the year                       $ 9.19           $14.24           $ 6.07
                                                ======           ======           ======

   The following table summarizes information about stock options outstanding at December 31, 2001.

                           Options outstanding        Options exercisable
                    --------------------------------- --------------------
                                  Weighted   Weighted             Weighted
                      Number      average    average    Number    average
      Exercise      outstanding  remaining   exercise exercisable exercise
      price range     (000's)   life (years)  price     (000's)    price
      -----------   ----------- ------------ -------- ----------- --------
      $0.00-$9.00      1,019        3.96      $ 5.21     1,007     $ 5.22
      $9.20-$19.25     3,433        6.84       16.08     2,214      15.36
      $19.50-$25.73    2,519        9.64       24.92       301      21.27
      $25.76-$40.31    1,333        8.99       36.00       238      36.74

   Under the terms of the respective mergers, the stock option plans of Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Bancorp and SJNB Financial Corp. were terminated at the time of merger and substitute options were issued under the Bancorp Plan. Option holders under the Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Bancorp and SJNB Financial Corp. plans received substitute option grants to purchase 239,880 shares, 471,840 shares, 59,668 shares, 216,636 shares, and 1,228,511 shares of Greater Bay stock, respectively. During 2000, we assumed the Mt. Diablo National Bank Stock Option Plan. Options outstanding from the Mt. Diablo National Bank plan were converted to options to purchase 145,428 shares of Greater Bay stock.

  Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, we are encouraged, but not required, to measure compensation costs related to its employee stock compensation plans under the fair value method. If we elect not to recognize compensation expense under this method, it is required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 fair value methodology. We implemented the requirements of SFAS No. 123 in 1997 and have elected to adopt the disclosure provisions of this statement.

                     GREATER BAY BANCORP AND SUBSIDIARIES

   We apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in our accounting for stock options. Accordingly, no compensation cost has been recognized for our stock option plan. Had compensation for our stock option plan been determined consistent with SFAS No. 123, our net income per share would have been reduced to the pro forma amounts indicated below:

                                                December 31,
                                        -----------------------------
                                          2001      2000      1999
                                         -------   -------   -------
                                        (Dollars in thousands, except
                                             per share amounts)
          Net income:
           As reported                  $79,816   $67,164   $51,301
           Pro forma                    $72,558   $64,187   $47,096
          Basic net income per share:
           As reported                  $  1.61   $  1.40   $  1.15
           Pro forma                    $  1.47   $  1.34   $  1.06
          Diluted net income per share:
           As reported                  $  1.57   $  1.33   $  1.09
           Pro forma                    $  1.42   $  1.27   $  1.00

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000, and 1999, respectively; dividend yield of 1.5%, 1.5% and 1.5%; expected volatility of 48.89%, 48.96% and 29.69%;
risk free rates of 4.30%, 4.89% and 6.29%. The weighted average expected life is 5 years. No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

  401(k) Savings Plan

   We have a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the plan. We match the employees' contributions at a rate set by the Board of Directors (currently 62.5% of the first 8% of deferral of an individual's total compensation). Our matching contributions are made in cash. The matching contribution vests ratably over the first four years of employment. Our employees are not required to maintain any portion of their 401(k) savings in our stock.

   For the years ended December 31, 2001, 2000 and 1999, we contributed $2.4 million, $1.8 million and $1.5 million, respectively to the 401(k) plan.

  Employee Stock Purchase Plan

   We have established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code which allows eligible employees to set aside up to 15% of their compensation toward the purchase of our stock for an aggregate total of 923,738 shares. Under the plan, the purchase price is 85% of the lower of the fair value at the beginning or end of each three month offering period. During 2001, 2000 and 1999, employees purchased 114,860, 93,356 and 83,302 shares of common stock, respectively. There were 317,800 shares remaining in the plan available for purchase by employees at December 31, 2001.

                     GREATER BAY BANCORP AND SUBSIDIARIES

Supplemental Employee Compensation Benefits Agreements

   We have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. Under these agreements, we are generally obligated to provide for each such employee or their beneficiaries, during their life for a period of up to 15 to 20 years after the employee's disability or retirement, benefits as defined in each specific agreement. The agreement also provides for a death benefit for the employee. The estimated present value of future benefits to be paid is being accrued over the vesting period of the participants. The related accumulated accrued liability at December 31, 2001 and 2000 is approximately $16.7 million and $9.1 million, respectively. The actuarial assumptions used for determining the present value of the projected benefit obligation include a 7% discount rate. Expenses accrued for this plan for the years December 31, 2001, 2000 and 1999 totaled $8.2 million, $3.3 million and $1.3 million, respectively. Included for 2001 and 2000, an additional $6.7 million and $1.4 million, respectively, was recorded as part of merger and other related nonrecurring costs in connection with the change in control provisions under the SJNB Financial Corp. and Saratoga supplemental employee compensation benefits agreements programs. Depending on the agreement, the employees and we are beneficiaries of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2001 and 2000, our cash surrender value of these policies was approximately $96.8 million and $83.9 million, respectively and is included in other assets. The income recognized on these polices was $4.1 million, $3.2 million and $1.9 million in 2001, 2000 and 1999, respectively, and is included in other income.

Deferred Compensation Plan

   Effective November 19, 1997, we adopted the Greater Bay Bancorp 1997 Elective Deferral Compensation Plan (the "Deferred Plan") that allows our eligible officers to defer a portion of their salary, bonuses and certain other compensation. The deferred compensation will earn interest calculated annually based on a short-term interest reference rate. All participants are fully vested at all times in their contributions to the Deferred Plan. At December 31, 2001 and 2000, $6.1 million and $3.4 million, respectively, of deferred compensation under this plan is included in other liabilities in the accompanying consolidated balance sheets.

   Additionally, under deferred compensation agreements that were established at Bank of Petaluma, Coast Commercial Bank and Peninsula Bank of Commerce prior to their mergers with us, there was approximately $1.6 million and $2.1 million of deferred compensation which is included in other liabilities at December 31, 2001 and 2000, respectively.

Change in Control

       In the event of a change in control, the supplemental employee compensation benefits agreements with certain executive and senior officers may require us to make certain payments under those agreements. We also have plans in place, which would require certain payments to be made to any employee whose employment is terminated pursuant to a change in control. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 16--RELATED PARTY TRANSACTIONS

   We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equal to those entered into in arms length transactions and are made subject to approval by the Directors' Loan Committee and the Board of Directors of the Bank extending the credit. An analysis of total loans to related parties for the years ended December 31, 2001 and 2000 is shown below:

                                                    2001      2000      1999
                                                  --------  --------  --------
                                                     (Dollars in thousands)
 Balance, January 1                               $ 51,323  $ 28,851  $ 48,615
 Additions                                          40,184    51,839    30,600
 Repayments                                        (70,600)  (29,367)  (50,364)
                                                  --------  --------  --------
 Balance, December 31                             $ 20,907  $ 51,323  $ 28,851
                                                  ========  ========  ========
        Undisbursed commitments, at year end      $ 63,724  $ 39,744  $ 11,113
                                                  ========  ========  ========

NOTE 17--COMMITMENTS AND CONTINGENCIES

  Lease Commitments

   We lease certain facilities at which we conduct our operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2001 are below:

                                               (Dollars in
                                                thousands)
                      Years ended December 31,
                         2002                    $ 9,835
                         2003                      7,849
                         2004                      7,182
                         2005                      5,923
                         2006                      5,373
                         Thereafter               25,180
                                                 -------
                             Total               $61,342
                                                 =======

   We sublease that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 2001, 2000, and 1999 was $1.3 million, $1.5 million and $1.5 million, respectively. Gross rental expense for the years ended December 31, 2001, 2000, and 1999 was $11.2 million, $8.3 million, and $7.5 million, respectively.

                     GREATER BAY BANCORP AND SUBSIDIARIES

  Other Commitments and Contingencies

   In the normal course of business, we became contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. Generally accepted accounting principles prohibit the recognition of these items in our consolidated balance, but require these amounts to be disclosed. Commitments to fund loans were $1.3 billion and $1.4 billion and letter of credit were $130.0 million and $129.4 million, at December 31, 2001 and 2000, respectively. Our exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2001, no losses are anticipated as a result of these commitments, based on current information.

   Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $385.8 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

   In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of our operations.

NOTE 18--SHAREHOLDERS' RIGHTS PLAN

   In 1998, Greater Bay adopted a shareholder rights plan designed to maximize our long-term value and to protect our shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

   In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on November 28, 1998. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $145.00 (subject to adjustment) upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board, each right enables its holder (other than the acquirer) to purchase the Preferred Stock at 50% of the market price. Further, in the event we are acquired in an unwanted merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for our common shares. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

   The rights can be exercised and separate rights certificates distributed only if any of the following events occur: acquisition by a person of 10% or more of our common share; a tender offer for 10% or more of our common shares; or ownership of 10% or more of our common shares by a shareholder whose actions are likely to have a material adverse impact on us or shareholder interests. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 19--REGULATORY MATTERS

   The Banks and Greater Bay are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2001 and 2000 the Banks and we met all capital adequacy requirements to which they are subject. Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC or OCC categorized each of the Banks as well-capitalized. To be categorized as well-capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since that notification that management believes have changed the risk-based capital category of any of the Banks.

                     GREATER BAY BANCORP AND SUBSIDIARIES

      The Banks' and our actual 2001 and 2000 capital amounts and ratios are as follows:

                                                                                  To be well
                                                                               capitalized under
                                                                For capital    prompt corrective
                                                 Actual      adequacy purposes action provisions
                                             --------------  ----------------  ----------------
As of December 31, 2001                       Amount  Ratio    Amount    Ratio  Amount    Ratio
-----------------------                      -------- -----   --------   ----- --------   -----
                                                           (Dollars in thousands)
Total Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                       $740,653 12.79% $463,270    8.00% $579,088     N/A
   Bank of Petaluma                            23,893 12.10    15,797    8.00    19,746   10.00%
   Bank of Santa Clara                         42,225 13.46    25,097    8.00    31,371   10.00
   Bay Area Bank                               24,373 10.97    17,774    8.00    22,218   10.00
   Bay Bank of Commerce                        20,414 11.63    14,042    8.00    17,553   10.00
   Coast Commercial Bank                       45,520 15.14    24,053    8.00    30,066   10.00
   Cupertino National Bank                    190,715 10.74   142,060    8.00   177,574   10.00
   Golden Gate Bank                            29,697 11.18    21,250    8.00    26,563   10.00
   Mid-Peninsula Bank                         113,565 10.20    89,071    8.00   111,338   10.00
   Mt. Diablo National Bank                    32,769 12.10    21,665    8.00    27,082   10.00
   Peninsula Bank of Commerce                  31,571 11.43    22,097    8.00    27,621   10.00
   San Jose National Bank                      65,401 10.62    49,266    8.00    61,583   10.00
Tier 1 Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                       $607,820 10.49% $231,771    4.00% $347,657     N/A
   Bank of Petaluma                            21,414 10.85     7,895    4.00    11,842    6.00%
   Bank of Santa Clara                         38,278 12.20    12,550    4.00    18,825    6.00
   Bay Area Bank                               21,581  9.71     8,890    4.00    13,335    6.00
   Bay Bank of Commerce                        18,211 10.38     7,018    4.00    10,527    6.00
   Coast Commercial Bank                       41,741 13.89    12,020    4.00    18,031    6.00
   Cupertino National Bank                    155,173  8.74    71,017    4.00   106,526    6.00
   Golden Gate Bank                            26,342  9.92    10,622    4.00    15,933    6.00
   Mid-Peninsula Bank                          99,570  8.94    44,550    4.00    66,826    6.00
   Mt. Diablo National Bank                    29,364 10.84    10,835    4.00    16,253    6.00
   Peninsula Bank of Commerce                  28,082 10.16    11,056    4.00    16,584    6.00
   San Jose National Bank                      57,656  9.36    24,639    4.00    36,959    6.00
Tier 1 Capital Leverage (To Average Assets):
   Greater Bay Bancorp                       $607,820  8.01% $303,531    4.00% $379,413     N/A
   Bank of Petaluma                            21,414  6.03    14,205    4.00    17,756    5.00%
   Bank of Santa Clara                         38,278  7.03    21,780    4.00    27,225    5.00
   Bay Area Bank                               21,581  5.91    14,606    4.00    18,258    5.00
   Bay Bank of Commerce                        18,211  6.12    11,903    4.00    14,878    5.00
   Coast Commercial Bank                       41,741  7.75    21,544    4.00    26,930    5.00
   Cupertino National Bank                    155,173  6.36    97,593    4.00   121,991    5.00
   Golden Gate Bank                            26,342  6.00    17,561    4.00    21,952    5.00
   Mid-Peninsula Bank                          99,570  6.89    43,354    3.00    72,257    5.00
   Mt. Diablo National Bank                    29,364  6.02    19,511    4.00    24,389    5.00
   Peninsula Bank of Commerce                  28,082  6.32    17,773    4.00    22,217    5.00
   San Jose National Bank                      57,656  8.03    28,720    4.00    35,900    5.00

                     GREATER BAY BANCORP AND SUBSIDIARIES

                                                                                  To be well
                                                                               capitalized under
                                                                For capital    prompt corrective
                                                 Actual      adequacy purposes action provisions
                                             --------------  ----------------  ----------------
As of December 31, 2000                       Amount  Ratio    Amount    Ratio  Amount    Ratio
-----------------------                      -------- -----   --------   ----- --------   -----
                                                           (Dollars in thousands)
Total Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                       $542,819 10.87% $399,499    8.00% $498,915     N/A
   Bank of Petaluma                            19,054 12.05    12,650    8.00    15,811   10.00%
   Bank of Santa Clara                         36,956 11.13    26,563    8.00    33,203   10.00
   Bay Area Bank                               18,664 10.49    14,234    8.00    17,790   10.00
   Bay Bank of Commerce                        14,111 10.55    10,700    8.00    13,380   10.00
   Coast Commercial Bank                       42,724 15.16    22,546    8.00    28,176   10.00
   Cupertino National Bank                    150,395 10.14   118,655    8.00   148,276   10.00
   Golden Gate Bank                            20,541 10.13    16,222    8.00    20,280   10.00
   Mid-Peninsula Bank                          91,401 10.19    71,757    8.00    89,670   10.00
   Mt. Diablo National Bank                    26,493 11.30    18,756    8.00    23,449   10.00
   Peninsula Bank of Commerce                  27,228 10.89    20,002    8.00    25,003   10.00
   San Jose National Bank                      64,995 12.00    43,330    8.00    54,163   10.00
Tier 1 Capital (To Risk Weighted Assets):
   Greater Bay Bancorp                       $477,962  9.57% $199,775    4.00% $299,350     N/A
   Bank of Petaluma                            17,058 10.79     6,324    4.00     9,487    6.00%
   Bank of Santa Clara                         32,779  9.87    13,284    4.00    19,922    6.00
   Bay Area Bank                               16,419  9.23     7,115    4.00    10,674    6.00
   Bay Bank of Commerce                        12,422  9.28     5,354    4.00     8,028    6.00
   Coast Commercial Bank                       39,181 13.91    11,267    4.00    16,905    6.00
   Cupertino National Bank                    131,684  8.88    59,317    4.00    88,966    6.00
   Golden Gate Bank                            17,993  8.87     8,114    4.00    12,168    6.00
   Mid-Peninsula Bank                          80,155  8.94    35,864    4.00    53,802    6.00
   Mt. Diablo National Bank                    23,539 10.04     9,378    4.00    14,070    6.00
   Peninsula Bank of Commerce                  24,081  9.63    10,002    4.00    15,002    6.00
   San Jose National Bank                      58,217 10.75    21,662    4.00    32,493    6.00
Tier 1 Capital Leverage (To Average Assets):
   Greater Bay Bancorp                       $477,962  8.79% $217,503    4.00% $271,878     N/A
   Bank of Petaluma                            17,058  8.23     8,291    4.00    10,363    5.00%
   Bank of Santa Clara                         32,779  8.18    16,029    4.00    20,035    5.00
   Bay Area Bank                               16,419  8.18     8,029    4.00    10,041    5.00
   Bay Bank of Commerce                        12,422  7.55     6,581    4.00     8,230    5.00
   Coast Commercial Bank                       39,181  9.12    17,185    4.00    21,488    5.00
   Cupertino National Bank                    131,684  9.06    58,139    4.00    72,693    5.00
   Golden Gate Bank                            17,993  6.34    11,352    4.00    14,188    5.00
   Mid-Peninsula Bank                          80,155  7.66    31,392    3.00    52,295    5.00
   Mt. Diablo National Bank                    23,539  8.15    11,553    4.00    14,443    5.00
   Peninsula Bank of Commerce                  24,081  7.99    12,056    4.00    15,067    5.00
   San Jose National Bank                      58,217  8.66    26,890    4.00    33,613    5.00

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 20--EARNINGS PER SHARE

   Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2001, 2000 and 1999.

                                                          For the year ended December 31, 2001
                                                          ------------------------------------
                                                            Income        Shares     Per share
                                                          (numerator)  (denominator)  amount
                                                          -----------  ------------- ---------
                                                             (Dollars in thousands, except
                                                                   per share amounts)
Net income                                                  $79,816
Basic net income per share:
   Income available to common shareholders                   79,816     49,498,000     $1.61
Effect of dilutive securities:
   Stock options                                                 --      1,442,000
                                                            -------     ----------     -----
Diluted net income per share:
   Income available to common shareholders after assumed
     conversions                                            $79,816     50,940,000     $1.57
                                                            =======     ==========     =====
                                                          For the year ended December 31, 2000
                                                          ------------------------------------
                                                            Income        Shares     Per share
                                                          (numerator)  (denominator)  amount
                                                          -----------  ------------- ---------
                                                             (Dollars in thousands, except
                                                                   per share amounts)
Net income                                                  $67,164
Basic net income per share:
   Income available to common shareholders                   67,164     47,899,000     $1.40
Effect of dilutive securities:
   Stock options                                                 --      2,620,000
                                                            -------     ----------     -----
Diluted net income per share:
   Income available to common shareholders after assumed
     conversions                                            $67,164     50,519,000     $1.33
                                                            =======     ==========     =====
                                                          For the year ended December 31, 1999
                                                          ------------------------------------
                                                            Income        Shares     Per share
                                                          (numerator)  (denominator)  amount
                                                          -----------  ------------- ---------
                                                             (Dollars in thousands, except
                                                                   per share amounts)
Net income                                                  $51,301
Basic net income per share:
   Income available to common shareholders                   51,301     44,599,000     $1.15
Effect of dilutive securities:
   Stock options                                                 --      2,479,000
                                                            -------     ----------     -----
Diluted net income per share:
   Income available to common shareholders after assumed
     conversions                                            $51,301     47,078,000     $1.09
                                                            =======     ==========     =====

                     GREATER BAY BANCORP AND SUBSIDIARIES

   Options to purchase 1,531,000, 66,000 shares and 1,268,000 shares were anti-dilutive whereby the options' exercise price was greater than the average market price of the common shares, during the years ended December 31, 2001, 2000 and 1999, respectively, and were not included in the calculation of diluted net income per share.

   All years presented have been restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

   Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2001 merger with SJNB Financial Corp. at a 1.82 conversion ratio, 2000 mergers with Bank of Petaluma at a 0.5731 conversion ratio, Bank of Santa Clara at a 0.8499 conversion ratio, Coast Bancorp at a 0.6338 conversion ratio and Mt. Diablo Bancshares at a 0.9532 conversion ratio, and the 1999 mergers with Bay Commercial Services at a 0.6833 conversion ratio and Bay Area Bancshares at a
1.38682 conversion ratio.

NOTE 21--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

   The financial statements of Greater Bay Bancorp (parent company only) are presented below:

                      PARENT COMPANY ONLY--BALANCE SHEETS

                                                                 December 31,
                                                            ---------------------
                                                               2001        2000
                                                             --------    --------
                                                            (Dollars in thousands)

                     ASSETS:
Cash and cash equivalents                                   $ 59,347    $ 20,152
Investment in subsidiaries                                   594,660     474,252
Other investments                                             18,658      25,634
Other assets                                                  48,448      25,984
                                                             --------    --------
       Total assets                                         $721,113    $546,022
                                                             ========    ========
           LIABILITIES AND SHAREHOLDERS' EQUITY:
Subordinated debt                                           $225,775    $118,609
Other borrowings                                               6,800          --
Other liabilities                                             24,854      41,465
                                                             --------    --------
       Total liabilities                                     257,429     160,074
Shareholders' equity:
   Common stock                                              206,294     196,121
   Accumulated other comprehensive income                      3,967      (6,035)
   Retained earnings                                         253,423     195,862
                                                             --------    --------
       Total shareholders' equity                            463,684     385,948
                                                             --------    --------
       Total liabilities and shareholders' equity           $721,113    $546,022
                                                             ========    ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

                 PARENT COMPANY ONLY--STATEMENTS OF OPERATIONS

                                                                             Years ended December 31,
                                                                           ----------------------------
                                                                             2001      2000      1999
                                                                           --------  --------  --------
                                                                              (Dollars in thousands)
Income:
 Interest income                                                           $  3,098  $  3,694  $    551
 Cash dividends from subsidiaries                                            19,585    11,060     6,559
 Other income                                                                 2,856     1,379        --
                                                                           --------  --------  --------
   Total                                                                     25,539    16,133     7,110
                                                                           --------  --------  --------
Expenses:
 Interest expense                                                             1,619     8,536     4,382
 Salaries                                                                    34,588    22,280    17,138
 Occupancy and equipment                                                      8,782     6,416     3,821
 Merger expenses                                                             10,034    12,479     3,283
 Other expenses                                                              24,644     7,784     6,084
 Less: rentals and fees received from Banks                                 (62,113)  (41,480)  (27,653)
                                                                           --------  --------  --------
   Total                                                                     17,554    16,015     7,055
                                                                           --------  --------  --------
Income before taxes and equity in undistributed net income of subsidiaries    7,985       118        55
Income tax benefit                                                           (4,765)   (3,548)   (2,782)
                                                                           --------  --------  --------
Income before equity in undistributed net income of subsidiaries             12,750     3,666     2,837
                                                                           --------  --------  --------
Equity in undistributed net income of subsidiaries                           67,066    63,498    48,464
                                                                           --------  --------  --------
   Net income                                                              $ 79,816  $ 67,164  $ 51,301
                                                                           ========  ========  ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

                 PARENT COMPANY ONLY--STATEMENTS OF CASH FLOWS

                                                                      Years ended December 31,
                                                                    ----------------------------
                                                                      2001      2000      1999
                                                                    --------  --------  --------
                                                                       (Dollars in thousands)
Cash flows-operating activities
   Net income                                                       $ 79,816  $ 67,164  $ 51,301
   Reconciliation of net income to net cash from operations:
     Equity in undistributed net income of subsidiaries              (67,066)  (63,498)  (48,464)
     Net change in other assets                                       (3,852)   (7,939)  (10,230)
     Net change in other liabilities                                 (24,608)   42,379     4,322
                                                                    --------  --------  --------
Operating cash flow, net                                             (15,710)   38,106    (3,071)
                                                                    --------  --------  --------
Cash flows-investing activities
Purchases of available for sale securities                           (43,693)  (51,517)  (20,825)
 Proceeds from sale and maturities of available for sale securities    6,976     3,123    21,393
 Proceeds from sale of OREO                                                -       224         -
 Dividends from subsidiaries                                          19,585    10,560     4,166
 Capital contribution to the subsidiaries                            (33,526)  (47,736)  (29,761)
                                                                    --------  --------  --------
Investing cash flows, net                                            (50,658)  (85,346)  (25,027)
                                                                    --------  --------  --------
Cash flows-financing activities
 Net change in other borrowings                                       (4,534)    2,562     7,000
 Stock retired by Greater Bay and SJNB Financial Corp.                (2,830)        -    (3,911)
 Proceeds from private placement of stock                                  -    11,476    20,761
 Proceeds from issuance of subordinated debt                         122,166    52,062         -
 Proceeds from sale of common stock                                   11,640    15,294    11,842
 Stock issued in purchase accounting transaction                       1,376         -         -
 Payment of cash dividends                                           (22,255)  (18,686)  (10,669)
                                                                    --------  --------  --------
Financing cash flows, net                                            105,563    62,708    25,023
                                                                    --------  --------  --------
Net increase in cash and cash equivalents                             39,195    15,468    (3,075)
Cash and cash equivalents at the beginning of the year                20,152     4,684     7,759
                                                                    --------  --------  --------
Cash and cash equivalents at end of the year                        $ 59,347  $ 20,152  $  4,684
                                                                    ========  ========  ========

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 22--RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

   Total dividends which may be declared by the Banks without receiving prior approval from regulatory authorities are limited to the lesser of the Banks' retained earnings or the net income of the Banks for the latest three fiscal years, less dividends previously declared during that period.

   The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to Greater Bay or its affiliates unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited, in the aggregate, to 20% of each Bank's capital and surplus, as defined by federal regulations, or a maximum of $90.7 million at December 31, 2001. No such advances were made during 2001 or exist as of December 31, 2001.

NOTE 23--FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates, methods and assumptions are set forth below for our financial instruments. Our estimated fair values of financial instruments as of December 31, 2001 and 2000 are as follows:

                                               2001                  2000
                                       --------------------- ---------------------
                                        Carrying              Carrying
                                         Amount   Fair Value   Amount   Fair Value
                                       ---------- ---------- ---------- ----------
                                                 (Dollars in thousands)

Financial assets:
 Cash and due from banks               $  189,404 $  189,404 $  291,605 $  291,605
 Short term investments and Fed
   Funds Sold                              26,000     26,000    184,370    176,542
 Investment securities                  2,970,630  2,970,630  1,091,064  1,101,416
 Loans, net                             4,370,977  4,413,079  3,973,329  4,008,905
Financial liabilities:
 Deposits:
   Demand, noninterest-bearing            953,989    953,989  1,133,958  1,133,958
   MMDA, NOW and Savings                2,280,119  2,280,119  2,349,041  2,349,041
   Time certificates, $100,000
     and over                             642,073    644,251    706,535    706,722
   Other time certificates              1,113,890  1,117,730    560,870    561,322
 Other borrowings                       2,095,896  2,110,751    463,267    431,228
 Company obligated mandatory
   redeemable preferred securities
   of subsidiary trust holding solely
   junior subordinated debentures         218,000    218,000     99,500     92,365

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  Cash and Cash Equivalents

   The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

  Investment Securities

   The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of long term investments, except certain state and municipal securities, is estimated based on quoted market prices or bid quotations from securities dealers.

                     GREATER BAY BANCORP AND SUBSIDIARIES

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

  Deposit Liabilities and Borrowings

   The fair value for all deposits without fixed maturities and short term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of core deposits does not reflect the market core deposits premium of approximately 10%--12%. Additionally, the fair value of deposits does not include the benefit that results from the low cost of funding provided by our deposits as compared to the cost of borrowing funds in the market.

  Commitments to Extend Credit and Standby Letters of Credit

   The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the above table.

  Limitations

   These fair value disclosures represent management's best estimates, based on relevant market information and information about the financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, our entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 24--ACTIVITY OF BUSINESS SEGMENTS

   The accounting policies of the segments are described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges allocating all corporate-headquarters costs to each of its operating segments. Intersegment revenue is recorded at prevailing market terms and rates and is not significant to the results of the segments. This revenue is eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

   We are organized primarily along community banking and trust divisions. Eleven of the divisions have been aggregated into the "community banking" segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The GBB Trust division has been shown as the "trust operations" segment. Our business is conducted principally in the U.S.; foreign operations are not material.

   The following table shows each segments key operating results and financial position for the years ended or as of December 31, 2001, 2000 and 1999:

                                          2001                  2000                   1999
                                  --------------------- --------------------- ----------------------
                                  Community    Trust    Community    Trust     Community    Trust
                                   banking   operations  banking   operations   banking   operations
                                  ---------- ---------- ---------- ---------- ----------- ----------
                                                        (Dollars in thousands)
Net interest income               $  318,385  $  1,145  $  269,941  $    551  $   183,662 $      369
Other income                          37,976     4,009      29,889     3,753       41,838     3,007
Operating expenses                   104,566     3,012     104,093     2,703      165,546     2,863
Net income before income taxes(1)    178,170     1,826     166,916     1,601      110,232       121
Total assets                       7,155,941        --   5,335,716        --    4,270,450        --
Deposits                           4,935,208    54,814   4,693,241    57,163    3,678,790    57,831
Assets under management                   --   629,696          --   773,791           --   697,435

--------
(1) Includes intercompany earnings allocation charge which is eliminated in consolidation

   A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 2001, 2000 and 1999 is presented below.

                                                         As of and for year ended December 31,
                                                         ------------------------------------
                                                            2001          2000        1999
                                                         ----------    ----------  ----------
                                                                (Dollars in thousands)

Net interest income and other income
  Total segment net interest income and other income     $  361,515    $  317,120  $  240,863
  Parent company net interest income and other income         4,335        (4,400)     (3,893)
                                                         ----------    ----------  ----------
    Consolidated net interest income and other income    $  365,850    $  312,720  $  236,970
                                                         ==========    ==========  ==========
Net income before taxes
  Total segment net income before income taxes           $  179,996    $  151,401  $  110,155
  Parent company net income before income taxes             (73,712)      (40,572)    (32,393)
                                                         ----------    ----------  ----------
    Consolidated net income before income taxes          $  106,284    $  110,829  $   77,762
                                                         ==========    ==========  ==========
Total assets
  Total segment assets                                   $7,155,941    $5,335,716  $4,270,450
  Parent company segment assets                             721,113       482,439      34,360
                                                         ----------    ----------  ----------
    Consolidated total assets                            $7,877,054    $5,818,155  $4,304,810
                                                         ==========    ==========  ==========

                     GREATER BAY BANCORP AND SUBSIDIARIES

NOTE 25--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following table presents the summary results for the stated eight quarters:

                                          For the quarter ended
                              ---------------------------------------------
                              December 31, September 30, June 30, March 31,
                                  2001         2001        2001     2001
                              ------------ ------------- -------- ---------
                              (Dollars in thousands, except per share data)
    Interest income             $129,946     $131,856    $124,669 $120,770
    Net interest income           87,892       80,977      77,041   75,099
    Provision for loan losses     28,950        8,400      10,049    7,328
    Other income                   9,684       10,699      13,003   11,456
    Other expenses                49,028       44,933      41,669   39,961
    Income before taxes           19,598       38,343      38,326   39,266
    Net income                     7,515       23,826      23,943   24,532
    Net income per share:
       Basic                    $   0.15     $   0.48    $   0.48 $   0.50
       Diluted                  $   0.15     $   0.46    $   0.47 $   0.48

                                          For the quarter ended
                              ---------------------------------------------
                              December 31, September 30, June 30, March 31,
                                  2000         2000        2000     2000
                              ------------ ------------- -------- ---------
                              (Dollars in thousands, except per share data)
    Interest income             $119,051     $110,812    $101,415 $ 92,361
    Net interest income           74,246       68,279      65,064   58,000
    Provision for loan losses      6,516        7,994       8,437    5,874
    Other income                   9,396       11,425       8,567   17,743
    Other expenses                37,775       34,938      33,570   36,685
    Income before taxes           35,818       29,735      24,880   30,795
    Net income                    20,913       15,638      13,002   17,611
    Net income per share:
       Basic                    $   0.43     $   0.32    $   0.27 $   0.38
       Diluted                  $   0.41     $   0.31    $   0.26 $   0.36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Greater Bay Bancorp:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 13, 2002