Form 10-Q
period 2002-03-31
GREATER BAY BANCORP
filed 2002-04-23
CIK 775473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to __________.

Commission file number 0-25034

GREATER BAY BANCORP
(Exact name of registrant as specified in its charter)

California	77-0387041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2860 West Bayshore Road, Palo Alto, California 94303
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (650) 813-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Outstanding shares of Common Stock, no par value, as of April 9, 2002: 50,503,317

GREATER BAY BANCORP

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
	(unaudited)
ASSETS
Cash and due from banks	$206,487	$189,404
Federal funds sold	20,000	26,000
Other short term securities	10,344	—

Cash and cash equivalents	236,831	215,404
Investment securities:
Available for sale, at fair value	3,069,368	2,863,009
Other securities	115,399	107,621

Investment securities	3,184,767	2,970,630
Total loans:
Commercial	1,901,577	1,909,056
Term real estate—commercial	1,466,686	1,407,300

Total commercial	3,368,263	3,316,356
Real estate construction and land	697,899	744,127
Real estate other	251,021	246,117
Consumer and other	196,111	204,483
Deferred loan fees and discounts	(14,917)	(15,362)

Total loans, net of deferred fees	4,498,377	4,495,721
Allowance for loan losses	(125,331)	(124,744)

Total loans, net	4,373,046	4,370,977
Property, premises and equipment, net	56,281	48,883
Goodwill	121,890	24,704
Other intangible assets	49,832	—
Interest receivable and other assets	307,378	246,456

Total assets	$8,330,025	$7,877,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$934,150	$953,989
MMDA, NOW and savings	2,271,837	2,280,119
Time certificates, $100,000 and over	590,965	642,073
Other time certificates	1,244,260	1,113,890

Total deposits	5,041,212	4,990,071
Borrowings	2,313,428	2,095,896
Other liabilities	176,688	94,403

Total liabilities	7,531,328	7,180,370

Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	218,000	218,000
Preferred stock of real estate investment trust subsidiaries of the Banks	15,650	15,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 1,600,000 shares authorized; none issued	—	—
7.25% convertible preferred stock; par value $50.00: 2,400,000 authorized shares; 1,449,898 and 0 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	72,500	—
Common stock, no par value: 80,000,000 shares authorized; 50,501,861 and 49,831,682 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	213,906	206,294
Accumulated other comprehensive income	3,699	3,967
Retained earnings	274,942	253,423

Total shareholders’ equity	565,047	463,684

Total liabilities and shareholders’ equity	$8,330,025	$7,877,054

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2002	2001*
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest on loans	$82,575	$100,751
Interest on investment securities:
Taxable	43,319	16,144
Tax-exempt	1,432	2,477

Total interest on investment securities	44,751	18,621
Other interest income	2,099	1,398

Total interest income	129,425	120,770

INTEREST EXPENSE
Interest on deposits	20,934	39,165
Interest on long term borrowings	6,317	2,143
Interest on other borrowings	9,640	4,363

Total interest expense	36,891	45,671

Net interest income	92,534	75,099
Provision for loan losses	16,000	7,328

Net interest income after provision for loan losses	76,534	67,771

NON-INTEREST INCOME
Insurance agency commissions and fees	10,891	—
Service charges and other fees	2,828	2,334
Loan and international banking fees	2,527	2,541
Trust fees	906	886
ATM network revenue	583	662
Gain on sale of loans	496	835
Gain on sale of investments, net	200	1,587
Other income	4,161	2,611

Total	22,592	11,456

OPERATING EXPENSES
Compensation and benefits	28,575	21,046
Occupancy and equipment	8,838	6,261
Dividends on Trust Preferred Securities and preferred stock of real estate investment trusts	5,323	2,458
Legal and other professional fees	1,689	1,453
Telephone, postage and supplies	1,633	1,505
Marketing and promotion	1,452	1,361
Client services	647	803
Amortization of intangibles	562	271
FDIC insurance and regulatory assessments	463	336
Directors fees	289	421
Other expenses	5,522	4,046

Total operating expenses	54,993	39,961

Income before provision for income taxes	44,133	39,266
Provision for income taxes	16,531	14,734

Net income	$27,602	$24,532

Net income per share—basic	$0.54	$0.50

Net income per share—diluted	$0.52	$0.48

Cash dividends per share of common stock	$0.115	$0.10

*	Restated on a historical basis to reflect the merger described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2002	2001*
	(Dollars in thousands)
Net income	$27,602	$24,532

Other comprehensive income (loss):
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period (net of taxes of $220,000 and $6.6 million for the three months ended March 31, 2002 and 2001, respectively)	(386)	9,393
Reclassification adjustment for net gains included in net income	118	934

Net change	(268)	10,327
Cash flow hedge:
Net derivative losses arising during period (net of taxes of $(719,000) for the three months ended March 31, 2001)	—	(1,028)
Reclassification adjustment for income included in net income (net of taxes of $18,000 for the three months ended March 31, 2001)	—	25

Net change	—	(1,003)
Other comprehensive income (loss)	(268)	9,324

Comprehensive income	$27,334	$33,856

*	Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2002	2001*
	(Dollars in thousands)
Cash flows—operating activities
Net income	$27,602	$24,532
Reconcilement of net income to net cash from operations:
Provision for loan losses	16,000	7,328
Depreciation and amortization	3,343	2,628
Deferred income taxes	(242)	(782)
(Gain) loss on sale of investments, net	(200)	1,466
Proceeds from loan sales	—	32
Changes in:
Accrued interest receivable and other assets	(83,004)	2,199
Accrued interest payable and other liabilities	82,285	(7,048)
Deferred loan fees and discounts, net	(445)	(196)

Operating cash flows, net	45,339	30,159

Cash flows—investing activities
Maturities and partial paydowns on investment securities available for sale	547,772	129,651
Purchase of investment securities:
Available for sale	(893,996)	(420,400)
Other securities	(7,778)	(10,622)
Proceeds from sale of available for sale securities	140,065	65,766
Loans, net	(17,624)	(141,247)
Payment for business acquisition	(59,150)	(8,500)
Cash acquired in business acquisition	18,288	517
Purchase of property, premises and equipment	(2,091)	(5,309)
Purchase of insurance policies	(19,600)	(3,661)

Investing cash flows, net	(294,114)	(393,805)

Cash flows—financing activities
Net change in deposits	51,141	62,561
Net change in other borrowings—short term	67,932	163,166
Proceeds from other borrowings—long term	149,600	—
Principal repayment—long term borrowings	—	(21,501)
Proceeds from sale of common stock	7,612	6,333
Cash dividends for convertible preferred stock	(262)	—
Cash dividends	(5,821)	(4,989)

Financing cash flows, net	270,202	205,570

Net change in cash and cash equivalents	21,427	(158,076)
Cash and cash equivalents at beginning of period	215,404	475,975

Cash and cash equivalents at end of period	$236,831	$317,899

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$34,817	$41,884

Income taxes	$—	$16,314

Non-cash transactions:
Additions to other real estate owned	$972	$1,426

*	Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of March 31, 2002, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended March 31, 2002 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we” or “our” on a consolidated basis) and are not audited. The interim financial data as of March 31, 2002 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002.

Organization and Nature of Operations

Greater Bay is a financial holding company with 11 bank subsidiaries (the “Banks”): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Greater Bay also owns ABD Insurance and Financial Services, Inc. (“ABD”), a commercial insurance brokerage firm.

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

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville. Certain of our divisions’ operations extend beyond the San Francisco Bay Area. ABD operates throughout California. CAPO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

We have completed three mergers or acquisitions since December 31, 2000. The merger with SJNB Financial Corp. which resulted in the acquisition of San Jose National Bank was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the merger has been restated as if the merger had occurred at the beginning of the earliest period presented. The acquisitions of CAPCO Financial Company, Inc. (“CAPCO”) and ABD, were accounted for using the purchase accounting method and accordingly CAPCO and ABD’s results of operations have been included in the consolidated financial statements since the date of acquisitions.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay and its subsidiaries and its operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current presentation. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

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

Insurance Agency Commissions and Fees

Commission income is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is the Company’s first notification of amounts earned. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) was amortized straight-line over 20 years. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition. Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill.

SFAS No. 142 also requires an analysis of impairment of goodwill at least annually or more frequently upon the occurrence of certain events. Additionally, during the year of adoption, we have six months from the date of adoption to complete the initial test. We will perform the required impairment tests of goodwill and indefinite-lived intangible assets by June 30, 2002.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance—December 31, 2001	$3,967	$—	$3,967
Current period change in fair value	(268)	—	(268)

Balance—March 31, 2002	$3,699	$—	$3,699

Balance—December 31, 2000	$(6,183)	$148	$(6,035)
Current period change in fair value	10,327	(1,003)	9,324

Balance—March 31, 2001	$4,144	$(855)	$3,289

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), we use the “management approach” for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

NOTE 2—BUSINESS COMBINATIONS

On March 12, 2002, we completed an acquisition of ABD for a purchase price of $193.6 million in cash and a new series of convertible preferred stock in a tax-free reorganization. This amount includes an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and an additional $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals during 2002, 2003, 2004 and 2005. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The source of funds for the acquisition was a $45.0 million advance on credit lines and our available cash.

The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired was $146.0 million of which $95.6 million was recorded as goodwill and $50.4 million was recorded as other intangible assets. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. The other intangible assets will be amortized using a method that approximates the anticipated utilization of the expirations which will cover a period of ten years.

On October 23, 2001, SJNB Financial Corp. the holding company of San Jose National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of SJNB Financial Corp. were converted into an aggregate of approximately 6,944,000 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with SJNB Financial Corp. on a pooling-of-interests basis.

On March 30, 2001, we completed an acquisition of CAPCO for a purchase price of $8.5 million in cash and 44,820 shares of common stock with a fair value of $1.4 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, CAPCO’s results of operations have been included in the consolidated financial statements since the date of the merger. The source of funds for the acquisition was a $6.9 million advance on an existing credit line and our available cash.

The purchase price for the CAPCO merger has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.7 million, was recorded as goodwill, and through December 31, 2001 amortized using the straight-line method over twenty years. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill will no longer be amortized. Had goodwill not been amortized for the quarter ended March 31, 2001, or the year ended December 31, 2001, net income would have increased by $175,000 and $844,000, or $0.00, and $0.02 per share, respectively. There was no amortization of goodwill prior to 2001.

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

We recorded additional goodwill of $95.6 million and expirations of $50.4 million in connection with the ABD acquisition. Expirations represent the estimated fair value of ABD’s existing customer list (or “book of business”) that has been developed by ABD over a period of years and reflects the sum total of the value of the ongoing sales and service efforts of the agency. The expirations are estimated to have a life of 10 years. Amortization for intangibles for 2002 and each of the next four years is estimated to range between $5.0 million and $6.5 million per year. Additional goodwill in the amount of $1.5 million was recognized in connection with prior acquisitions upon satisfaction of certain contingencies.

Other intangible assets at March 31, 2002 were as follows:

	Gross carrying amount	Accumulated amortization
	(Dollars in thousands)
Expirations	$50,375	$(543)

SFAS No. 142 also requires an analysis of impairment of goodwill at least annually or more frequently upon the occurrence of certain events. Additionally, during the year of adoption, we have six months from the date of adoption to complete the initial test. We will perform the required impairment tests of goodwill and indefinite-lived intangible assets by June 30, 2002.

Pro forma financial information for the CAPCO and ABD acquisitions have not been provided as these acquisitions do not meet the requirements for such reporting prescribed under SFAS No. 141, “Business Combinations”.

NOTE 4—BORROWINGS

Borrowings are detailed as follows:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Short term borrowings:
FHLB advances	$1,158,000	$1,334,711
Securities sold under agreements to repurchase	400,989	264,727
Advances under credit lines	45,000	—
Other short term notes payable	16,540	34,402
Bankers acceptances sold	4,000	6,800

Total short term borrowings	1,624,529	1,640,640

Long term borrowings:
FHLB advances	610,687	379,828
Securities sold under agreements to repurchase	57,700	57,700
Other long term notes payable	20,512	17,728

Total long term borrowings	688,899	455,256

Total borrowings	$2,313,428	$2,095,896

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

During the three months ended March 31, 2002 and the year ended December 31, 2001, the average balance of securities sold under short term agreements to repurchase was $383.8 million and $210.4 million, respectively, and the average interest rates during those periods were 2.23% and 3.51%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days from date of purchase.

During the three months ended March 31, 2002 and the year ended December 31, 2001, the average balance of federal funds purchased was $318.9 million and $128.4 million, respectively, and the average interest rates during those periods were 2.32% and 4.43%, respectively. There was no such balance outstanding at March 31, 2002 and December 31, 2001.

During the three months ended March 31, 2002 and the year ended December 31, 2001, the average balance of bankers acceptances sold was $5.0 million and $1.7 million, respectively, and the average interest rates during those periods were 4.11% and 4.22%, respectively.

The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities:

	Short Term	Long Term
	(Dollars in thousands)
Amount	$1,158,000	$610,687
Maturity	2003	2004-2011
Average Rates	2.89%	3.94%

As of March 31, 2002, we had short-term, unsecured credit facilities from three financial institutions totaling $100.0 million. At March 31, 2002 and December 31, 2001 we had advances outstanding of $45.0 million and $0 million under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, we were in compliance with all related financial covenants for these credit facilities.

NOTE 5—FORMATION OF MPB INVESTMENT TRUST

During the first quarter of 2002, we formed and funded MPB Investment Trust (“MPBIT”), a Maryland real estate investment trust, as a wholly owned subsidiary of Mid-Peninsula Bank (“MPB”). MPBIT provides MPB with flexibility in raising capital. MPB contributed loans with a net book value of $318.2 million, and $500,000 in cash to MPBIT, in exchange for 100% of the common and preferred stock of MPBIT. As of March 31, 2002, the net income, assets and equity of MPBIT are eliminated in consolidation.

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

NOTE 6—PER SHARE DATA

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2002 and 2001.

	For the three months ended March 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Net income	$27,602
Dividends on preferred stock	(262)

Income available to common shareholders	27,340	50,204,000	$0.54
Effect of dilutive securities:
Convertible preferred stock	262	827,000
Stock options	—	1,995,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$27,602	53,026,000	$0.52

	For three months ended March 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Income available to common shareholders	$24,532	49,192,000	$0.50
Effect of dilutive securities:
Stock options	—	2,221,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$24,532	51,413,000	$0.48

There were options to purchase 1,850,351 shares and 1,268,612 shares that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares, during the three months ended March 31, 2002 and 2001, respectively.

Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the October 23, 2001 merger with SJNB Financial Corp. at a 1.82 conversion ratio.

NOTE 7—ACTIVITY OF BUSINESS SEGMENTS

        The accounting policies of the segments are described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenue, as well as charges allocating the appropriate corporate-headquarters costs to each of our operating segments. Intersegment revenue is recorded at prevailing market terms and rates and is not significant to the results of the segments. This revenue is eliminated in consolidation. We evaluate the performances of our segments and allocate resources to them based on net interest income, non-interest income, net income before income taxes, total assets and deposits.

GREATER BAY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002 and December 31, 2001 and for the
Three Months Ended March 31, 2002 and 2001

We are organized primarily along community banking, insurance agency services and trust business segments. Thirteen of our operating divisions have been aggregated into the “community banking” segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division has been shown as the “trust operations” segment. Our business is conducted within the United States; foreign operations are not material.

The following table shows each segment’s key operating results and financial position for the three months ended March 31, 2002 and 2001:

	Three months ended March 31, 2002				Three months ended March 31, 2001
	Community banking	Insurance agency services	Trust operations	Total	Community banking	Insurance agency services	Trust operations	Total
	(Dollars in thousands)
Net interest income	$91,529	$166	$191	$91,886	$74,926	$—	$178	$75,104
Non-interest income	7,304	10,891	986	19,181	10,338	—	1,002	11,340
Operating expenses	26,480	7,495	762	34,737	26,320	—	722	27,042
Net income before income taxes (1)	37,992	3,562	276	41,830	36,944	—	389	37,333

Total assets	7,249,234	210,517	—	7,459,751	5,523,397	—	—	5,523,397
Deposits	4,987,706	—	53,506	5,041,212	4,760,403	—	52,561	4,812,964
Trust assets administered	—	—	644,216	644,216	—	—	734,910	734,910

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the three months ended March 31, 2002 and 2001 is presented below.

	Three months ended March 31, 2002	Three months ended March 31, 2001
	(Dollars in thousands)
Net interest income and non-interest income
Total segment net interest income and non-interest income	$111,067	$86,444
Parent company net interest income and non-interest income	4,059	111

Consolidated net interest income and non-interest income	$115,126	$86,555

Net income before taxes
Total segment net income before income taxes	$41,830	$37,333
Parent company net income before income taxes	2,303	1,933

Consolidated net income before income taxes	$44,133	$39,266

Total assets
Total segment assets	$7,459,751	$5,523,397
Parent company assets	870,274	530,998

Consolidated total assets	$8,330,025	$6,054,395

NOTE 8—CASH DIVIDEND

We declared a cash dividend of $0.115 cents per share payable on April 17, 2002 to shareholders of record as of April 5, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Greater Bay is a financial holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Greater Bay also owns ABD Insurance and Financial Services, Inc., a commercial insurance brokerage firm.

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

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville. Certain of our divisions’ operations extend beyond the San Francisco Bay Area. ABD operates throughout California. CAPCO’s office is located in the Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

At March 31, 2002, we had total assets of $8.3 billion, total loans, net, of $4.4 billion and total deposits of $5.0 billion.

We have completed three mergers or acquisitions since December 31, 2000. The merger with SJNB Financial Corp. which resulted in the acquisition of San Jose National Bank was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the merger has been restated as if the merger had occurred at the beginning of the earliest period presented. The acquisitions with CAPCO and ABD were accounted for using the purchase accounting method and accordingly CAPCO’s and ABD’s results of operations have been included in the consolidated financial statements since the date of these acquisitions.

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

The following table summarizes income, income per share and key financial ratios for the periods indicated using two different measurements:

	Net income
	Three months ended March 31, 2002	Three months ended March 31, 2001
	(Dollars in thousands, except per share amounts)
Net income	$27,602	$24,532
Net income per share:
Basic	$0.54	$0.50
Diluted	$0.52	$0.48
Return on average assets	1.39%	1.73%
Return on average shareholders’ equity	20.38%	24.51%

	Cash earnings (income before amortization of intangibles)(1)
	Three months ended March 31, 2002	Three months ended March 31, 2001
	(Dollars in thousands, except per share amounts)
Cash earnings	$27,939	$24,707
Earnings per share:
Basic	$0.55	$0.50
Diluted	$0.53	$0.48
Return on average assets	1.41%	1.74%
Return on average shareholders’ equity	20.63%	24.68%

(1)
In addition to the principal performance measures prepared in accordance with generally accepted accounting principles, we are providing these supplemental pro forma performance measures to highlight the results of our cash earnings. We believe that these calculations, which are derived from data presented on the face of our consolidated financial statements, are useful for investors to provide comparability of our core operations from period to period with regard to our cash earnings. These calculations are not intended to be a substitute for the principal performance measures prepared in accordance with generally accepted accounting principles.

The 12.5% increase in net income during first quarter of 2002 as compared to first quarter of 2001 was the result of growth in loans and investments and an increase in income provided by the acquisition of ABD in March 2002. For the three months ended March 31, 2002, net interest income increased 23.2% as compared to the three months ended March 31, 2001. This increase was primarily due to a 42.3% increase in average interest-earning assets for the three months ended 2002 as compared to 2001. Non-interest income for the three months ended March 31, 2002 increased 97.2%. The increase is due primarily as a result of the acquisition of ABD. The increases in loans and deposits also contributed to the 8.7% increase in loan and international banking fees and service charges and other fees. Increases in operating expenses resulted from the addition of ABD and were also required to service and support our growth. As a result, increases in revenue were partially offset for the three months ended March 31, 2002 by a 37.6% increase in operating expenses, as compared to three months ended March 31, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Net Interest Income-Overview

We have been able to effectively manage our net interest margin over the last year as market interest rates declined 475 basis points during 2001, while our first quarter of 2002 margin only declined 77 basis points from the net interest margin during the first quarter of 2001. Our asset sensitive balance sheet caused the decline in the net interest margin in 2001; however, active management of the balance sheet mitigated the impact. Falling market interest rates place pressure on our net interest margin, while during periods of rising market interest rates, our net interest margin will expand. This is the result of the majority of our loans having interest rates tied to the prime rate and moving upward immediately upon a market interest rate increase, compared to our interest bearing liabilities, which do not reprice as quickly, nor do they reprice to the same levels as the interest rate sensitive loans. In response to those conditions, we changed our balance sheet mix and composition as we shifted the funding source of our specialty finance businesses from a core deposit base to a wholesale funding strategy. This funding shift corresponds with our original strategy for financing these niche specialty finance businesses. The impact of this change has allowed us to also restructure and increase the size of our investment securities portfolio by funding a substantial portion of it with the deposits which previously supported the specialty finance business units. The overall impact of this funding change has been threefold. First, it has increased the overall net interest income from operations, second it has allowed us to improve liquidity and reduce the duration of our investment portfolio and third it has slightly reduced the asset sensitivity of our balance sheet. On a combined basis, this change has positioned us to slightly reduce our exposure to declining interest rates, while also effectively restructuring our balance sheet to take advantage of market interest rates when they move upward.

Based on the current economic forecast, it appears an economic recovery has begun, albeit at a slow pace. Moreover, the Federal Reserve Board has now changed its bias to a neutral stance, with many economists and the forward yield curve assuming that rates will rise by the end of 2002. On a prospective basis, the Company believes that its net interest margin will increase approximately 4 to 6 basis points for every 25 basis point increase in market interest rates. The relationship is estimated to be reasonable, at a minimum, through an additional 50 basis point increase in market interest rates, assuming the mix and composition of the balance sheet remain similar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Net Interest Income

Net interest income increased 23.2% to $92.5 million for the first quarter of 2002 from $75.1 million for the first quarter of 2001. This increase was primarily due to the $2.2 billion, or 42.3%, increase in average interest-earning assets, which was partially offset by the 77 basis point decrease in our net yield on interest-earning assets. Net interest income increased 5.3% in the first quarter of 2002 from $87.9 million from the fourth quarter of 2001. This increase was primarily due to the $323.2 million, or 4.5%, increase in average interest-earning assets, which was partially offset by the 15 basis point decrease in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended March 31, 2002			Three months ended December 31, 2001			Three months ended March 31, 2001
	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$55,159	$222	1.63%	$65,726	$463	2.79%	$79,910	$1,117	5.67%
Other short term securities	345	5	5.88%	—	—	0.00%	19,242	281	5.92%
Investment securities:
Taxable	2,917,473	45,191	6.28%	2,479,752	40,346	6.46%	901,637	16,144	7.26%
Tax-exempt (2)	125,618	1,432	4.62%	249,168	2,938	4.68%	193,331	2,477	5.20%
Loans (3)	4,439,279	82,575	7.54%	4,420,039	86,249	7.74%	4,101,904	100,751	9.96%

Total interest-earning assets	7,537,874	129,425	6.96%	7,214,684	129,996	7.15%	5,296,024	120,770	9.25%
Noninterest-earning assets	490,786			399,169			453,250

Total assets	$8,028,660	129,425		$7,613,853	129,996		$5,749,274	120,770

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,346,499	8,751	1.51%	$2,300,679	10,773	1.86%	$2,401,875	21,390	3.61%
Time deposits, over $100,000	603,115	3,857	2.59%	684,317	5,800	3.36%	542,729	7,733	5.78%
Other time deposits	1,170,100	8,326	2.89%	938,691	7,979	3.37%	720,140	10,042	5.66%

Total interest-bearing deposits	4,119,714	20,934	2.06%	3,923,687	24,552	2.48%	3,664,744	39,165	4.33%
Borrowings	2,100,865	15,957	3.08%	1,913,930	17,552	3.64%	440,427	6,506	5.99%

Total interest-bearing liabilities	6,220,579	36,891	2.41%	5,837,617	42,104	2.86%	4,105,171	45,671	4.51%
Noninterest-bearing deposits	935,428			945,550			1,016,228
Other noninterest-bearing liabilities	90,331			143,227			122,438
Trust Preferred Securities and preferred stock of real estate investment trust subsidiaries of the Banks	233,022			218,000			99,500

Shareholders’ equity	549,300			469,459			405,937

Total shareholders’ equity and liabilities	$8,028,660	36,891		$7,613,853	42,104		$5,749,274	45,671

Net interest income		$92,534			$87,892			$75,099

Interest rate spread			4.56%			4.29%			4.74%
Contribution of interest free funds			0.42%			0.55%			1.01%

Net yield on interest-earnings assets(4)			4.98%			4.83%			5.75%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)
Tax equivalent yields earned on the tax exempt securities are 4.62%, 4.68% and 5.20% for the three months ended March 31, 2002, December 31, 2001, and March 31, 2001, respectively, using the federal statutory rate of 34%.

(3)	Loan fees totaling $1.9 million, $2.3 million and $3.9 million are included in loan interest income for three months ended March 31, 2002, December 31, 2001 and March 31, 2001, respectively.
(4)
Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

	Three months ended March 31, 2002 compared with December 31, 2001 favorable / (unfavorable)			Three months ended March 31, 2002 compared with March 31, 2001 favorable / (unfavorable)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(67)	$(174)	$(241)	$(271)	$(624)	$(895)
Other short term investments	—	5	5	(274)	(2)	(276)
Investment securities:
Taxable	6,064	(1,219)	4,845	31,548	(2,501)	29,047
Tax-exempt	(1,471)	(35)	(1,506)	(795)	(250)	(1,045)
Loans	100	(3,774)	(3,674)	7,915	(26,091)	(18,176)

Total interest income	4,626	(5,197)	(571)	38,123	(29,468)	8,655

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(188)	2,210	2,022	482	12,157	12,639
Time deposits over $100,000	664	1,279	1,943	(797)	4,673	3,876
Other time deposits	(1,656)	1,309	(347)	(4,613)	6,329	1,716

Total interest-bearing deposits	(1,179)	4,797	3,618	(4,928)	23,159	18,231
Borrowings	(1,451)	3,046	1,595	(14,035)	4,584	(9,451)

Total interest expense	(2,631)	7,844	5,213	(18,962)	27,742	8,780

Net increase (decrease) in net interest income	$1,995	$2,647	$4,642	$19,160	$(1,725)	$17,435

The Quarter Ended March 31, 2002 Compared to March 31, 2001

Interest income in the first quarter ended March 31, 2002 increased 7.2% to $129.4 million from $120.8 million in the quarter ended March 31, 2001. This was primarily due to the increase in loans, our highest yielding interest-earning asset, and investment securities. The increase was partially offset by a decrease in the yield earned on average interest-earning assets. Average interest-earning assets increased $2.2 billion, or 42.3%, to $7.5 billion in the three months ended March 31, 2002, compared to $5.3 billion in the same period for 2001. Average loans increased $337.4 million, or 8.2%, to $4.4 billion for three months ended March 31, 2002 from $4.1 billion in the same period for 2001. Average investment securities, Federal funds sold and other short-term securities, increased 159.5% to $3.1 billion in the first quarter of 2002 from $1.2 billion in the same period for 2001. The impact of the increase in average assets was partially offset by a decrease in the yield earned on interest-earning assets.

The average yield on interest-earning assets decreased 229 basis points to 6.96% in the first quarter of 2002 from 9.25% in the same period of 2001 primarily reflecting the 475 basis points decline in the fed fund rate during 2001. Loans represented approximately 58.9% of total interest-earning assets in the first quarter of 2002 compared to 77.5% for the same period in 2001. The average yield on loans decreased 242 basis points to 7.54% in the same period of 2002 from 9.96% for the same period in 2001.

        Interest expense in the first quarter of 2002 decreased 19.2% to $36.9 million from $45.7 million for the same period of 2001. This decrease was due to lower interest rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 51.5% to $6.2 billion in the first quarter of 2002 from $4.1 billion in the same period for 2001. The increase was due primarily to the increase in time deposit accounts and short term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The average yield on interest-bearing liabilities decreased 210 basis points to 2.41% in the first quarter of 2002 from 4.51% in the same period of 2001. The average yield on interest bearing deposits decreased 227 basis points to 2.06% in the same period of 2002 from 4.33% in the same period 2001.

During the first quarter of 2002, average noninterest-bearing deposits decreased to $935.4 million from $1.0 billion in the same period of 2001.

As a result of the foregoing, our interest rate spread decreased to 4.56% in the first quarter of 2002 from 4.74% in the same period of 2001. The net yield on interest-earning assets decreased in the first quarter of 2002 to 4.98% from 5.75% in the same period of 2001.

The Quarter Ended March 31, 2002 Compared to December 31, 2001

Interest income decreased 0.4% to $129.4 million in the first quarter of 2002 from $130.0 million in the previous quarter, as a result of the decline in the yields earned. Average interest-earning assets increased 4.5% to $7.5 billion in the first quarter of 2002 from $7.2 billion in the previous quarter primarily as a result of an increase in investment securities. The yield on the higher volume of average interest-earning assets declined 19 basis points to 6.96% in the first quarter of 2002 from 7.15% in the previous quarter, primarily reflecting the 125 basis points decline in the Federal funds rate during the fourth quarter of 2001. Loans represented approximately 58.9% of total interest-earning assets in the first quarter of 2002 compared to 61.3% in the previous period. The average yield on loans decreased 20 basis points to 7.54% in the first quarter of 2002 from 7.74% in the previous period.

Interest expense in the first quarter of 2002 decreased 12.4% to $36.9 million from $42.1 million in the previous quarter as a result of a decrease in the rates paid on interest-bearing liabilities, which was partially offset by the increase in the volume of interest-bearing liabilities. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 6.6% to $6.2 billion in the first quarter of 2002 from $5.8 billion in the previous quarter.

The average yield on interest-bearing liabilities decreased 45 basis points to 2.41% in the first quarter of 2002 from 2.86% in the previous quarter. The average yield on interest bearing deposits decreased 42 basis points to 2.06% in the first quarter of 2002 from 2.48% in the previous quarter.

During the first quarter of 2002, average noninterest-bearing deposits decreased to $935.4 million from $945.6 million in the previous quarter.

As a result of the foregoing, our interest rate spread increased to 4.56% in the first quarter of 2002 from 4.29% in the previous quarter and the net yield on interest-earning assets increased to 4.98% in the first quarter of 2002 from 4.83% in the previous quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

We incurred client service expenses with respect to our noninterest-bearing deposits. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If these expenses had been included in interest expense, our net yield on interest-earning assets would have been as follows for each of the periods presented.

	Three months ended March 31,
	2002	2001
	(Dollars in thousands)
Average noninterest-bearing demand deposits	$935,428	$1,016,228
Client service expenses	647	803
Client service expenses, as a percentage of average noninterest bearing demand deposits	0.28%	0.32%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets	4.98%	5.75%
Impact of client service expense	(0.04)%	(0.06)%

Adjusted net yield on interest-earning assets	4.94%	5.69%

The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects our efforts to control interest expense.

Provision for Loan Losses

The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

The provision for loan losses for the first quarter of 2002 was $16.0 million, compared to $7.3 million for the first quarter of 2001. The increase in the provision for loan losses corresponds to the increase in our net charge-offs for the first quarter of 2002 ($15.4 million as compared to $5.4 million for the first quarter of 2001). $11.1 million or 72.0% of the total for the first quarter of 2002 related to the corporate syndicated national credit portfolio (“SNC portfolio”). Our ratio of allowance for loan losses to total loans at March 31, 2002 was 2.78%, as compared to 2.77% at December 31, 2001. Non-performing assets at March 31, 2002 were $28.8 million, or 0.35% of assets, compared to $31.0 million, or 0.39% of assets, at December 31, 2001. For further information on nonperforming assets and the allowance for loan losses and a description of our systematic methodology employed in determining an adequate allowance for loan losses, see “Financial Condition—Nonperforming Assets” and “Financial Condition—Allowance for Loan Losses”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Non-Interest Income

Total recurring non-interest income increased to $22.6 million in the first quarter of 2002, compared to $9.7 million for the fourth quarter of 2001 and $11.5 million for the first quarter of 2001. The following table sets forth information by category for the periods indicated.

	At and for the three month periods ended
	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands)
Insurance agency commissions and fees	$10,891	$—	$—	$—	$—
Service charges and other fees	2,828	3,223	2,564	2,481	2,334
Loan and international banking fees	2,527	2,243	1,987	2,085	2,541
Trust fees	906	881	865	978	886
ATM network revenue	583	656	803	766	662
Gain on sale of loans	496	347	1,684	375	835
Gain on sale of investments, net	200	(46)	819	3,944	1,587
Other income	4,161	2,380	1,900	1,870	2,611

Total, recurring	22,592	9,684	10,622	12,499	11,456
Warrant income	—	—	77	504	—

Total	$22,592	$9,684	$10,699	$13,003	$11,456

The increase in recurring non-interest income in the first quarter of 2002 as compared to the fourth quarter of 2001 resulted primarily from the $10.9 million in insurance agency commissions and fees resulting from the acquisition of ABD.

During the first quarter of 2002, we recorded a $496,000 gain on sale of loans, compared to $347,000 for the fourth quarter of 2001, and a $835,000 gain in the first quarter of 2001.

During the first quarter of 2002, we recorded a $200,000 gain on sale of investments, compared to a $(46,000) loss for the fourth quarter of 2001, and a $1.6 million gain in the first quarter of 2001. The gain on sale of investments in the first quarter of 2002 is primarily a result of discounts recognized on the early payoff of investment securities. The gain on sale of investments in the first quarter of 2001 was the result of sales undertaken as a part of our consolidation of the investment portfolios of our subsidiary banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Other income for first quarter of 2002 and fourth quarter of 2001 includes $149,000 and $636,000 in income recognized on derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). These derivative instruments had previously been treated as interest rate hedges and the unrealized gains and losses on those instruments had been included in other comprehensive income.

There was no warrant income for the first quarter of 2002, fourth quarter of 2001, or first quarter of 2001. At March 31, 2002, we held approximately 117 warrant positions. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	At and for the three month periods ended
	March 31, 2002(1)	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands)
Compensation and benefits	$28,575	$24,696	$22,318	$21,639	$21,046
Occupancy and equipment	8,838	7,817	7,036	6,642	6,261
Dividends on Trust Preferred Securities and preferred stock of real estate investment trusts	5,323	5,088	3,724	2,454	2,458
Legal and other professional fees	1,689	2,342	2,418	1,626	1,453
Client service expenses	647	645	712	805	803
Amortization of intangibles	562	376	374	366	292
FDIC insurance and regulatory assessments	463	627	406	393	336
Other	8,896	7,437	7,945	7,744	7,312

Total operating expenses excluding nonrecurring costs	54,993	49,028	44,933	41,669	39,961
Merger and other related nonrecurring costs	—	29,249	—	—	—

Total operating expenses	$54,993	$78,277	$44,933	$41,669	$39,961

Efficiency ratio	47.77%	80.22%	49.01%	46.28%	46.17%
Efficiency ratio (before merger, nonrecurring and extraordinary items)	47.77%	50.25%	49.05%	46.54%	46.17%
Efficiency ratio excluding dividends paid on Trust Preferred Securities and preferred stock of real estate investment trusts (before merger and other nonrecurring cost)	43.14%	45.03%	44.99%	43.80%	43.33%
Total operating expenses to average assets	2.78%	4.08%	2.49%	2.60%	2.82%
Total operating expenses to average assets (before merger, nonrecurring and extraordinary items)	2.78%	2.55%	2.49%	2.60%	2.82%

(1)
With the acquisition of ABD in March of 2002, one month’s operating expenses for ABD have been included in our results. Excluding ABD, our total operating expenses would have been $47.5 million, our efficiency ratio would have been 45.64%, efficiency ratio excluding dividends paid on Trust Preferred Securities and preferred stock of real estate investment trusts (before merger and other nonrecurring cost) would have been 40.53%, and total operating expenses to average assets would have been 2.42%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Operating expenses excluding merger and nonrecurring costs totaled $55.0 million for the first quarter of 2002, compared to $49.0 million for the fourth quarter of 2001 and $40.0 million for the first quarter of 2001. The ratio of recurring operating expenses to average assets was 2.78% in the first quarter of 2002, 2.55% in the fourth quarter of 2001, and 2.82% in the first quarter of 2001.

Total operating expenses include merger and other related nonrecurring costs. Merger and other related nonrecurring costs include the direct expense related to merger transactions completed and are comprised of financial advisory and professional fees, charges to conform accounting practices and other costs, including expenses related to employee severance, retention and the vesting of certain benefit plans. These expenses totaled $29.2 million during the fourth quarter of 2001 which were related to the merger with SJNB Financial Corp. There were no such expenses during the first quarter of 2002 or first quarter of 2001.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for the first quarter of 2002 was 47.77%, compared to 80.22% in fourth quarter of 2001 and 46.17% in first quarter of 2001. Those ratios include the $29.2 million in merger and related nonrecurring items expensed during the fourth quarter of 2001. Excluding these items, our efficiency ratio for the first quarter of 2002 was 47.77%, compared to 50.25% in fourth quarter of 2001 and 46.17% in first quarter of 2001.

Operating expenses excluding merger and nonrecurring costs increased $6.0 million during the first quarter of 2002 as compared to fourth quarter of 2001. This increase is primarily due to the one month additional operating expense of $7.5 million resulting from our purchase of ABD in March 2002. Excluding the addition of ABD, operating expenses excluding nonrecurring costs would have decreased $1.5 million. Our total operating expenses to average assets before merger, nonrecurring and extraordinary items and excluding ABD Financial Services, Inc. was 2.42% as compared to 2.55% for the fourth quarter of 2001. As compared to first quarter of 2001, operating expenses excluding merger and nonrecurring costs during the first quarter of 2002 increased $15.0 million. This increase was due to our acquisition of ABD and CAPCO and the additions in personnel made during 2001 to accommodate our growth.

Compensation and benefits expenses increased in the first quarter of 2002 to $28.6 million, compared to $24.7 million in the fourth quarter of 2001 and $21.0 million in the first quarter of 2001. This increase is primarily as a result of our purchase of ABD.

The expense for dividends on Trust Preferred Securities and preferred stock of the real estate investment trusts was $5.3 million for first quarter of 2002, compared to $5.1 million for fourth quarter of 2001 and $2.5 million for first quarter of 2001. This increase reflects the issuance of $118.5 million in Trust Preferred Securities in 2001 and $15.6 million in the preferred stock of CNB Investment Trust II, a real estate investment trust subsidiary of the Cupertino National Bank. We believe that the Trust Preferred Securities and preferred stock of the real estate investment trusts expense primarily represents a cost of capital, as opposed to the remainder of the expenses which represent traditional operating expense.

During the first quarter of 2002, legal and other professional fees decreased to $1.7 million, compared to $2.3 million in the fourth quarter of 2001 and $1.5 million in the first quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Our amortization of intangibles totaled $562,000 for the first quarter of 2002, compared to $292,000 for the first quarter of 2001. The amortization for 2002 primarily relates to expirations recorded with the acquisition of ABD. Amortization of other intangible assets for 2002 through 2006 is estimated to range between $5.0 million and $6.5 million annually.

Income Taxes

Our effective income tax rate for the first quarter of 2002 and 2001 was 37.5%. The effective rates were lower than the statutory rate of 42% due to state enterprise zone tax credits and tax-exempt income on municipal securities.

FINANCIAL CONDITION

Total assets increased 5.8% to $8.3 billion at March 31, 2002, compared to $7.9 billion at December 31, 2001. The increase in the first quarter of 2002 was primarily due to increases in our investment securities funded by growth in deposits and other borrowings.

Investment Securities

Investment securities increased 7.2% to $3.2 billion at March 31, 2002 compared to $3.0 billion at December 31, 2001. Our investment portfolio is managed to meet our liquidity needs through proceeds from scheduled maturities and is utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. We do not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity.

Loans

Total gross loans at March 31, 2002 and December 31, 2001 were $4.5 billion compared to $4.2 billion at March 31, 2001.

Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. While no specific industry concentration is considered significant, our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers’ abilities to repay their loans, while also decreasing our net interest margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

We have seen a softening of loan demand and loan growth in the latter part of the fourth quarter of 2001 and continuing into the first quarter of 2002. This has been the result of our focus on borrower strength and cash flow in underwriting both commercial and real estate loans, combined with the general slowdown in our markets caused by the economic downturn. Our pipeline of loans declined from the end of September 2001 through January 2002. In February 2002, we saw a slight increase in the loan pipeline and, in March, we saw signs that the pipeline was once again growing. While it takes several weeks for pipeline loans to be fully underwritten and funded, the signs indicate loan growth will be stronger in the latter part of 2002. This corresponds to the current economic outlook for the San Francisco Bay Area, which indicates we are in a slow recovery period.

However, even with the pipeline increase and more positive data on the regional economy, we are continuing to see that our corporate borrowers’ usage of their lines of credit is low compared to prior periods, since indicating they are cautious about debt levels during a period of economic uncertainty. We are also continuing to see slowing in the commercial construction market, as builders postpone or delay projects. This factor is accentuated as we continue to take a conservative posture related to credit underwriting, which we believe is a prudent course of action. We are continuing to focus our attention on our quality client relationships and avoid growth on the fringe during these uncertain times. All of these factors have combined to cause a slowing in the growth of our loan portfolio. We believe the slowdown in loan growth and demand will cause our loan growth goals for 2002 to not be as linear as they have been in previous years. While we do not currently believe we need to revise our loan growth target for 2002, we do believe the majority of the growth will occur later in the year, as the economy recovers and businesses in our market areas begin to expand. We believe that the impact on earnings of slower growth early in the year will be more than offset by the positive net interest margin expansion we are seeing. Based on our current estimates, management reaffirms its loan growth guidance for 2002 of within the range of 7% to 10% annually.

The following table presents the composition of our loan portfolio at the dates indicated.

	March 31, 2002		December 31, 2001		March 31, 2001
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$1,901,577	43.5%	$1,909,056	43.7%	$1,845,605	44.9%
Term real estate—commercial	1,466,686	33.5	1,407,300	32.2	1,134,389	27.6

Total Commercial	3,368,263	77.0	3,316,356	75.9	2,979,994	72.5
Real estate construction and land	697,899	16.0	744,127	17.0	757,974	18.5
Real estate other	251,021	5.7	246,117	5.6	244,846	6.0
Consumer and other	196,111	4.5	204,483	4.7	232,710	5.7

Total loans, gross	4,513,294	103.2	4,511,083	103.2	4,215,524	102.7
Deferred fees and discounts, net	(14,917)	(0.3)	(15,362)	(0.4)	(14,443)	(0.4)

Total loans, net of deferred fees	4,498,377	102.9	4,495,721	102.8	4,201,081	102.3
Allowance for loan losses	(125,331)	(2.9)	(124,744)	(2.8)	(93,688)	(2.3)

Total loans, net	$4,373,046	100.0%	$4,370,977	100.0%	$4,107,393	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate—commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at March 31, 2002.

	Commercial	Term real estate— commercial	Real estate construction and land	Real estate other
	(Dollars in thousands)
Loans maturing in:
One year or less:
Fixed rate	$269,286	$33,962	$85,186	$16,755
Variable rate	473,462	46,690	561,272	31,048
One to five years:
Fixed rate	324,528	292,842	6,837	4,867
Variable rate	244,875	281,074	26,463	41,096
After five years:
Fixed rate	403,359	350,289	6,793	6,971
Variable rate	186,067	461,829	11,348	150,284

Total	$1,901,577	$1,466,686	$697,899	$251,021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Nonperforming Assets

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are performing loans where we have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$27,837	$30,970	$22,273	$8,186	$19,292

Total nonperforming loans	27,837	30,970	22,273	8,186	19,292
OREO	972	—	—	—	259

Total nonperforming assets	$28,809	$30,970	$22,273	$8,186	$19,551

Restructured loans	$4,500	$—	$—	$—	$—

Accruing loans past due 90 days or more	$2,614	$5,073	$5,312	$833	$1,316

Nonperforming assets to total loans and OREO	0.64%	0.69%	0.51%	0.19%	0.47%
Nonperforming assets to total assets	0.35%	0.39%	0.30%	0.12%	0.32%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.80%	0.80%	0.63%	0.21%	0.50%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.43%	0.46%	0.37%	0.13%	0.34%

While we recognize that the economic slowdown can impact our clients’ financial performance and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We have always tried to be proactive in managing credit risk and ensuring we have a strong and well-reserved balance sheet to manage through slowing economic periods. Credit quality through the first quarter of 2002 continues to be strong in the core banks, with our SNC portfolio still accounting for a significant portion of the nonperforming assets. Non-performing assets have remained at manageable levels for the first quarter with the March 31, 2002 balance totalling $28.8 million, or 0.35% of assets, compared to $31.0 million, or 0.39% of assets, at December 31, 2001. We continue to believe that our non-performing assets ratio will remain at the low end of industry averages.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

At March 31, 2002, $8.2 million of the nonperforming loans were from our SNC portfolio, $6.0 million were venture banking credits and $2.4 million were related to the real estate loan portfolio.

At March 31, 2002, the non-relationship SNC portfolio has been reduced to approximately $77 million or less than 1.7% of total loans. As we have previously disclosed, we have not funded a non-relationship SNC loans in over 27 months and we do not expect to re-enter this market in the foreseeable future. In addition, no losses were incurred in our venture lending portfolio during the first quarter of 2002. This portfolio is now down to a risk portion of less than $25 million or less than 0.6% of total loans. At March 31, 2002, our SNC and venture lending portfolio combined represent less than 2.3% of total loans.

Our real estate loan portfolio continues to perform well. For the first quarter, we have $2.4 million in non-performing real estate assets, all of which we believe have adequate collateral coverage. We also have one small OREO property totaling $1.0 million, which is in escrow for sale and is expected to close in 30 days. We do not expect to incur a loss from this OREO property. We recognize that real estate lags the general economic cycle and that we are not immune to economic factors; however, we believe our relationship management focus combined with our proactive credit management strategies will minimize the impact of the real estate market on our non-performing loans, OREO and resulting net charge-offs. We anticipate the possibility of some additional risk rating migration of real estate loans, as the economy improves and the lagging real estate sector begins its delayed recovery.

We have completed a detailed stress analysis of our real estate portfolio’s loan to value and debt service coverage under current market conditions. This analysis continues to support our conclusion that we do not have any systemic areas of concern in our real estate loan portfolio.

The balance of loans past due 90 days or more and accruing decreased to $2.6 million at March 31, 2002, compared to $5.1 million at December 31, 2001. In addition to the loans disclosed above as nonaccrual or restructured, management has also identified approximately $13.5 million in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of risk inherent in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning our allowance for loan losses at the dates and for the period indicated.

	At and for the three month periods ended
	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands)
Period end loans outstanding	$4,513,294	$4,511,083	$4,394,901	$4,310,389	$4,215,524
Average loans outstanding	$4,464,596	$4,454,504	$4,333,508	$4,244,746	$4,118,057
Allowance for loan losses:
Balance at beginning of period	$124,744	$98,178	$96,119	$93,688	$91,407
Allowance of entities acquired through mergers accounted for under purchase accounting method	—	—	—	—	320
Charge-offs:
Commercial	(16,219)	(6,057)	(7,327)	(7,802)	(6,057)
Term real estate—commercial	—	—	—	—	—

Total commercial	(16,219)	(6,057)	(7,327)	(7,802)	(6,057)
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	(135)	(239)	(83)	(109)	(61)

Total charge-offs	(16,354)	(6,296)	(7,410)	(7,911)	(6,118)

Recoveries:
Commercial	915	400	1,016	273	694
Term real estate—commercial	—	—	—	—	—

Total commercial	915	400	1,016	273	694
Real estate construction and land	1	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	25	12	53	20	57

Total recoveries	941	412	1,069	293	751

Net charge-offs	(15,413)	(5,884)	(6,341)	(7,618)	(5,367)
Provision charged to income (1)	16,000	32,450	8,400	10,049	7,328

Balance at end of period	$125,331	$124,744	$98,178	$96,119	$93,688

Quarterly net charge-offs to average loans outstanding during the period, annualized	1.40%	0.52%	0.58%	0.72%	0.53%
Year to date net charge-offs to average loans outstanding during the period, annualized	1.40%	0.59%	0.61%	0.63%	0.53%
Quarterly net charge-offs excluding SNC portfolio to average loans outstanding during the period, annualized	0.39%	0.17%	0.06%	0.34%	0.38%
Year to date net charge-offs excluding SNC portfolio to average loans outstanding during the period, annualized	0.39%	0.23%	0.26%	0.36%	0.38%
Allowance as a percentage of average loans outstanding	2.81%	2.80%	2.26%	2.27%	2.27%
Allowance as a percentage of period end loans outstanding	2.78%	2.77%	2.23%	2.23%	2.22%
Allowance as a percentage of non-performing loans	435.04%	402.79%	440.79%	1174.19%	479.20%

(1)	Includes $3.5 million in fourth quarter of 2001 to conform the merged entities to our allowance methodologies which are included in mergers and related nonrecurring costs.

During the first quarter of 2002, our ratio of net charge-offs to average loans outstanding during the quarter increased to 1.40%, as compared to 0.52% for the fourth quarter of 2001 and 0.53% for the first quarter of 2001. We continue to be aggressive with net charge-offs in the SNC portfolio. $11.1 million of the $15.4 million of the net charge-offs for the first quarter were related to this portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

We employ a systematic methodology for determining our allowance for loan losses, which includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of our other loans, either individually or in pools. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit indicators of deterioration.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the technology industries based in the Silicon Valley and other key industries in the San Francisco Bay Area. The size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.

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

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans, is to some extent, based on the judgment and experience of management. Management believes that the allowance for loan losses is adequate as of March 31, 2002 to cover known and inherent risks in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

At March 31, 2002, the allowance for loan losses was $125.3 million, consisting of a $103.6 million allocated allowance and a $21.7 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

•	The current business cycle and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

•	Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

•	The results of bank regulatory examinations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Deposits

We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.0 billion at March 31, 2002, an increase of 1.0% compared to December 31, 2001. While we continue to anticipate deposit growth, we do not expect to enjoy the growth rate experienced during 2000. For 2002, we target a deposit growth rate in the range of 5% to 10%.

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

Our noninterest-bearing demand deposit accounts decreased 2.1% to $934.2 million at March 31, 2002 compared to $954.0 million at December 31, 2001.

Money market deposit accounts (“MMDA”), negotiable order of withdrawal accounts (“NOW”) and savings accounts were $2.3 billion at March 31, 2002 compared to $2.3 billion at December 31, 2001.

MMDA, NOW and savings accounts were 45.1% of total deposits at March 31, 2002 as compared to 45.7% at December 31, 2001. Time certificates of deposit totaled $1.8 billion, or 36.4% of total deposits at March 31, 2002 compared to $1.8 billion or 35.2% of total deposits at December 31, 2001.

Liquidity and Cash Flow

The objective of our liquidity management is to maintain each Bank’s ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs. We must manage our liquidity position to allow the Banks to meet the needs of their clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks have the ability to sell securities under agreements to repurchase, obtain FHLB advances or purchase overnight Federal Funds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Greater Bay is a company separate and apart from the Banks and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on the outstanding issues of trust preferred securities and is directly responsible for the interest on the zero coupon senior convertible contingent debt securities issued subsequent to quarter end, and the dividends paid on our common stock and the 7.25% convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks and their subsidiaries. There are statutory and regulatory provisions that limit the ability of the Banks to pay dividends to Greater Bay. At March 31, 2002, the Banks had approximately $109.7 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet our ongoing cash obligations. Subsequent to quarter end, Greater Bay agreed to raise approximately $200 million through a private offering to zero coupon senior convertible contingent debt securities. As of March 31, 2002, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities, consisting primarily of net income, totaled $45.3 million for first quarter of 2002 and $30.2 million for the same period in 2001. Cash used for investing activities totaled $294.1 million in the first quarter of 2002 and $393.8 million in the same period of 2001. The funds used for investing activities primarily represent increases in loans and investment securities for each period reported.

For the quarter ended March 31, 2002, net cash provided by financing activities was $270.2 million, compared to $205.6 million in the same period of 2001. Historically, our primary financing activity has been through deposits. For the three months ended March 31, 2002 and 2001, deposit gathering activities generated cash of $51.1 million and $62.6 million, respectively. This represents a total of 18.9% and 30.4% of the financing cash flows for the first quarter of 2001 and 2001, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Capital Resources

Shareholders’ equity at March 31, 2002 increased to $565.0 million from $463.7 million at December 31, 2001. Greater Bay declared dividends of $0.115, and $0.43 per share during the three months ended March 31, 2002 and the twelve months ended December 31, 2001, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

A banking organization’s total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses, (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan losses in supplementary capital.

At March 31, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at March 31, 2002 and the two highest levels recognized under these regulations are as follows:

	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Company	7.67%	10.31%	11.99%
Well-capitalized	5.00%	6.00%	10.00%
Adequately capitalized	4.00%	4.00%	8.00%

In addition, at March 31, 2002, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Quantitative and Qualitative Disclosures about Market Risk

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses. See “—Allowance for Loan Losses” herein.

Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by our Asset & Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging at approximately 3 1/2 years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities.

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is our net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of March 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Change in interest rates	Net portfolio value	Projected change
		Dollars	Percentage
	(Dollars in millions)
100 basis point rise	$1,058	$(27)	-2.5%
Base scenario	1,085	—	—
100 basis point decline	1,091	6	+0.5%

The preceding table indicates that as of March 31, 2002 an immediate and sustained 100 basis point increase in interest rates would decrease our net portfolio value by approximately 2.5%. Our net portfolio value is approximately 1.9 times our book value at March 31, 2002.

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

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of March 31, 2002, the analysis indicates that our net interest income for the next 12 months would increase 0.90% if rates increased 100 basis points, and decrease by 2.30% if rates decreased 100 basis points.

The above +/- 100 basis points net interest income analysis is a static analysis that does not consider likely expected balance sheet mix changes in an actual rate change scenario. A 100 basis points increase in rates would be commensurate with an improving economy and is expected to increase loan and deposit growth rates.

Based on conservative estimates of balance sheet mix changes in rates up 100 basis points as discussed above, the Company expects that net interest income would increase by approximately 3.0% - 4.0%. Additionally, in rates up 200 basis points, the Company believes that net interest income would increase by approximately 6% - 8%.

This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that our structure is to remain similar to the structure at year-end. It does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan and investment prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan and investment prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

The following table shows interest sensitivity gaps for different intervals as of March 31, 2002:

	Immediate or one day	2 days to 6 months	7 months to 12 months	1 year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$1,816	$—	$—	$—	$—	$1,816	$215,015	$216,831
Federal Funds Sold	20,000	—	—	—	—	—	20,000	—	20,000
Investment securities	104,148	700,134	459,460	919,737	249,364	744,914	3,177,758	7,009	3,184,767
Loans	2,084,693	858,153	251,590	665,628	499,029	139,284	4,498,377	—	4,498,377
Loan losses/unearned fees	—	—	—	—	—	—	—	(125,330)	(125,330)
Other assets	—	—	—	—	—	—	—	535,380	535,380

Total assets	$2,208,841	$1,560,103	$711,050	$1,585,365	$748,393	$884,198	$7,697,951	$632,074	$8,330,025

Liabilities and Equity:
Deposits	$2,271,837	$1,334,055	$424,807	$67,367	$7,645	$1,351	$4,107,062	$934,150	$5,041,212
Other borrowings	34,416	1,143,197	401,717	715,635	16,991	1,472	2,313,428	—	2,313,428
Trust preferred securities	—	—	—	—	—	218,000	218,000	—	218,000
Other liabilities	—	—	—	—	—	—	—	176,688	176,688
Shareholders’ equity	—	—	—	—	—	—	—	580,697	580,697

Total liabilities and equity	$2,306,253	$2,477,252	$826,524	$783,002	$24,636	$220,823	$6,638,490	$1,691,535	$8,330,025

Gap	$(97,412)	$(917,149)	$(115,474)	$802,363	$723,757	$663,375	$1,059,461	$(1,059,461)	$—
Cumulative Gap	$(97,412)	$(1,014,561)	$(1,130,035)	$(327,672)	$396,085	$1,059,460	$1,059,461	$—	$—
Cumulative Gap/total assets	(1.17)%	(12.18)%	(13.57)%	(3.93)%	4.75%	12.72%	12.72%	0.00%	0.00%

The foregoing table indicates that we had a one year negative gap of $(1.1) billion, or (13.6)% of total assets, at March 31, 2002. In theory, this would indicate that at March 31, 2002, $1.1 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the asset and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more assets sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. In fact, during the recent period of declines in interest rates, our net interest earning assets has declined. See “Results of Operations Net Interest Income—The Quarter Ended March 31, 2002 Compared to December 31, 2001”. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as our primary interest rate risk management tools.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Recent events

On April 18, 2002, we agreed to raise approximately $200 million in net proceeds through a private placement of Zero Coupon Senior Convertible Contingent Securities (the “CODES”). The initial purchasers have the option to purchase $40 million in additional CODES. The CODES will have a yield to maturity of 2.25% when issued. The offered notes will have a maturity of 20 years, are callable after five years and are putable by the holder at the end of 2, 5, 10 and 15 years. The CODES will be convertible to common stock of Greater Bay contingent on certain circumstances. We will use the net proceeds from the sale of CODES for general corporate purposes, which may include advances to or investments in our subsidiaries, working capital, capital expenditures, acquisitions, repayment of trust preferred securities and repayment of existing indebtedness. Pending the final utilization of the proceeds, we intend to invest the funds in investment securities that are expected to yield 3% to 4% in excess of the cost of the debt securities.

PART II.    OTHER INFORMATION

I TEM 1.    Legal Proceedings—Not applicable

ITEM 2.    Changes in Securities and Use of Proceeds

On March 12, 2002, we completed the acquisition of ABD for a purchase price of $193.6 million in cash and a new series of convertible preferred stock in a tax-free reorganization. This amount includes an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and an additional $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals during 2002, 2003, 2004 and 2005. The 1,449,898 shares of convertible preferred stock were issued pursuant to Section 3(a)(10) of the Securities Act of 1933.

The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired was $146.0 million of which $95.6 million was recorded as goodwill and $50.4 million was recorded as other intangible assets. Prospectively, goodwill will be evaluated for possible impairment under the provision of SFAS No. 142. The other intangible assets will be amortized using a method that approximates the anticipated utilization of the expirations which will cover a period of ten years.

Each share of convertible preferred stock is convertible at the option of the convertible preferred shareholder into fully paid and nonassessable shares of Greater Bay Common Stock. The number of shares of Common Stock deliverable upon conversion of a share of Series B Preferred Stock initially will be 1.67 and the conversion price initially will be $30.00, and in each case is subject to adjustment.

ITEM 3.    Defaults Upon Senior Securities—Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders—Not applicable

ITEM 5.    Other Information—Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

Exhibit No.	Exhibits

4.1	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant.

10.1	Term Loan Agreement dated as of March 8, 2002, between the Registrant and U.S. Bank, National Association.

(b) Reports	on Form 8-K

During the quarter ended March 31, 2002, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated January 6, 2002 (containing press release regarding year end earnings); (2) Form 8-K dated February 25, 2002 (containing slide presentation for analysts’ conference); and (3) Form 8-K dated March 12, 2002 (reporting the completion of the acquisition of ABD).

SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By:	/s/ STEVEN C. SMITH
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:    April 18, 2002