Form 10-Q
period 2002-06-30
GREATER BAY BANCORP
filed 2002-08-06
CIK 775473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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
Yes    ☒         No    ☐

Outstanding shares of Common Stock, no par value, as of July 26, 2002:  51,310,378

GREATER BAY BANCORP

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2002	2001
	(unaudited)
ASSETS
Cash and due from banks	$265,033	$189,404
Federal funds sold	—	26,000

Cash and cash equivalents	265,033	215,404
Investment securities:
Available for sale, at fair value	3,064,293	2,863,009
Other securities	117,495	107,621

Investment securities	3,181,788	2,970,630
Total loans:
Commercial	1,997,960	1,909,056
Term real estate—commercial	1,500,972	1,407,300

Total commercial	3,498,932	3,316,356
Real estate construction and land	728,795	744,127
Real estate other	292,474	246,117
Consumer and other	178,809	204,483
Deferred loan fees and discounts	(16,354)	(15,362)

Total loans, net of deferred fees	4,682,656	4,495,721
Allowance for loan losses	(126,092)	(124,744)

Total loans, net	4,556,564	4,370,977
Property, premises and equipment, net	53,896	48,883
Goodwill	122,233	24,704
Other intangible assets	48,199	—
Interest receivable and other assets	298,509	246,456

Total assets	$8,526,222	$7,877,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$933,486	$953,989
MMDA, NOW and savings	2,555,057	2,280,119
Time certificates, $100,000 and over	531,458	642,073
Other time certificates	1,279,125	1,113,890

Total deposits	5,299,126	4,990,071
Borrowings	2,209,356	2,095,896
Other liabilities	169,311	94,403

Total liabilities	7,677,793	7,180,370

Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	223,000	218,000
Preferred stock of real estate investment trust subsidiaries of the Banks	15,650	15,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 1,600,000 shares authorized; none issued	—	—
7.25% convertible preferred stock; par value $50.00: 2,400,000 authorized shares; 2,400,000 and 0 shares issued and outstanding as of June 30, 2002 and and December 31, 2001, respectively	72,500	—
Common stock, no par value: 80,000,000 shares authorized; 51,192,359 and 49,831,682 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	219,201	206,294
Accumulated other comprehensive income	17,325	3,967
Retained earnings	300,753	253,423

Total shareholders’ equity	609,779	463,684

Total liabilities and shareholders’ equity	$8,526,222	$7,877,054

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2002	2001*	2002	2001*
INTEREST INCOME
Interest on loans	$83,254	$95,413	$165,829	$196,164
Interest on investment securities:
Taxable	43,756	26,228	87,075	42,372
Tax-exempt	1,780	1,861	3,212	4,338

Total interest on investment securities	45,536	28,089	90,287	46,710
Other interest income	2,002	1,167	4,101	2,565

Total interest income	130,792	124,669	260,217	245,439

INTEREST EXPENSE
Interest on deposits	20,801	35,477	41,735	74,642
Interest on long term borrowings	5,875	3,159	12,192	5,302
Interest on other borrowings	10,444	8,992	20,084	13,355

Total interest expense	37,120	47,628	74,011	93,299

Net interest income	93,672	77,041	186,206	152,140
Provision for loan losses	9,000	10,049	25,000	17,377

Net interest income after provision for loan losses	84,672	66,992	161,206	134,763

NON-INTEREST INCOME
Insurance agency commissions and fees	27,601	—	38,492	—
Service charges and other fees	2,762	2,481	5,590	4,815
Gain on sale of investments, net	2,707	3,944	2,907	5,531
Loan and international banking fees	2,273	2,085	4,800	4,626
Trust fees	894	978	1,800	1,864
ATM network revenue	628	766	1,211	1,428
Gain on sale of loans	210	375	706	1,210
Other income	2,435	1,870	6,596	4,481

Total recurring	39,510	12,499	62,102	23,955
Warrant income, net	—	504	—	504

Total	39,510	13,003	62,102	24,459

OPERATING EXPENSES
Compensation and benefits	38,647	21,639	67,222	42,685
Occupancy and equipment	10,267	6,642	19,105	12,903
Dividends on Trust Preferred Securities and preferred stock of real estate investment trusts	5,185	2,454	10,508	4,912
Telephone, postage and supplies	1,918	1,541	3,551	3,046
Legal and other professional fees	1,915	1,626	3,604	3,079
Amortization of intangibles	1,650	366	2,212	658
Marketing and promotion	1,617	1,404	3,069	2,765
Data Processing	1,196	1,130	2,325	2,261
Trust Preferred Securities early retirement expense	975	—	975	—
Client services	557	805	1,204	1,608
FDIC insurance and regulatory assessments	417	393	880	729
Directors fees	324	362	613	783
Other expenses	5,846	3,307	10,239	6,201

Total operating expenses	70,514	41,669	125,507	81,630

Income before provision for income taxes	53,668	38,326	97,801	77,592
Provision for income taxes	20,132	14,383	36,663	29,117

Net income	$33,536	$23,943	$61,138	$48,475

Net income per share—basic	$0.64	$0.48	$1.18	$0.98

Net income per share—diluted	$0.62	$0.47	$1.14	$0.94

Cash dividends per share of common stock	$0.125	$0.10	$0.24	$0.20

*	Restated on a historical basis to reflect the merger described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2002	2001*	2002	2001*
Net income	$33,536	$23,943	$61,138	$48,475

Other comprehensive income:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period (net of taxes of $10,642 and $1,133 for the three months ended June 30, 2002 and 2001, and $10,537 and $9,008 for the six months ended June 30, 2002 and 2001, respectively)	15,219	1,621	15,069	12,882
Less: reclassification adjustment for net gains included in net income	1,593	2,321	1,711	3,255

Net change	13,626	(700)	13,358	9,627
Cash flow hedge:
Net derivative gains arising during period (net of taxes of $1,767 and $1,048 for the three months and six months ended June 30, 2001, respectively)	—	2,575	—	1,597
Less: reclassification adjustment for income included in net income (net of taxes of $16 and $34 for the three months and six months ended June 30, 2001, respectively)	—	24	—	49

Net change	—	2,551	—	1,548
Other comprehensive income	13,626	1,851	13,358	11,175

Comprehensive income	$47,162	$25,794	$74,496	$59,650

*	Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2002	2001*
Cash flows—operating activities
Net income	$61,138	$48,475
Reconcilement of net income to net cash from operations:
Provision for loan losses	25,000	17,697
Depreciation and amortization	5,764	5,907
Deferred income taxes	(555)	(1,718)
(Gain) loss on sale of investments, net	(2,907)	(3,944)
Proceeds from loan sales	—	32
Changes in:
Accrued interest receivable and other assets	(57,406)	(8,486)
Accrued interest payable and other liabilities	74,907	(14,082)
Deferred loan fees and discounts, net	992	102

Operating cash flows, net	106,933	43,983

Cash flows—investing activities
Maturities and partial paydowns on investment securities
Held to maturity	—	18,627
Available for sale	939,760	203,630
Purchase of investment securities:
Available for sale	(1,575,725)	(1,366,846)
Other securities	(9,280)	(38,798)
Proceeds from sale of available for sale securities	436,994	190,810
Loans, net	(211,579)	(243,909)
Payment for business acquisition	(59,150)	(8,500)
Cash acquired in business acquisition	18,288	517
Purchase of property, premises and equipment	(2,127)	(8,110)
Proceeds from sale of other real estate owned	—	259
Purchase of insurance policies	(21,100)	(4,861)

Investing cash flows, net	(483,919)	(1,257,181)

Cash flows—financing activities
Net change in deposits	309,056	129,169
Net change in borrowings—short term	(99,496)	923,699
Proceeds from borrowings—long term	212,956	(21,501)
Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	5,000	—
Proceeds from sale of common stock	12,908	5,210
Cash dividends for convertible preferred stock	(1,578)	—
Cash dividends	(12,231)	(10,016)

Financing cash flows, net	426,615	1,026,561

Net change in cash and cash equivalents	49,629	(186,637)
Cash and cash equivalents at beginning of period	215,404	475,975

Cash and cash equivalents at end of period	$265,033	$289,338

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$70,560	$83,849

Income taxes	$33,000	$48,396

Non-cash transactions :
Additions to other real estate owned	$509	$1,655

*	Restated on a historical basis to reflect the mergers described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of June 30, 2002, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months and six months ended June 30, 2002 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we”, “our” or “the Company” on a consolidated basis) and are not audited. The interim financial data as of June 30, 2002 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended June 30, 2002 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002.

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

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville. Certain of our divisions’ operations extend beyond the San Francisco Bay Area. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. CAPCO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

We have completed three mergers or acquisitions since December 31, 2000. The merger with SJNB Financial Corp. which resulted in the acquisition of San Jose National Bank was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the merger has been restated as if the merger had occurred at the beginning of the earliest period presented. The acquisitions of CAPCO Financial Company, Inc. (“CAPCO”) and ABD were accounted for using the purchase accounting method and accordingly CAPCO and ABD’s results of operations have been included in the consolidated financial statements since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

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

Insurance Agency Commissions and Fees

Commission income is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition. Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill.

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the second quarter of 2002, we completed the required initial impairment tests of goodwill. We have no indefinite-lived intangible assets. Based upon this initial evaluation, our goodwill was not impaired at June 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance—December 31, 2001	$3,967	$—	$3,967
Current period change in fair value	13,358	—	13,358

Balance—June 30, 2002	$17,325	$—	$17,325

Balance—December 31, 2000	$(6,183)	$148	$(6,035)
Current period change in fair value	9,627	1,548	11,175

Balance—June 30, 2001	$3,444	$1,696	$5,140

(Dollars in thousands)	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance—March 31, 2002	$3,699	$—	$3,699
Current period change in fair value	13,626	—	13,626

Balance—June 30, 2002	$17,325	$—	$17,325

Balance—March 31, 2001	$4,144	$(855)	$3,289
Current period change in fair value	(700)	2,551	1,851

Balance—June 30, 2001	$3,444	$1,696	$5,140

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

NOTE 2—BUSINESS COMBINATIONS

On March 12, 2002, we acquired ABD for a purchase price of approximately $193.6 million in cash and shares of a new series of convertible preferred stock in a tax-free reorganization. This amount included an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and the present value of an earnout payment of approximately $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals during 2002, 2003, 2004 and 2005. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

We have allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired was $95.6 million, which was recorded as goodwill. Asset acquired included other intangibles of $50.4 million, representing the fair value of ABD’s book of business at the acquisition date. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon our initial evaluation, as of June 30, 2002, no impairment exists. The other intangible assets will be amortized using a method that approximates the anticipated utilization of the expirations which will cover a period of ten years.

On October 23, 2001, SJNB Financial Corp., the holding company of San Jose National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of SJNB Financial Corp. were converted into an aggregate of approximately 6,944,000 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with SJNB Financial Corp. on a pooling-of-interests basis.

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

We have allocated the purchase price for the CAPCO merger to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.7 million, was recorded as goodwill, and through December 31, 2001 amortized using the straight-line method over twenty years. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon our initial evaluation, as of June 30, 2002, no impairment exists.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill will no longer be amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over twenty years. Had goodwill not been amortized for the quarter ended June 30, 2001, six months ended June 30, 2001, or the year ended December 31, 2001, net income would have increased by $220,000, $395,000, and $844,000, or $0.00, $0.01, and $0.02 per diluted share, respectively. There was no amortization of goodwill prior to 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

We recorded additional goodwill of $95.6 million and expirations of $50.4 million in connection with the ABD acquisition. Expirations represent the estimated fair value of ABD’s existing customer list (or “book of business”) that ABD has developed over a period of years as of the date of acquisition by Greater Bay. The expirations are estimated to have a life of 10 years. Amortization for intangibles for 2002 and each of the next four years is estimated to range between $5.0 million and $6.5 million per year. Additional goodwill of $1.5 million was recognized in connection with prior acquisitions upon satisfaction of certain contingencies.

Other intangible assets at June 30, 2002 were as follows:

(Dollars in thousands)	Gross carrying amount	Accumulated amortization
Expirations	$50,375	$(2,176)

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the second quarter of 2002, we completed the required initial impairment tests of goodwill. We have no indefinite-lived intangible assets. Based upon this initial evaluation, our goodwill was not impaired at June 30, 2002.

Pro forma financial information for the CAPCO and ABD acquisitions have not been provided as these acquisitions do not meet the requirements for such reporting prescribed under SFAS No. 141, “Business Combinations”.

NOTE 4—BORROWINGS

Borrowings are detailed as follows:

(Dollars in thousands)	June 30, 2002	December 31, 2001
Short term borrowings:
FHLB advances	$1,233,500	$1,334,711
Securities sold under agreements to repurchase	272,514	264,727
Advances under credit lines	10,000	—
Other short term notes payable	25,131	41,202

Total short term borrowings	1,541,145	1,640,640

Long term borrowings:
FHLB advances	390,698	379,828
Zero Coupon Senior Convertible Contingent Debt Securities	200,838	—
Securities sold under agreements to repurchase	57,700	57,700
Other long term notes payable	18,975	17,728

Total long term borrowings	668,211	455,256

Total borrowings	$2,209,356	$2,095,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

During the six months ended June 30, 2002 and the year ended December 31, 2001, the average balance of securities sold under short term agreements to repurchase was $368.2 million and $210.4 million, respectively, and the average interest rates during those periods were 2.22% and 3.51%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days from date of purchase.

During the six months ended June 30, 2002 and the year ended December 31, 2001, the average balance of federal funds purchased was $336.0 million and $128.4 million, respectively, and the average interest rates during those periods were 2.21% and 4.43%, respectively. There was no such balance outstanding at June 30, 2002 and December 31, 2001.

The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities:

(Dollars in thousands)	Short Term	Long Term
Amount	$1,291,704	$332,494
Maturity	2003	2004-2011
Average Rates	2.84%	3.99%

As of June 30, 2002, we had a short-term, unsecured credit facility in the amount of $50.0 million. At June 30, 2002 and December 31, 2001, we had advances outstanding of $10 million and $0 under these facilities. The average rate paid on these advances was approximately LIBOR + 0.50%. In addition, we were in compliance with all related financial covenants for these credit facilities.

NOTE 5—ISSUANCE OF ADDITIONAL COMPANY OBLIGATED MANDITORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On April 10, 2002, we completed a $5.0 million trust preferred securities private offering. We issued the trust preferred securities through a newly created trust subsidiary, GBB Capital VII, to a qualified institutional buyer. The trust preferred securities bear an interest rate of 6-month LIBOR plus 3.70% payable semi-annually. GBB Capital VII used the proceeds from the sale of the trust preferred securities to purchase Greater Bay’s junior subordinated deferrable interest debentures. Greater Bay invested a portion of the net proceeds in several of our subsidiary banks to increase their capital levels and intends to use the remaining net proceeds for general corporate purpose. Under applicable regulatory guidelines, all of the trust preferred securities qualify as Tier II Capital. As of June 30, 2002, we have a total of $223.0 million trust preferred securities. Under applicable regulatory guidelines, $202.7 million of the trust preferred securities qualify as Tier I Capital and $20.3 million of the trust preferred securities qualify as Tier II Capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

NOTE 6—ZERO COUPON SENIOR CONVERTIBLE CONTINGENT DEBT SECURITIES (“CODES”)

On April 24, 2002, we received approximately $195 million in net proceeds through a private placement of Zero Coupon Senior Convertible Contingent Debt Securities (the “CODES”). The CODES have a yield to maturity of 2.25%. The offered notes have a maturity of 20 years, are callable after five years and are putable by the holder at the end of years 2, 5, 10 and 15. The CODES are convertible into common stock of Greater Bay contingent on certain circumstances. We will use the net proceeds from the sale of the CODES for general corporate purposes, which include advances to or investments in our subsidiaries, working capital, capital expenditures, acquisitions, repayment of trust preferred securities and repayment of existing indebtedness. Pending the final utilization of the proceeds, we have invested the funds in investment securities that are expected to yield 3% to 4% in excess of the cost of the debt securities. On July 22, 2002, we filed a registration statement on Form S-3 with the SEC to register the CODES and the underlying common stock. The registration statement has not yet become effective.

NOTE 7—FORMATION OF MPB INVESTMENT TRUST

During the first quarter of 2002, we formed and funded MPB Investment Trust (“MPBIT”), a Maryland real estate investment trust, as a wholly owned subsidiary of Mid-Peninsula Bank (“MPB”). MPBIT provides MPB with flexibility in raising capital. MPB contributed loans with a net book value of $318.2 million, and $500,000 in cash to MPBIT, in exchange for 100% of the common and preferred stock of MPBIT. As of June 30, 2002, the net income, assets and equity of MPBIT are eliminated in consolidation.

NOTE 8—PER SHARE DATA

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

	For the three months ended June 30, 2002
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$33,536
Dividends on preferred stock	(1,314)

Income available to common shareholders	32,222	50,685,000	$0.64
Effect of dilutive securities:
Convertible preferred stock	1,314	2,400,000
Stock options	—	1,415,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$33,536	54,500,000	$0.62

	For the three months ended June 30, 2001
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Income available to common shareholders	$23,943	49,487,000	$0.48
Effect of dilutive securities:
Stock options	—	1,489,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$23,943	50,976,000	$0.47

	For the six months ended June 30, 2002
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$61,138
Dividends on preferred stock	(1,577)

Income available to common shareholders	59,561	50,446,000	$1.18
Effect of dilutive securities:
Convertible preferred stock	1,577	1,614,000
Stock options	—	1,705,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$61,138	53,765,000	$1.14

	For the six months ended June 30, 2001
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Income available to common shareholders	$48,475	49,341,000	$0.98
Effect of dilutive securities:
Stock options	—	2,017,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$48,475	51,358,000	$0.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

There were options to purchase 2,016,187 shares and 1,370,694 shares that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares, during the three months ended June 30, 2002 and 2001, respectively. There were options to purchase 1,955,613 shares and 1,312,905 shares that were considered anti-dilutive during the six months ended June 30, 2002 and 2001, respectively.

Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the October 23, 2001 merger with SJNB Financial Corp. at a 1.82 conversion ratio.

NOTE 9—ACTIVITY OF BUSINESS SEGMENTS

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

We are organized primarily along community banking, insurance agency services and trust business segments. We have aggregated thirteen operating divisions into the “community banking” segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The trust division is shown as the “trust operations” segment. We conduct our business within the United States; foreign operations are not material.

The following table shows each segment’s key operating results and financial position for the six months ended June 30, 2002 and 2001:

	Six months ended June 30, 2002				Six months ended June 30, 2001
(Dollars in thousands)	Community banking	Insurance agency services	Trust operations	Total	Community banking	Insurance agency services	Trust operations	Total
Net interest income	$184,429	$643	$378	$185,450	$151,910	$—	$458	$152,368
Non-interest income	17,685	38,492	1,956	58,133	19,639	—	2,083	21,722
Operating expenses	53,013	29,014	1,527	83,554	47,809	—	1,474	49,283
Net income before income taxes (1)	85,956	10,121	807	96,884	76,573	—	938	77,511

Total assets	7,141,364	225,074	53,023	7,419,461	6,282,668	—	57,795	6,340,463
Deposits	5,249,266	—	49,861	5,299,127	4,824,113	—	55,460	4,879,573
Trust assets administered	—	—	641,884	641,884	—	—	683,305	683,305

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of June 30, 2002 and December 31, 2001 and for the
Three Months and Six Months Ended June 30, 2002 and 2001

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the six months ended June 30, 2002 and 2001 is presented below.

(Dollars in thousands)	Six months ended June 30, 2002	Six months ended June 30, 2001
Net interest income and non-interest income
Total segment net interest income and non-interest income	$243,583	$174,090
Parent company net interest income and non-interest income	4,725	2,509

Consolidated net interest income and non-interest income	$248,308	$176,599

Net income before taxes
Total segment net income before income taxes	$96,884	$77,511
Parent company net income before income taxes	917	81

Consolidated net income before income taxes	$97,801	$77,592

Total assets
Total segment assets	$7,419,461	$6,340,463
Parent company assets	1,106,761	545,035

Consolidated total assets	$8,526,222	$6,885,498

NOTE 10—CASH DIVIDEND

We declared a cash dividend of $0.125 cents per share payable on July 15, 2002 to shareholders of record as of July 5, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Greater Bay is a financial holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Greater Bay also owns ABD, a commercial insurance brokerage firm.

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

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties, with 45 offices located in Aptos, Blackhawk, Capitola, Carmel, Cupertino, Danville, Fremont, Hayward, Lafayette, Los Gatos, Millbrae, Milpitas, Palo Alto, Petaluma, Pleasanton, Point Reyes Station, Redwood City, San Francisco, San Jose, San Leandro, San Mateo, San Rafael, San Ramon, Santa Clara, Santa Cruz, Saratoga, Scotts Valley, Sunnyvale, Valley Ford, Walnut Creek and Watsonville. Certain of our divisions’ operations extend beyond the San Francisco Bay Area. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. CAPCO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

At June 30, 2002, we had total assets of $8.5 billion, total loans, net, of $4.6 billion and total deposits of $5.3 billion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes income, income per share and key financial ratios for the periods indicated using two different measurements:

	Net income		Net income
(Dollars in thousands, except per share amounts)	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Net income	$33,536	$23,943	$61,138	$48,475
Net income per share:
Basic	$0.64	$0.48	$1.18	$0.98
Diluted	$0.62	$0.47	$1.14	$0.94
Return on average assets	1.60%	1.49%	1.50%	1.60%
Return on average shareholders’ equity	22.48%	22.06%	21.47%	23.24%

	Cash earnings (income before amortization of intangibles, nonrecurring warrant income, merger and other nonrecurring items) (1)		Cash earnings (income before amortization of intangibles, nonrecurring warrant income, merger and other nonrecurring items) (1)
(Dollars in thousands, except per share amounts)	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Cash earnings	$34,526	$23,871	$62,465	$48,578
Earnings per share:
Basic	$0.66	$0.48	$1.21	$0.98
Diluted	$0.63	$0.47	$1.16	$0.95
Return on average assets	1.68%	1.49%	1.56%	1.61%
Return on average shareholders’ equity	32.37%	23.29%	27.90%	24.72%

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

Quarter to Date

The 40.1% increase in net income during the second quarter of 2002 as compared to the second quarter of 2001 was the result of growth in loans and investments and an increase in insurance agency commissions and fees resulting from the acquisition of ABD in March 2002. For the three months ended June 30, 2002, net interest income increased 21.6% as compared to the three months ended June 30, 2001. This increase was primarily due to a 28.7% increase in average interest-earning assets for the three months ended June 30, 2002 as compared to the same period of 2001. Non-interest income for the three months ended June 30, 2002 increased 203.9%, primarily as a result of the ABD acquisition. The increases in loans and deposits also contributed to the 9.0% increase in loan and international banking fees and service charges and other fees. The revenue increases were partially offset by an increase in operating expenses which resulted from the ABD acquisition and increases incurred as required to service and support our growth. As a result, revenue increases were partially offset for the three months ended June 30, 2002 by a 69.2% increase in operating expenses, as compared to three months ended June 30, 2001. Excluding ABD, for the three months ended June 30, 2002, our operating expenses increased by 17.6% as compared to the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year to Date

The 26.1% increase in net income during the first six months of 2002 as compared to the same period of 2001 was the result of growth in loans and investments and an increase in insurance agency commissions and fees resulting from the ABD acquisition in March 2002. For the six months ended June 30, 2002, net interest income increased 22.4% as compared to the six months ended June 30, 2001. This increase was primarily due to a 35.0% increase in average interest-earning assets for the six months ended June 30, 2002 as compared to 2001. Non-interest income for the six months ended June 30, 2002 increased 153.9%, primarily as a result of the ABD acquisition. The increases in loans and deposits also contributed to the 3.8% increase in loan and international banking fees and service charges and other fees. The revenue increases were partially offset by an increase in operating expenses which resulted from the ABD acquisition and increases incurred as required to service and support our growth. As a result, revenue increases were partially offset for the six months ended June 30, 2002 by a 53.8% increase in operating expenses, as compared to the six months ended June 30, 2001. Excluding ABD, for the six months ended June 30, 2002, our operating expenses increased by 18.2% as compared to the same period last year.

Net Interest Income—Overview

We have been able to effectively manage our net interest margin, expressed as net yield on interest-earning assets, over the last year as market interest rates declined 475 basis points during 2001. Our second quarter 2002 margin declined only 28 basis points from the net interest margin for the second quarter of 2001. Our asset sensitive balance sheet caused the decline in the net interest margin in 2001; however, active management of the balance sheet mitigated the impact. Falling market interest rates place pressure on our net interest margin, while during periods of rising market interest rates, our net interest margin will expand. Because the majority of our loans have interest rates tied to the prime rate, interest rates on those loans move upward immediately upon a market interest rate increase, compared to our interest bearing liabilities, which do not reprice as quickly, nor do they reprice to the same levels as the interest rate sensitive loans. In response to those conditions, we changed our balance sheet mix and composition as we shifted the funding source of our specialty finance businesses, which consist of the CAPCO, Corporate Finance, Matsco and Pacific Business Funding divisions, from a core deposit base to a wholesale funding strategy. This funding shift corresponded with our original strategy for financing these niche specialty finance businesses. The impact of this change has allowed us to also restructure and increase the size of our investment securities portfolio by funding a substantial portion of it with the deposits which previously supported the specialty finance business units. The overall impact of this funding change has been threefold. First, it has increased the overall net interest income from operations, second it has allowed us to improve liquidity and reduce the duration of our investment portfolio and third it has slightly reduced the asset sensitivity of our balance sheet. On a combined basis, this change has positioned us to slightly reduce our exposure to declining interest rates, while also effectively restructuring our balance sheet to take advantage of market interest rates when they move upward.

On the basis of information available to us, we believe it is likely that the Federal Reserve Board will not increase interest rates for the remainder of 2002. On a prospective basis, we believe that our net interest margin will increase approximately 3 to 6 basis points for every 25 basis point increase in market interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Net interest income increased 21.6% to $93.7 million for the second quarter of 2002 from $77.0 million for the second quarter of 2001. This increase was primarily due to the $1.7 billion, or 28.7%, increase in average interest-earning assets and was partially offset by the 28 basis point decrease in our net yield on interest-earning assets. Net interest income increased 1.2% in the second quarter of 2002 from $92.5 million from the first quarter of 2002. This increase was primarily due to the $205.4 million, or 2.7%, increase in average interest-earning assets, which was partially offset by the 13 basis point decrease in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended June 30, 2002			Three months ended March 31, 2002			Three months ended June 30, 2001
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Federal funds sold	$81,932	$331	1.62%	$55,159	$222	1.63%	$87,372	$942	4.32%
Other short term securities	3,183	39	4.91%	345	5	5.88%	21,373	225	4.22%
Investment securities:
Taxable	2,971,804	45,387	6.13%	2,917,473	45,191	6.28%	1,522,157	26,228	6.91%
Tax-exempt (2)	145,187	1,780	4.92%	125,618	1,432	4.62%	156,706	1,861	4.76%
Loans (3)	4,541,191	83,255	7.35%	4,439,279	82,575	7.54%	4,231,007	95,413	9.05%

Total interest-earning assets	7,743,297	130,792	6.77%	7,537,874	129,425	6.96%	6,018,615	124,669	8.31%
Noninterest-earning assets	669,890			490,786			417,630

Total assets	$8,413,187	130,792		$8,028,660	129,425		$6,436,245	124,669

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,461,298	9,496	1.55%	$2,346,499	8,751	1.51%	$2,314,561	17,053	2.96%
Time deposits, over $100,000	534,131	3,358	2.52%	603,115	3,857	2.59%	784,222	9,471	4.84%
Other time deposits	1,275,405	7,946	2.50%	1,170,100	8,326	2.89%	732,687	8,953	4.90%

Total interest-bearing deposits	4,270,834	20,800	1.95%	4,119,714	20,934	2.06%	3,831,470	35,477	3.71%
Borrowings	2,228,351	16,320	2.94%	2,100,865	15,957	3.08%	990,422	12,151	4.92%

Total interest-bearing liabilities	6,499,185	37,120	2.29%	6,220,579	36,891	2.41%	4,821,892	47,628	3.96%
Noninterest-bearing deposits	923,722			935,428			977,045
Other noninterest-bearing liabilities	153,870			90,331			102,563
Trust Preferred Securities and preferred stock of real estate investment trust subsidiaries of the Banks	238,156			233,022			99,500
Shareholders’ equity	598,254			549,300			435,245

Total shareholders’ equity and liabilities	$8,413,187	37,120		$8,028,660	36,891		$6,436,245	47,628

Net interest income		$93,672			$92,534			$77,041

Interest rate spread			4.48%			4.56%			4.35%
Contribution of interest free funds			0.37%			0.42%			0.79%

Net yield on interest-earning assets (4)			4.85%			4.98%			5.13%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)
Tax equivalent yields earned on the tax exempt securities are 7.36%, 6.89% and 6.98% for the three months ended June 30, 2002, March 31, 2002, and June 30, 2001, respectively, using the federal statutory rate of 35%.

(3)	Loan fees totaling $1.7 million, $1.9 million and $2.5 million are included in loan interest income for three months ended June 30, 2002, March 31, 2002 and June 30, 2001, respectively.
(4)
Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	Three months ended June 30, 2002 compared with June 30, 2001 favorable / (unfavorable)			Three months ended June 30, 2002 compared with March 31, 2002 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(55)	$(556)	$(611)	$111	$(2)	$109
Other short term investments	(218)	32	(186)	41	(7)	34
Investment securities:
Taxable	22,443	(3,284)	19,159	1,057	(861)	196
Tax-exempt	(140)	59	(81)	247	101	348
Loans	6,627	(18,785)	(12,158)	2,331	(1,651)	680

Total interest income	28,656	(22,533)	6,123	3,786	(2,419)	1,367

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(1,021)	8,578	7,557	(506)	(239)	(745)
Time deposits over $100,000	2,442	3,671	6,113	402	97	499
Other time deposits	(4,676)	5,683	1,007	(754)	1,134	380

Total interest-bearing deposits	(3,254)	17,931	14,677	(858)	992	134
Borrowings	(10,559)	6,390	(4,169)	(1,054)	691	(363)

Total interest expense	(13,814)	24,322	10,508	(1,912)	1,683	(229)

Net increase (decrease) in net interest income	$14,843	$1,788	$16,631	$1,874	$(736)	$1,138

The Quarter Ended June 30, 2002 Compared to June 30, 2001

Interest income in the second quarter ended June 30, 2002 increased 4.9% to $130.8 million from $124.7 million in the quarter ended June 30, 2001. This was primarily due to the increase in interest-earning assets which was partially offset by a decrease in the yield earned on average interest-earning assets.

Average interest-earning assets increased $1.7 billion, or 28.7%, to $7.7 billion in the three months ended June 30, 2002, compared to $6.0 billion in the same period for 2001. Average loans increased $310.2 million, or 7.3%, to $4.5 billion for the three months ended June 30, 2002 from $4.2 billion in the same period for 2001. Average investment securities, Federal funds sold and other short-term securities, increased 79.1% to $3.2 billion in the second quarter of 2002 from $1.8 billion in the same period for 2001.

        The average yield on interest-earning assets decreased 154 basis points to 6.77% in the second quarter of 2002 from 8.31% in the same period of 2001, reflecting the 200 basis point decline in the Federal Funds rate during the second half of 2001 and the decrease in the percentage of our assets comprised of loans as compared to the lower yielding investment securities. Loans represented approximately 58.6% of total interest-earning assets in the second quarter of 2002 compared to 70.3% for the same period in 2001. The decrease in loans as a percentage of total interest-earning assets was a result of our wholesale funding strategy, described above. The average yield on loans decreased 170 basis points to 7.35% in the same period of 2002 from 9.05% for the same period in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in the second quarter of 2002 decreased 22.1% to $37.1 million from $47.6 million for the same period of 2001. This decrease was due to lower interest rates paid on interest-bearing liabilities. The average yield on interest-bearing liabilities decreased 167 basis points to 2.29% in the second quarter of 2002 from 3.96% in the same period of 2001. The average yield on interest-bearing deposits decreased 176 basis points to 1.95% in the same period of 2002 from 3.71% in the same period of 2001. The decline in rates paid on interest-bearing liabilities was partially offset by an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities increased 34.8% to $6.5 billion in the second quarter of 2002 from $4.8 billion in the same period of 2001. The increase was due primarily to the increase in time deposit accounts and short term borrowings.

During the second quarter of 2002, average noninterest-bearing deposits decreased to $923.7 million from $977.0 million in the same period of 2001.

As a result of the foregoing, our interest rate spread increased to 4.48% in the second quarter of 2002 from 4.35% in the same period of 2001. The net yield on interest-earning assets decreased in the second quarter of 2002 to 4.85% from 5.13% in the same period of 2001.

The Quarter Ended June 30, 2002 Compared to March 31, 2002

Interest income increased 1.1% to $130.8 million in the second quarter of 2002 from $129.4 million in the previous quarter. Average interest-earning assets increased 2.7% to $7.7 billion in the first quarter of 2002 from $7.5 billion in the previous quarter primarily as a result of an increase in investment securities. The yield on the higher volume of average interest-earning assets declined 19 basis points to 6.77% in the second quarter of 2002 from 6.96% in the previous quarter. The average yield on loans decreased 19 basis points to 7.35% in the second quarter of 2002 from 7.54% in the previous period. Average investment securities, Federal Funds sold and other short-term securities, increased 3.3% to $3.2 billion in the second quarter of 2002 from $3.1 billion in the previous quarter.

Interest expense in the second quarter of 2002 increased 0.6% to $37.1 million from $36.9 million in the previous quarter as a result of an increase in the volume of interest-bearing liabilities which was partially offset by a decrease in the rates paid on interest-bearing liabilities. The average yield on interest-bearing liabilities decreased 12 basis points to 2.29% in the second quarter of 2002 from 2.41% in the previous quarter. The average yield on interest bearing deposits decreased 11 basis points to 1.95% in the second quarter of 2002 from 2.06% in the previous quarter. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 4.5% to $6.5 billion in the second quarter of 2002 from $6.2 billion in the previous quarter.

During the second quarter of 2002, average noninterest-bearing deposits decreased to $923.7 million from $935.4 million in the previous quarter.

As a result of the foregoing, our interest rate spread decreased to 4.48% in the second quarter of 2002 from 4.56% in the previous quarter. The net yield on interest-earning assets decreased to 4.85% in the second quarter of 2002 from 4.98% in the previous quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income—Year to Date

Net interest income increased 22.4% to $186.2 million for the six months ended June 30, 2002 from $152.1 million for the six months ended June 30, 2001. This increase was primarily due to the $2.0 billion, or 35%, increase in average interest-earning assets, which was partially offset by a 50 basis point decrease in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Six months ended June 30, 2002			Six months ended June 30, 2001
(Dollars in thousands)	Average balance (1)	Interest	Average yield /rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Federal funds sold	$68,593	$554	1.63%	$83,665	$2,059	4.96%
Other short term securities	1,772	42	4.78%	20,313	506	5.02%
Investment securities:
Taxable	2,948,757	90,580	6.19%	1,213,701	42,372	7.04%
Tax-exempt (2)	131,569	3,212	4.92%	174,790	4,338	5.00%
Loans (3)	4,489,108	165,829	7.45%	4,168,204	196,164	9.49%

Total interest-earning assets	7,639,799	260,217	6.87%	5,660,673	245,439	8.74%
Noninterest-earning assets	583,036			433,795

Total assets	$8,222,835	260,217		$6,094,468	245,439

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,404,214	18,247	1.53%	$2,357,974	38,443	3.29%
Time deposits, over $100,000	553,295	7,239	2.64%	772,978	22,162	5.78%
Other time deposits	1,238,180	16,249	2.65%	617,618	14,037	4.58%

Total interest-bearing deposits	4,195,689	41,735	2.01%	3,748,570	74,642	4.02%
Borrowings	2,166,054	32,276	3.00%	716,848	18,657	5.25%

Total interest-bearing liabilities	6,361,743	74,011	2.35%	4,465,418	93,299	4.21%
Noninterest-bearing deposits	929,543			996,524
Other noninterest-bearing liabilities	121,831			112,358
Trust Preferred Securities and preferred stock of real estate investment trust subsidiaries of the Banks	235,603			99,500
Shareholders’ equity	574,115			420,668

Total shareholders’ equity and liabilities	$8,222,835	74,011		$6,094,468	93,299

Net interest income		$186,206			$152,140

Interest rate spread			4.52%			4.53%
Contribution of interest free funds			0.39%			0.89%

Net yield on interest-earning assets (4)			4.92%			5.42%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax exempt securities are 7.36% and 7.33% for the six months ended June 30, 2002 and June 30, 2001. respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $3.5 million and $6.4 million are included in loan interest income for six months ended June 30, 2002, and June 30, 2001, respectively.
(4)
Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	Six months ended June 30, 2002 compared with June 30, 2001 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(318)	$(1,187)	$(1,505)
Other short term investments	(441)	(23)	(464)
Investment securities:
Taxable	53,862	(5,654)	48,208
Tax-exempt	(1,056)	(70)	(1,126)
Loans	14,246	(44,581)	(30,335)

Total interest income	66,292	(51,514)	14,778

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(740)	20,936	20,196
Time deposits over $100,000	5,123	9,800	14,923
Other time deposits	(9,909)	7,697	(2,212)

Total interest-bearing deposits	(5,525)	38,432	32,907
Borrowings	(24,409)	10,790	(13,619)

Total interest expense	(29,934)	49,222	19,288

Net increase (decrease) in net interest income	$36,358	$(2,292)	$34,066

The Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Interest income in the six months ended June 30, 2002 increased 6.0% to $260.2 million from $245.4 million in the same period of 2001. This was primarily due to the increase in interest-earning assets which was partially offset by a decrease in the yield earned on average interest-earning assets.

Average interest-earning assets increased $2.0 billion, or 35.0%, to $7.6 billion in the six months ended June 30, 2002, compared to $5.7 billion in the same period of 2001. Average loans increased $320.9 million, or 7.7%, to $4.5 billion for the six months ended June 30, 2002 from $4.2 billion in the same period of 2001. Average investment securities, Federal Funds sold and other short-term securities, increased 111.1% to $3.2 billion in the six months ended 2002 from $1.5 billion in the same period of 2001.

The average yield on interest-earning assets decreased 187 basis points to 6.87% in the six months ended June 30, 2002 from 8.74% in the same period of 2001, reflecting the 200 basis point decline in the Federal Funds rate during the second half of 2001 and the decrease in the percentage of our assets comprised of loans as compared to the lower yielding investment securities. Loans represent approximately 58.8% of total interest-earning assets in the six months ended June 30, 2002 as compared to 73.6% for the same period in 2001. The decrease in loans as a percentage of total interest-earning assets was a result of our wholesale funding strategy, described above. The average yield on loans decreased 204 basis points to 7.45% in the same period of 2002 from 9.49% for the same period of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in the six months ended June 30, 2002 decreased 20.7% to $74.0 million from $93.3 million for the same period of 2001. This decrease was due to lower interest rates paid on interest-bearing liabilities. The average yield on interest-bearing liabilities decreased 186 basis points to 2.35% in the six months ended June 30, 2002 from 4.21% in the same period of 2001. The average yield on interest bearing deposits decreased 201 basis points to 2.01% in the same period of 2002 from 4.02% in the same period 2001. The decline in rates paid on interest bearing-liabilities was partially offset by an increase in the balance of those liabilities. Average interest-bearing liabilities increased 42.5% to $6.4 billion in the six months ended June 30, 2002 from $4.5 billion in the same period of 2001. The increase was due primarily to the increase in borrowings which was a result of the implementation of our wholesale funding strategy, described above. The increase in borrowing was augmented by deposit growth resulting from the efforts of our relationship managers in generating core deposits from their client relationships.

During the six months ended June 30, 2002, average noninterest-bearing deposits decreased to $929.5 million from $996.5 million in the same period of 2001.

As a result of the foregoing, our interest rate spread decreased to 4.52% in the six months ended June 30, 2002 from 4.53% in the same period of 2001. The net yield on interest-earning assets decreased in the six months ended June 30, 2002 to 4.92% from 5.42% in the same period of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We incurred client service expenses with respect to our noninterest-bearing deposits. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If we had included these expenses in interest expense, our net yield on interest-earning assets would have been as follows for each of the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2002	2001	2002	2001
Average noninterest-bearing demand deposits	$923,722	$977,045	$929,543	$996,524
Client service expenses	557	805	1,204	1,608
Client service expenses, as a percentage of average noninterest bearing demand deposits	0.24%	0.33%	0.26%	0.33%

IMPACT ON NET YIELD ON INTEREST-EARNING ASSETS:
Net yield on interest-earning assets	4.85%	5.13%	4.92%	5.42%
Impact of client service expense	(0.03)%	(0.05)%	(0.04)%	(0.06)%

Adjusted net yield on interest-earning assets	4.82%	5.08%	4.88%	5.36%

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

The provision for loan losses for the second quarter of 2002 was $9.0 million, compared to $10.0 million for the second quarter of 2001. The provision for loan losses for the six months ended June 30, 2002 was $25.0 million, compared to the $17.4 million for the same period of last year. Our ratio of allowance for loan losses to total loans at June 30, 2002 was 2.68%, as compared to 2.77% at December 31, 2001. Non-performing assets at June 30, 2002 were $42.9 million, or 0.50% of assets, compared to $31.0 million, or 0.39% of assets, at December 31, 2001. For further information on nonperforming assets and the allowance for loan losses and a description of our systematic methodology employed in determining an adequate allowance for loan losses, see “Financial Condition—Nonperforming Assets” and “Financial Condition—Allowance for Loan Losses”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income

Total recurring non-interest income increased to $39.5 million in the second quarter of 2002, compared to $22.6 million for the first quarter of 2002 and $12.5 million for the second quarter of 2001. For the six months ended June 30, 2002, our recurring non-interest income increased to $62.1 million as compared to $24.0 million for the same period last year. The following table sets forth information by category for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Insurance agency commissions and fees	$27,601	$10,891	$—	$—	$—
Service charges and other fees	2,762	2,828	3,223	2,564	2,481
Gain on sale of investments, net	2,707	200	(46)	819	3,944
Loan and international banking fees	2,273	2,527	2,243	1,987	2,085
Trust fees	894	906	881	865	978
ATM network revenue	628	583	656	803	766
Gain on sale of loans	210	496	347	1,684	375
Other income	2,435	4,161	2,380	1,900	1,870

Total, recurring	39,510	22,592	9,684	10,622	12,499
Warrant income	—	—	—	77	504

Total	$39,510	$22,592	$9,684	$10,699	$13,003

Non-interest income increased during the second quarter of 2002, as compared to the first quarter of 2002, and the second quarter of 2001, primarily due to the increase in insurance agency commissions and fees. As a result of the ABD acquisition in March 2002, our second quarter results included three months of insurance agency commissions and fees totaling $27.6 million as compared to the one month total of $10.9 million recorded during the first quarter of 2002.

During the second quarter of 2002, we recorded a $210,000 gain on sale of loans, compared to $496,000 for the first quarter of 2002, and $375,000 gain in the second quarter of 2001.

During the second quarter of 2002, we recorded a $2.7 million gain on sale of investments, compared to a $200,000 gain for the first quarter of 2002, and a $3.9 million gain in the second quarter of 2001. The gain on sale of investments in the second quarter of 2002 was the result of sales undertaken to manage interest rate risk and in anticipation of forthcoming increases in prepayment rates. The gain on sale of investments in the second quarter of 2001 was the result of a program to consolidate the investment portfolios of our ten subsidiary banks. As a result of this program, we liquidated a number of our smaller investment positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income for the second quarter of 2002, first quarter of 2002 and fourth quarter of 2001 includes $297,000, $149,000 and $636,000, respectively, in income recognized on derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). These derivative instruments had previously been treated as interest rate hedges and the unrealized gains and losses on those instruments had been included in other comprehensive income. There was no such income prior to the fourth quarter of 2001.

For the second quarter of 2001, there was $504,000 in warrant income, which is net of related employee incentives of $216,000. There was no such income during the second quarter of 2002 or the first quarter of 2002. At June 30, 2002, we held approximately 126 warrant positions. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	June 30, 2002 (1)	March 31, 2002 (1)	December 31, 2001	September 30, 2001	June 30, 2001
Compensation and benefits	$38,647	$28,575	$24,696	$22,318	$21,639
Occupancy and equipment	10,267	8,838	7,817	7,036	6,642
Dividends on Trust Preferred Securities and preferred stock of real estate investment trusts	5,185	5,323	5,088	3,724	2,454
Legal and other professional fees	1,915	1,689	2,342	2,418	1,626
Amortization of intangibles	1,650	562	376	374	366
Trust Preferred Securities early retirement expense	975	—	—	—	—
Client service expenses	557	647	645	712	805
FDIC insurance and regulatory assessments	417	463	627	406	393
Other	10,901	8,896	7,437	7,945	7,744

Total operating expenses excluding nonrecurring costs	70,514	54,993	49,028	44,933	41,669
Merger and other related nonrecurring costs	—	—	29,249	—	—

Total operating expenses	$70,514	$54,993	$78,277	$44,933	$41,669

Efficiency ratio	52.95%	47.77%	80.22%	49.01%	46.28%
Efficiency ratio (before merger and nonrecurring items)	52.95%	47.77%	50.25%	49.05%	46.54%
Efficiency ratio excluding dividends paid on Trust Preferred Securities and preferred stock of real estate investment trusts (before merger and nonrecurring items)	48.32%	43.14%	45.03%	44.99%	43.80%
Total operating expenses to average assets	3.36%	2.78%	4.08%	2.49%	2.60%
Total operating expenses to average assets (before merger and nonrecurring items)	3.36%	2.78%	2.55%	2.49%	2.60%

(1)
With the acquisition of ABD in March of 2002, three months and one month operating expenses for ABD are included for the quarter ended June 30, 2002 and March 31, 2002, respectively. Excluding ABD, our total operating expenses would have been $49.0 million and $47.5 million and our efficiency ratio would have been 46.61% and 45.64%, our efficiency ratio excluding dividends paid on Trust Preferred Securities and preferred stock of real estate investment trusts (before merger and other nonrecurring cost) would have been 40.75% and 40.53%, respectively, and our total operating expenses to average assets would have been 2.40% and 2.42%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating expenses totaled $70.5 million for the second quarter of 2002, compared to $55.0 million for the first quarter of 2002 and $41.7 million for the second quarter of 2001. For the six months ended June 30, 2002, our operating expenses totaled $125.5 million as compared to $81.6 million for the same period last year. The ratio of operating expenses to average assets was 3.36% in the second quarter of 2002, 2.78% in the first quarter of 2002, and 2.60% in the second quarter of 2001.

The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for the second quarter of 2002 was 52.95%, compared to 47.77% in the first quarter of 2002 and 46.28% in the second quarter of 2001. Excluding the addition of ABD and other nonrecurring items, our efficiency ratio for the second quarter of 2002 was 46.61%, compared to 45.64% in the first quarter of 2002 and 46.54% in second quarter of 2001.

Operating expenses increased $15.5 million during the second quarter of 2002 as compared to the first quarter of 2002. This increase is primarily due to the three months of ABD’s operating expense as compared to one month in the previous quarter. Excluding the addition of ABD, operating expenses, excluding nonrecurring costs would have increased $1.5 million. Our total operating expenses to average assets before merger and other nonrecurring items and excluding ABD was 2.40% as compared to 2.42% for the first quarter of 2002. As compared to second quarter of 2001, operating expenses during the second quarter of 2002 increased $28.8 million. This increase was due to our acquisition of ABD and CAPCO and the additions in personnel made during 2001 and 2002 to accommodate our growth.

Compensation and benefits expenses increased in the second quarter of 2002 to $38.6 million, compared to $28.6 million in the first quarter of 2002 and $21.6 million in the second quarter of 2001. This increase is primarily as a result of our acquisition of ABD. Compensation and benefits expenses for ABD were $15.2 million and $5.4 million for the second quarter of 2002 and the first quarter of 2001, respectively.

The expense for dividends on Trust Preferred Securities and preferred stock of the real estate investment trust was $6.2 million for the first quarter of 2002, compared to $5.3 million for the first quarter of 2002 and $2.5 million for the second quarter of 2001. This increase reflects the issuance of $123.5 million in Trust Preferred Securities in 2001 and 2002; and $15.6 million in the preferred stock of CNB Investment Trust II, a real estate investment trust subsidiary of the Cupertino National Bank. On July 22, 2002, we redeemed all of the outstanding trust preferred securities, totaling $20.0 million, of GBB Capital I, a trust subsidiary owned by Greater Bay that was formed on March 30, 1997. We believe that the Trust Preferred Securities and preferred stock of the real estate investment trusts expense primarily represents a cost of capital, as opposed to traditional operating expense.

During the second quarter of 2002, legal and other professional fees increased to $1.9 million, compared to $1.7 million in the first quarter of 2002 and $1.6 million in the second quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our amortization of intangibles totaled $1.7 million for the second quarter of 2002, compared to $562,000 for the first quarter of 2002, and compared to $366,000 for the second quarter of 2001. The amortization for 2002 primarily relates to expirations recorded with the ABD acquisition. Amortization of other intangible assets for 2002 through 2006 is estimated to range between $5.0 million and $6.5 million annually.

Income Taxes

Our effective income tax rate for the second quarter and six months ended of 2002 and 2001 was 37.5%. The effective rates were lower than the statutory rate of 42% due to tax exempt income.

FINANCIAL CONDITION

Total assets increased 8.2% to $8.5 billion at June 30, 2002, compared to $7.9 billion at December 31, 2001. The increase in the six months ended June 30, 2002 was primarily due to increases in our loans and investment securities funded by growth in deposits and other borrowings.

Investment Securities

Investment securities increased 7.1% to $3.2 billion at June 30, 2002 compared to $3.0 billion at December 31, 2001. We manage our investment portfolio to meet our liquidity needs through proceeds from scheduled maturities and to manage our interest rate risk. The portfolio is utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. We do not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity.

Loans

Total gross loans at June 30, 2002 was $4.7 billion, compared to $4.5 billion at December 31, 2001 and $4.3 billion at June 30, 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended June 30, 2002, total loans increased $187.9 million or 4.17%, with nearly all of the growth occurring during the second quarter. Our pipeline of loans declined from the end of September 2001 through January 2002. In February 2002, we saw a slight increase in the loan pipeline and, beginning in March, our pipeline was once again growing. However, even with the pipeline increase, we are continuing to see that our corporate borrowers’ usage of their lines of credit is low compared to prior periods, indicating they are cautious about debt levels during a period of economic uncertainty. We are also continuing to see slowing in the commercial construction market, as builders postpone or delay projects. This factor is accentuated as we continue to take a conservative posture related to credit underwriting, which we believe is a prudent course of action. We are continuing to focus our attention on our quality client relationships and avoid growth on the fringe during these uncertain times.

Of our loan growth for the first six months of 2002, $88.9 million or just under half of our total growth, occurred in our commercial loan portfolio. During that same period, real estate loans increased by $124.7 million. The growth was offset by a contraction of $25.7 million in consumer and other loans. During the recent economic down turn and continuing through quarter end, we have seen super regional and money center banks make the decision not to serve certain market segments, including real estate loan markets in parts of the San Francisco Bay Area. This pull out of the market by larger banks creates a unique opportunity for community banks to attract high quality credits which might not be available to them at other times. We believe that our Regional Community Banking Philosophy will enable us to take advantage of this opportunity to originate new, high quality, real estate loans while also continuing our focus on growing our commercial loans portfolio.

The following table presents the composition of our loan portfolio at the dates indicated.

	June 30, 2002		December 31, 2001		June 30, 2001
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,997,960	43.8%	$1,909,056	43.7%	$1,865,769	44.4%
Term real estate—commercial	1,500,972	32.9	1,407,300	32.2	1,192,601	28.4

Total Commercial	3,498,932	76.7	3,316,356	75.9	3,058,370	72.8
Real estate construction and land	728,795	16.0	744,127	17.0	781,018	18.6
Real estate other	292,474	6.4	246,117	5.6	246,908	5.9
Consumer and other	178,809	3.9	204,483	4.7	224,093	5.3

Total loans, gross	4,699,010	103.0	4,511,083	103.2	4,310,389	102.6
Deferred fees and discounts, net	(16,354)	(0.4)	(15,362)	(0.4)	(14,788)	(0.4)

Total loans, net of deferred fees	4,682,656	102.6	4,495,721	102.8	4,295,601	102.2
Allowance for loan losses	(126,092)	(2.6)	(124,744)	(2.8)	(96,119)	(2.2)

Total loans, net	$4,556,564	100.0%	$4,370,977	100.0%	$4,199,482	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate—commercial and real estate other portfolios and the allocation between fixed and variable rate loans at June 30, 2002.

(Dollars in thousands)	Commercial	Term real estate— commercial	Real estate construction and land	Real estate other
Loans maturing in:

One year or less:
Fixed rate	$291,074	$42,405	$133,901	$11,437
Variable rate	463,128	37,289	536,494	40,024

One to five years:
Fixed rate	343,257	268,740	8,140	7,612
Variable rate	294,867	234,972	36,610	48,421

After five years:
Fixed rate	419,775	389,758	5,091	13,422
Variable rate	185,859	527,808	8,559	171,558

Total	$1,997,960	$1,500,972	$728,795	$292,474

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The following table sets forth information regarding nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Nonperforming loans:
Nonaccrual loans	$42,349	$27,837	$30,970	$22,273	$8,186

Total nonperforming loans	42,349	27,837	30,970	22,273	8,186
OREO	509	972	—	—	—

Total nonperforming assets	$42,858	$28,809	$30,970	$22,273	$8,186

Restructured loans	$4,500	$4,500	$—	$—	$—

Accruing loans past due 90 days or more	$6,729	$2,614	$5,073	$5,312	$833

Nonperforming assets to total loans and OREO	0.92%	0.64%	0.69%	0.51%	0.19%
Nonperforming assets to total assets	0.50%	0.35%	0.39%	0.30%	0.12%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.15%	0.80%	0.80%	0.63%	0.21%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.63%	0.43%	0.46%	0.37%	0.13%

Non-performing assets at June 30, 2002 totaled $42.9 million, or 0.50% of assets, compared to $28.8 million, or 0.35% of assets at March 31, 2002 and $31.0 million, or 0.39% of assets, at December 31, 2001. As of March 31, 2002, our peer group average ratio of nonperforming asset to total assets was 0.97% based on the Uniform Bank Holding Company Performance Report. While we recognize that the economic slowdown can impact our clients’ financial performance and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and well-reserved balance sheet to manage through slowing economic periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At June 30, 2002, $14.9 million of the nonperforming loans were from our Shared National Credit (“SNC”) portfolio, $4.8 million were venture banking credits and $9.6 million were related to the real estate loan portfolio.

As June 30, 2002, the non-relationship SNC portfolio has been reduced to approximately $70 million or 1.5% of total loans. We are exploring options to reduce this portfolio either through individual loan sales or a bulk portfolio sale. As we have previously disclosed, we have not funded a non-relationship SNC loan in over 30 months and we do not expect to re-enter this market in the foreseeable future. In addition, no losses were incurred in our venture lending portfolio during the second quarter of 2002. This portfolio is now down to approximately $72 million. At June 30, 2002, our SNC and venture lending portfolios combined represent approximately 3.0% of total loans.

For the second quarter of 2002, we had $9.6 million in non-performing real estate loans which represents 0.38% of the real estate loan portfolio. We believe that each of these non-performing loans has adequate collateral coverage. During the second quarter of 2002, we sold one OREO property totaling $972,000 at no loss. During the second quarter of 2002, we also foreclosed on a second property with a carrying value of $509,000. This property was sold for a slight gain following the end of the second quarter of 2002. The nonperforming real estate loans are primarily comprised of two loans each with current balances between $4.0 million and $5.0 million. We have obtained a current appraisal on the larger of these loans which indicates a loan to value ratio of approximately 80% and we are in the process of updating the valuation of the collateral on the second loan. We believe our relationship management focus combined with our proactive credit management strategies will minimize the impact of the real estate market on our non-performing loans, OREO and resulting net charge-offs. We anticipate the possibility of some additional risk rating migration of real estate loans if the economy fails to improve as expected during the remainder of 2002.

We performed a market sensitivity and property status analysis on all 77 individual real estate loans in excess of $5.0 million, representing 30% of all real estate loans. Through our analysis we have identified four loans that, based on the results of our analysis, could be at risk. A sale of the property is pending on one of these loans with no loss anticipated to us. For two of the loans we have negotiated for additional funds to be brought in. The remaining loan identified as being at risk is one where we are working with the borrower to bring in additional funds. However, based on current analysis, we are unsure if the funds will be received. Therefore, we have included this loan in our disclosure of loans having a higher than normal risk of becoming nonperforming. We have begun an expanded sensitivity analysis for loans between $2.0 million and $5.0 million and have completed the analysis on over 40% of the 90 loans in this expanded group. When completed, this expanded analysis will cover an additional 15% of our real estate portfolio. To date, we have not identified any loans in this category that would result in significant loss exposure. Based on these results, we currently believe we do not have any systemic areas of concern in our real estate loan portfolio.

For the balance of the portfolio under $2.0 million we continue to look at late payments and operating statements to evaluate areas of concern. We are not seeing signs of delinquencies in specific areas of the portfolio and we attribute this to our relationship style of lending and conservative underwriting standards. While we are pleased with these results we continue to be vigilant in monitoring this portfolio of loans.

The balance of loans past due 90 days or more and accruing increased to $6.7 million at June 30, 2002, compared to $5.1 million at December 31, 2001. In addition to the loans disclosed above as nonaccrual or restructured, management has also identified two loans totaling approximately $11.8 million that on the basis of information known to us were judged to have a higher than normal risk of becoming nonperforming. One of the loans is a real estate loan discussed above totaling $7.8 million, with the balance being one SNC loan totaling $3.9 million that we determined had, subsequent to June 30, 2002, been graded as a nonperforming loan during the regulatory exam at the lead agent bank. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The following table sets forth information concerning our allowance for loan losses at the dates and for the period indicated.

	At and for the three month periods ended
(Dollars in thousands)	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
Period end loans outstanding	$4,699,010	$4,513,294	$4,511,083	$4,394,901	$4,310,389
Average loans outstanding	$4,575,569	$4,464,596	$4,454,504	$4,333,508	$4,244,746
Allowance for loan losses:
Balance at beginning of period	$125,331	$124,744	$98,178	$96,119	$93,688
Allowance of entities acquired through mergers accounted for under purchase accounting method	—	—	—	—	—
Charge-offs:
Commercial	(6,624)	(16,219)	(6,057)	(7,327)	(7,802)
Term real estate—commercial	(2,000)	—	—	—	—

Total commercial	(8,624)	(16,219)	(6,057)	(7,327)	(7,802)
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	(236)	(135)	(239)	(83)	(109)

Total charge-offs	(8,860)	(16,354)	(6,296)	(7,410)	(7,911)

Recoveries:
Commercial	446	915	400	1,016	273
Term real estate—commercial	20	—	—	—	—

Total commercial	466	915	400	1,016	273
Real estate construction and land	—	1	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	155	25	12	53	20

Total recoveries	621	941	412	1,069	293

Net charge-offs	(8,239)	(15,413)	(5,884)	(6,341)	(7,618)
Provision charged to income (1)	9,000	16,000	32,450	8,400	10,049

Balance at end of period	$126,092	$125,331	$124,744	$98,178	$96,119

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.72%	1.40%	0.52%	0.58%	0.72%
Year to date net charge-offs to average loans outstanding during the period, annualized	1.05%	1.40%	0.59%	0.61%	0.63%

Quarterly net charge-offs excluding SNC portfolio to average loans outstanding during the period, annualized	0.65%	0.39%	0.17%	0.06%	0.34%
Year to date net charge-offs excluding SNC portfolio to average loans outstanding during the period, annualized	0.53%	0.39%	0.23%	0.26%	0.36%

Allowance as a percentage of average loans outstanding	2.75%	2.81%	2.80%	2.26%	2.27%
Allowance as a percentage of period end loans outstanding	2.68%	2.78%	2.77%	2.23%	2.23%
Allowance as a percentage of non-performing assets	294.21%	435.04%	402.79%	440.79%	1174.19%

(1)	Includes $3.5 million in the fourth quarter of 2001 to conform the merged entity to our allowance methodologies which is included in mergers and related nonrecurring costs.

During the second quarter ended June 30, 2002, our ratio of net charge-offs to average loans outstanding was 0.72%, as compared to 1.40% for the first quarter of 2002 and 0.72% for the second quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses, is to some extent, based on the judgment and experience of management. Management believes that the allowance for loan losses is adequate as of June 30, 2002 to cover known and inherent risks in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

At June 30, 2002, the allowance for loan losses was $126.1 million, consisting of a $106.6 million allocated allowance and a $19.5 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

•	The current business cycle and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

•	Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

•	The results of bank regulatory examinations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits

We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.3 billion at June 30, 2002, an increase of 6.2% compared to December 31, 2001. Approximately 90% of this increase was related to growth in money market demand accounts and is a result of the success of the promotion of our Treasury Plus program to attract new deposits.

In this economic environment, we believe our clients are more likely to utilize deposits and cash-on-hand rather than other funding sources. This is particularly evidenced in our venture banking unit, as our business clients focus more on managing current operations than business expansion, which has resulted in a reduction in their borrowing needs. The economic slowdown has also impacted our Trust unit as the general market conditions have reduced investments in our money market accounts.

Our noninterest-bearing demand deposit accounts decreased 2.1% to $933.5 million at June 30, 2002 compared to $954.0 million at December 31, 2001.

Money market deposit accounts (“MMDA”), negotiable order of withdrawal accounts (“NOW”) and savings accounts were $2.6 billion at June 30, 2002 compared to $2.3 billion at December 31, 2001.

MMDA, NOW and savings accounts were 48.2% of total deposits at June 30, 2002 as compared to 45.7% at December 31, 2001. Time certificates of deposit totaled $1.8 billion, or 34.2% of total deposits at June 30, 2002 compared to $1.8 billion or 35.2% of total deposits at December 31, 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Greater Bay is a company separate and apart from the Banks and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on the outstanding issues of trust preferred securities and is directly responsible for the contingent interest on the zero coupon senior convertible contingent debt securities, and the dividends paid on our common stock and the 7.25% convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of ABD and the Banks to pay dividends to Greater Bay. At June 30, 2002, the subsidiaries had approximately $83.7 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet our ongoing cash obligations. During the quarter ended June 30, 2002, Greater Bay raised approximately $200 million through a private offering of zero coupon senior convertible contingent debt securities. As of June 30, 2002, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $106.9 million for the six months ended June 30, 2002 and $44.0 million for the same period in 2001. Cash used for investing activities totaled $483.9 million in the six months ended June 30, 2002 and $1.3 billion in the same period of 2001. The funds used for investing activities primarily represent increases in loans and investment securities for each period reported.

For the six months ended June 30, 2002, net cash provided by financing activities was $426.6 million, compared to $1.0 billion in the same period of 2001. Historically, our primary financing activity has been through deposits. For the six months ended June 30, 2002 and 2001, deposit gathering activities generated cash of $309.1 million and $129.2 million, respectively. This represents a total of 72.4% and 12.6% of the financing cash flows for the six months ended June 30, 2001 and 2001, respectively. For the six months ended June 30, 2002 and 2001, net change in short term and long term borrowings was $113.5 million and $902.2 million, respectively. The cash provided by borrowings for the six months ended June 30, 2002 was the result of our loan and investment growth exceeding deposit growth. The large change in borrowings for the six months ended June 30, 2001 was the result of the implementation of our wholesale funding strategy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources

Shareholders’ equity at June 30, 2002 increased to $609.8 million from $463.7 million at December 31, 2001. Greater Bay declared dividends of $0.125, and $0.43 per share during the three months ended June 30, 2002 and the twelve months ended December 31, 2001, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

A banking organization’s total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, trust preferred securities and preferred stock of real estate investment trust subsidiaries of the Banks, less goodwill. Supplementary capital includes the allowance for loan losses, (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan losses in supplementary capital.

At June 30, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at June 30, 2002 and the two highest levels recognized under these regulations are as follows:

	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp	7.77%	10.66%	12.26%
Well-capitalized	5.00%	6.00%	10.00%
Adequately capitalized	4.00%	4.00%	8.00%

In addition, at June 30, 2002, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses. See “—Allowance for Loan Losses” herein.

Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by our Asset & Liability Management Committee (“ALCO”), which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our overall balance sheet composition. Our investment portfolio strategy continues to be focused on investing in securities which are less susceptible to extension risk in the event of an increase in interest rates (i.e., have shorter and less volatile duration—currently approximately 2 years on average). Average lives of new investments are approximately 3 years on average. Correspondingly we have utilized short-term borrowings to shorten the effective duration of our liabilities.

We, along with the assistance of an independent third party firm, have reviewed the company’s exposure to rising and falling interest rates and have performed several simulation model analyses utilizing various interest rate scenarios including:

•
An instantaneous flattening of the yield curve with short term rates (yield curve 1 year and under) increasing 200 basis points with a subsequent instantaneous interest rate increase/decrease of 100 basis points

•	An gradual (ramp) change in rates equally over a 12 month period—200 bps increase over 12 months and a 100 bps decrease over 12 months.

•	An instantaneous rate increase and decrease of 100 bps

The result of all of these simulation analyses on our net interest income (and therefore net income) as well as market value of portfolio equity is not material, as the consolidated balance sheet has been structured to withstand a variety of movements in interest rates and still provide quality net interest income as well as maintain a stable market value of portfolio equity. All of these scenarios assumed our mix of assets and liabilities remained relatively constant with the continued forecast growth in both loans and deposits consistent with our performance targets. The following table provides an overview of the results of our analyses on net interest income over the next 12 months.

Rate Scenario	-100 bps	Flat	+100 bps
Flattening Yield Curve	(1.15%)	(0.40%)	0.10%
Ramp Analysis	(3.28%)	—	1.21%*
Instantaneous Rates Change	(3.61%)	—	1.35%

* Results indicate of impact from a 200 bps change ratably over 12 months.

In addition to the simulation analyses above, we also evaluated alternatives to reduce the size of the investment portfolio and its impact on net interest income. The results of this analysis indicate that interest rate risk in the balance sheet would actually increase in a flat or down rate environment, while improving the margins slightly in an up rate environment. However, in executing such a potential strategy (which has a bias toward increasing interest rates) we would be exposed to a decline in net interest income and ultimately net income.

We continue to actively monitor our interest rate risk position in the context of the overall balance sheet and will implement a strategy we believe will support our long term goals, which are to continue to provide quality earnings to our shareholders while mitigating interest rate risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is the net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of June 30, 2002.

Change in interest rates (Dollars in millions)	Net portfolio value	Projected change
		Dollars	Percentage
100 basis point rise	$1,195.7	$5.1	0.4%
Base scenario	1,190.6	—	—
100 basis point decline	1,160.4	(30.2)	-2.5%

The preceding table indicates that as of June 30, 2002 an immediate and sustained 100 basis point increase in interest rates would increase our net portfolio value by approximately 0.4%.

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

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of June 30, 2002, the analysis indicates that our net interest income for the next 12 months would increase 1.35% if rates increased 100 basis points, and decrease by 3.61% if rates decreased 100 basis points.

The above +/-100 basis points net interest income analysis is a static analysis that does not consider likely expected balance sheet mix changes in an actual rate change scenario. A 100 basis points increase in rates would be commensurate with an improving economy and is expected to increase loan and deposit growth rates.

Based on conservative estimates of balance sheet mix changes in rate up 100 basis points as discussed above, we expect that net interest income would increase by approximately 2.5%–3.5%. Additionally, in rates up 200 basis points, we believe that net interest income would increase by approximately 5%–7%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

(Dollars in thousands)	Immediate or one day	2 days to 6 months	7 months to 12 months	1 year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
Assets:
Cash and due from banks	$—	$1,022	$—	$—	$—	$—	$1,022	$264,011	$265,033
Federal Funds Sold	—	—	—	—	—	—	—	—	—
Investment securities	107,568	534,752	415,034	1,062,968	371,411	674,919	3,166,652	15,136	3,181,788
Loans	2,094,551	874,771	285,480	776,507	538,923	112,424	4,682,656	—	4,682,656
Loan losses/unearned fees	—	—	—	—	—	—	—	(126,092)	(126,092)
Other assets	—	—	—	—	—	—	—	522,837	522,837

Total assets	$2,202,119	$1,410,545	$700,514	$1,839,475	$910,334	$787,343	$7,850,330	$675,892	$8,526,222

Liabilities and Equity:
Deposits	$2,537,046	$1,262,941	$491,530	$61,955	$11,008	$1,160	$4,365,640	$933,486	$5,299,126
Other borrowings	3,903	1,153,930	391,200	606,532	52,382	1,409	2,209,356	—	2,209,356
Trust preferred securities	—	20,000	—	—	—	203,000	223,000	—	223,000
Other liabilities	—	—	—	—	—	—	—	169,311	169,311
Shareholders’ equity	—	—	—	—	—	—	—	625,429	625,429

Total liabilities and equity	$2,540,949	$2,436,871	$882,730	$668,487	$63,390	$205,569	$6,797,996	$1,728,226	$8,526,222

Gap	$(338,830)	$(1,026,326)	$(182,216)	$1,170,988	$846,944	$581,774	$1,052,334	$(1,052,334)	$—
Cumulative Gap	$(338,830)	$(1,365,156)	$(1,547,372)	$(376,384)	$470,560	$1,052,334	$1,052,334	$—	$—
Cumulative Gap/total assets	-3.97%	-16.01%	-18.15%	-4.41%	5.52%	12.34%	12.34%	0.00%	0.00%

The foregoing table indicates that we had a one year negative gap of $(1.5) billion, or (18.1)% of total assets, at June 30, 2002. In theory, this would indicate that at June 30, 2002, $1.5 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the asset and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more assets sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. In fact, during the recent period of declines in interest rates, our net interest earning assets has declined. See “Results of Operations Net Interest Income—The Quarter Ended June 30, 2002 Compared to March 31, 2002”. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as our primary interest rate risk management tools.

Recent Events

On July 22, 2002, we redeemed all of the outstanding trust preferred securities, totaling $20.0 million, of GBB Capital I, a trust subsidiary owned by Greater Bay that was formed on March 30, 1997. As a result, during the second quarter of 2002, there was a $975,000 cost related to this early extinguishment of GBB Capital I. Upon redemption of the trust preferred securities, we do not expect a significant change in our subsidiary banks’ capital level. This redemption will reduce our trust preferred securities expense by $488,000 per quarter on a prospective basis.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings — Not applicable

ITEM 2.    Changes in Securities and Use of Proceeds

On April 24, 2002, Greater Bay completed an offering under Rule 144A of $200.0 million of zero coupon contingent convertible debt securities due 2022. Lehman Brothers Inc. and Sandler O’Neill & Partners, L.P. served as the initial purchasers for the offering. Proceeds from the offering were $195.0 million, less discounts and commissions of $5.0 million. On July 22, 2002, Greater Bay filed a registration statement on Form S-3 (333-96909) to register the debt securities and the underlying shares of common stock into which such securities are convertible, which has not yet become effective. Greater Bay intends to use the net proceeds from the offering for general corporate purposes, which may include advances or investments in Greater Bay’s subsidiaries, working capital, capital expenditures, acquisitions, retirement of trust preferred securities and repayment of existing indebtedness.

ITEM 3.    Defaults Upon Senior Securities — Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a)	Greater Bay held its annual meeting of shareholders on May 21, 2002.

(b)	The following directors were elected at the annual meeting to serve for a three-year term:

John M. Gatto
John J. Hounslow
Daniel C. Libarle
Donald H. Seiler
James C. Thompson
T. John Whalen

The following directors continued in office after the annual meeting:

Robert A. Archer
Frederick deGrosz
Susan Ford
James E. Jackson
Stanley A. Kangas
David L. Kalkbrenner
Rex D. Lindsay
Arthur K. Lund
George M. Marcus
Duncan L. Matteson
Glen McLaughlin
Linda R. Meier
Warren R. Thoits

(c)
At the annual meeting, shareholders voted on (1) the election of Greater Bay’s Class II directors; (2) the amendment of Greater Bay’s Restated Articles of Incorporation to increase the authorized number of shares of preferred stock from 4,000,000 to 20,000,000; (3) the increase in the number of shares of common stock reserved under the Employee Stock Purchase Plan (“ESPP”) by 500,000; (4) the ratification of the selection of PricewaterhouseCoopers LLP as Greater Bay’s independent public accountants for the fiscal year ending December 31, 2002; and (5) a shareholder proposal regarding the elimination of the classified Board of Directors. The shareholders approved the election of the Class II directors, the increase in the ESPP shares, the ratification of the accountants and the shareholder proposal. The amendment of the articles, which required the affirmative vote of a majority of the outstanding shares, was not approved. The results of the voting were as follows:

PART II.    OTHER INFORMATION (CONTINUED)

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes
Election of Directors:
John M. Gatto	44,755,449	—	542,851	—	—
John J. Hounslow	44,483,995	—	814,305	—	—
Daniel C. Libarle	44,633,426	—	664,874	—	—
Donald H. Seiler	44,599,505	—	698,795	—	—
James C. Thompson	44,741,172	—	557,128	—	—
T. John Whalen	44,735,551	—	562,749	—	—

Articles Amendment	23,977,124	10,676,084	—	196,717	11,240,765

ESPP Share Increase	42,805,202	2,226,015	—	267,083	—

Independent Public Accountants	43,411,690	1,778,487	—	108,123	—

Shareholder Proposal	17,670,923	15,385,865	—	1,000,747	11,240,765

(d)	Not applicable.

ITEM 5.    Other Information — Not applicable

ITEM 6.    Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

Exhibit No.	Description of Exhibits

4.1
Indenture, dated as of April 24, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as trustee, including form of Zero Coupon Senior Convertible Contingent Debt Securities due 2022 (incorporated by reference to Exhibit 4.1 included in the Registration Statement on Form S-3 (Reg. No. 333-96909) filed on July 22, 2002).

4.2	Indenture, dated as of April 10, 2002 between Greater Bay Bancorp and Wilmington Trust Company, as trustee, including form of Floating Rate Junior Subordinated Debt Securities due 2032.

4.3	Amended and Restated Declaration of Trust of GBB Capital VII, dated as of April 10, 2002, including form of Capital Security Certificate.

4.4	Guarantee Agreement, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as trustee.

10.1
Resale Registration Rights Agreement among Greater Bay Bancorp, Lehman Brothers Inc. and Sandler O’Neill & Partners, L.P. dated as of April 24, 2002 (incorporated by reference to Exhibit 4.3 included in the Registration Statement on Form S-3 (Reg. No. 333-96909) filed on July 22, 2002).

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, Greater Bay filed the following Current Reports on Form 8-K: (1) April 4, 2002 (announcing receipt of investment grade ratings and updated earnings guidance); (2) April 16, 2002 (containing press release announcing first quarter 2002 results); (3) April 18, 2002 (reporting proposed Rule 144A offering of zero coupon convertible contingent debt securities (“debt offering”)); (4) April 22, 2002 (reporting pricing terms for debt offering); (5) April 25, 2002 (reporting completion of debt offering); (6) April 30, 2002 (containing updated slide presentation as of March 31, 2002; and (7) May 14, 2002 (containing press release and slide presentation for analysts’ conference).

SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

GREATER BAY BANCORP
(Registrant)

By:

/s/	Steven C. Smith

STEVEN C. SMITH
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: August 5, 2002