Form 10-Q
period 2002-09-30
GREATER BAY BANCORP
filed 2002-11-08
CIK 775473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Outstanding shares of Common Stock, no par value, as of November 1, 2002: 51,492,107

GREATER BAY BANCORP

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$271,774	$189,404
Federal funds sold	40,000	26,000

Cash and cash equivalents	311,774	215,404
Investment securities:
Available for sale, at fair value	2,816,691	2,863,009
Other securities	109,611	107,621

Investment securities	2,926,302	2,970,630
Total loans:
Commercial	2,007,389	1,909,056
Term real estate—commercial	1,529,582	1,407,300

Total commercial	3,536,971	3,316,356
Real estate construction and land	715,351	744,127
Real estate other	282,894	246,117
Consumer and other	174,797	204,483
Deferred loan fees and discounts	(16,102)	(15,362)

Total loans, net of deferred fees	4,693,911	4,495,721
Allowance for loan losses	(128,429)	(124,744)

Total loans, net	4,565,482	4,370,977
Property, premises and equipment, net	52,101	48,883
Goodwill	122,233	24,704
Other intangible assets	46,881	—
Interest receivable and other assets	293,226	246,456

Total assets	$8,317,999	$7,877,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$984,327	$953,989
MMDA, NOW and savings	2,693,242	2,280,119
Time certificates, $100,000 and over	809,519	827,756
Other time certificates	956,821	928,207

Total deposits	5,443,909	4,990,071
Borrowings	1,840,423	2,095,896
Other liabilities	163,310	94,403

Total liabilities	7,447,642	7,180,370

Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	203,000	218,000
Preferred stock of real estate investment trust subsidiaries of the Banks	15,650	15,000

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 1,600,000 shares authorized; none issued	—	—
7.25% convertible preferred stock; par value $50.00:
2,400,000 authorized shares; 1,449,898 and 0 shares issued and outstanding as of September 30, 2002 and and December 31, 2001, respectively	72,500	—
Common stock, no par value: 80,000,000 shares authorized; 51,442,027 and 49,831,682 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	231,690	206,294
Accumulated other comprehensive income	22,052	3,967
Retained earnings	325,465	253,423

Total shareholders’ equity	651,707	463,684

Total liabilities and shareholders’ equity	$8,317,999	$7,877,054

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001*	2002	2001*
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest on loans	$85,035	$92,955	$250,861	$289,119
Interest on investment securities:
Taxable	39,546	36,359	126,622	78,731
Tax—exempt	1,523	1,679	4,736	6,017

Total interest on investment securities	41,069	38,038	131,358	84,748
Other interest income	2,155	863	6,257	3,428

Total interest income	128,259	131,856	388,476	377,295

INTEREST EXPENSE
Interest on deposits	21,511	33,412	63,246	108,054
Interest on long term borrowings	6,733	3,794	18,925	9,096
Interest on other borrowings	7,713	13,673	27,797	27,028

Total interest expense	35,957	50,879	109,968	144,178

Net interest income	92,302	80,977	278,508	233,117
Provision for loan losses	27,776	8,400	52,776	25,777

Net interest income after provision for loan losses	64,526	72,577	225,732	207,340

NON-INTEREST INCOME
Insurance agency commissions and fees	26,359	—	64,851	—
Gain on sale of investments, net	9,299	819	12,206	6,350
Gain on early retirement of Zero Coupon Senior Convertible Contingent Debt Securities	5,770	—	5,770	—
Service charges and other fees	2,771	2,564	8,361	7,379
Loan and international banking fees	2,124	1,987	6,924	6,613
Gain on sale of loans	2,049	1,684	2,755	2,894
Trust fees	844	865	2,644	2,729
ATM network revenue	629	803	1,840	2,231
Warrant income, net	(89)	77	(89)	581
Other income	5,641	1,900	12,237	6,381

Total	55,397	10,699	117,499	35,158

OPERATING EXPENSES
Compensation and benefits	39,767	22,318	106,989	65,003
Occupancy and equipment	10,035	7,036	29,140	19,939
Dividends on Trust Preferred Securities and preferred stock of real estate investment trusts	4,826	3,724	15,334	8,636
Legal and other professional fees	2,462	2,418	6,066	5,497
Telephone, postage and supplies	1,827	1,366	5,378	4,412
Amortization of intangibles	1,650	374	3,862	1,032
Marketing and promotion	1,605	1,413	4,674	4,178
Data Processing	1,145	1,166	3,470	3,427
Contribution to the Foundation and related expenses, net	479	—	479	—
Client services	433	712	1,637	2,320
FDIC insurance and regulatory assessments	409	406	1,289	1,135
Directors fees	218	493	831	1,276
Trust Preferred Securities early retirement expense	—	—	975	—
Other expenses	3,466	3,507	13,705	9,708

Total operating expenses	68,322	44,933	193,829	126,563

Income before provision for income taxes	51,601	38,343	149,402	115,935
Provision for income taxes	19,131	14,517	55,794	43,634

Net income	$32,470	$23,826	$93,608	$72,301

Net income per share—basic	$0.61	$0.48	$1.78	$1.46

Net income per share—diluted	$0.60	$0.46	$1.73	$1.41

Cash dividends per share of common stock	$0.125	$0.115	$0.365	$0.315

*	Restricted on a historical basis to reflect the merger described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001*	2002	2001*
	(Dollars in thousands)
Net income	$32,470	$23,826	$93,608	$72,301

Other comprehensive income:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period(net of taxes of $7,132 and $14,741 for the three months ended September 30, 2002 and 2001, and $17,668 and $23,748 for the nine months ended September 30, 2002 and 2001, respectively)	10,199	21,081	25,268	33,963
Less: reclassification adjustment for net gains included in net income	5,472	482	7,183	3,737

Net change	4,727	20,599	18,085	30,226
Cash flow hedge:
Net derivative gains (losses) arising during period (net of taxes of $(1,791) and $(668) for the three months and nine months ended September 30, 2001, respectively)	—	(2,561)	—	(956)
Less: reclassification adjustment for income included in net income (net of taxes of $16 and $56 for the three months and nine months ended September 30, 2001respectively)	—	24	—	81

Net change	—	(2,585)	—	(1,037)
Other comprehensive income	4,727	18,014	18,085	29,189

Comprehensive income	$37,197	$41,840	$111,693	$101,490

*	Restated on a historical basis to reflect the merger described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2002	2001*
	(Dollars in thousands)
Cash flows—operating activities
Net income	$93,608	$72,301
Reconcilement of net income to net cash from operations:
Provision for loan losses	52,776	26,097
Depreciation and amortization	7,512	10,111
Accretion of discount on CODES	1,097	—
Deferred income taxes	(1,517)	(2,633)
(Gain) loss on sale of investments, net	(12,206)	(6,350)
(Gain) loss on early retirement of CODES	(5,770)	—
Proceeds from loan sales	22,137	34,421
Changes in:
Accrued interest receivable and other assets	(48,518)	(8,471)
Accrued interest payable and other liabilities	68,840	20,282
Deferred loan fees and discounts, net	740	418

Operating cash flows, net	178,699	146,176

Cash flows—investing activities
Maturities and partial paydowns on investment securities
Held to maturity	—	18,627
Available for sale	1,478,969	263,297
Purchase of investment securities:
Available for sale	(2,260,735)	(2,053,070)
Other securities	1,990	(53,599)
Proceeds from sale of available for sale securities	836,310	406,169
Loans, net	(270,158)	(369,035)
Payment for business acquisition	(59,150)	(8,151)
Cash acquired in business acquisition	18,288	—
Purchase of property, premises and equipment	(2,080)	(15,642)
Proceeds from sale of other real estate owned	1,502	259
Purchase of insurance policies	(21,100)	(7,811)

Investing cash flows, net	(276,164)	(1,818,956)

Cash flows—financing activities
Net change in deposits	453,838	122,911
Net change in borrowings—short term	(428,834)	1,265,160
Proceeds from borrowings—long term	261,315	61,699
Proceeds of issuance and early retirement of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	(15,000)	118,500
Early retirement of Zero Coupon Senior Convertible Contingent Debt Securities	(81,314)	—
Proceeds from sale of common stock	25,396	7,407
Cash dividends on convertible preferred stock	(2,892)	—
Cash dividends on common stock	(18,674)	(15,708)

Financing cash flows, net	193,835	1,559,969

Net change in cash and cash equivalents	96,370	(112,811)
Cash and cash equivalents at beginning of period	215,404	475,975

Cash and cash equivalents at end of period	$311,774	$363,164

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$113,316	$128,248

Income taxes	$53,777	$60,271

Non-cash transactions:
Additions to other real estate owned	$2,433	$259

*	Restated on a historical basis to reflect the merger described in note 1 on a pooling of interests basis.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of September 30, 2002, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months and nine months ended September 30, 2002 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we”, “our” or “the Company” on a consolidated basis) and are not audited. The interim financial data as of September 30, 2002 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended September 30, 2002 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002.

Organization and Nature of Operations

Greater Bay is a financial holding company with 11 bank subsidiaries (the “Banks”): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage firm, ABD Insurance and Financial Services (“ABD”).

We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group. In addition to these divisions, we created the following trust subsidiaries to purchase Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNB Investment Trust I (“CNBIT I”), CNB Investment Trust II (“CNBIT II”), MPB Investment Trust (“MPBIT”), and SJNB Investment Trust (“SJNBIT”), all of which are Maryland real estate investment trusts, which are wholly owned subsidiaries of the Banks formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. Certain of our divisions’ operations extend beyond the San Francisco Bay Area. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions. CAPCO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

Since December 31, 2000, we have completed several acquisitions. The merger with SJNB Financial Corp. which resulted in the acquisition of San Jose National Bank in October 2001, was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the merger has been restated as if the merger had occurred at the beginning of the earliest period presented. The acquisitions of CAPCO Financial Company, Inc. (“CAPCO”) in March 2001 and ABD in March 2002 were accounted for using the purchase accounting method and accordingly CAPCO and ABD’s results of operations have been included in the consolidated financial statements since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

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

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the second quarter of 2002, we completed the required initial impairment tests of goodwill. Other than goodwill, we have no indefinite-lived intangible assets. Based upon this initial evaluation, our goodwill was not impaired at June 30, 2002.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance—December 31, 2001	$3,967	$—	$3,967
Current period change in fair value	18,085		18,085

Balance—September 30, 2002	$22,052	$—	$22,052

Balance—December 31, 2000	$(6,183)	$148	$(6,035)
Current period change in fair value	30,226	(1,037)	29,189

Balance—September 30, 2001	$24,043	$(889)	$23,154

	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance—June 30, 2002	$17,325	$—	$17,325
Current period change in fair value	4,727	—	4,727

Balance—September 30, 2002	$22,052	$—	$22,052

Balance—June 30, 2001	$3,444	$1,696	$5,140
Current period change in fair value	20,599	(2,585)	18,014

Balance—September 30, 2001	$24,043	$(889)	$23,154

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

NOTE 2—BUSINESS COMBINATIONS

On March 12, 2002, we completed the acquisition of ABD for a purchase price of approximately $193.6 million in cash and shares of a new series of convertible preferred stock in a tax-free reorganization. This amount included an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and the present value of an earn-out payment of approximately $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals during 2002, 2003, 2004 and 2005. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

We have allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired was $95.6 million, which was recorded as goodwill. Assets acquired included other intangibles of $50.4 million, representing the fair value of ABD’s book of business at the acquisition date. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon our initial evaluation, as of June 30, 2002, no impairment exists. The other intangible assets will be amortized using a method that approximates the anticipated utilization of the expirations that will cover a period of ten years.

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

We have allocated the purchase price for the CAPCO merger to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $6.0 million, was recorded as goodwill, and through December 31, 2001 amortized using the straight-line method over twenty years. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142. Based upon our initial evaluation, as of June 30, 2002, no impairment exists.

NOTE 3—GOODWILL AND OTHER INANGIBLE ASSETS

As of September 30, 2002, we had goodwill of $122.5 million. Included in the balance of goodwill recorded in connection with the CAPCO and Matsco acquisitions, is additional goodwill of $1.9 million that was recognized during 2002 upon satisfaction of certain contingencies. Goodwill and other intangible assets by business segment are as follows:

	Goodwill	Other intangible assets
	(Dollars in thousands)
Community banking:
CAPCO	$6,054	$150
Matsco	18,207	—
Other	2,360	163

Total community banking	26,621	313
Insurance agency services:
ABD	95,612	46,568

Total	$122,233	$46,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill was no longer amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over twenty years. Net income and income excluding amortization of goodwill was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share amounts)
Reported net income	$32,470	$23,826	$93,608	$72,301
Add back: goodwill amortization (net of tax)	—	224	—	619

Adjusted net income	$32,470	$24,050	$93,608	$72,920

Basic earnings per share:
Reported net income	$0.61	$0.48	$1.78	$1.46
Goodwill amortization (net of tax)	—	0.00	—	0.01

Adjusted net income	$0.61	$0.48	$1.78	$1.47

Diluted earnings per share:
Reported net income	$0.60	$0.46	$1.73	$1.41
Goodwill amortization (net of tax)	—	0.00	—	0.01

Adjusted net income	$0.60	$0.46	$1.73	$1.42

We recorded goodwill of $95.6 million and expirations of $50.4 million in connection with the ABD acquisition. Expirations represent the estimated fair value of ABD’s existing customer list (or “book of business”) that ABD has developed over a period of years as of the date of acquisition by Greater Bay. The expirations are estimated to have a life of 10 years. Amortization for intangibles for 2002 and each of the next five years is estimated to range between $5.0 million and $6.5 million per year.

Other intangible assets at September 30, 2002 were as follows:
	Gross carrying amount	Accumulated amortization
	(Dollars in thousands)
ABD expirations	$50,375	$(3,807)
CAPCO customer base	200	(50)
Core deposits	1,465	(1,302)

Total intangible assets	$52,040	$(5,159)

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the second quarter of 2002, we completed the required initial impairment tests of goodwill. We have no indefinite-lived intangible assets. Based upon this initial evaluation, our goodwill was not impaired at June 30, 2002.

Pro forma financial information for the CAPCO and Matsco acquisitions have not been provided, as these are not deemed to be significant subsidiaries as defined by the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

NOTE 4—BORROWINGS

Borrowings are detailed as follows:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Short term borrowings:
FHLB advances	$996,000	$1,334,711
Securities sold under agreements to repurchase	155,806	264,727
Other short term notes payable	—	41,202

Total short term borrowings	1,151,806	1,640,640

Long term borrowings:
FHLB advances Zero Coupon Senior Convertible	470,395	379,828
Contingent Debt Securities	112,884	—
Securities sold under agreements to repurchase	57,700	57,700
Term loan	30,000	—
Other long term notes payable	17,638	17,728

Total long term borrowings	688,617	455,256

Total borrowings	$1,840,423	$2,095,896

During the nine months ended September 30, 2002 and the year ended December 31, 2001, the average balance of securities sold under short term agreements to repurchase was $329.7 million and $210.4 million, respectively, and the average interest rates during those periods were 2.26% and 3.51%, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days from date of purchase.

During the nine months ended September 30, 2002 and the year ended December 31, 2001, the average balance of federal funds purchased was $360.8 million and $128.4 million, respectively, and the average interest rates during those periods were 2.13% and 4.43%, respectively. There was no such balance outstanding at September 30, 2002 and December 31, 2001.

The FHLB advances are collateralized by loans and securities pledged to the FHLB. The following is a breakdown of rates and maturities of the outstanding FHLB advances. At September 30, 2002 and December 31, 2001, we had investment securities with a carrying value of $1.8 billion and $1.6 billion, respectively and loans with a carrying value of $362.6 million and $255.1 million, respectively pledged to the FHLB:

	Short term	Long term
	(Dollars in thousands)
Amount	$996,000	$470,395
Maturity	2003	2004-2011
Average rates	2.70%	3.80%

As of September 30, 2002, we had a short-term, credit facility in the amount of $50 million. At September 30, 2002, we had no advances outstanding under this facility. The average rate paid on this short-term unsecured credit facility was approximately LIBOR + 0.50%. In addition, we were in compliance with all related financial covenants for this credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

As of September 30, 2002, we had a term loan in the amount of $30 million. The average rate paid on this term loan was approximately 3.20%. In addition, we were in compliance with all related financial convents for this instrument.

NOTE 5—COMPANY OBLIGATED MANDITORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

On April 10, 2002, we completed a $5.0 million trust preferred securities private offering. We issued the trust preferred securities through a newly created trust subsidiary, GBB Capital VII, to a qualified institutional buyer. The trust preferred securities bear an interest rate of 6-month LIBOR plus 3.70% payable semi-annually. GBB Capital VII used the proceeds from the sale of the trust preferred securities to purchase Greater Bay’s junior subordinated deferrable interest debentures. Greater Bay invested a portion of the net proceeds in several of our subsidiary banks to increase their capital levels and used the remaining net proceeds for general corporate purposes.

On July 22, 2002, we redeemed all $20.0 million outstanding trust preferred securities, of GBB Capital I, a trust subsidiary. As a result, during the second quarter of 2002, there was a $975,000 cost related to this early extinguishment of GBB Capital I. We do not expect a significant change in our subsidiary banks’ capital level as a result of the redemption. This redemption will reduce our trust preferred securities expense by $488,000 per quarter on a prospective basis. As of September 30, 2002, we have a total of $203.0 million trust preferred securities outstanding. Under applicable regulatory guidelines, all $203.0 million of the outstanding trust preferred securities qualify as Tier I Capital.

NOTE 6—ZERO COUPON SENIOR CONVERTIBLE CONTINGENT DEBT SECURITIES (“CODES”)

On April 24, 2002, we received approximately $195 million in net proceeds through a private placement of Zero Coupon Senior Convertible Contingent Debt Securities (the “CODES”). The CODES have a yield to maturity of 2.25%. The offered notes have a maturity of 20 years, are callable after five years and are putable by the holder at the end of years 2, 5, 10 and 15. The CODES are convertible into common stock of Greater Bay contingent on certain circumstances. We used the net proceeds from the sale of the CODES for general corporate purposes, which include working capital, capital expenditures, acquisitions, repayment of trust preferred securities and repayment of existing indebtedness. On July 22, 2002, we filed a registration statement on Form S-3 with the SEC to register the CODES and the underlying common stock for resale. The registration statement, which was amended on October 1, 2002, became effective on October 4, 2002

During the third quarter of 2002, we repurchased CODES with an accreted value of $89.0 million. As of September 30, 2002, $112.8 million in CODES remain outstanding. This repurchase resulted in a net pre-tax gain of $5.8 million for the third quarter of this year. Subsequent to September 30, 2002 we repurchased additional CODES with an accreted value of $30.0 million. We will record a net pre-tax gain of $2.3 million on those additional repurchases in the fourth quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

NOTE 7—FORMATION OF SUBSIDIARY INVESTMENT TRUSTS

During the first quarter of 2002, we formed and funded MPBIT, a Maryland real estate investment trust, as a wholly owned subsidiary of Mid-Peninsula Bank (“MPB”). MPBIT provides MPB with flexibility in raising capital. MPB contributed loans with a net book value of $318.2 million, and $500,000 in cash to MPBIT, in exchange for 100% of the common and preferred stock of MPBIT. As of September 30, 2002, the net income, assets and equity of MPBIT are eliminated in consolidation.

During the third quarter of 2002, we formed and funded SJNBIT, a Maryland real estate investment trust, as a wholly owned subsidiary of San Jose National Bank (“SJNB”). SJNBIT provides SJNB with flexibility in raising capital. SJNB contributed loans with a net book value of $206.6 million, and $500,000 in cash to SJNBIT, in exchange for 100% of the common and preferred stock of SJNBIT. As of September 30, 2002, the net income, assets and equity of SJNBIT are eliminated in consolidation.

NOTE 8—PER SHARE DATA

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

	For the three months ended September 30, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Net income	$32,470
Dividends on preferred stock	(1,314)

Income available to common shareholders	31,156	51,339,000	$0.61
Effect of dilutive securities:
Convertible preferred stock	1,314	2,400,000
Stock options	—	765,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$32,470	54,504,000	$0.60

	For three months ended September 30, 2001
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Income available to common shareholders	$23,826	49,588,000	$0.48
Effect of dilutive securities:
Stock options	—	1,764,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$23,826	51,352,000	$0.46

	For the nine months ended September 30, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Net income	$93,608
Dividends on preferred stock	(2,891)

Income available to common shareholders	90,717	50,891,000	$1.78
Effect of dilutive securities:
Convertible preferred stock	2,891	1,881,000
Stock options	—	1,267,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$93,608	54,039,000	$1.73

	For nine months ended September 30, 2001
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Income available to common shareholders	$72,301	49,426,000	$1.46
Effect of dilutive securities:
Stock options	—	1,728,000

Diluted net income per share:
Income available to common shareholders and assumed conversions	$72,301	51,154,000	$1.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

There were options outstanding to purchase 2,999,989 shares and 1,478,696 shares that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares, during the three months ended September 30, 2002 and 2001, respectively. There were options outstanding to purchase 2,101,032 shares and 1,410,245 shares that were considered anti-dilutive during the nine months ended September 30, 2002 and 2001, respectively.

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

The following table shows each segment’s key operating results and financial position for the nine months ended September 30, 2002 and 2001:

	Nine months ended September 30, 2002				Nine months ended September 30, 2001
	Community banking	Insurance agency services	Trust operations	Total	Community banking	Insurance agency services	Trust operations	Total
	(Dollars in thousands)
Net interest income	$275,534	$853	$595	$276,982	$232,132	$—	$727	$232,859
Non-interest income	35,014	64,851	2,870	102,735	31,208	—	3,039	34,247
Operating expenses:
Direct operating expenses	78,151	51,302	2,288	131,741	77,956	—	2,228	80,184
Intercompany allocation	57,031	—	419	57,450	45,755	—	342	46,097

Total operating expenses	135,182	51,302	2,707	189,191	123,711	—	2,570	126,281
Net income before income taxes(1)	167,016	14,402	759	182,177	113,729	—	1,319	115,048
Total assets	7,004,939	223,972	58,746	7,287,657	6,107,904	—	53,113	6,161,017
Deposits	5,388,317	—	55,440	5,443,757	4,263,794	—	50,557	4,314,351
Trust assets administered	—	—	598,481	598,481	—	—	633,783	633,783

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 30, 2002 and December 31, 2001 and for the
Three Months and Nine Months Ended September 30, 2002 and 2001

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the nine months ended September 30, 2002 and 2001 is presented below.

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(Dollars in thousands)
Net interest income and non-interest income
Total segment net interest income and non-interest income	$379,717	$267,106
Parent company net interest income and non-interest income	16,290	1,169

Consolidated net interest income and non-interest income	$396,007	$268,275

Net income before taxes
Total segment net income before income taxes	$182,177	$115,048
Parent company net income before income taxes	11,652	887

Consolidated net income before income taxes	$193,829	$115,935

Total assets
Total segment assets	$7,287,657	$6,161,017
Parent company assets	1,030,342	682,507

Consolidated total assets	$8,317,999	$6,843,524

NOTE 10—COMMON STOCK CASH DIVIDEND

On September 25, 2002, we declared a cash dividend of $0.125 cents per common share payable on October 15, 2002 to shareholders of record as of October 4, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Greater Bay is a financial holding company with 11 bank subsidiaries (the “Banks”): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage firm, ABD Insurance and Financial Services (“ABD”).

We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group. In addition to these divisions, we created the following trust subsidiaries to purchase Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNBIT I, CNBIT II, MPBIT, and SJNBIT, all of which are Maryland real estate investment trusts, which are wholly owned subsidiaries of the Banks formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. Certain of our divisions’ operations extend beyond the San Francisco Bay Area. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions. CAPCO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

At September 30, 2002, we had total assets of $8.3 billion, total loans, net, of $4.7 billion and total deposits of $5.4 billion.

Since December 31, 2000, we have completed three mergers or acquisitions. The merger with SJNB Financial Corp. in October 2001 which resulted in the acquisition of San Jose National Bank was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the merger has been restated as if the merger had occurred at the beginning of the earliest period presented. The acquisitions of CAPCO in March 2001 and ABD in March 2002 were accounted for using the purchase accounting method and accordingly CAPCO’s and ABD’s results of operations have been included in the consolidated financial statements since the dates of acquisition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements presented in our 2001 annual report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Available-for-Sale Securities

The fair value of most securities classified as available-for-sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in Note 3 to the Consolidated Financial Statements, which this discussion accompanies, we must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows are materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deferred Tax Assets

Our deferred tax assets are explained in Note 13 to the Consolidated Financial Statements presented in our 2001 annual report on Form 10-K. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 15 to the Consolidated Financial Statements presented in our 2001 annual report on Form 10-K, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements include estimates involving life expectancy, length of time before retirement, and the expected returns on the bank owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes income, income per share and key financial ratios for the periods indicated using two different measurements. The first set of measures is based on our net income, as reported on the face of our financial statement and prepared in accordance with generally accepted accounting principles. The second set of measures, cash earnings, presents our core operating results and is derived from our net income, excluding amortization of intangibles, nonrecurring warrant income, merger and other nonrecurring items.

	Net income		Net income
	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(Dollars in thousands, except per share amounts)
Net income	$32,470	$23,826	$93,608	$72,301
Net income per share:
Basic	$0.61	$0.48	$1.78	$1.46
Diluted	$0.60	$0.46	$1.73	$1.41
Return on average assets	1.52%	1.32%	1.51%	1.50%
Return on average shareholders’ equity	20.36%	20.46%	21.08%	22.25%

	Cash earnings (income before amortization of intangibles, nonrecurring warrant income, mergerand other nonrecurring items)(1)		Cash earnings (income before amortization of intangibles, nonrecurring warrant income, merger and other nonrecurring items)(1)
	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(Dollars in thousands, except per share amounts)
Cash earnings	$33,587	$24,005	$96,052	$72,583
Earnings per share:
Basic	$0.63	$0.48	$1.83	$1.47
Diluted	$0.62	$0.47	$1.78	$1.42
Return on average assets	1.60%	1.34%	1.57%	1.51%
Return on average shareholders’ equity	28.79%	21.74%	28.23%	23.65%

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

Quarter to Date

        The 36.3% increase in net income during the third quarter of 2002 as compared to the third quarter of 2001 was the result of growth in loans and investments and an increase in insurance agency commissions and fees resulting from the acquisition of ABD in March 2002. For the three months ended September 30, 2002, net interest income increased 14.0% as compared to the three months ended September 30, 2001. This increase was primarily due to a 15.9% increase in average interest-earning assets for the three months ended September 30, 2002 as compared to the same period of 2001. Non-interest income for the three months ended September 30, 2002 increased 417.8%, primarily as a result of the ABD acquisition. The increases in loans and deposits also contributed to the 7.6% increase in loan and international banking fees and service charges and other fees. The revenue increases were partially offset by an increase in operating expenses that resulted from the ABD acquisition and increases incurred to service and support our growth. As a result, revenue increases were partially offset for the three months ended September 30, 2002 by a 52.1% increase in operating expenses, as compared to three months ended September 30, 2001. Excluding ABD, for the three months ended September 30, 2002, our operating expenses increased by 2.5% as compared to the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year to Date

The 29.5% increase in net income during the first nine months of 2002 as compared to the same period of 2001 was the result of growth in loans and investments and an increase in insurance agency commissions and fees resulting from the ABD acquisition in March 2002. For the nine months ended September 30, 2002, net interest income increased 19.5% as compared to the nine months ended September 30, 2001. This increase was primarily due to a 27.9% increase in average interest-earning assets for the nine months ended September 30, 2002 as compared to 2001. Non-interest income for the nine months ended September 30, 2002 increased 234.2%, primarily as a result of the ABD acquisition. The increases in loans and deposits also contributed to the 9.2% increase in loan and international banking fees and service charges and other fees. The revenue increases were partially offset by an increase in operating expenses which resulted from the ABD acquisition and increases incurred as required to service and support our growth. As a result, revenue increases were partially offset for the nine months ended September 30, 2002 by a 53.2% increase in operating expenses, as compared to the nine months ended September 30, 2001. Excluding ABD, for the nine months ended September 30, 2002, our operating expenses increased by 12.6% as compared to the same period last year.

Net Interest Income-Overview

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use on balance sheet hedging rather than derivatives to manage IRR. Two years ago, our balance sheet had substantial IRR in a falling rate environment, as the majority of our loans had interest rates tied to the prime rate. Interest rates on those loans move downward immediately upon a market interest rate decrease, compared to our interest bearing liabilities, which do not reprice as quickly, nor do they reprice to the same levels, as the interest rate sensitive loans. At that time, we initiated a program to shift the funding source for our specialty finance businesses, which consist of the CAPCO, Corporate Finance, Matsco and Pacific Business Funding divisions, from a core deposit base to a wholesale funding strategy. This funding shift corresponded with our original strategy for financing these niche specialty finance businesses. This strategy also changed our balance sheet to a more leveraged position that was designed to protect our net interest income in a declining interest rate environment.

Over the course of the last 22 months, interest rates have declined over 475 basis points. The impact of the rapid decline in rates was substantially mitigated by our specialty finance businesses funding leverage strategy, while also protecting our net interest income. For the third quarter of 2002, our net interest margin declined only 8 basis points from the net interest margin for the third quarter of 2001.

While in the short term market rates may continue to decline, we anticipate interest rates will rise in the future and believe we will benefit from a more asset sensitive balance sheet over the next two to three years. To take advantage of this opportunity, we have begun a process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings in the third quarter. This de-leveraging strategy seeks to capture value on securities where prepayments are accelerating and to position the balance sheet to be more asset sensitive by allowing investment cash flows to repay borrowings and not be re-invested. In the short-term, we anticipate that increased core deposit and loan growth will mitigate loss of net interest income. However, even if core growth does not completely offset the net interest income shortfall in the short term, we believe this strategy will position us to take advantage of a rising rate environment with an asset sensitive balance sheet. We will continue this process in the fourth quarter of 2002 and into 2003, with a target of approximately $2.0 billion for our investment securities portfolio, a reduction of $1.2 billion or 37% from its peak in early 2002. While $2.0 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate investment securities could change the ultimate portfolio size and composition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Net interest income increased 14.0% to $92.3 million for the third quarter of 2002 from $81.0 million for the third quarter of 2001. This increase was primarily due to the $1.1 billion, or 15.88%, increase in average interest-earning assets and was partially offset by the 8 basis point decrease in our net yield on interest-earning assets.

Net interest income decreased 1.5% in the third quarter of 2002 from $93.7 million from the second quarter of 2002. This decrease was primarily due to the 17 basis point decrease in our net yield on interest-earning assets and was partially offset by the $81.7 million, or 1.05%, increase in our interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended September 30, 2002			Three months ended June 30, 2002			Three months ended September 30, 2001
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$123,355	$497	1.60%	$81,932	$331	1.62%	$97,489	$854	3.48%
Other short term securities	26,638	285	4.24%	3,183	39	4.91%	928	9	3.85%
Investment securities:
Taxable	2,906,796	40,922	5.59%	2,971,804	45,387	6.13%	2,195,385	36,359	6.57%
Tax-exempt(2)	126,504	1,523	4.78%	145,187	1,780	4.92%	140,513	1,679	4.74%
Loans(3)	4,641,680	85,032	7.27%	4,541,191	83,255	7.35%	4,318,278	92,955	8.54%

Total interest-earning assets	7,824,973	128,259	6.50%	7,743,297	130,792	6.77%	6,752,593	131,856	7.75%
Noninterest-earning assets	649,206			669,890			401,725

Total assets	$8,474,179	128,259		$8,413,187	130,792		$7,154,318	131,856

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,698,343	10,441	1.54%	$2,461,298	9,496	1.55%	$2,296,187	15,535	2.68%
Time deposits, over $100,000	533,752	3,341	2.48%	534,131	3,358	2.52%	708,462	7,591	4.25%
Other time deposits	1,263,216	7,729	2.43%	1,275,405	7,946	2.50%	933,833	10,286	4.37%

Total interest-bearing deposits	4,495,311	21,511	1.90%	4,270,834	20,800	1.95%	3,938,482	33,412	3.37%
Borrowings	2,012,416	14,445	2.85%	2,228,351	16,320	2.94%	1,536,204	17,467	4.51%

Total interest-bearing liabilities	6,507,727	35,956	2.19%	6,499,185	37,120	2.29%	5,474,686	50,879	3.69%
Noninterest-bearing deposits	948,431			923,722			956,854
Other noninterest-bearing liabilities	162,059			153,870			105,037
Trust Preferred Securities and preferred stock of real estate investment trust subsidiaries of the Banks	223,373			238,156			155,811
Shareholders’ equity	632,589			598,254			461,930

Total shareholders’ equity and liabilities	$8,474,179	35,956		$8,413,187	37,120		$7,154,318	50,879

Net interest income		$92,303			$93,672			$80,977

Interest rate spread			4.31%			4.48%			4.06%
Contribution of interest free funds			0.37%			0.37%			0.70%

Net yield on interest-earning assets(4)			4.68%			4.85%			4.76%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)
Tax equivalent yields earned on the tax exempt securities are 7.16%, 7.36%, and 6.97% for the three months ended September 30, 2002, June 30, 2002, and September 30, 2001, respectively, using the federal statutory rate of 35%.

(3)	Loan fees totaling $1.6 million, $1.7 million and $2.7 million are included in loan interest income for three months ended September 30, 2002, June 30, 2002 and September 30, 2001, respectively.
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

	Three months ended September 30, 2002 compared with September 30, 2001 favorable / (unfavorable)			Three months ended September 30, 2002 compared with June 30, 2002 favorable / (unfavorable)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$186	$(543)	$(357)	$170	$(4)	$166
Other short term investments	275	1	276	284	(38)	246
Investment securities:
Taxable	10,574	(6,011)	4,563	(887)	(3,578)	(4,465)
Tax-exempt	(169)	13	(156)	(210)	(47)	(257)
Loans	6,615	(14,538)	(7,923)	2,448	(671)	1,777

Total interest income	17,482	(21,079)	(3,597)	1,805	(4,338)	(2,533)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(2,383)	7,477	5,094	(1,014)	69	(945)
Time deposits over $100,000	1,582	2,668	4,250	1	16	17
Other time deposits	(2,915)	5,472	2,557	54	163	217

Total interest-bearing deposits	(3,715)	15,616	11,901	(959)	248	(711)
Borrowings	(4,503)	7,525	3,022	1,425	450	1,875

Total interest expense	(8,218)	23,141	14,923	467	697	1,164

Net increase (decrease) in net interest income	$9,264	$2,062	$11,326	$2,272	$(3,641)	$(1,369)

The Quarter Ended September 30, 2002 Compared to September 30, 2001

Interest income in the third quarter ended September 30, 2002 decreased 2.7% to $128.3 million from $131.9 million in the quarter ended September 30, 2001. This was primarily due to the decrease in the yield earned on average interest-earning assets which was partially offset by the increase in interest-earning assets.

The average yield on interest-earning assets decreased 125 basis points to 6.50% in the third quarter of 2002 from 7.75% in the same period of 2001, reflecting the 200 basis point decline in the Federal Funds rate during the second half of 2001 and the increase in the percentage of our assets comprised of investment securities as compared to higher yielding loans. The average yield on loans decreased 127 basis points to 7.27% in the same period of 2002 from 8.54% for the same period in 2001. Investment securities represented approximately 38.8% of total interest-earning assets in the third quarter of 2002 compared to 34.6% for the same period in 2001. The increase in investment securities as a percentage of total interest-earning assets was a result of our program to leverage the balance sheet, described in “Net Interest Income—Overview” above.

Average interest-earning assets increased $1.1 billion, or 15.9%, to $7.8 billion in the three months ended September 30, 2002, compared to $6.8 billion in the same period for 2001. Average investment securities, Federal funds sold and other short-term securities increased 30.8% to $3.2 billion in the third quarter of 2002 from $2.4 billion in the same period for 2001. Average loans increased $323.42 million, or 7.49%, to $4.6 billion for the three months ended September 30, 2002 from $4.3 billion in the same period for 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in the third quarter of 2002 decreased 29.3% to $36.0 million from $50.9 million for the same period of 2001. This decrease was due to lower interest rates paid on interest-bearing liabilities. The average yield on interest-bearing liabilities decreased 150 basis points to 2.19% in the third quarter of 2002 from 3.69% in the same period of 2001. The average yield on interest-bearing deposits decreased 147 basis points to 1.90% in the same period of 2002 from 3.37% in the same period of 2001. The decline in rates paid on interest-bearing liabilities was partially offset by an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities increased 18.87% to $6.5 billion in the third quarter of 2002 from $5.5 billion in the same period of 2001. The increase was due primarily to the increase in time deposit accounts and short term borrowings resulting from our program to leverage the balance sheet.

During the third quarter of 2002, average noninterest-bearing deposits decreased to $948.4 million from $956.9 million in the same period of 2001.

As a result of the foregoing, our interest rate spread increased to 4.31% in the third quarter of 2002 from 4.06% in the same period of 2001. The net yield on interest-earning assets decreased in the third quarter of 2002 to 4.68% from 4.76% in the same period of 2001.

The Quarter Ended September 30, 2002 Compared to June 30, 2002

Interest income decreased 1.93% to $128.3 million in the third quarter of 2002 from $130.8 million in the previous quarter. The yield on average interest-earning assets declined 27 basis points to 6.50% in the third quarter of 2002 from 6.77% in the previous quarter. The average yield on loans decreased 8 basis points to 7.27% in the third quarter of 2002 from 7.35% in the previous period. Average interest-earning assets increased 1.06% to $7.8 billion in the third quarter of 2002 from $7.7 billion in the previous quarter primarily as a result of an increase in investment securities. Average investment securities, Federal Funds sold and other short-term securities, decreased 0.59% to $3.2 billion in the third quarter of 2002 from $3.2 billion in the previous quarter.

Interest expense in the third quarter of 2002 decreased 3.13% to $36.0 million from $37.1 million in the previous quarter as a result of a decrease in the rates paid on interest-bearing liabilities which was partially offset by an increase in the volume of interest-bearing liabilities. The average yield on interest-bearing liabilities decreased 10 basis points to 2.19% in the third quarter of 2002 from 2.29% in the previous quarter. The average yield on interest bearing deposits decreased 5 basis points to 1.90% in the third quarter of 2002 from 1.95% in the previous quarter. Average interest-bearing liabilities increased $8.5 million or 0.1% in the third quarter of 2002 as compared to the previous quarter.

During the third quarter of 2002, average noninterest-bearing deposits decreased to $948.4 million from $923.7 million in the previous quarter.

As a result of the foregoing, our interest rate spread decreased to 4.31% in the third quarter of 2002 from 4.48% in the previous quarter. The net yield on interest-earning assets decreased to 4.68% in the third quarter of 2002 from 4.85% in the previous quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Year to Date

Net interest income increased 19.5% to $278.5 million for the nine months ended September 30, 2002 from $233.1 million for the nine months ended September 30, 2001. This increase was primarily due to the $1.7 billion, or 27.9%, increase in average interest-earning assets, and was partially offset by a 34 basis point decrease in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
	Average balance(1)	Interest	Average yield/ rate	Average balance(1)	Interest	Average yield/ rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$87,047	$1,051	1.61%	$99,744	$3,363	4.51%
Other short term securities	20,329	734	4.83%	2,485	65	3.50%
Investment securities:
Taxable	2,934,618	131,093	5.97%	1,544,447	78,731	6.82%
Tax-exempt(2)	129,861	4,736	4.88%	163,238	6,017	4.93%
Loans(3)	4,541,084	250,862	7.39%	4,218,576	289,119	9.16%

Total interest-earning assets	7,712,939	388,476	6.73%	6,028,490	377,295	8.37%
Noninterest-earning assets	594,421			423,245

Total assets	$8,307,360	388,476		$6,451,735	377,295

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,503,334	28,688	1.53%	$2,340,443	53,978	3.08%
Time deposits, over $100,000	546,709	10,580	2.59%	697,003	29,753	5.71%
Other time deposits	1,246,618	23,978	2.57%	778,420	24,323	4.18%

Total interest-bearing deposits	4,296,661	63,246	1.97%	3,815,866	108,054	3.79%
Borrowings	2,114,122	46,722	2.95%	992,969	36,124	4.86%

Total interest-bearing liabilities	6,410,783	109,968	2.29%	4,808,835	144,178	4.01%
Noninterest-bearing deposits	935,908			983,160
Other noninterest-bearing liabilities	135,416			110,014
Trust Preferred Securities and preferred stock of real estate investment trust subsidiaries of the Banks	231,428			115,175
Shareholders’ equity	593,825			434,551

Total shareholders’ equity and liabilities	$8,307,360	109,968		$6,451,735	144,178

Net interest income		$278,508			$233,117

Interest rate spread			4.44%			4.36%
Contribution of interest free funds			0.39%			0.81%

Net yield on interest-earning assets(4)			4.83%			5.17%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)
Tax equivalent yields earned on the tax exempt securities are 7.30% and 7.24% for the nine months ended September 30, 2002 and September 30, 2001. respectively, using the federal statutory rate of 35%.

(3)	Loan fees totaling $5.1 million and $9.1 million are included in loan interest income for nine months ended September 30, 2002, and September 30, 2001, respectively.
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

	Nine months ended September 30, 2002 compared with September 30, 2001 favorable / (unfavorable)
	Volume	Rate	Net
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(383)	$(1,929)	$(2,312)
Other short term investments	635	34	669
Investment securities:
Taxable	63,160	(10,798)	52,362
Tax-exempt	(1,218)	(63)	(1,281)
Loans	20,891	(59,148)	(38,257)

Total interest income	83,086	(71,905)	11,181

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(3,527)	28,817	25,290
Time deposits over $100,000	5,424	13,749	19,173
Other time deposits	(11,199)	11,544	345

Total interest-bearing deposits	(9,302)	54,110	44,808
Borrowings	(28,908)	18,310	(10,598)

Total interest expense	(38,210)	72,420	34,210

Net increase (decrease) in net interest income	$44,876	$515	$45,391

The Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Interest income in the nine months ended September 30, 2002 increased 3.0% to $388.5 million from $377.3 million in the same period of 2001. This was primarily due to the increase in interest-earning assets and was partially offset by a decrease in the yield earned on average interest-earning assets.

Average interest-earning assets increased $1.7 billion, or 27.9%, to $7.7 billion in the nine months ended September 30, 2002, compared to $6.0 billion in the same period of 2001. Average investment securities, Federal Funds sold and other short-term securities, increased 75.2% to $3.2 billion in the nine months ended 2002 from $1.8 billion in the same period of 2001. Average loans increased $322.5 million, or 7.6%, to $4.5 billion for the nine months ended September 30, 2002 from $4.2 billion in the same period of 2001.

The average yield on interest-earning assets decreased 164 basis points to 6.73% in the nine months ended September 30, 2002 from 8.37% in the same period of 2001, reflecting the 200 basis point decline in the Federal Funds rate during the second half of 2001 and the increase in the percentage of our assets comprised of investment securities as compared to higher yielding loans. The average yield on loans decreased 177 basis points to 7.39% in the same period of 2002 from 9.16% for the same period of 2001. Investment securities represent approximately 39.7% of total interest-earning assets in the nine months ended September 30, 2002 as compared to 28.3% for the same period in 2001. The increase in investment securities as a percentage of total interest-earning assets was a result of our program to leverage the balance sheet described in “Net Interest Income—Overview” above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in the nine months ended September 30, 2002 decreased 23.7% to $110.0 million from $144.2 million for the same period of 2001. This decrease was due to lower interest rates paid on interest-bearing liabilities. The average yield on interest-bearing liabilities decreased 172 basis points to 2.29% in the nine months ended September 30, 2002 from 4.01% in the same period of 2001. The average yield on interest bearing deposits decreased 182 basis points to 1.97% in the same period of 2002 from 3.79% in the same period 2001. The decline in rates paid on interest bearing-liabilities was partially offset by an increase in the balance of those liabilities. Average interest-bearing liabilities increased 33.3% to $6.4 billion in the nine months ended September 30, 2002 from $4.8 billion in the same period of 2001. The increase was due primarily to the increase in borrowings which was a result of the implementation of our program to leverage the balance sheet described in “Net Interest Income—Overview” above. The increase in borrowings was augmented by deposit growth resulting from the efforts of our relationship managers in generating core deposits from their client relationships.

During the nine months ended September 30, 2002, average noninterest-bearing deposits decreased to $935.9 million from $983.2 million in the same period of 2001.

As a result of the foregoing, our interest rate spread increased to 4.44% in the nine months ended September 30, 2002 from 4.36% in the same period of 2001. The net yield on interest-earning assets decreased in the nine months ended September 30, 2002 to 4.83% from 5.17% in the same period of 2001.

We incur client service expenses with respect to our noninterest-bearing deposits. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If we had included these expenses in interest expense, our net yield on interest-earning assets would have been as follows for each of the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Average noninterest-bearing demand deposits	$948,431	$956,854	$935,908	$983,160
Client service expenses	433	712	1,637	2,320
Client service expenses, as a percentage of average noninterest bearing demand deposits	0.18%	0.30%	0.23%	0.32%
IMPACT ON NET YIELD ON INTEREST-EARNING
ASSETS:
Net yield on interest-earning assets	4.68%	4.76%	4.83%	5.17%
Impact of client service expense	(0.02)%	(0.04)%	(0.03)%	(0.05)%

Adjusted net yield on interest-earning assets	4.66%	4.72%	4.80%	5.12%

The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expense, which reduces the yield on interest-earning assets. The cost for client service expense reflects our efforts to control interest expense.

Provision for Loan Losses

The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties and regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The provision for loan losses for the third quarter of 2002 was $27.8 million, compared to $8.4 million for the third quarter of 2001. The provision for loan losses for the nine months ended September 30, 2002 was $52.8 million, compared to the $25.8 million for the same period of last year. The increase in the provision for loan losses for the quarter and nine months ended September 30, 2002, as compared to the same periods ended September 30, 2001 was due to several factors including increases in loan charge-offs, the adequacy of our allowance for loan losses and our levels of non performing assets. For further information on the allowance for loan losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan losses, see “Financial Condition—Nonperforming Assets” and “Financial Condition—Allowance for Loan Losses”.

Non-Interest Income

Total non-interest income increased to $55.4 million in the third quarter of 2002, compared to $39.5 million for the second quarter of 2002 and $10.7 million for the third quarter of 2001. For the nine months ended September 30, 2002, our non-interest income increased to $117.5 million as compared to $35.2 million for the same period last year. The following table sets forth information by category for the periods indicated.

	At and for the three month periods ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
	(Dollars in thousands)
Insurance agency commissions and fees	$26,359	$27,601	$10,891	$—	$—
Gain on sale of investments, net	9,299	2,707	200	(46)	819
Gain on early retirement of CODES	5,770	—	—	—	—
Service charges and other fees	2,771	2,762	2,828	3,223	2,564
Loan and international banking fees	2,124	2,273	2,527	2,243	1,987
Gain on sale of loans	2,049	210	496	347	1,684
Trust fees	844	894	906	881	865
ATM network revenue	629	628	583	656	803
Warrant income	(89)	—	—	—	77
Other income	5,641	2,435	4,161	2,380	1,900

Total	$55,397	$39,510	$22,592	$9,684	$10,699

Non-interest income increased during the third quarter of 2002 as compared to the second quarter of 2002 and the third quarter of 2001, primarily due to the increases in insurance agency commissions and fees, gain on sale of investments, net, gain on retirement of CODES, other income, and gain on sale of loans.

As a result of the ABD acquisition in March 2002, our third quarter results included insurance agency commissions and fees totaling $26.4 million as compared to $27.6 million recorded during the second quarter of 2002. No such fees and commissions were recorded during the third quarter of 2001.

During the third quarter of 2002, we recorded a $9.3 million gain on sale of investments, compared to a $2.7 million gain for the second quarter of 2002, and a $819,000 gain in the third quarter of 2001. The gain on sale of investments in the third quarter of 2002 was the result of sales undertaken to de-leverage the balance sheet by reducing the investment portfolio. The gain on sale of investments in the second quarter of 2002 was the result of sales made to manage IRR and in anticipation of forthcoming increases in prepayment rates. The gain on sale of investments in the third quarter of 2001 reflected the continuation of a program to consolidate the investment portfolios of our then ten subsidiary banks. As a result of this program, we liquidated a number of our smaller investment positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the third quarter of 2002, we retired 44% of the CODES which resulted in a gain of $5.8 million. We retired these securities to take advantage of a unique market situation which allowed us to retire them at a substantial discount, thus relieving us of the put obligation in April 2004. As a result of this put obligation, there was a high probability that we would have been required to repay these CODES at par at that time. This opportunity, coupled with the availability of cash resulting from sale of investment securities, made the retirement of these CODES an attractive opportunity to add value for our shareholders.

For the third quarter of 2002, other income included a $3.1 million gain on one agreement with a borrower which entitles us to receive additional income based upon any increase in that borrower’s stock valuation between specific dates. There was no such other income during the second quarter of 2002 or the third quarter of 2001. Also, other income for the third quarter of 2002, second quarter of 2002, first quarter of 2002 and fourth quarter of 2001 includes ($234,000), $297,000, $149,000 and $636,000, respectively, in (expense) income recognized on derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). These derivative instruments had previously been treated as interest rate hedges and the unrealized gains and losses on those instruments had been included in other comprehensive income. There was no such income prior to the fourth quarter of 2001.

During the third quarter of 2002, we recorded a $2.0 million gain on sale of loans, compared to $210,000 for the second quarter of 2002, and $1.7 million gain in the third quarter of 2001. Of the $2.0 million gain on sale of loans, $1.6 million of the gain was related to the sale of $12.9 million in Matsco’s loan production during the third quarter of 2002 as compared to $1.2 million gain on the sale of $15.0 million of Matsco’s loan production for the same period of last year. During the third quarter of 2002, the gain on sale of loans also includes gains on the sale of SBA loans of $400,000 as compared to $439,000 for the same period of last year.

For the third quarter of 2002, there was a loss of $89,000 in warrant income as compared to a gain of $77,000 in warrant income in the same period of 2001. The related employee incentives were $23,000 for the third quarter of 2002 and $33,000 in the same period of 2001. There was no such income during the second quarter of 2002. At September 30, 2002, we held approximately 118 warrant positions. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depends upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period to period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	At and for the three month periods ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
	(Dollars in thousands)
Compensation and benefits	$39,767	$38,647	$28,575	$24,696	$22,318
Occupancy and equipment	10,035	10,267	8,838	7,817	7,036
Dividends on Trust Preferred Securities and preferred stock of real estate investment trusts	4,826	5,185	5,323	5,088	3,724
Legal and other professional fees	2,462	1,915	1,689	2,342	2,418
Amortization of intangibles	1,650	1,650	562	376	374
Client service expenses	433	557	647	645	712
FDIC insurance and regulatory assessments	409	417	463	627	406
Expenses on other real estate owned	119	—	—	—	—
Trust Preferred Securities early retirement expense	—	975	—	—	—
Other	8,142	10,901	8,896	7,437	7,945

Total operating expenses excluding nonrecurring costs	67,843	70,514	54,993	49,028	44,933
Contribution to the Greater Bay Bancorp Foundation and related expenses	479	—	—	—	—
Merger and other related nonrecurring costs	—	—	—	29,249	—

Total operating expenses	$68,322	$70,514	$54,993	$78,277	$44,933

Total operating expenses, excluding ABD(1)	$46,034	$48,994	$47,498	$78,277	$44,933

Efficiency ratio	46.26%	52.95%	47.77%	80.22%	49.01%
Efficiency ratio (before merger and nonrecurring items)	45.91%	52.95%	47.77%	50.25%	49.05%
Efficiency ratio excluding dividends paid on Trust Preferred Securities and preferred stock of real estate investment trusts (before merger and nonrecurring items)	42.64%	48.32%	43.14%	45.03%	44.99%
Total operating expenses to average assets	3.20%	3.36%	2.78%	4.08%	2.49%
Total operating expenses to average assets (before merger and nonrecurring items)	3.18%	3.36%	2.78%	2.55%	2.49%

(1)
With the acquisition of ABD in March of 2002, three months operating expenses for ABD are included for the quarter ended September 30, 2002 and June 30, 2002; and one month operating expense for ABD are included for the quarter ended March 31, 2002. Excluding ABD’s revenues and operating expense, our efficiency ratio would have been 38.00%, 46.61% and 45.64%, our efficiency ratio excluding dividends paid on Trust Preferred Securities and preferred stock of real estate investment trusts (before merger and other nonrecurring cost) would have been 33.62%, 40.75% and 40.53%, respectively, and our total operating expenses to average assets would have been 2.19%, 2.40% and 2.42%, respectively.

Operating expenses totaled $68.3 million for the third quarter of 2002, compared to $70.5 million for the second quarter of 2002 and $44.9 million for the third quarter of 2001. For the nine months ended September 30, 2002, our operating expenses totaled $193.8 million as compared to $126.6 million for the same period last year. The ratio of operating expenses to average assets was 3.20% in the third quarter of 2002, 3.36% in the second quarter of 2002, and 2.49% in the third quarter of 2001.

        The efficiency ratio is computed by dividing total operating expenses by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate more efficient resource allocation. Our efficiency ratio for the third quarter of 2002 was 46.26%, compared to 52.95% in the second quarter of 2002 and 49.01% in the third quarter of 2001. Excluding the addition of ABD and other nonrecurring items, our efficiency ratio for the third quarter of 2002 was 38.00%, compared to 46.61% in the second quarter of 2002 and 49.05% in the third quarter of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating expenses decreased $2.2 million during the third quarter of 2002 as compared to the second quarter of 2002. This decrease is primarily due to $2.7 million decrease in other miscellaneous expense, $975,000 decrease in trust preferred securities early retirement expense and $359,000 decrease in dividends paid on trust preferred securities and preferred stock of real estate investment trusts. These decreases were offset by the increase of $1.1 million in compensation and benefits, $547,000 increase in legal and other professional fees, and $479,000 increase in contributions to the Greater Bay Bancorp Foundation (the “Foundation”). Excluding the addition of ABD, operating expenses, excluding nonrecurring costs, would have decreased $3.4 million. Our total operating expenses to average assets before merger and other nonrecurring items and excluding ABD was 2.19% for the third quarter of 2002 as compared to 2.40% for the second quarter of 2002. As compared to the third quarter of 2001, operating expenses during the third quarter of 2002 increased $23.4 million. This increase was due to the ABD and CAPCO acquisitions and the additions in personnel made during 2001 and 2002 to accommodate our growth.

Compensation and benefits expenses increased in the third quarter of 2002 to $39.8 million, compared to $38.6 million in the second quarter of 2002 and $22.3 million in the third quarter of 2001. This increase is primarily as a result of the ABD acquisition. Compensation and benefits expenses for ABD were $16.3 million and $15.2 million for the third quarter of 2002 and the second quarter of 2002, respectively. As a result of our substantial growth, we need to allocate additional personnel and resources to enhance our compliance and enterprise-wide risk management programs and processes. These additions to staff and systems will increase salary and other expense over the next several quarters.

The expense for dividends on Trust Preferred Securities and preferred stock of the real estate investment trust was $4.8 million for the third quarter of 2002, compared to $5.2 million for the second quarter of 2002 and $3.7 million for the third quarter of 2001. The increase in the third quarter of 2002 as compared to the third quarter of 2001 reflects the issuance of $123.5 million in Trust Preferred Securities in 2001 and 2002; and $15.6 million in the preferred stock of CNB Investment Trust II, a real estate investment trust subsidiary of Cupertino National Bank. The decrease in the third quarter of 2002 as compared to the second quarter of 2002, is a result of the July 22, 2002 redemption of all of the outstanding trust preferred securities, totaling $20.0 million, of GBB Capital I. During the second quarter of 2002 we incurred $975,000 in trust preferred securities early retirement expense as a result of our commitment to retire those securities in the subsequent quarter. The quarterly interest expense on the redeemed securities was $488,000. We believe that the Trust Preferred Securities and preferred stock of the real estate investment trusts expense primarily represents a cost of capital, as opposed to traditional operating expense.

During the third quarter of 2002, legal and other professional fees increased to $2.5 million, compared to $1.9 million in the second quarter of 2002 and $2.4 million in the third quarter of 2001.

Our amortization of intangibles totaled $1.7 million for the third quarter of 2002, compared to $1.7 for the second quarter of 2002, and compared to $374,000 for the third quarter of 2001. The amortization for 2002 primarily relates to expirations recorded with the ABD acquisition. Amortization of other intangible assets for 2002 through 2006 is estimated to range between $5.0 million and $6.5 million annually.

In support of the Foundation, we will periodically contribute appreciated securities to the Foundation. During the third quarter of 2002, we incurred $479,000 in expenses resulting from such contributions. In connection with this contribution, we recognized $479,000 of warrant income and a $262,000 tax benefit resulting from the contribution of appreciated securities. No other contributions were made during the prior four quarters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

Our effective income tax rate for the third quarter of 2002 was 37.1% as compared to 37.9% for the same period in 2001. Our effective income tax rate for nine months ended of 2002 and 2001 was 37.3% and 37.6%, respectively. The effective rates were lower than the statutory rate of 42% due to tax exempt income.

On September 11, 2002, California Governor Davis signed AB 2065 enacting numerous tax law changes. Included in AB 2065 is a provision calling for bad debt reserve conformity for banks and financial corporations. Effective for tax years beginning on or after January 1, 2002, California conforms to the provisions of IRC Section 585 that disallow the use of the reserve method for bad debts for large banks and savings and loans. Taxpayers with an existing reserve are required to add back to income on December 31, 2002, 50% of that reserve amount. The remaining reserve is eliminated without being brought into income. We have reviewed this tax law change and we believe that the impact is not material to us.

FINANCIAL CONDITION

Total assets increased 5.6% to $8.3 billion at September 30, 2002, compared to $7.9 billion at December 31, 2001. The increase for the nine months ended September 30, 2002 was primarily due to increases in our loans and investment securities funded by growth in deposits and other borrowings.

Investment Securities

Investment securities decreased 1.5% to $2.9 billion at September 30, 2002 compared to $3.0 billion at December 31, 2001. As described above, we commenced a process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings in the third quarter. This de-leveraging strategy seeks to capture value on securities where prepayments are accelerating. We will continue this process in the fourth quarter of 2002 and into 2003, with an estimated $2 billion target for our investment securities portfolio, a reduction of $1.2 billion or 37% from its peak in early 2002. While $2.0 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate investment securities could change the ultimate size and composition of the portfolio.

The portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans

Total gross loans at September 30, 2002 were $4.7 billion, compared to $4.5 billion at December 31, 2001 and $4.4 billion at September 30, 2001.

Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. While no specific industry concentration is considered significant, our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, while also decreasing our net interest margin.

For the nine months ended September 30, 2002, total loans increased $198.9 million, or 4.4%, with nearly all of the growth occurring during the second quarter. Excluding year to date loan sales, this growth rate would have been 7.2%. Our pipeline of loans has remained relatively consistent from the end of the second quarter of 2002.

For the first nine months of 2002, the commercial loan portfolio increased $98.3 million, or just under half of our total loan growth for the period. During that same period, term real estate loans and real estate loans other increased by $159.1 million. The growth was offset by a contraction of $28.8 million in construction and land loans and $29.7 million in consumer and other loans. During the recent economic down turn and continuing through quarter end, we have seen super regional and money center banks decide not to serve certain market segments, including real estate loan markets in parts of the San Francisco Bay Area. This creates an opportunity for community banks to attract quality credits which might not be available to them at other times. We believe that our Regional Community Banking Philosophy will enable us to take advantage of this opportunity to originate new real estate loans while also continuing our focus on growing our commercial loan portfolio.

The following table presents the composition of our loan portfolio at the dates indicated.

	September 30, 2002		December 31, 2001		September 30, 2001
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$2,007,389	44.0%	$1,909,056	43.7%	$1,888,710	44.1%
Term real estate—commercial	1,529,582	33.5	1,407,300	32.2	1,332,095	31.1

Total Commercial	3,536,971	77.5	3,316,356	75.9	3,220,805	75.2
Real estate construction and land	715,351	15.7	744,127	17.0	731,619	17.1
Real estate other	282,894	6.2	246,117	5.6	237,143	5.5
Consumer and other	174,797	3.8	204,483	4.7	205,334	4.8

Total loans, gross	4,710,013	103.2	4,511,083	103.2	4,394,901	102.6
Deferred fees and discounts, net	(16,102)	(0.4)	(15,362)	(0.4)	(15,117)	(0.4)

Total loans, net of deferred fees	4,693,911	102.8	4,495,721	102.8	4,379,784	102.2
Allowance for loan losses	(128,429)	(2.8)	(124,744)	(2.8)	(98,178)	(2.2)

Total loans, net	$4,565,482	100.0%	$4,370,977	100.0%	$4,281,606	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate—commercial and real estate other portfolio and the allocation between fixed and variable rate loans at September 30, 2002.

	Commercial	Term real estate-commercial	Real estate construction and land	Real estate other
	(Dollars in thousands)
Loans maturing in:
One year or less:
Fixed rate	$227,243	$44,266	$122,628	$22,544
Variable rate	445,337	49,395	497,549	21,059
One to five years:
Fixed rate	388,988	280,654	36,968	7,992
Variable rate	341,453	238,945	43,528	50,711
After five years:
Fixed rate	426,158	385,699	5,591	10,209
Variable rate	178,210	530,623	9,087	170,379

Total	$2,007,389	$1,529,582	$715,351	$282,894

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

The following table sets forth information regarding nonperforming assets at the dates indicated.

	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$47,695	$42,349	$27,837	$30,970	$22,273

Total nonperforming loans	47,695	42,349	27,837	30,970	22,273
OREO	930	509	972	—	—

Total nonperforming assets	$48,625	$42,858	$28,809	$30,970	$22,273

Restructured loans	$4,500	$4,500	$4,500	$—	$—

Accruing loans past due 90 days or more	$6,132	$6,729	$2,614	$5,073	$5,312

Nonperforming assets to total loans and OREO	1.04%	0.92%	0.64%	0.69%	0.51%
Nonperforming assets to total assets	0.58%	0.50%	0.35%	0.39%	0.30%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.26%	1.15%	0.80%	0.80%	0.63%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.71%	0.63%	0.43%	0.46%	0.37%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-performing assets at September 30, 2002 totaled $48.6 million, or 0.58% of assets, compared to $42.9 million, or 0.50% of assets, at June 30, 2002 and $31.0 million, or 0.39% of assets, at December 31, 2001. As of June 30, 2002, our peer group average ratio of nonperforming asset to total assets was 0.96% based on the Uniform Bank Performance Report. While we recognize that the economic slowdown can impact our clients’ financial performances and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and well-reserved balance sheet to manage through slowing economic periods.

At September 30, 2002, $14.3 million of the nonperforming loans were from our Shared National Credit (“SNC”) portfolio, $12.1 million were related to the real estate loan portfolio and $5.3 million were Matsco credits, which represent 0.8% of that group’s loans. The $14.3 million in nonperforming SNC loans have been written down and our current best estimate of additional loss exposure is approximately $2.0 million. Based on current market conditions and borrower support, the $12.1 million in the nonperforming real estate loans do not have a material net loss exposure at this time; however, they are on nonaccrual status and we are aggressively pursuing collection. The $5.3 million in nonperforming Matsco credits have a loss exposure of approximating 40% and we believe that our current reserve balance is adequate to cover this exposure. The balance of the nonperforming loans are commercial credits totaling approximately $16.9 million, where we are actively working with our clients to resolve the delinquencies but, based on historical analysis, we have a loss exposure in the 10% to 20% range. Our estimates of the ultimate resolution and loss exposure on nonperforming loans is based on our historical experience and current analysis of each borrower's situation and could change based on future events that can not be foreseen at this time.

At September 30, 2002, the non-relationship SNC portfolio has been reduced to $49.0 million, or 1.04% of total loans. We are exploring options to reduce this portfolio either through individual loan sales or a bulk portfolio sale. As we have previously disclosed, we have not funded a non-relationship SNC loan in over 30 months and we do not expect to re-enter this market in the foreseeable future.

For the third quarter of 2002, we had $12.1 million in non-performing real estate loans which represents 0.48% of the real estate loan portfolio. These loans are primarily comprised of five non-performing loans with an average balance of $2.2 million. Based on the third quarter appraisals on the largest two of these loans, we recorded charge-offs on these loans to reduce their current balance to reflect the underlying value of the collateral properties. There is a contract to sell the underlying property on the third of these loans and we anticipate a full pay-off upon close of escrow. For the fourth loan, we have negotiated additional guarantor support and the loan has been returned to accrual status subsequent to September 30, 2002. We have begun foreclosure proceeding on a fifth loan; as a result of our initial evaluation of the collateral property, no loss is anticipated on this loan and we have ordered a current appraisal for that property. We believe our relationship management focus combined with our proactive credit management strategies will mitigate the impact of the real estate market on our non-performing loans, OREO and resulting net charge-offs. If the economy declines further, we anticipate the possibility of some additional risk rating deterioration of real estate loans.

During the third quarter, we updated our real estate sensitivity review, focusing on loans in excess of $2.0 million collateralized by non-owner occupied properties. Our review included 115 non-owner occupied real estate term loans, or more than 80% of the loans in that category. Through our analysis we have identified 12 real estate term loans totaling approximately $47 million with loan-to-values greater then 90% based on actual rent rolls. Through our analysis we have also identified 9 real estate term loans totaling approximately $67 million with loan-to-values greater then 90% based on market rents. Of those real estate term loans identified, six loans had a potential loss exposure of approximately $6 million. All of the reviewed non-owner occupied real estate term loans are currently performing.

Our review also included 39 non-owner occupied real estate construction loans, or more than 90% of the loans in that category. Through our analysis we have identified 10 real estate construction loans totaling approximately $105 million with market loan-to-values greater than 90%. Through our analysis we have also identified 2 real estate construction loans totaling approximately $13 million with as-is loan-to-values greater then 90%. Of those real estate construction loans identified, only three loans had a potential loss exposure of approximately $3 million. All of the reviewed non-owner occupied real estate construction loans are currently performing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans past due 90 days or more represent loans management believes are either well secured or are in the process of collection. Loans past due 90 days or more and accruing increased to $6.1 million at September 30, 2002, compared to $5.1 million at December 31, 2001. The balance at September 30, 2002 represents a single loan in process of being modified so as to strengthen our position and to bring the loan current.

In addition to the loans disclosed above as nonaccrual or restructured, management has also identified nine loans totaling $12.4 million that on the basis of information known to us were judged to have a higher than normal risk of becoming nonperforming. $3.5 million are real estate secured loans, $5.2 million of the loans are from our SNC portfolio and the balance of $3.7 million are commercial credits. The real estate loans have been reviewed in detail, with one construction loan totaling $2.5 million having an offer to purchase the underlying single family residential property at a price in excess of the loan balance; however, the loan is 60 days past due. The other two real estate loans are SBA related and no material loss is expected. The SNC credit is to a company that provides support to the technology industry and their sales continue to be soft. Based on this factor we believe the credit may become nonperforming with a loss exposure similar to our historical SNC losses of approximately 30%. Management cannot, however, predict the extent to which economic conditions may worsen or other factors that may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s determination of losses incurred in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan losses at the dates and for the period indicated.

	At and for the three month periods ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
	(Dollars in thousands)
Period end loans outstanding	$4,710,013	$4,699,010	$4,513,294	$4,511,083	$4,394,901
Average loans outstanding	$4,688,370	$4,575,569	$4,464,596	$4,454,504	$4,333,508
Allowance for loan losses:
Balance at beginning of period	$126,092	$125,331	$124,744	$98,178	$96,119
Charge-offs:
SNC	(3,800)	(775)	(11,108)	(3,985)	(5,678)
Other commercial	(14,620)	(5,849)	(5,111)	(2,072)	(1,649)
Term real estate—commercial	(7,531)	(2,000)	—	—	—

Total commercial	(25,951)	(8,624)	(16,219)	(6,057)	(7,327)
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	(149)	(236)	(135)	(239)	(83)

Total charge-offs	(26,100)	(8,860)	(16,354)	(6,296)	(7,410)

Recoveries:
Commercial	650	446	915	400	1,016
Term real estate—commercial	—	20	—	—	—

Total commercial	650	466	915	400	1,016
Real estate construction and land	—	—	1	—	—
Real estate other	—	—	—	—	—
Consumer and other	11	155	25	12	53

Total recoveries	661	621	941	412	1,069

Net charge-offs	(25,439)	(8,239)	(15,413)	(5,884)	(6,341)
Provision charged to income(1)	27,776	9,000	16,000	32,450	8,400

Balance at end of period	$128,429	$126,092	$125,331	$124,744	$98,178

Quarterly net charge-offs to average loans outstanding during the period, annualized	2.15%	0.72%	1.40%	0.52%	0.58%
Year to date net charge-offs to average loans outstanding during the period, annualized	1.43%	1.05%	1.40%	0.59%	0.61%
Quarterly net charge-offs excluding SNC portfolio to average loans outstanding during the period, annualized	1.83%	0.65%	0.39%	0.17%	0.06%
Year to date net charge-offs excluding SNC portfolio to average loans outstanding during the period, annualized	0.99%	0.53%	0.39%	0.23%	0.26%
Allowance as a percentage of average loans outstanding	2.74%	2.75%	2.81%	2.80%	2.26%
Allowance as a percentage of period end loans outstanding	2.73%	2.68%	2.78%	2.77%	2.23%
Allowance as a percentage of non-performing assets	264.12%	294.21%	435.04%	402.79%	440.79%

(1)	Includes $3.5 million in the fourth quarter of 2001 to conform the merged entity to our allowance methodologies which is included in mergers and related nonrecurring costs.

During the third quarter ended September 30, 2002, our ratio of net charge-offs to average loans outstanding was 2.15%, as compared to 0.72% for the second quarter of 2002 and 0.58% for the third quarter of 2001.

Two real estate loans which were originated in 2000 and were previously identified and discussed in the second quarter of 2002, accounted for 30%, or $7.5 million of the quarterly charge-offs. The losses on these two credits were higher than second quarter 2002 estimates primarily because these borrowers had less liquidity and other assets in comparison to the borrowers in our typical client relationship. We performed a detailed review of non-owner occupied real estate borrowing relationships in excess of $2 million to determine if any other loans would have similar characteristics. Based on our current assessment of our loan portfolio and current economic conditions, we identified several loans that could fall into this category. We estimate that the total loss exposure on these loans, if they all became nonperforming, would range from $5 million to $10 million. However, currently all of these loans are performing according to their contractual terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Greater Bay Bancorp’s shared national credit portfolio now totals $49 million. The outstanding balances in this portfolio have been declining since January 2000, when we decided to stop lending in this market segment. For the third quarter of 2002, losses approximated $4 million, with year to date losses totaling $15 million or 30% of our total net charge-offs.

Charge-offs in the Matsco division were higher than previous quarters, constituting approximately 25% or $5.9 million of the quarterly total. The increase in the Matsco charge-offs was the result of a more aggressive charge off policy and expanded collection process that was implemented in the third quarter. Matsco charges off retail credits after principal and interest payments are 120 days delinquent (180 days previously), even though in many cases there will be future recoveries. The recent collection efforts have reduced Matsco’s 30 day to 89 day delinquencies by 50% from the second quarter of 2002.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, collateral values, and other factors. Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area and technology industries based in the Silicon Valley. Credit concentration, trends in credit quality and pace of portfolio growth are other qualitative factors that are considered in our methodology. These qualitative factors are evaluated in connection with the unallocated portion of the allowance for loan losses.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology, and on an ongoing basis we engage outside firms to perform independent credit reviews of our loan portfolio. Management believes that our current methodology is appropriate given our size and level of complexity.

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses, is to some extent, based on the judgment and experience of management. Management believes that the allowance for loan losses is adequate as of September 30, 2002 to cover known and inherent risks in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2002, the allowance for loan losses was $128.4 million, consisting of a $99.4 million allocated allowance and a $29.0 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Deposits

We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.4 billion at September 30, 2002, an increase of 9.1% compared to December 31, 2001. Approximately 91.0% of this increase was related to growth in money market demand accounts and is a result of the success of the promotion of two new programs to attract new deposits.

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

Our noninterest-bearing demand deposit accounts decreased 3.2% to $984.3 million at September 30, 2002 compared to $954.0 million at December 31, 2001.

Money market deposit accounts (“MMDA”), negotiable order of withdrawal accounts (“NOW”) and savings accounts were $2.7 billion at September 30, 2002 compared to $2.3 billion at December 31, 2001.

MMDA, NOW and savings accounts were 49.5% of total deposits at September 30, 2002 as compared to 45.7% at December 31, 2001. Time certificates of deposit totaled $1.8 billion, or 32.4% of total deposits at September 30, 2002 compared to $1.8 billion or 35.2% of total deposits at December 31, 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Greater Bay is a company separate and apart from the Banks and ABD and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on the outstanding issues of trust preferred securities and is directly responsible for the contingent interest on the zero coupon senior convertible contingent debt securities, and the dividends paid on our common stock and the 7.25% convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of ABD and the Banks to pay dividends to Greater Bay. At September 30, 2002, the subsidiaries had approximately $81.8 million in the aggregate available to be paid as dividends to Greater Bay. Management of Greater Bay believes that such restrictions will not have an impact on the ability of Greater Bay to meet our ongoing cash obligations. During the quarter ended June 30, 2002, Greater Bay raised approximately $200 million through a private offering of zero coupon senior convertible contingent debt securities. During the third quarter of 2002, Greater Bay retired $89.0 million of these securities. As of September 30, 2002, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $164.7 million for the nine months ended September 30, 2002 and $111.8 million for the same period in 2001. Cash used for investing activities totaled $255.5 million in the nine months ended September 30, 2002 and $1.8 billion in the same period of 2001. The comparatively large balance of cash used for investing purposes during the nine months ended September 30, 2001 primarily reflects our program to leverage the balance sheet. The significant comparative decrease during the same period of 2002 reflects our effort to de-leverage the balance sheet as described in “Net Interest Income—Overview” above.

For the nine months ended September 30, 2002, net cash provided by financing activities was $187.2 million, compared to $1.6 billion in the same period of 2001. Historically, our primary financing activity has been through deposits. For the nine months ended September 30, 2002 and 2001, deposit gathering activities generated cash of $453.8 million and $122.9 million, respectively. This represents a total of 242.4% and 7.9% of the financing cash flows for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 short term and long term borrowings decreased $255.5 million as compared to an increase of $1.3 billion for the nine months ended September 30, 2001. The decrease in borrowings for the nine months ended September 30, 2002 was the result of the implementation of our process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings in the third quarter.

Capital Resources

Shareholders’ equity at September 30, 2002 increased to $651.7 million from $463.7 million at December 31, 2001. Greater Bay declared dividends of $0.125, and $0.43 per share during the three months ended September 30, 2002 and the twelve months ended December 31, 2001, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at September 30, 2002 and the two highest levels recognized under these regulations are as follows:

	Tangible equity	Tangible equity including ABD goodwill	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp	6.11%	7.72%	8.17%	11.35%	12.61%
Well-capitalized	N/A	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	N/A	4.00%	4.00%	8.00%

In addition, at September 30, 2002, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

Our strong earnings for the second and third quarters of 2002, when combined with our de-leveraging strategy substantially improved the tangible equity to asset ratio from 5.01% at March 31, 2002 to 6.11% at September 30, 2002. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill that is deducted from common equity to arrive at tangible equity. At September 30, 2002, the majority of the goodwill is related to the ABD acquisition. Based on ABD’s outstanding performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill value. On a pro forma basis, including the ABD goodwill in tangible equity, our tangible equity ratio would be 7.72%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative and Qualitative Disclosures about Market Risk

Our financial performance is impacted by, among other factors, IRR and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses. See “—Allowance for Loan Losses” herein.

IRR is the risk of a change in our income or the value of our assets and liabilities due to changes in interest rates. This risk is addressed by our Board Asset & Liability Management Committee (“Board ALCO”), which includes senior management representatives. The Board ALCO monitors IRR by analyzing the potential impact on the market value of portfolio equity and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The Board ALCO provides guidance in managing the balance sheet to minimize the potential impact of changes in interest rates on market value of portfolio equity and net interest income.

Our exposure to IRR is reviewed at least quarterly by the Board of Directors and the Board ALCO and on a monthly basis by management ALCO. IRR exposure is measured using interest rate sensitivity analysis to determine our change in market value of portfolio equity and net interest income in the event of hypothetical changes in interest rates. If potential changes to market value of portfolio equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust our asset and liability mix to bring IRR within Board approved limits.

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our overall balance sheet composition. Our portfolio reinvestment strategy continues to be focused on investing in securities which are less susceptible to extension risk in the event of an increase in interest rates (i.e., have shorter and less volatile duration—currently approximately 2 years on average). Average lives of new investments are approximately 3 years. Correspondingly, we have utilized short-term borrowings to shorten the effective duration of our liabilities.

The results of the above strategy has resulted in reducing our overall sensitivity to interest rates as discussed below for both market value of portfolio equity and net interest income.

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of portfolio equity is the market value of our assets less the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is the net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (shock) in interest rates. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of September 30, 2002.

Change in interest rates	Market value of portfolio equity	Projected change
		Dollars	Percentage
	(Dollars in millions)
100 basis point rise	$1,147.9	$46.2	4.2%
Base scenario	1,101.6	—	—
100 basis point decline	1,031.4	(70.3)	-6.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The preceding table indicates that as of September 30, 2002 an immediate and sustained 100 basis point increase in interest rates would increase our market value of portfolio equity by approximately 4.2%.

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

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of September 30, 2002, the analysis indicates that our net interest income for the next 12 months would increase by 2.8% if rates increased 100 basis points, and decrease by 4.2% if rates decreased 100 basis points.

The above +/-100 basis points net interest income analysis is a static analysis that does not consider likely expected balance sheet mix changes in an actual rate change scenario. A 100 basis points increase in rates would be commensurate with an improving economy and is expected to increase core loan and core deposit growth rates.

Based on conservative estimates of balance sheet mix changes, an increase in interest rates of 100 basis points would result in an additional increase in net interest income of approximately 0.7%-1.7%. This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that our structure is to remain similar to the structure at year-end. It does not account for all the factors that impact this analysis including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan and investment prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan and investment prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

Gap Analysis

In addition to the above analysis, we also perform a gap analysis as part of the overall IRR management process. This analysis is focused on the maturity structure of assets and liabilities and their repricing characteristics over future periods. An effective IRR management strategy seeks to match the volume of assets and liabilities maturing or repricing during each period. Gap sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing at various time horizons. The main focus is usually for the one-year cumulative gap. The difference is known as interest sensitivity gaps.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table shows interest sensitivity gaps for different intervals as of September 30, 2002:

	Immediate or one day	2 days To 6 months	7 months to 12 months	1 Year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$—	$7,920	$—	$—	$—	$—	$7,920	$263,854	$271,774
Federal Funds Sold	40,000	—	—	—	—	—	40,000	—	40,000
Investment securities	102,145	903,065	525,075	830,598	166,515	373,603	2,901,001	25,301	2,926,302
Loans	2,013,710	871,023	330,434	777,619	572,852	128,273	4,693,911	—	4,693,911
Loan losses/unearned fees	—	—	—	—	—	—	—	(128,429)	(128,429)
Other assets	—	—	—	—	—	—	—	514,441	514,441

Total assets	$2,155,855	$1,782,008	$855,509	$1,608,217	$739,367	$501,876	$7,642,832	$675,167	$8,317,999

Liabilities and Equity:
Deposits	$2,676,322	$1,221,035	$460,399	$83,314	$17,444	$1,068	$4,459,582	$984,327	$5,443,909
Other borrowings	3,886	935,160	249,542	637,265	13,379	1,191	1,840,423	—	1,840,423
Trust preferred securities	—	—	—	—	—	203,000	203,000	—	203,000
Other liabilities	—	—	—	—	—	—	—	163,309	163,309
Shareholders’ equity	—	—	—	—	—	—	—	667,358	667,358

Total liabilities and equity	$2,680,208	$2,156,195	$709,941	$720,579	$30,823	$205,259	$6,503,005	$1,814,994	$8,317,999

Gap	$(524,353)	$(374,187)	$145,568	$887,638	$708,544	$296,617	$1,139,827	$(1,139,827)	$—
Cumulative Gap	$(524,353)	$(898,540)	$(752,972)	$134,666	$843,210	$1,139,827	$1,139,827	$—	$—
Cumulative Gap/total assets	-6.30%	-10.80%	-9.05%	1.62%	10.14%	13.70%	13.70%	0.00%	0.00%

The foregoing table indicates that we had a one year negative gap of $(753.0) million, or (9.1)% of total assets, at September 30, 2002. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and the supporting liability can vary significantly while the timing of repricing of both the asset and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more assets sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. In fact, during the recent period of declines in interest rates, our net interest earning assets has declined. See “Results of Operations Net Interest Income—The Quarter Ended September 30, 2002 Compared to June 30, 2002”. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as our primary IRR management tools.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Controls and Procedures

Within the 90 days prior to the date of filing this report, we carried out any evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings—Not applicable

ITEM 2.     Changes in Securities and Use of Proceeds—Not applicable

ITEM 3.     Defaults Upon Senior Securities—Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders—Not applicable

ITEM 5.     Other Information

At the Company’s annual meeting of shareholders held on May 21, 2002, the shareholders approved a shareholder proposal recommending that the Company’s Board of Directors consider taking action to eliminate the classified board of directors and thereby requiring the annual election of directors. In July 2002, the Board of Directors delegated to the Executive Committee the responsibility to analyze the proposal and make a recommendation to the full Board. The Executive Committee is comprised of seven members, six of whom are independent.

The Executive Committee reviewed the advantages and disadvantages of a classified board, including, but not limited to, (i) the arguments of the proponent made in favor of the proposal included in the Company’s 2002 proxy statement; (ii) the Company’s response in the proxy statement as to the valid business purposes served by a classified board; (iii) the information considered by the Board in preparing its response; and (iv) subsequent additional third party information discussing shareholder proposals on this topic. The Executive Committee also considered that eliminating the classified board would require an amendment to the Company’s Bylaws, which must be approved by a majority of the outstanding shares. Because only 34% of the outstanding shares voted in favor of the shareholder proposal, the Executive Committee believes that a significant majority of the outstanding shares favors the classified board structure.

Accordingly, at the Board’s October 2002 meeting, the Executive Committee recommended to the full Board of Directors that the classified board structure should be maintained. The Board carefully considered the recommendation and unanimously voted to accept and approve the recommendation.

ITEM 6.     Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)   Exhibits

Exhibit No.	Description of Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(b)   Reports on Form 8-K

During the quarter ended September 30, 2002, Greater Bay filed the following Current Reports on Form 8-K: (1) July 2, 2002 (containing updated earnings guidance); (2) July 17, 2002 (containing press release announcing second quarter 2002 results); (3) July 29, 2002 (containing updated slide presentation as of June 30, 2002); (4) August 6, 2002 (containing press release announcing purchase of the Registrant’s common stock by members of its Board of Directors); (5) August 8, 2002 (containing a clarification of our disclosure of our market sensitivity and property status analysis contained in our 10-Q); and (6) September 17, 2002 (containing press release and slide presentation for analysts’ conference).

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREATER BAY BANCORP (Registrant)

By:	/s/ Steven C. Smith
Steven C. Smith Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: November 8, 2002

Certification

I, David L. Kalkbrenner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Greater Bay Bancorp;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

By:	/s/ David L. Kalkbrenner
David L. Kalkbrenner President and Chief Executive Officer

Date:    November 8, 2002

Certification

I, Steven C. Smith, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Greater Bay Bancorp;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

By:	/s/ Steven C. Smith
Steven C. Smith Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date:    November 8, 2002