Form 10-K
period 2002-12-31
GREATER BAY BANCORP
filed 2003-03-07
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Preferred Share Purchase Rights

(Title of classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 28, 2002, as reported on the Nasdaq National Market System, was approximately $1,416,142,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Registrant has no non-voting common stock.

As of February 28, 2003, 51,772,700 shares of the Registrant’s Common Stock were outstanding.

Document Incorporated By Reference:	Part Of Form 10-K Into Which Incorporated:
Definitive Proxy Statement for Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2002	Part III

ANNUAL REPORT ON FORM 10-K

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp (referred to as “we” or “our” when such reference includes Greater Bay Bancorp and its subsidiaries, collectively, “Greater Bay” when referring only to the parent company and “the Banks” when referring only to Greater Bay’s banking subsidiaries, Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce and San Jose National Bank) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “ITEM 1. BUSINESS—Factors That May Affect Future Results of Operations”.

ITEM 1.    BUSINESS.

Greater Bay Bancorp

Greater Bay Bancorp (“Greater Bay”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a financial holding company with 11 bank subsidiaries (individually a “Bank” and collectively the “Banks”): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

In addition to these divisions, we have the following subsidiaries which issued trust preferred securities and purchased Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNB Investment Trust I (“CNBIT I”), CNB Investment Trust II (“CNBIT II”), MPB Investment Trust (“MPBIT”), and SJNB Investment Trust (“SJNBIT”), all of which are Maryland real estate investment trusts and wholly owned subsidiaries of Cupertino National Bank, Mid-Peninsula Bank, and San Jose National Bank, respectively. These entities were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions. CAPCO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

At December 31, 2002, we had total assets of $8.1 billion, total loans, net, of $4.7 billion and total deposits of $5.3 billion.

History

Greater Bay Bancorp was formed as the result of the November 1996 merger of Cupertino National Bancorp and Mid-Peninsula Bancorp. Mid-Peninsula Bancorp was incorporated in 1984 under the name San Mateo County Bancorp as the bank holding company of WestCal National Bank. In 1994, WestCal National Bank was merged with Mid-Peninsula Bank, which commenced operations in October 1987. Concurrently San Mateo County Bancorp changed its name to Mid-Peninsula Bancorp. On consummation of the November 1996 merger between Cupertino National Bancorp and Mid-Peninsula Bancorp, Mid-Peninsula Bancorp changed its name to Greater Bay Bancorp and Cupertino National Bank became a wholly-owned subsidiary.

Greater Bay has continued to expand its presence within its market area by affiliating with other quality banking organizations, and select niche financial services companies. In addition we have been successful in opening key regional bank locations to respond to market and client demands, while also selectively opening key new businesses that expand our product offerings.

The following provides a chronological listing of significant mergers and acquisitions that we have completed since November 27, 1996:

Date of merger	Entity	Former bank holding company	Year commenced operations
December 23, 1997	Peninsula Bank of Commerce	none	1981
May 8, 1998	Golden Gate Bank	Pacific Rim Bancorporation	1976
August 31, 1998	Pacific Business Funding Corporation(1)	n/a	1995
May 21, 1999	Bay Area Bank	Bay Area Bancshares	1979
October 15, 1999	Bay Bank of Commerce	Bay Commercial Services	1981
January 31, 2000	Mt. Diablo National Bank	Mt. Diablo Bancshares	1993
May 18, 2000	Coast Commercial Bank	Coast Bancorp	1982
July 21, 2000	Bank of Santa Clara	none	1973
October 13, 2000	Bank of Petaluma	none	1987
November 30, 2000	The Matsco Companies, Inc.(2)	n/a	1983
March 30, 2001	CAPCO Financial Company Inc.(3)	n/a	1990
October 23, 2001	San Jose National Bank	SJNB Financial Corp.	1982
March 12, 2002	ABD Insurance and Financial Services	n/a	1946

(1)	Operates as a division of Cupertino National Bank and conducts business under the name Pacific Business Funding.
(2)	Operates as a division of Cupertino National Bank and conducts business under the name Matsco.
(3)	Operates as a division of Cupertino National Bank and conducts business under the name CAPCO.

The acquisitions of The Matsco Companies, Inc., CAPCO, and ABD were accounted for using the purchase accounting method. All of the other acquisitions were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the acquisitions has been restated as if these acquisitions had occurred at the beginning of the earliest reporting period presented.

Our Goals

We strive toward six primary goals. These goals are:

•	High Credit Quality. Non-performing asset levels continue to be below our peer group. We have also implemented tighter underwriting standards and more aggressive management of non-accruals to adjust for the current economy.

•	Core Deposit Growth. We strive to expand our deposit franchise internally through market penetration and cross-selling as part of our relationship banking model.

•	Net Interest Margin. Though declining rates have resulted in margin compression, we have eased the compression with our interest rate risk mitigation strategy and client relationship pricing initiatives. We manage our allocation of assets and liabilities so as to take advantage of anticipated changes in interest rates without putting either our future earnings or the market value of our portfolio equity at risk from unanticipated interest rate changes.

•	Non-interest Income. We want to increase the percentage of our total revenue derived from fee income. The ABD acquisition increased our non-interest income as a percentage of revenues from 12.9% during 2001 to 31.4% during 2002.

•	Efficiency. We continue to actively manage our efficiency ratio by reducing expenses and increasing individual productivity while always ensuring quality client service levels are maintained.

•	Relationship Management. This value proposition continues to benefit our clients and our shareholders. As a market differentiator, the close relationship with a knowledgeable banker who has the expertise and authority to make client decisions appeals to business owners, managers and executives who demand a greater level of service.

Regional Community Banking Philosophy

In order to meet the demands of the increasingly competitive banking and financial services industries, we operate under a “Regional Community Banking Philosophy”. Our Regional Community Banking Philosophy is based on our belief that banking clients value doing business with locally managed banking offices that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services. We also believe that banks which affiliate with Greater Bay and implement our Regional Community Banking Philosophy are better able to build successful client relationships, as the holding company provides cost effective administrative support services while promoting local autonomy and flexibility in serving client needs.

Our banking subsidiaries have established strong reputations and client followings in their market areas through attention to client service and an understanding of client needs. The Banks’ reputations are the result of our relationship managers’ service efforts. The primary focus for the Banks' relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks.

While client service decisions and day-to-day operations are locally maintained, Greater Bay provides our banking offices expanded client support services, such as increased client lending capacity, business cash management, international trade finance services, and business insurance products. In addition, Greater Bay provides centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions. All of these centralized services are designed to enhance the ability of the relationship manager to expand their client relationship base.

Corporate Growth Strategy

Our primary goal is to become the preeminent independent financial services company in Northern California. Our primary business strategy is to focus on increasing our market share within the communities we serve through continued internal growth.

Greater Bay Bancorp’s Family of Companies

We are organized primarily along community banking and insurance brokerage services business segments. We have aggregated 14 operating divisions into the community banking business segment. Our insurance brokerage services business segment consists of a single operating division, ABD, our insurance brokerage subsidiary. The services that our business segments provide are described further below.

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

The Banks engage in the full complement of lending activities, including commercial, real estate and consumer loans. The Banks provide commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $100.0 million. We also provide an array of specialty finance products including international letters of credit and trade financing, loans to smaller businesses on which the Small Business Administration (“SBA”) generally provides guarantees, asset-based lending and accounts receivable factoring and loans and lease products tailored to the dental and veterinary health professions.

The Banks offer a wide range of deposit products, including personal and business checking and savings accounts, time deposits and individual retirement accounts. The Banks also offer a wide range of specialized services designed to attract and service the needs of clients and include cash management and international trade finance services for business clients, traveler’s checks, safe deposit and MasterCard and Visa merchant deposit services.

Through the Greater Bay Trust Company, a division of Cupertino National Bank, we provide trust services to support the trust needs of the Banks’ business and private banking clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

A summary of our banking subsidiaries’ assets, loans, deposits and banking offices at December 31, 2002 is as follows:

	Assets	Loans	Deposits	Number of banking offices
	(Dollars in millions)
Bank of Petaluma	$372.2	$139.5	$244.4	4
Bank of Santa Clara	550.7	219.8	336.3	8
Bay Area Bank	400.4	182.8	232.0	1
Bay Bank of Commerce	298.1	133.7	188.4	3
Coast Commercial Bank	582.5	241.8	394.9	7
Cupertino National Bank	2,253.6	1,735.3	1,210.3	7
Golden Gate Bank	465.4	206.9	262.8	1
Mid-Peninsula Bank	1,554.0	1,079.5	1,201.1	5
Mt. Diablo National Bank	501.0	187.9	355.8	4
Peninsula Bank of Commerce	534.5	217.3	329.1	1
San Jose National Bank	727.4	426.9	531.2	4

Insurance Brokerage Services

ABD is a commercial insurance brokerage and employee benefits consulting firm operating throughout the western United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. At December 31, 2002, ABD had over $1.1 billion of insurance premiums serviced and $88.5 million in gross revenues for the ten-month period ended December 31, 2002.

Market Area

The Banks concentrate on marketing their services to small and medium-sized businesses, professionals and individuals in Alameda, Contra Costa, Marin, Monterey, Santa Clara, San Francisco, San Mateo, Santa Cruz, and Sonoma Counties. All population data is as of January 2002 and was obtained from the State of California Department of Finance Demographic Research Unit.

•	Bank of Petaluma’s primary base of operations is in Petaluma, California and extends through Sonoma County. Sonoma County has a population of approximately 471,000.

•	Bank of Santa Clara’s primary base of operations is in Santa Clara, California, which is located in the geographic area referred to as the “Silicon Valley”. Bank of Santa Clara’s operation extends throughout Santa Clara County. Santa Clara County has a population of approximately 1,719,000.

•	Bay Area Bank’s primary base of operations is in Redwood City, California and includes central San Mateo County. San Mateo County has a population of approximately 717,000.

•	Bay Bank of Commerce’s primary base of operations is San Leandro, California and extends through Alameda and Southern Contra Costa Counties. Alameda County and Contra Costa County have populations of approximately 1,487,000 and 982,000, respectively.

•	Coast Commercial Bank’s primary base of operations is in Santa Cruz, California and extends through Santa Cruz County. Coast Commercial Bank also maintains a banking office in Monterey County. Santa Cruz County and Monterey County have populations of approximately 260,000 and 410,000, respectively.

•	Cupertino National Bank’s primary base of operations is in Cupertino, California, which is in the center of the geographic area referred to as the “Silicon Valley”. Cupertino National Bank’s operations extend throughout Santa Clara County.

•	Golden Gate Bank’s primary base of operations is centered in the City and County of San Francisco. San Francisco County has a population of approximately 794,000.

•	Mt. Diablo National Bank’s primary base of operations is Danville, California and extends through Contra Costa and northern Alameda Counties.

•	Mid-Peninsula Bank’s primary base of operations is centered in Palo Alto, California and extends from northern Santa Clara County through San Mateo County. Mid-Peninsula Bank also maintains banking offices in Alameda, Contra Costa, and Marin Counties. Marin County has a population of approximately 250,000.

•	Peninsula Bank of Commerce’s primary base of operations is centered in Millbrae, California, and includes northern San Mateo County and extends into San Francisco County.

•	San Jose National Bank’s primary base of operations is centered in San Jose, California, and includes Santa Clara County.

The commercial base of Alameda, Contra Costa, Marin, Monterey, Santa Clara, Santa Cruz, San Francisco, San Mateo and Sonoma Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of our geographic concentration, our results depend largely upon economic conditions in these areas, which exhibited weakness in 2002. No assurance can be given that significant improvement in the economy will occur in 2003. A prolonged economic downturn could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, and accordingly on our results of operations. See “Item 1. Business—Factors That May Affect Future Results of Operations.”

We market our dental and veterinarian financing services nationally through our Matsco division. At December 31, 2002, approximately $487.7 million of Matsco’s outstanding loans and leases are with borrowers located outside of California. Those loans and leases are distributed throughout the United States, with the largest volume having been originated in Florida, where Matsco has outstanding loans and leases totaling approximately $38.4 million. Our asset based lending services are marketed through our offices in California and Bellevue, Washington, which covers the Pacific Northwest.

ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States.

Lending Activities

Underwriting and Credit Administration

Each Bank’s lending activities are guided by the basic lending policies established by Greater Bay and our Credit Policy Committee and approved by each Bank’s Board of Directors. Each loan must meet minimum underwriting criteria established in the Bank’s lending policy. Loan requests are approved on a pooled-authority basis up to a maximum limit for each Bank. Loan requests exceeding these limits are submitted to our Officers’ Loan Committee, which consists of the Executive Vice President and Chief Lending Officer of Greater Bay, the Executive Vice President and Chief Credit Officer of Mid-Peninsula Bank, the Senior Vice President and Chief Credit Officer of Greater Bay, and three Regional Credit Administrators. All members of the Officers’ Loan Committee are also officers of the individual Banks. Loan requests which exceed the limits of our Officers’ Loan Committee are submitted to the Directors’ Loan Committee. Each of these committees meets on a regular basis in order to provide timely responses to the Banks’ clients.

Our credit administration function includes an internal loan review and the regular use of an outside loan review firm. In addition, our Directors’ Loan Committee, Credit Risk Management Committee, Chief Administrative Officer/Chief Financial Officer and Controller review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within each Bank’s loan portfolio and to review our allowance for loan losses. Additionally, our Credit Policy Committee reviews nonperforming assets and our allowance for loan losses quarterly.

Loan Portfolio

The composition of our gross loan portfolio at December 31, 2002 was as follows:

•	Approximately 43.0% were commercial loans;

•	Approximately 33.5% were commercial term real estate loans;

•	Approximately 14.8% were in real estate construction and land loans;

•	Approximately 5.2% were other real estate term loans, primarily secured by residential real estate; and

•	The balance of the portfolio consists of consumer loans.

The interest rates the Banks charge varies with the degree of risk, size and maturity of the loans. In addition, competition from other financial services companies and analyses of the client’s deposit relationship with the Bank and the Bank’s cost of funds impact the interest rate charged on loans.

Commercial Loans.    In their commercial loan portfolios, the Banks provide personalized financial services to the diverse commercial and professional businesses in their market areas. Commercial loans, including those made by the Venture Banking Group, consist primarily of short-term loans (normally with a maturity of up to one year) to support business operations. The Banks focus on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Banks’ commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. Commercial loans also include those loans made by the Greater Bay Corporate Finance Group.

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

The Venture Banking Group provides innovative lending products and other financial services, tailored to the needs of start-up and development-stage companies. The Venture Banking Group’s typical clients include venture capital and technology companies, ranging from multimedia, software and telecommunications providers to biotechnology and medical device firms. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment of the companies. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders. Because many of these technology companies are in the start-up or development phase, they may not generate any revenues for several years. We often receive warrants from these companies as part of the compensation for our services. As of December 31, 2002, the Venture Banking Group had loans outstanding to start-up and development stage companies of approximately $4.8 million.

We participate as a preferred lender in many SBA programs through the Greater Bay Bank SBA Lending Group. As a preferred lender, we have authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings to the customer as this status results in more rapid turnaround of loan applications submitted to the SBA for approval. The SBA Lending Group utilizes both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three-to-seven-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. The SBA Lending Group generally sells the guaranteed portion of its SBA loans in the secondary market.

We offer a complete range of financial products and services through our Matsco division to meet the needs of dentists and veterinarians throughout their professional careers. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital and financing for retirement planning. These products are structured as either equipment leases or loans.

We offer asset-based lending and accounts receivable factoring products through our Pacific Business Funding and CAPCO divisions that provide alternative funding and support programs designed to enhance our small business banking services.

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

Real Estate Construction and Land Loans.    The Banks’ real estate construction loan activity focuses on providing short-term (generally less than one year maturity) loans to individuals and developers with whom the Banks have established relationships for the construction primarily of single family residences in the Banks’ market areas. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically ranging between approximately $1.5 million and $5.0 million.

Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower’s creditworthiness are primary considerations in the loan underwriting decision. Generally, these loans provide an attractive yield, but may carry a higher than normal risk of loss or delinquency, particularly if general real estate values decline. The Banks utilize approved independent local appraisers and loan-to-value ratios which generally do not exceed 65% to 75% of the appraised value of the property. The Banks monitor projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

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

Other Real Estate Loans.    Other real estate loans include equity lines of credit secured primarily by second deeds of trust on single-family residences. Most of these loans bear interest rates based on the prime rate and have terms of no more than ten years. The other significant component included in other real estate is comprised of SBA loans participated under the 7a program. Such loans may be revolving and have maturities up to one year, or they may be amortizing over terms up to 25 years. In most cases, 7a loans are secured by both business assets and deeds of trust.

Consumer and Other Loans.    The Banks’ consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, and home improvement loans and lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one-to-five year maturity), while the equity lines of credit and home improvement loans are generally at a floating rate and are reviewed for renewal on an annual basis. The Banks also have a minimal portfolio of credit card loans, issued as an additional service to its clients.

We also provide a wide range of financial services to support the international banking needs of the Banks’ clients, including identifying certain risks of conducting business abroad and providing international letters of credit, documentary collections and other trade finance services. In 2001, the Export-Import Bank of the United States increased our International Banking Division’s delegated authority status from the “Medium” level to the “High” level to provide foreign receivable financing to local exporters. The Export-Import Bank allows “High” level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75.0 million in loans.

Deposits

The Banks obtain deposits primarily from small and medium-sized businesses, business executives, professionals and other individuals. Each of the Banks offers the usual and customary range of depository products that commercial banks provide to customers. The Banks’ deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business or any of the Banks. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

Cupertino National Bank has two business units that provide significant support to its deposit base. The Greater Bay Trust Company has approximately 10.2% of its trust assets under management in liquid funds that are retained in Cupertino National Bank savings accounts. At December 31, 2002, these funds totaled $62.2 million. The Venture Banking Group is another source of deposits as most of the start-up phase companies have significant liquidity that is deposited in Cupertino National Bank as part of the banking relationship. At December 31, 2002, the Venture Banking Group’s clients had $287.1 million in deposits at Cupertino National Bank.

Competition

The banking and financial services industry in California generally, and in the Banks’ market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Banks compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Banks.

In order to compete with other financial services providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. In those instances where the Banks are unable to accommodate a customer’s needs, the Banks may arrange for those services to be provided by their correspondents. The Banks have 45 offices located in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Clara, Santa Cruz and Sonoma counties in California.

As of June 30, 2002, the latest date for which the FDIC branch data is available, the Banks’ deposits represented 3.05% of the deposits for all financial service companies in the San Francisco Bay Area, which includes Napa and Solano Counties in addition to the nine counties shown below. At that same date, the Banks’ deposits represented:

•	1.23% of the deposits for all financial service companies in Alameda County;

•	1.96% of the deposits for all financial service companies in Contra Costa County;

•	5.41% of the deposits for all financial service companies in San Mateo County;

•	8.12% of the deposits for all financial service companies in Santa Clara County;

•	10.45% of the deposits for all financial service companies in Santa Cruz County;

•	3.05% of the deposits for all financial service companies in Sonoma County; and

•	Less than 1.00% of the deposits for all financial service companies in Marin, Monterey, and San Francisco Counties.

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

The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”) influence our business. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot fully predict the nature and impact on Greater Bay and the Banks of any future changes in monetary and fiscal policies.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See “Item 1. Business—Supervision and Regulation.”

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of Greater Bay. Set forth below is a summary description of the material laws and regulations which relate to the operations of Greater Bay and the Banks and recent regulatory developments affecting Greater Bay. The description is qualified in its entirety by reference to the applicable laws and regulations.

Greater Bay

Greater Bay is a registered bank holding company, and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In addition, and as further described below, effective on February 1, 2002, Greater Bay became a financial holding company under the BHCA as amended by the Gramm-Leach Bliley Act of 1999. See “—Financial Services Modernization Legislation.” Greater Bay is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of Greater Bay and its subsidiaries.

The Federal Reserve may require that Greater Bay terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Greater Bay must file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities. Furthermore, Greater Bay is required by the Federal Reserve to maintain certain levels of capital. See “—Capital Standards.”

As a bank holding company, Greater Bay is required, except in certain statutorily prescribed instances, to seek the prior approval of the Federal Reserve for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. When a bank holding company makes an effective election to become a financial holding company, the Federal Reserve Board’s prior approval is not required to acquire ownership or control of entities engaged in specified financial activities (not including other banks, bank holding company or savings associations). The existing restrictions on directly or indirectly acquiring a bank or bank holding company are applicable to all bank holding companies and financial holding companies. Prior approval of the Federal Reserve is also required for the merger or consolidation of Greater Bay and another bank holding company.

Under Federal Reserve regulations, a holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that a holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

Bank holding companies that elect to become a financial holding company, like Greater Bay, may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and brokerage;

•	merchant banking; and

•	activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act.

Failure to sustain compliance with the financial holding company election requirements or correct any noncompliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. Moreover, low examination ratings, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or holding company to engage in new activities, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Cure Agreement

On January 3, 2003, Greater Bay received a notice from the Federal Reserve that followed the completion of the most recent regulatory examinations of Greater Bay and the Banks. In response to the notice, Greater Bay delivered to the Federal Reserve a corrective action plan designed to enhance its enterprise wide risk management program. Prior to receipt of the notice from the Federal Reserve, Greater Bay had already dedicated significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee Greater Bay’s Enterprise Wide Risk Management Group.

On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve which incorporates the terms of Greater Bay’s corrective action plan. To improve Greater Bay’s risk management program, the action plan requires enhancements to policies and procedures relating to interest rate sensitivity, liquidity and capital management, asset risk management, and compliance. In the area of interest rate sensitivity, Greater Bay will perform additional stress testing of its interest rate risk exposure under best case and worse case scenarios, review its interest rate risk limits and test its core deposit assumptions. Liquidity management will be augmented by stress testing the liquidity position under various scenarios and by developing a more sophisticated monitoring system for Greater Bay’s funding strategy. In addition, Greater Bay will establish a process to quantify and support the appropriateness of established capital limits relative to its risk profile. In the area of asset risk management, Greater Bay will establish commercial real estate concentration limits, improve the documentation supporting the allowance for loan and lease losses and strengthen systems relating to loan and investment policies. Greater Bay will also enhance the processes for identifying and monitoring legal risks to ensure future compliance with all applicable laws and regulations, including the Bank Secrecy Act and anti-money laundering laws.

To maintain its financial holding company status, Greater Bay must complete the corrective action plan by July 7, 2003 or such additional time as the Federal Reserve may permit. During this period, Greater Bay may not engage in new financial holding company activities or acquire nonbank subsidiaries engaged in financial activities without the prior written approval of the Federal Reserve. If the corrective action is not completed within the relevant time period, the Federal Reserve could impose additional limitations or conditions on our conduct or activities, require Greater Bay to divest its subsidiary Banks, or, at Greater Bay’s election, engage only in activities permissible for bank holding companies. Such a development would potentially adversely impact Greater Bay’s insurance brokerage activities conducted through Greater Bay’s subsidiary, ABD, although Greater Bay believes it could mitigate the impact of this development through alternative means of conducting these activities.

As part of its enterprise wide risk management program, Greater Bay continually evaluates the impact of its multi-bank charter structure on its operations, business, clients and regulatory compliance. While no decision has been made, we are exploring whether a simplified structure might enhance our risk management program and alleviate some of the issues addressed in the cure agreement. By maintaining our individual bank names, local bank management, our relationship style of banking and strong community involvement, a simplified structure may enable us to continue to operate under our Regional Community Banking Philosophy and, at the same time, enhance our risk management program.

The Banks

We have three national banking subsidiaries and eight bank subsidiaries which are California chartered banks and members of the Federal Reserve. The national banks are subject to primary supervision, regulation and periodic examination by the Office of the Comptroller of the Currency (the “Comptroller”) and are also subject to regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve. The state-chartered banks are subject to primary supervision, regulation and periodic examination by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Reserve, and are subject to the regulations of the FDIC.

If, as a result of a bank examination, the Comptroller or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of one of the Bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The Commissioner separately has many of the same remedial powers.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls and certification of financial statements;

•	enhanced controls on and reporting of insider trading; and

•	statutory separations between investment bankers and analysts.

We have implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of the financial statements. A significant portion of the remaining items in the new legislation will become effective during 2003. We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (“Patriot Act”). The Patriot Act is intended to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a customer identification program implementing reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

Financial Services Modernization Legislation

General.    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The law also:

•	Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provided an enhanced framework for protecting the privacy of consumer information;

•	Adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modified the laws governing the implementation of the Community Reinvestment Act; and

•	Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Greater Bay and the Banks do not believe that the GLBA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Greater Bay and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Greater Bay and the Banks.

Expanded Bank Activities.    The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, Greater Bay’s state-chartered bank subsidiaries will be permitted to form subsidiaries to engage in the activities authorized by the GLBA, to the same extent as a national bank.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Dividends and Other Transfers of Funds

Dividends from the Banks constitute the principal source of income to Greater Bay. Greater Bay is a legal entity separate and distinct from the Banks. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay by the Banks totaled $87.2 million at December 31, 2002. In addition, the Banks’ regulators have the authority to prohibit any one of the Banks from paying dividends, depending upon the Bank’s respective financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Cross Guarantees

Our insured depository institution subsidiaries are also subject to cross-guaranty liability under federal law. This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess commonly controlled depository institutions for the estimated losses suffered by the FDIC. Such a liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on Greater Bay as the common parent. While the FDIC’s cross-guaranty claim is generally junior to the claim of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

Transactions with Affiliates

The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Greater Bay or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Greater Bay or other affiliates. Such restrictions prevent Greater Bay and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in Greater Bay or to or in any other affiliate are limited, individually, to 10.0% of the respective bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Greater Bay and other controlling persons of the Banks. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.

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

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, each of the Banks and Greater Bay exceeded the required ratios for classification as “well capitalized”.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution’s primary regulator.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of Greater Bay’s depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on Greater Bay’s earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of Greater Bay’s subsidiary depository institutions could have a material adverse effect on Greater Bay's earnings, depending on the collective size of the particular institutions involved.

Community Reinvestment Act and Fair Lending Developments

The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The results of the most recent exam for each of the Banks are as follows

Bank	Date of most recent examination	CRA rating
Bay Area Bank	November 1999	Satisfactory
Bay Bank of Commerce	December 2001	Satisfactory
Bank of Petaluma	September 1998	Outstanding
Bank of Santa Clara	December 2002	Satisfactory
Coast Commercial Bank	December 2001	Satisfactory
Cupertino National Bank	October 1999	Outstanding
Golden Gate Bank	December 2002	Satisfactory
Mt. Diablo National Bank	February 1999	Satisfactory
Mid-Peninsula Bank	December 2001	Outstanding
Peninsula Bank of Commerce	December 2001	Satisfactory
San Jose National Bank	October 1999	Satisfactory

The regulatory agencies Cupertino National Bank and San Jose National Bank completed examinations of those institutions in December 2002. The regulatory agencies have not yet issued any reports on those examinations. Management does not expect any significant changes in these banks’ ratings.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Banks were in compliance with these requirements.

Nonbank Subsidiaries

Many of Greater Bay's nonbank subsidiaries also are subject to regulation by the Federal Reserve and other applicable federal and state agencies. Greater Bay's insurance brokerage subsidiary is subject to regulation by applicable state insurance regulatory agencies. Greater Bay's securities brokerage subsidiary is regulated by the SEC, the National Association of Securities Dealers, Inc. and state securities regulators. Other nonbank subsidiaries of Greater Bay are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Employees

At December 31, 2002, we had 1,735 full-time employees. None of the employees are covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Website

Our website address is www.gbbk.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K as soon as reasonably practicable after we file such reports with the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

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

Our financial holding company status may be revoked if we fail to implement the corrective action plan incorporated as part of our cure agreement with the Federal Reserve.

As a result of the most recent regulatory examination of Greater Bay and the Banks, Greater Bay entered into a cure agreement with the Federal Reserve requiring Greater Bay to enhance its enterprise wide risk management program. To maintain its financial holding company status, Greater Bay must complete a corrective action plan required by the cure agreement. If Greater Bay fails to complete the corrective action plan in the time the Federal Reserve permits, Greater Bay may, at its option, divest itself of its subsidiary banks or limit its activities to those permissible for a bank holding company. This could adversely affect Greater Bay’s insurance brokerage activities conducted through ABD. See “Item 1—Supervision and Regulation”. Further regulatory action by the Federal Reserve or any other regulator may adversely affect our operations and our ability to pursue our business strategy.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not primarily for the benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

Our Bay Area business focus and economic conditions in the Bay Area could adversely affect our operations.

Our Bay Area business focus could adversely affect our operations if economic conditions in the Bay Area deteriorated. Our operations are located in Northern California and concentrated primarily in Alameda, Contra

Costa, Marin, Monterey, San Francisco, San Mateo, Santa Cruz, Santa Clara and Sonoma counties, which includes the area known as the “Silicon Valley.” As a result of this geographic concentration, our results depend largely upon economic and business conditions in these areas. The economy in our market areas has exhibited weakness.

Many publicly and privately held technology firms have experienced a decline in their stock prices and valuations. At the same time, firms in the technology industry have experienced greater difficulty than in the past in obtaining capital and funding. The inability of such firms to obtain necessary capital and funding has adversely affected existing business and resulted in a slowdown in the growth of the technology industry. A prolonged or further decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations. A continued weakening in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

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

We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We may not be able to realize gains from these equity instruments in future periods due to fluctuations in the market prices of the underlying common stock of these companies. The timing and amount of income, if any, from the disposition of client warrants typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, future gains cannot be predicted and are likely to vary materially from period to period.

ITEM 2.    PROPERTIES.

We occupy our administrative offices under a lease which, including options to renew, expires in 2007. The Banks own nine of their offices and lease 70 additional offices throughout the San Francisco Bay Area. Those leases expire under various dates, including options to renew, through December 2017.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “GBBK”. The quotations shown reflect for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq.

For the period indicated	High	Low	Cash dividends declared
2002
Fourth quarter	$18.98	$13.62	$0.125
Third quarter	29.06	17.69	0.125
Second quarter	36.77	28.78	0.125
First quarter	34.63	26.04	0.115

2001
Fourth quarter	$29.73	$19.98	$0.115
Third quarter	28.45	21.30	0.115
Second quarter	27.46	21.00	0.10
First quarter	42.88	24.81	0.10

We estimate that there were approximately 3,650 common shareholders and 95 convertible preferred shareholders of record at February 7, 2003.

For information on the ability of the Banks’ to pay dividends and make loans to Greater Bay, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Liquidity and Cash Flow” and Note 24 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

Information regarding Selected Consolidated Financial Data appears on page A-1 under the caption “Selected Financial Highlights” and is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information regarding MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appears on pages A-2 through A-32 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on pages A-25 through A-29 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information regarding Financial Statements and Supplementary Data appears on A-33 through A-78 under the caption “CONSOLIDATED BALANCE SHEETS,” “CONSOLIDATED STATEMENTS OF OPERATIONS,” “CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY,” “CONSOLIDATED STATEMENTS OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We intend to file a definitive proxy statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) with the SEC within 120 days of December 31, 2002. Information regarding directors of Greater Bay will appear under the caption “DISCUSSION OF THE PROPOSALS RECOMMENDED BY THE BOARD—Proposal 1: “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers” and “—Executive Officers” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

Information regarding executive compensation will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—How We Compensate Executive Officers,” “—How We Compensate Directors,” “—Employment Contracts, Termination of Employment and Change of Control Arrangements,” “—Executive Committee’s Report on Executive Compensation,” “—Compensation Committee Interlocks and Insider Participation” and “—Performance Graph” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table summarizes information as of December 31, 2002 relating to equity compensation plans of Greater Bay pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,438,483	$22.17	2,850,791
Equity compensation plans not approved by security holders(1)	15,110	9.54	—

Total	6,453,593	22.14	2,850,791

(1)	The sole equity compensation plan not previously submitted to Greater Bay shareholders for approval is the Mt. Diablo Bancshares 1992 Stock Option Plan, as amended, which was assumed by Greater Bay in January 2000 in connection with Greater Bay’s acquisition of Mt. Diablo Bancshares and Mt. Diablo National Bank. Pursuant to this plan, options were originally available for grant to original Mt. Diablo employees, directors and organizers at no less than the fair market value of the stock subject to the option at the date of grant. As of December 31, 2002, no additional shares of Greater Bay were available for issuance under the plan.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear under the caption “INFORMATION ABOUT GREATER BAY STOCK OWNERSHIP” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure of controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1.    Financial Statements

The following documents are filed as part of this report:

2.    Financial Statement Schedules

Not applicable.

3.    Exhibits

See Item 14(c) below.

(b)    Reports on Form 8-K

During the fourth quarter of 2002, the Company filed the following Current Reports on Form 8-K: (1) December 16, 2002 (reporting under Item 5, 7, and 9 the appointment of Kenneth Shannon as Executive Vice President and Chief Risk Officer and the declaration of the fourth quarter cash dividend); (2) November 8, 2002, (reporting under Item 5, 7, and 9 Greater Bay Bancorp’s slide presentation); (3) October 16, 2002 (reporting under Item 5, 7, and 9) release of 2002 third quarter financial results and 2002 and 2003 guidance).

(c)    Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on pages 30 through 32 for exhibits filed as part of this report.

(d)    Additional Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2003.

GREATER BAY BANCORP

By	/s/ DAVID L. KALKBRENNER
David L. Kalkbrenner President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. KALKBRENNER David L. Kalkbrenner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2003

/s/ STEVEN C. SMITH Steven C. Smith	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2003

/s/ ROBERT A. ARCHER Robert A. Archer	Director	March 4, 2003

/s/ FREDERICK J. DE GROSZ Frederick J. de Grosz	Director	March 4, 2003

/s/ SUSAN B. FORD Susan B. Ford	Director	March 4, 2003

/s/ JOHN M. GATTO John M. Gatto	Director	March 4, 2003

/s/ JAMES E. JACKSON James E. Jackson	Director	March 4, 2003

/s/ STANLEY A. KANGAS Stanley A. Kangas	Director	March 4, 2003

/s/ DANIEL G. LIBARLE Daniel G. Libarle	Director	March 4, 2003

/s/ REX D. LINDSAY Rex D. Lindsay	Director	March 4, 2003

Signature	Title	Date

/s/ ARTHUR K. LUND Arthur K. Lund	Director	March 4, 2003

/s/ GEORGE M. MARCUS George M. Marcus	Director	March 4, 2003

/s/ DUNCAN L. MATTESON Duncan L. Matteson	Director	March 4, 2003

/s/ GLEN MCLAUGHLIN Glen McLaughlin	Director	March 4, 2003

/s/ LINDA R. MEIER Linda R. Meier	Director	March 4, 2003

/s/ DONALD H. SEILER Donald H. Seiler	Director	March 4, 2003

/s/ WARREN R. THOITS Warren R. Thoits	Director	March 4, 2003

/s/ JAMES C. THOMPSON James C. Thompson	Director	March 4, 2003

/s/ THADDEUS J. WHALEN, JR. Thaddeus J. Whalen, Jr.	Director	March 4, 2003

CERTIFICATION

I, David L. Kalkbrenner, certify that:

1.	I have reviewed this annual report on Form 10-K of Greater Bay Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ DAVID L. KALKBRENNER
David L. Kalkbrenner President and Chief Executive Officer

Date: March 4, 2003

CERTIFICATION

I, Steven C. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Greater Bay Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ STEVEN C. SMITH
Steven C. Smith Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: March 4, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit
2

Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 11, 2002, by and among Greater Bay Bancorp, ABD Insurance and Financial Services, ABD Acquisition Corp. and Alburger Basso deGrosz Insurance Services Inc. (16)

3.1	Articles of Incorporation of Greater Bay Bancorp, as amended and restated (1)

3.2	Bylaws of Greater Bay Bancorp, as amended and restated (15)

3.3	Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to Exhibit 4.1 hereto)

3.4	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (17)

4.1	Rights Agreement (2)

4.2	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock of the Registrant (See Exhibit 4.1 hereto)

4.3	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (See Exhibit 3.4 hereto)

4.4	Indenture dated as of April 24, 2002 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (18)

4.5	Form of Zero Coupon Senior Convertible Contingent Debt Securities (CODES) due 2002 (included in Exhibit 4.30) (18)

4.6	Resale Registration Rights Agreement among Greater Bay Bancorp, Lehman Brothers Inc. and Sandler O’Neill & Partners, L.P. dated as of April 24, 2002 (18)

4.7	Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (5)

4.8	Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (5)

4.9	Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (5)

4.10	Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust Company dated as of November 27, 1998 (4)

4.11	Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000 (6)

4.12	Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as Trustee (6)

4.13	Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as Trustee (6)

4.14	Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (7)

4.15	Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (7)

4.16	Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (7)

4.17	Capital Securities Guarantee Agreement, dated as of November 20, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (1)

Exhibit No.	Exhibit
4.18	Form of Amended and Restated Declaration of Trust of GBB Capital V (8)

4.19	Form of Indenture between Greater Bay Bancorp and Wilmington Trust Company, as trustee (8)

4.20	Form of Capital Securities Guarantee Agreement (8)

4.21	Form of Common Securities Guarantee Agreement (8)

4.22	Amended and Restated Declaration of Trust of GBB Capital VI dated July 16, 2001 (8)

4.23	Indenture, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (8)

4.24	Guarantee Agreement, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (8)

4.25	Amended and Restated Declaration of Trust of GBB Capital VII, dated as of April 10, 2002 (19)

4.26	Indenture, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company as Trustee (19)

4.27	Guarantee Agreement, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as Guarantee Trustee (19)

10.1 (a)	Employment Agreement with David L. Kalkbrenner, dated as of January 1, 1999 (9) (10)

10.1 (b)	Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated as of December 11, 2000 (1) (9)

10.2	Employment Agreement with Byron Scordelis, dated March 26, 2001, effective as of May 15, 2001 (9) (11)

10.3	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between Greater Bay Bancorp and David L. Kalkbrenner (9) (10)

10.4	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between Mid-Peninsula Bank and Susan K. Black (9) (10)

10.5	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between Cupertino National Bank and David R. Hood (9) (10)

10.6	Employee Supplemental Compensation Benefits Agreement, dated as of April 6, 1998, between Greater Bay Bancorp and Gregg A. Johnson (9) (10)

10.7	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between Greater Bay Bancorp and Steven C. Smith (9) (10)

10.8	Greater Bay Bancorp 401(k) Profit Sharing Plan (9) (15)

10.9	Greater Bay Bancorp Employee Stock Purchase Plan, as amended (9) (20)

10.10	Greater Bay Bancorp Change in Control Pay Plan I, as amended and restated (9)

10.11	Greater Bay Bancorp Change in Control Pay Plan II, as amended and restated (9)

10.12	Greater Bay Bancorp Termination and Layoff Pay Plan I (9) (12)

10.13(a)	Greater Bay Bancorp Termination and Layoff Pay Plan II (9) (12)

10.13(b)	Amendment No. 1 to Greater Bay Bancorp Termination and Layoff Pay Plan II (9) (13)

10.14	Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (1) (9)

10.15	Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan (9) (14)

Exhibit No.	Exhibit
10.16	Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers (3)

10.17(a)	Term Loan and Security Agreement between Greater Bay Bancorp and US Bank, N.A. dated July 31, 2002, and form of Promissory Note

10.17(b)	First Amendment to Term Loan and Security Agreement between Greater Bay Bancorp and US Bank, N.A. dated December 16, 2002

10.18(a)	364 Day Revolving Credit Agreement among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association, dated as of December 16, 2002 and form of Promissory Note

10.18(b)	Pledge Agreement between Greater Bay Bancorp and Wells Fargo Bank, dated as of December 16, 2002

10.18(c)

Amendment No. 1 to Credit Agreement, dated as of March 3, 2003, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association, including form of Security Agreement

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

1.	Incorporated by reference from Greater Bay Bancorp’s 2000 Annual Report on Form 10-K filed with the SEC on February 1, 2001
2.	Incorporated by reference from Greater Bay Bancorp's Form 8-A12G filed with the SEC on November 25, 1998
3.	Incorporated by reference from Greater Bay Bancorp's Current Report on Form 8-K dated June 5, 1997
4.	Incorporated by reference from Greater Bay Bancorp’s 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999
5.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on August 28, 1998
6.	Incorporated herein by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000
7.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000
8.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File Nos. 333-65772 and 333-65772-01) filed with the SEC on July 25, 2001
9.	Represents executive compensation plans and arrangements of Greater Bay Bancorp
10.	Incorporated by reference from Greater Bay Bancorp’s 1999 Annual Report on Form 10-K filed with the SEC on January 31, 2000
11.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2001
12.	Incorporated by reference from Greater Bay Bancorp's Annual Report on Form 10-K filed with the SEC on March 31, 1998
13.	Incorporated by reference from Greater Bay Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 4, 1999
14.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-8 (File No. 333-76004) filed with the SEC on December 27, 2001

15.	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on February 15, 2002
16.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 24, 2002
17.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
18.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File No. 33-96909) filed with the SEC on July 22, 2002
19.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2002
20.	Incorporated by reference from Greater Bay Bancorp’s Form S-8 (File No. 33-98943) filed with the SEC on August 29, 2002

SELECTED FINANCIAL INFORMATION

The following table represents the selected financial information at and for the five years ended December 31, 2002:

	2002	2001	2000*	1999*	1998*
	(Dollars in thousands, except per share amounts)
Statement of Operations Data
Interest income	$505,412	$507,241	$423,639	$298,634	$244,269
Interest expense	159,418	199,956	165,892	110,710	90,219

Net interest income	345,994	307,285	257,747	187,924	154,050
Provision for loan losses	59,776	54,727	28,821	14,901	8,715

Net interest income after provision for loan losses	286,218	252,558	228,926	173,023	145,335
Non-interest income(1)	155,510	44,842	47,131	44,845	23,765
Operating expenses(1)	245,401	191,116	165,228	140,106	104,669

Income before income tax expense	196,327	106,284	110,829	77,762	64,431
Income tax expense	72,053	26,468	43,665	26,461	23,158

Net income	$124,274	$79,816	$67,164	$51,301	$41,273

Per Share Data(2)
Net income per common share
Basic	$2.35	$1.61	$1.40	$1.15	$0.95
Diluted	2.30	1.57	1.33	1.09	0.88
Cash dividends per common share(3)	0.49	0.43	0.35	0.24	0.19
Book value per common share	11.64	9.31	7.92	6.63	5.73
Common shares outstanding at year end	51,577,795	49,831,682	48,748,713	46,174,308	43,876,750
Average common shares outstanding	51,056,000	49,498,000	47,899,000	44,599,000	43,664,000
Average common and common equivalent shares outstanding	54,135,000	50,940,000	50,519,000	47,078,000	46,741,000

Performance Ratios
Return on average assets	1.50%	1.18%	1.34%	1.33%	1.36%
Return on average shareholders’ equity	20.29%	17.77%	19.21%	18.92%	17.69%
Net interest margin	4.54%	4.86%	5.56%	5.29%	5.50%
Dividend payout ratio(3)	23.61%	27.88%	27.82%	20.80%	20.93%
Equity to assets ratio	8.43%	5.89%	6.63%	7.11%	7.50%

Balance Sheet Data—At Period End
Assets	$8,075,727	$7,877,054	$5,818,155	$4,304,811	$3,351,982
Loans, net	4,791,160	4,370,977	3,973,329	2,813,329	2,070,607
Investment securities	2,562,986	2,970,630	1,091,064	863,590	754,035
Deposits	5,272,273	4,990,071	4,750,404	3,736,621	2,869,341
Borrowings	1,737,243	2,095,896	463,267	150,577	135,095
Trust Preferred Securities	204,000	218,000	99,500	49,000	49,000
Preferred stock of real estate investment trust subsidiaries of the Banks	15,650	15,000	—	—	—
Convertible preferred stock	80,900	—	—	—	—
Common shareholders’ equity	600,159	463,684	385,948	306,114	251,436

Asset Quality Ratios
Nonperforming assets** to total loans and other real estate owned	0.80%	0.69%	0.32%	0.26%	0.25%
Nonperforming assets** to total assets	0.47%	0.39%	0.22%	0.17%	0.15%
Allowance for loan losses to total loans	2.70%	2.77%	2.24%	1.89%	1.82%
Allowance for loan losses to nonperforming assets**	339.77%	402.79%	702.37%	762.84%	917.04%
Net charge-offs to average loans	1.19%	0.59%	0.33%	0.07%	0.11%

Regulatory Capital Ratios
Leverage Ratio	8.61%	8.01%	8.79%	8.32%	8.36%
Tier 1 Capital	11.71%	10.49%	9.57%	9.92%	10.86%
Total Capital	12.97%	12.79%	10.87%	11.23%	12.66%

*	Restated on a historical basis to reflect the mergers described in notes 1 and 2 of the Company’s annual report on a pooling-of-interest basis.
**	Excludes accruing loans past due 90 days or more and restructured loans.
(1)	As a result of the ABD acquisition in March 2002, our 2002 results included insurance agency commissions and fees totaling $88.5 million and operating expenses totaling $73.6 million. There were no such insurance agency commissions and fees or expenses for prior years.
(2)	Restated to reflect 2-for-1 stock split effective as of April 30,1998 and the 2-for-1 stock split effective as of October 4, 2000.
(3)	Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay’s subsidiaries prior to the completion of their mergers with Greater Bay.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

Greater Bay Bancorp (“Greater Bay”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

In addition to these divisions, we have the following subsidiaries which issued trust preferred securities and purchased Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNB Investment Trust I (“CNBIT I”), CNB Investment Trust II (“CNBIT II”), MPB Investment Trust (“MPBIT”), and SJNB Investment Trust (“SJNBIT”), all of which are Maryland real estate investment trusts and wholly owned subsidiaries of Cupertino National Bank, Mid-Peninsula Bank, and San Jose National Bank, respectively. These entities were formed in order to provide flexibility in raising capital.

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

We have participated in eight acquisitions during the three-year period ended December 31, 2002, as described in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. With the exception of the acquisitions of The Matsco Companies, Inc., CAPCO, and ABD, all of these acquisitions were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to such acquisitions has been restated as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions with The Matsco Companies, Inc., CAPCO, and ABD were accounted for using the purchase accounting method and, accordingly, their results of operations have been included in the consolidated financial statements since the dates of acquisition.

All outstanding and weighted average share amounts presented in this report have been restated to reflect the 2-for-1 stock splits effective as of April 30, 1998 and as of October 4, 2000.

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with the information under “Selected Financial Information” and our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the annual report on

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Form 10-K for the year ended December 31, 2002 under ITEM 1. “BUSINESS—Factors That May Affect Future Results of Operations”.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

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

Available for Sale Securities

The fair value of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and the expected returns on the bank owned life insurance policies used to fund those agreements. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

Results of Operations

The following table summarizes net income, earnings per share and key financial ratios for the periods indicated using key measurements. These measurements are based on our net income, as reported on the face of our financial statements that are prepared in accordance with generally accepted accounting principles.

	Net income
	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
	(Dollars in thousands, except per share amounts)
Net income	$124,274	$79,816	$67,164
Earnings per common share:
Basic	$2.35	$1.61	$1.40
Diluted	$2.30	$1.57	$1.33
Return on average assets	1.50%	1.18%	1.34%
Return on average shareholders’ equity	20.29%	17.77%	19.21%

Net income for 2002 increased 55.7% to $124.3 million, or $2.30 per diluted share, compared to net income of $79.8 million, or $1.57 per diluted share, for 2001.

The 55.7% increase in net income during 2002 as compared to 2001 was primarily the result of significant growth in average loans and investments and insurance agency commissions and fees resulting from the acquisition of ABD in March 2002 and absence of merger and other related costs, and was partially offset by a decrease in our net yield on interest earning assets and increases in our operating expenses. For 2002, net interest income increased 12.6% as compared to 2001. This increase was primarily due to a 20.4% increase in average interest-earning assets for 2002 as compared to 2001. Increases in operating expenses were required due to the acquisition of ABD and, to a lesser degree, to service and support our growth. Also, our 2002 results has $0 in merger and other related costs, as compared to $29.2 million ($17.6 million, net of taxes) in 2001. As a result, increases in revenue were partially offset for 2002 by a 28.4% increase in operating expenses, as compared to 2001.

Net income for 2001 increased 18.8% to $79.8 million, or $1.57 per diluted share, compared to net income of $67.2 million, or $1.33 per diluted share, for 2000.

The 18.8% increase in net income during 2001 as compared to 2000 was also primarily the result of significant growth in loans and investments. For 2001, net interest income increased 19.2% as compared to 2000. This increase was primarily due to a 36.4% increase in average interest-earning assets for 2001 as compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

2000. The increases in loans, trust assets and deposits also contributed to the 8.5% increase in loan and international banking fees, service charges and other fees, and trust fees. Increases in operating expenses were required to service and support our growth. As a result, increases in revenue were partially offset for 2001 by a 15.7% increase in operating expenses, as compared to 2000. Results for 2001 included warrant income of $581,000 ($337,000, net of taxes) compared to $13.0 million ($7.6 million, net of taxes) during 2000. In addition, 2001 results included merger and other related costs of $29.2 million ($17.6 million, net of taxes) compared to $33.5 million ($21.9 million, net of taxes) in 2000.

Net Interest Income—Overview

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use on balance sheet matching techniques and, to a very limited extent, derivatives to manage IRR. Two years ago, our balance sheet had substantial IRR in a falling rate environment, as the majority of our loans had interest rates tied to the prime rate. Interest rates on those loans move downward immediately upon a market interest rate decrease, compared to our interest-bearing liabilities, which did not reprice as quickly, nor did they reprice to the same levels, as the interest rate sensitive loans. At that time, we initiated a program to shift the funding source for our specialty finance businesses, which consist of the CAPCO, Corporate Finance, Matsco and Pacific Business Funding divisions, from a core deposit base to a wholesale funding strategy. This funding shift corresponded with our original strategy for financing these niche specialty finance businesses. This strategy also changed our balance sheet to a more leveraged position that was designed to protect our net interest income in a declining interest rate environment.

Over the course of the last 24 months, interest rates have declined as reflected by the fed funds rate that has declined by over 525 basis points. The impact of the rapid decline in rates was substantially mitigated by our IRR strategy, while also protecting our net interest income. For 2002, our net interest margin declined 32 basis points from the net interest margin for 2001.

While in the short term market rates may continue to decline, we anticipate interest rates will rise in the future and believe we will benefit from a more asset-sensitive balance sheet over the next two to three years. To take advantage of this opportunity, we began a process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings in the latter part of 2002. This de-leveraging strategy seeks to capture value on securities where prepayments are accelerating and to create a more asset-sensitive balance sheet by using investment cash flows to repay borrowings rather than be reinvested. In the short-term, we anticipate that increased core deposit and loan growth will mitigate loss of net interest income. However, even if core growth does not completely offset the net interest income shortfall in the short term, we believe this strategy will position us to take advantage of a rising rate environment with an asset-sensitive balance sheet. We will continue this process in 2003, with a target of approximately $2.0 billion for our investment securities portfolio, a reduction of $1.2 billion, or 37%, from its peak in early 2002. While $2.0 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate assets could change the ultimate portfolio size and composition.

Net Interest Income

Net interest income increased 12.6% to $346.0 million in 2002 from $307.3 million in 2001. This increase was primarily due to the $1.3 billion, or 20.4%, increase in average interest-earning assets which was partially offset by a 32 basis point decrease in our net yield on interest-earning assets.

Net interest income increased 19.2% in 2001 from $257.7 million in 2000. This increase was primarily due to the $1.7 billion, or 36.4%, increase in average interest-earning assets and was partially offset by a 70 basis point decrease in our net yield on interest-earning assets.

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

	Years ended December 31,
	2002			2001			2000
	Average balance(1)	Interest	Average yield/rate	Average balance(1)	Interest	Average yield/rate	Average balance(1)	Interest	Average yield/rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$87,204	$2,532	2.90%	$91,139	$3,660	4.02%	$214,133	$13,080	6.11%
Other short term securities	17,562	913	5.20%	1,389	84	6.05%	44,841	2,978	6.64%
Investment securities:
Taxable	2,811,890	161,269	5.74%	1,780,194	120,491	6.77%	871,627	62,250	7.14%
Tax-exempt(2)	124,540	6,032	4.84%	184,897	7,455	4.03%	185,879	9,632	5.18%
Loans(3)	4,580,154	334,666	7.31%	4,270,878	375,551	8.79%	3,321,682	335,699	10.11%

Total interest-earning assets	7,621,350	505,412	6.63%	6,328,497	507,241	8.02%	4,638,162	423,639	9.13%
Noninterest-earning assets	663,890			418,216			372,575

Total assets	$8,285,240	505,412		$6,746,713	507,241		$5,010,737	423,639

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,573,098	38,025	1.48%	$2,331,147	64,860	2.78%	$2,346,598	91,643	3.91%
Time deposits over $100,000	548,968	13,925	2.54%	697,806	31,277	4.48%	780,505	43,101	5.52%
Other time deposits	1,235,711	30,797	2.49%	814,808	36,517	4.48%	214,634	11,525	5.37%

Total interest-bearing deposits	4,357,777	82,747	1.90%	3,843,761	132,654	3.45%	3,341,737	146,269	4.38%
Borrowings	1,993,488	58,503	2.93%	1,225,036	53,577	4.37%	192,728	11,781	6.11%
Trust Preferred Securities	212,712	18,168	8.54%	142,093	13,725	9.66%	81,913	7,842	9.57%

Total interest-bearing liabilities	6,563,977	159,418	2.43%	5,210,890	199,956	3.84%	3,616,378	165,892	4.59%
Noninterest-bearing deposits	951,538			976,666			965,131
Other noninterest-bearing liabilities	141,777			109,906			79,529

Shareholders’ equity	627,948			449,251			349,699

Total shareholders’ equity and liabilities	$8,285,240	159,418		$6,746,713	199,956		$5,010,737	165,892

Net interest income		$345,994			$307,285			$257,747

Including Trust Preferred Securities
Interest rate spread			4.20%			4.18%			4.55%
Contribution of interest-free funds			0.34%			0.68%			1.01%

Net yield on interest-earning assets(4)			4.54%			4.86%			5.56%

Excluding Trust Preferred Securities
Interest rate spread			4.41%			4.34%			4.66%
Contribution of interest-free funds			0.37%			0.73%			1.06%

Net yield on interest-earning assets(4)			4.78%			5.07%			5.73%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.23% and 5.80% for the years ended December 31, 2002 and 2001, respectively, using the federal statutory rate of 35%.
(3)	Loan fees amortization totaling $6.1 million and $11.1 million is included in loan interest income for 2002 and 2001, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in average asset and liability balances (“volume”) and changes in average interest rates (“rate”). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.

	Year ended December 31, 2002 compared with December 31, 2001 favorable / (unfavorable)			Year ended December 31, 2001 compared with December 31, 2000 favorable / (unfavorable)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(152)	$(976)	$(1,128)	$(5,901)	$(3,519)	$(9,420)
Other short term investments	843	(14)	829	(2,650)	(244)	(2,894)
Investment securities:
Taxable	61,393	(20,615)	40,778	61,658	(3,417)	58,241
Tax-exempt	(2,736)	1,313	(1,423)	(51)	(2,126)	(2,177)
Loans	25,817	(66,702)	(40,885)	87,361	(47,509)	39,852

Total interest income	85,163	(86,992)	(1,829)	140,419	(56,817)	83,602

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(6,160)	32,995	26,835	600	26,183	26,783
Time deposits over $100,000	5,717	11,635	17,352	4,257	7,567	11,824
Other time deposits	(14,360)	20,080	5,720	(27,196)	2,204	(24,992)

Total interest-bearing deposits	(14,803)	64,710	49,907	(22,339)	35,954	13,615
Other borrowings	(26,356)	21,430	(4,926)	(46,054)	4,258	(41,796)
Trust Preferred Securities	(6,181)	1,738	(4,443)	(5,812)	(71)	(5,883)

Total interest expense	(47,339)	87,877	40,538	(74,205)	40,141	(34,064)

Net increase (decrease) in net interest income	$37,824	$885	$38,709	$66,214	$(16,676)	$49,538

Interest income in 2002 decreased 0.3% or $1.8 million to $505.4 million from $507.2 million in 2001. This was primarily due to the decline in interest rates offset by an increase in interest-earning assets. Loans increased as a result of business development efforts by our relationship managers. Investment securities increased as a result of our IRR strategy described above. Average interest-earning assets increased $1.3 billion, or 20.4%, to $7.6 billion in 2002, compared to $6.3 billion in 2001. Average loans increased $309.3 million, or 7.2%, to $4.6 billion in 2002 from $4.3 billion in 2001. Average investment securities, Federal funds sold and other short-term securities, increased 47.8% to $3.0 billion in 2002 from $2.1 billion in 2001. Loans represented approximately 60.1% of total interest-earning assets in 2002 compared to 67.5% in 2001.

The average yield on interest-earning assets decreased 139 basis points to 6.63% in 2002 from 8.02% in 2001 primarily reflecting the 525 basis points decline in the fed funds rate during 2002 and 2001. The average yield on loans decreased 148 basis points to 7.31% in 2002 from 8.79% in 2001.

Interest expense in 2002 decreased 20.3%, or $40.5 million, to $159.4 million from $200.0 million in 2001, reflecting the decline in interest rates. Average interest-bearing liabilities increased 26.0% to $6.6 billion in 2002 from $5.2 billion in 2001. The increase was due primarily to the increase in wholesale funding resulting from our IRR strategy and short-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

During 2002, average noninterest-bearing deposits decreased to $951.5 million from $976.7 million in 2001.

As a result of the foregoing, our interest rate spread increased to 4.20% in 2002 from 4.18% in 2001, and the net yield on interest-earning assets decreased in 2002 to 4.54% from 4.86% in 2001.

Interest income increased 19.7% to $507.2 million in 2001 from $423.6 million in 2000. This was primarily due to the significant increase in loans and investment securities. Loans increased as a result of significant business development efforts by our relationship managers. Investment securities increased as a result of our IRR strategy. Average interest-earning assets increased $1.7 billion, or 36.4% to $6.3 billion in 2001 from $4.6 billion in 2000. Average investment securities, Federal funds sold and other short-term securities, increased 56.3% to $2.1 billion in 2001 from $1.3 billion in 2000. Loans represented approximately 67.5% of total interest-earning assets in 2001 compared to 71.6% in 2000.

The average yield on interest-earning assets decreased 111 basis points to 8.02% in 2001 from 9.13% in 2000, primarily reflecting the 475 basis points decline in the fed funds rate during the year. The average yield on loans decreased 132 basis points to 8.79% in 2001 from 10.11% in 2000.

Interest expense in 2001 increased 20.5% to $200.0 million from $165.9 million in 2000 primarily as a result of the increase in the volume of interest-bearing liabilities which was partially offset by the rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased 44.1% to $5.2 billion in 2001 from $3.6 billion in 2000. The increase was due primarily to the increase in wholesale funding resulting from our IRR strategy, short-term borrowings, and Trust Preferred Securities.

During 2001, average noninterest-bearing deposits increased to $976.7 million from $965.1 million in 2000.

As a result of the foregoing, our interest rate spread decreased to 4.18% in 2001 from 4.55% in 2000 and the net yield on interest-earning assets decreased to 4.86% in 2001 from 5.56% in 2000.

We incurred certain client service expenses with respect to our noninterest-bearing liabilities. These expenses include courier and armored car services, check supplies and other related items that are included in operating expenses. If these expenses had been included in interest expense, our net yield on interest-earning assets would have been as follows for each of the years presented.

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Average noninterest-bearing demand deposits	$951,538	$976,666	$965,131
Client service expenses	2,117	2,965	2,694
Client service expenses, as a percentage of average noninterest-bearing demand deposits	0.22%	0.30%	0.28%
Impact on net yield on interest-earning assets:
Net yield on interest-earning assets	4.54%	4.86%	5.56%
Impact of client service expense	(0.03)%	(0.05)%	(0.06)%

Adjusted net yield on interest-earning assets	4.51%	4.81%	5.50%

The impact on the net yield on interest-earning assets is determined by offsetting net interest income by the cost of client service expenses, which reduces the yield on interest-earning assets. The cost for client service expenses reflects our efforts to control our interest expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Provision for Loan Losses

The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

The provision for loan losses in 2002 was $59.8 million, compared to $58.2 million in 2001 and $36.9 million in 2000. The provision for 2001 and 2000 also includes $3.5 million and $8.1 million, respectively, to conform to our allowance methodologies which are included in mergers and other related costs. There was no provision related to our ABD acquisition in 2002. The increase in the provision for loan losses was due to several factors including increases in loan charge-offs, the adequacy of our allowance for loan losses and our levels of non-performing assets. For further information on the allowance for loan losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan losses, see “FINANCIAL CONDITION—Nonperforming Assets” and “FINANCIAL CONDITION—Allowance for Loan Losses”.

Non-Interest Income

Total non-interest income increased to $155.5 million in 2002, compared to $44.8 million in 2001 and $47.1 million in 2000. The following table sets forth information by category of non-interest income for the years indicated.

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Insurance agency commissions and fees	$88,515	$—	$—
Gain (loss) on investments, net	12,058	6,304	(521)
Service charges and other fees	11,147	10,602	9,661
Loan and international banking fees	9,233	8,856	8,162
Gain on early retirement of CODES	8,375	—	—
Gain on sale of loans	4,754	3,241	2,190
Trust fees	3,566	3,610	3,450
ATM network revenue	2,414	2,887	2,891
Warrant income	(89)	581	12,986
Other income	15,537	8,761	8,312

Total non-interest income	$155,510	$44,842	$47,131

The increase in non-interest income in 2002 as compared to 2001 resulted primarily from increases in insurance agency commissions and fees, gain on sale of investments, net, gain on early retirement of Zero Coupon Senior Convertible Contingent Debt Securities (the “CODES”), other income, and gain on sale of loans. The decrease in non-interest income in 2001 as compared to 2000 resulted primarily from the decline in warrant income. This decline was offset by the increase in the gain on sale of investments, service charges and other fees, gain on sale of loans, and loan and international banking fees. The increases in service charges and other fees and loan and international banking fees were a result of growth in our loan portfolio and fee-based deposit products and services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

As a result of the ABD acquisition in March 2002, our 2002 results included insurance agency commissions and fees totaling $88.5 million. There were no such insurance agency commissions and fees for 2001 or 2000.

During 2002, we recorded a $12.1 million gain on sale of investments, compared to a $6.3 million gain for 2001, and a $521,000 loss in 2000. The gain on sale of investments in 2002 was primarily the result of sales undertaken to de-leverage the balance sheet by reducing the investment portfolio and in anticipation of forthcoming increases in prepayment rates. During 2001, we consolidated the investment portfolios of our subsidiary banks (see “FINANCIAL CONDITION—Investment Securities” below for further details). As a result of this program, we liquidated a number of our smaller investment positions. Also, the gain on sale of investments for 2002 and 2001 includes a $2.2 million loss and $636,000 gain, respectively, recognized on derivative instruments marked to market through earnings as well as hedging ineffectiveness in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). These derivative instruments had previously been treated as interest rate hedges and the unrealized gains and losses on those instruments had been included in other comprehensive income.

During 2002, we retired 63.8% of the CODES that we issued earlier in 2002 which resulted in a gain of $8.4 million. We retired these securities to take advantage of a unique market situation which allowed us to retire them at a substantial discount, thus relieving us of the put obligation in April 2004. As a result of this put obligation, there was a high probability that we would have been required to repay these CODES at par at that time. This opportunity, coupled with the availability of cash resulting from sale of investment securities, made the retirement of these CODES an attractive opportunity to add value for our shareholders.

During 2002, we recorded a $4.8 million gain on sale of loans, compared to $3.2 million for 2001 and $2.2 million for 2000. Of the 2002 gain, $2.6 million relates to the sale of $23.5 million of Matsco’s loan production. Of the 2001 gain, $1.2 million relates to the sale of $15.0 million of Matsco’s loan production. There were no sales of Matsco’s loan production for 2000. The remaining gain on sale of loans relates to the sale of SBA loans. The gain on sale of SBA loans decreased slightly from $2.2 million during 2000, as compared to $2.0 million during 2001 and $2.1 million during 2002.

During 2002, our trust fees declined $44,000 as compared to 2001. The decline was a result of a decrease in assets under management by the Greater Bay Trust Company, which were $607.2 million at December 31, 2002 as compared to $629.7 million at December 31, 2001. The decline in assets was a result of investment losses outpacing cash inflows from clients.

During 2002, we recorded a warrant loss of $89,000, net of related employee incentives of $23,000, as compared to warrant income of $581,000 in 2001 and $13.0 million in 2000 net of related employee incentives of $249,000 and $4.5 million, respectively. At December 31, 2002, we held approximately 122 warrant positions. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depends upon factors beyond our control, and cannot be predicted with any degree of accuracy and is likely to vary materially from period to period.

Other income included a gain of $3.1 million in 2002 and $2.1 million in 2001 on an agreement with a borrower which entitled us to receive additional income based upon any increase in that borrower’s stock valuation between specific dates. This $5.2 million was realized in cash during 2002. There was no such other income during 2000. Other income also includes $6.1 million in appreciation of the cash surrender values on bank-owned life insurance policies during 2002, as compared to $4.1 million during 2001 and $3.2 million during 2000. Other income in 2000 includes $2.1 million in appreciation recognized on the conversion of equity securities received in the settlement of a loan into a publicly-traded equity security.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Expenses

The following table sets forth the major components of operating expenses for the years indicated.

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Compensation and benefits	$148,724	$89,699	$73,966
Occupancy and equipment	39,365	27,756	23,192
Legal and other professional fees	8,901	7,839	5,345
Amortization of intangibles	5,520	1,408	439
Client service expenses	2,117	2,965	2,694
Dividends paid on real estate investment trusts	1,814	—	—
FDIC insurance and regulatory assessments	1,780	1,762	1,472
Trust Preferred Securities early retirement expense	975	—	—
Contribution to the Greater Bay Bancorp Foundation and related expenses	479	—	—
Expenses on other real estate owned	139	—	56
Merger and other related costs	—	29,249	33,526
Other	35,587	30,438	24,538

Total operating expenses	$245,401	$191,116	$165,228

Efficiency ratio	48.93%	54.27%	54.19%
Total operating expenses to average assets	2.96%	2.83%	3.30%

Operating expenses totaled $245.4 million for 2002, compared to $191.1 million for 2001 and $165.2 million for 2000. The ratio of operating expenses to average assets was 2.96% in 2002, 2.83% in 2001, and 3.30% in 2000. Operating expenses increased $54.3 million during 2002 as compared to 2001. This increase was primarily due to including ABD’s operating expenses in our results commencing with its acquisition in March 2002. Additional increases in operating expenses reflected the increases in amortization of intangibles, dividends paid on the real estate investment trusts, the Trust Preferred Securities early retirement expenses and an increase in general operating expenses to accommodate our growth. The increases in operating expenses during 2002 were net of approximately $5.0 million in reductions to accrual estimates to reflect the current economic environment and the actual expenses anticipated to be paid which were recorded during the fourth quarter. These increases were partially offset by a $29.2 million decrease in merger and other related costs. The increase in operating expenses in 2001 as compared to 2000 was also primarily as a result of additional expenses incurred to accommodate our growth. The additions of Matsco and CAPCO in our results were also a contributing factor to the increase in 2001.

We computed the efficiency ratio by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for 2002 was 48.93%, compared to 54.27% in 2001 and 54.19% in 2000.

Operating expenses for ABD during 2002 were $73.6 million. Excluding ABD’s operating expenses, our total operating expenses to average assets ratio would have been 2.12% during 2002.

Compensation and benefits expenses increased in 2002 to $148.7 million, compared to $89.7 million in 2001 and $74.0 million in 2000. Of the increase, $53.3 million was due to the ABD acquisition. Additional increases were a result of additions in personnel made in 2002 and 2001 to accommodate our growth. As a result of our substantial growth, we anticipate hiring additional personnel and committing additional resources to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

enhance our compliance and enterprise-wide risk management programs and processes during 2003. These additions to staff and systems will result in increases to salary and other expense over the next several quarters.

Occupancy and equipment expenses increased in 2002 to $39.4 million, compared to $27.8 million in 2001 and $23.2 million in 2000. The ABD acquisition accounts for $7.5 million of the increase during 2002. Additional increases were a result of our growth.

During 2002, legal and other professional fees increased to $8.9 million, compared to $7.8 million in 2001 and $5.3 million for 2000. This increase relates to our growth and ongoing projects designed to improve efficiency and the enhancement of our risk management.

Our amortization of intangibles totaled $5.5 million for 2002, compared to $1.4 million for 2001 and $439,000 for 2000. The amortization for 2002 primarily relates to expirations representing ABD’s book of business recorded in connection with the ABD acquisition. Amortization for 2001 and 2000 relates primarily to the amortization of a core deposit intangible. We estimate amortization of other intangible assets for 2003 through 2007 will range from $5.0 million and $6.5 million annually.

The expense for dividends on the preferred stock of the real estate investment trusts was $1.8 million for 2002, compared to $0 for 2001 and 2000. The increase reflects the issuance of $15.6 million in the preferred stock of CNB Investment Trust II in 2002.

During 2002, we incurred $975,000 in trust preferred securities early retirement expense as a result of the retirement of those securities.

During 1998, Greater Bay established the Greater Bay Bancorp Foundation (the “Foundation”). The Foundation was formed to provide a vehicle through which its officers and directors can provide support to the communities in which we do business. The Foundation focuses its support on initiatives related to education, health and economic growth. In support of the Foundation, we will periodically contribute appreciated securities to the Foundation. During 2002, these contributions resulted in the deduction of $479,000 in donation expense. In connection with this contribution, we recognized $479,000 of warrant income and a $262,000 tax benefit resulting from the contribution of appreciated securities. No such contributions were made during 2001 and 2000.

Merger and other related costs include the direct expense related to pooling-of-interests merger transactions completed and are comprised of financial advisory and professional fees, charges to conform accounting practices and other costs, including expenses related to employee severance, retention and the vesting of certain benefit plans. See Note 16 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more detail.

Income Taxes

Our effective income tax rate for 2002 was 36.7%, compared to 24.9% in 2001 and 39.4% in 2000. The effective rates were lower than the statutory rate of 42% due to benefits regarding the California bad debt deduction, California enterprise zone interest income exclusion, and tax-exempt income on municipal securities, and in 2001, the realization of certain capital losses for tax purposes on the formation of CNB Investment Trust II. During 2002, California made changes to its tax laws applicable to banks and, effective January 1, 2002, requires banks, in lieu of using a reserve method, to deduct actual charge-offs net of recoveries in determining their California taxable income. Banks must include in taxable income 50 percent of their existing bad debt reserves at the end of 2001. As a concession, recapture of 50 percent of the reserve is not required to be recaptured in the current or future years and, as a result, we recognized a permanent tax benefit of approximately $1.5 million in 2002. See Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information on our income tax provision.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Income of Business Segments

We are organized along community banking and insurance brokerage services business segments. The net income before income taxes for the community banking business segment was $247.3 million in 2002, $180.0 million in 2001 and $183.2 million in 2000. The net income before income taxes for the insurance brokerage services business segment was $15.8 million for the year ended December 31, 2002. There was no such income during 2001 and 2000. For additional information regarding our results by business segment see Note 26 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FINANCIAL CONDITION

Total assets increased 2.5% to $8.1 billion at December 31, 2002, compared to $7.9 billion at December 31, 2001. Total assets increased 35.4% in 2001 from $5.8 billion at December 31, 2000. The increase in 2002 was due to increases in the loan portfolio that we funded through deposit growth, principally in wholesale funding, and retained earnings.

Investment Securities

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

For the amortized cost and estimated fair value of the investment securities, the maturity of investment securities by security type and additional information concerning the investments portfolio, see Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Investment securities decreased 13.3% to $2.6 billion at December 31, 2002, compared to $3.0 billion at December 31, 2001. As previously discussed, we commenced a process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings during 2002. This de-leveraging strategy seeks to capture value on securities where prepayments are accelerating. We will continue this process in 2003, with an estimated $2 billion target for our investment securities portfolio, a reduction of $1.2 billion, or 37%, from its peak in early 2002. While $2.0 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate investment securities could change the ultimate size and composition of the portfolio.

During 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and when transferred the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes). Although we intend to continue to hold a majority of our debt securities to maturity, we transferred the securities to increase our flexibility in responding to future economic changes and to increase efficiency in managing our investment portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $107.1 million for a gain of $5.5 million.

During 2001, we also reduced the number of positions in our subsidiary banks’ investment portfolios, and therefore liquidated a number of our smaller investment positions. We reduced the number of positions to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

improve our operating efficiencies and the overall yield in our portfolio. During 2001, we sold securities with an amortized cost of $262.9 million for a recognized gain of $6.3 million. In total, these sales resulted in an insignificant reduction in the yield on our investment portfolio despite the declining interest rate environment.

At December 31, 2002, $2.0 billion, or 78.1%, of our total investment securities were invested in mortgage and asset-backed securities, as compared to $2.6 million, or 89.8% at December 31, 2001. Although the stated maturity of these securities is as long as 30 years into the future, due to periodic principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three and a half years.

Loans

Total gross loans increased 6.6% to $4.8 billion at December 31, 2002, compared to $4.5 billion at December 31, 2001. Total gross loans increased 10.1% in 2001 from $4.1 billion at year-end 2000.

Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. While no specific industry concentration is considered significant, our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ abilities to repay their loans, reduce the demand for loans and decrease our net interest margin.

During 2002, the commercial loan portfolio increased $158.1 million and term commercial real estate loans and other real estate loans increased $208.5 million. The growth was offset by a decline of $33.1 million in construction and land loans and $38.2 million in consumer and other loans. During the recent economic downturn, we have seen super regional and money center banks decide not to serve certain market segments, including real estate loan markets in parts of the San Francisco Bay Area. This created an opportunity for community banks to attract quality credits which might not be available to them at other times. We believe that our Regional Community Banking Philosophy enables us to take advantage of this opportunity to originate new real estate loans while also continuing our focus on growing our commercial loan portfolio.

The following table presents the composition of our loan portfolio at the dates indicated.

	As of December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$2,067,142	44.3%	$1,909,056	43.7%	$1,807,117	45.5%	$1,130,635	40.2%	$817,934	39.5%
Term Real Estate—Commercial	1,610,277	34.5	1,407,300	32.2	1,096,576	27.6	883,749	31.4	665,595	32.1

Total Commercial	3,677,419	78.8	3,316,356	75.9	2,903,693	73.1	2,014,384	71.6	1,483,529	71.6
Real estate construction and land	710,990	15.3	744,127	17.0	753,936	19.0	531,529	18.9	356,931	17.2
Real estate other	251,665	5.4	246,117	5.6	187,173	4.7	156,284	5.6	121,480	5.9
Consumer and other	166,331	3.6	204,483	4.7	234,721	5.9	179,705	6.4	160,126	7.7

Total loans, gross	4,806,405	103.1	4,511,083	103.2	4,079,523	102.7	2,881,902	102.5	2,122,066	102.4
Deferred fees and discounts, net	(15,245)	(0.3)	(15,362)	(0.4)	(14,787)	(0.4)	(14,114)	(0.5)	(12,870)	(0.6)

Total loans, net of deferred fees	4,791,160	102.8	4,495,721	102.8	4,064,736	102.3	2,867,788	102.0	2,109,196	101.8
Allowance for loan losses	(129,613)	(2.8)	(124,744)	(2.8)	(91,407)	(2.3)	(54,459)	(2.0)	(38,589)	(1.8)

Total loans, net	$4,661,547	100.0%	$4,370,977	100.0%	$3,973,329	100.0%	$2,813,329	100.0%	$2,070,607	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate—commercial and real estate other portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2002.

	Commercial	Term real estate-commercial	Real estate construction and land	Real estate other
	(Dollars in thousands)
Loans maturing in:
One year or less:
Fixed rate	$292,784	$64,111	$186,338	$5,097
Variable rate	432,819	45,979	420,135	20,833
One to five years:
Fixed rate	457,967	295,313	34,234	24,185
Variable rate	290,519	253,494	58,501	20,470
After five years:
Fixed rate	425,427	439,939	6,771	137,818
Variable rate	167,626	511,441	5,011	43,262

Total	$2,067,142	$1,610,277	$710,990	$251,665

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

The following table sets forth information regarding the following risk elements at the dates indicated.

	As of December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$37,750	$30,970	$13,014	$7,139	$4,208

Total nonperforming loans	37,750	30,970	13,014	7,139	4,208
OREO	397	—	—	271	966

Total nonperforming assets	$38,147	$30,970	$13,014	$7,410	$5,174

Restructured loans	$4,500	$—	$—	$807	$840

Accruing loans past due 90 days or more	$944	$5,073	$4,463	$908	$244

Nonperforming assets to total loans and OREO	0.80%	0.69%	0.32%	0.26%	0.25%
Nonperforming assets to total assets	0.47%	0.39%	0.22%	0.17%	0.15%
Nonperforming assets, accruing loans past due 90 days or more and restructured loans to total loans and OREO	0.91%	0.80%	0.43%	0.32%	0.30%
Nonperforming assets, accruing loans past due 90 days or more and restructured loans to total assets	0.54%	0.46%	0.30%	0.21%	0.19%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

At December 31, 2002, 2001 and 2000, we had $37.8 million, $31.0 million, and $13.0 million in nonperforming loans, respectively. Our ratio of nonperforming assets to total assets at December 31, 2002 was 0.47%, as compared to 0.39% at December 31, 2001 and 0.22% at December 31, 2000. As of September 30, 2002, our peer group average ratio of nonperforming asset to total assets was 0.68% based on the Uniform Bank Performance Report. While we recognize that the economic slowdown can impact our clients’ financial performance and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and properly-reserved balance sheet to manage through slowing economic periods.

At December 31, 2002, $9.5 million of the nonperforming loans were from our shared national credit (“SNC”) portfolio, $12.0 million were related to the real estate loan portfolio and $6.3 million were Matsco credits, which represent 0.89% of Matsco’s total portfolio. The balance of the nonperforming loans are commercial credits totaling approximately $9.7 million.

At December 31, 2002, the non-relationship SNC portfolio has been reduced to $43.0 million, or 0.90% of total loans. We are exploring options to reduce this portfolio either through individual loan sales or a bulk portfolio sale. We have not funded a non-relationship SNC loan since January 2000 and we do not expect to re-enter this market in the foreseeable future.

Loans past due 90 days or more and still accruing represent loans management believes are both well secured and are in the process of collection. Loans past due 90 days or more and accruing decreased to $944,000 at December 31, 2002, compared to $5.1 million at December 31, 2001. During 2002, we restructured a single loan with a principal balance of $4.5 million. No principal was forgiven on this loan.

See Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information regarding our nonperforming assets, restructured loans and loans past due 90 days or more, including information regarding interest income earned and forgone on those loans.

In addition to the loans disclosed above as nonaccrual or restructured, management has also identified five loans totaling $17.7 million that on the basis of information known to us were judged to have a higher than normal risk of becoming nonperforming. $3.8 million are real estate secured loans and the balance of $13.9 million are commercial credits. Management cannot, however, predict the extent to which economic conditions may worsen or other factors that may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of incurred losses in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable. Recoveries are generally recorded only when cash payments are received.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following table sets forth information concerning our allowance for loan losses at the dates and for the years indicated.

	2002	2001	2000	1999	1998
	(Dollars in thousands)
Period end gross loans outstanding	$4,806,405	$4,511,083	$4,079,523	$2,881,902	$2,122,066
Average gross loans outstanding	$4,619,819	$4,288,751	$3,330,147	$2,463,215	$1,821,553
Allowance for loan losses:
Balance at beginning of period	$124,744	$91,407	$54,459	$38,589	$31,677
Allowance of entities acquired through acquisitions accounted for under purchase method of accounting	—	320	10,927	—	—
Charge-offs:
Commercial(2)	(49,484)	(27,243)	(11,747)	(3,006)	(2,389)
Term Real Estate—Commercial	(9,531)	—	—	(16)	(51)

Total Commercial	(59,015)	(27,243)	(11,747)	(3,022)	(2,440)
Real estate construction and land	—	—	(376)	—	(7)
Real estate other	—	—	—	—	—
Consumer and other	(746)	(492)	(371)	(536)	(462)

Total charge-offs	(59,761)	(27,735)	(12,494)	(3,558)	(2,909)

Recoveries:
Commercial	4,605	2,383	946	1,337	757
Term Real Estate—Commercial	20	—	—	5	11

Total Commercial	4,625	2,383	946	1,342	768
Real estate construction and land	1	—	379	11	—
Real estate other	—	—	—	7	—
Consumer and other	228	142	291	423	155

Total recoveries	4,854	2,525	1,616	1,783	923

Net charge-offs	(54,907)	(25,210)	(10,878)	(1,775)	(1,986)
Provision charged to income(1)	59,776	58,227	36,899	17,645	8,898

Balance at end of period	$129,613	$124,744	$91,407	$54,459	$38,589

Net charge-offs to average loans outstanding during the period	1.19%	0.59%	0.33%	0.07%	0.11%
Net charge-offs excluding SNC portfolio to average loans outstanding excluding SNC portfolio loans outstanding during the period(2)	0.92%	0.24%	0.13%	0.07%	0.11%
Allowance as a percentage of average loans outstanding	2.81%	2.91%	2.74%	2.21%	2.12%
Allowance as a percentage of period end loans outstanding	2.70%	2.77%	2.24%	1.89%	1.82%
Allowance as a percentage of non-performing assets	339.77%	402.79%	702.37%	734.94%	745.83%

(1)	Includes $3.5 million, $8.1 million, $2.7 million, and $183,000 in 2001, 2000, 1999, and 1998, respectively, to conform to our allowance methodologies which are included in mergers and related nonrecurring costs.
(2)	Net charge-offs on SNC portfolio loans, included in commercial charge-offs totaled $13.8 million, $15.2 million and $6.8 million for 2002, 2001 and 2000, respectively. Average SNC portfolio loans totaled $128.6 million, $198.3 million, and $205.5 million for 2002, 2001 and 2000, respectively.

During the year ended December 31, 2002, our ratio of net charge-offs to average loans outstanding was 1.19%, as compared to 0.59% for 2001 and 0.33% for 2000.

Our nonrelationship shared national credit portfolio totaled $43.0 million at December 31, 2002 compared to $99.7 million at December 31, 2001. In January 2000, we decided to stop lending in this market segment. For 2002, losses approximated $13.8 million or 25.1% of our net charge-offs, as compared to $15.2 million or 60.3% of our net charge-offs for 2001.

Charge-offs in the Matsco division were approximately $17.5 million for 2002 as compared to $2.2 million for 2001. Two relationships accounted for $5.2 million of these 2002 losses. These relationships were a product of Matsco’s attempt to expand its portfolio outside of its historical expertise of dental and veterinary equipment leasing through the acquisition of a significant non-medical equipment lease portfolio and a medical group acquisition loan. Matsco has discontinued its lending in these areas and does not anticipate any further significant

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

losses in them. During the fourth quarter of 2002, Matsco experienced a reduction in loan charge-offs. Therefore, we do not believe that Matsco’s future losses will continue at 2002 levels.

We employ a systematic methodology for determining our allowance for loan losses that includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit indicators of deterioration.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, collateral values, and other factors. Our historical loss experience analysis considers our five year loss experience with our experience over the prior two years weighted most heavily, and is stratified by loan type. Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area and technology industries based in the Silicon Valley. Credit concentration, trends in credit quality and pace of portfolio growth are other qualitative factors that are considered in our methodology. These qualitative factors are evaluated in connection with the unallocated portion of the allowance for loan losses.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology and, on an ongoing basis, we engage outside firms to perform independent credit reviews of our loan portfolio. Management believes that our current methodology is appropriate given our size and level of complexity.

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan losses is adequate as of December 31, 2002 to cover incurred losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

At December 31, 2002, the allowance for loan losses was $129.6 million, consisting of a $102.0 million allocated allowance and a $27.6 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowance, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories. The allocated and unallocated portions of the allowance for loan losses are available to the entire loan portfolio.

	As of December 31,
	2002		2001		2000		1999		1998
	Amount	% of Category to Gross Loans	Amount	% of Category to Gross Loans	Amount	% of Category to Gross Loans	Amount	% of Category to Gross Loans	Amount	% of Category to Gross Loans
	(Dollars in thousands)
Commercial	$66,480	43.01%	$66,246	42.32%	$37,896	44.30%	$20,454	39.23%	$15,758	38.54%
Term real estate—commercial	20,715	33.50%	19,872	31.20%	15,844	26.88%	8,821	30.67%	4,631	31.37%

Total commercial	87,195	76.51%	86,118	73.52%	53,740	71.18%	29,275	69.90%	20,389	69.91%
Real estate construction and land	10,233	14.79%	9,904	16.50%	10,935	18.48%	5,590	18.44%	4,047	16.82%
Real estate other	2,920	5.24%	6,010	5.46%	1,866	4.59%	2,239	5.42%	1,639	5.72%
Consumer and other	1,604	3.46%	2,238	4.53%	5,732	5.75%	4,214	6.24%	3,056	7.55%

Total allocated	101,952		104,270		72,273		41,318		29,131
Unallocated	27,661		20,474		19,134		13,141		9,458

Total	$129,613	100.00%	$124,744	100.00%	$91,407	100.00%	$54,459	100.00%	$38,589	100.00%

Deposits

We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.3 billion at December 31, 2002, an increase of 5.7% from December 31, 2001. The majority of the increase was related to money market demand accounts as a result of the success of the promotion of two new programs to attract new deposits.

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

Our noninterest-bearing demand deposit accounts increased 7.8% to $1.0 billion at December 31, 2002 compared to $954.0 million at December 31, 2001.

Money Market Deposit Accounts (“MMDA”), Negotiable Order of Withdrawal accounts (“NOW”) and savings accounts were $2.7 billion at December 31, 2002 compared to $2.3 billion at December 31, 2001.

MMDA, NOW and savings accounts were 50.7% of total deposits at December 31, 2002 as compared to 45.7% at December 31, 2001. Time certificates of deposit totaled $1.6 billion, or 29.8% of total deposits at December 31, 2002 compared to $1.8 billion or 35.2% of total deposits at December 31, 2001.

For information regarding the maturity distribution of our time deposits see Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

As of December 31, 2002 and 2001, we had $569.9 million and $686.6 million, respectively in brokered deposits outstanding.

Borrowings

Borrowings as of December 31, 2002 and 2001 were $1.7 billion and $2.1 billion, respectively. At December 31, 2002, borrowings consisted of securities sold under agreements to repurchase, FHLB advances, Zero Coupon Senior Convertible Contingent Debt Securities, a term loan and other notes payable. The growth in the borrowings during 2002 was a result of our loan growth exceeding deposit gathering activities and the wholesale funding strategy. See Note 10 and Note 13 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning borrowings.

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

Greater Bay is a company separate and apart from the Banks and ABD and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on its bank credit facilities and on the outstanding trust preferred securities and is directly responsible for the contingent interest on the zero coupon senior convertible contingent debt securities, and the dividends paid on our common stock and the 7.25% noncumulative convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Banks and ABD to pay dividends to Greater Bay. At December 31, 2002, the subsidiaries had approximately $96.3 million in the aggregate available to be paid as dividends to Greater Bay. We do not believe that such restrictions will adversely impact Greater Bay’s ability to meet its ongoing cash obligations.

During 2002, Greater Bay raised approximately $200 million through a private offering of Zero Coupon Senior Convertible Contingent Debt Securities. The debt securities were offered at an original offering price of $639.23 per $1,000 principal amount at maturity. The debt securities may not be redeemed for five years from their date of issue, but Greater Bay may be required to repurchase these securities at their accreted value, at the option of the holders, on April 24, 2004, 2007, 2012 or 2017. Greater Bay pays no interest on these securities unless contingent interest or additional amounts become payable or a tax event occurs and semi-annual interest payments are paid. The debt securities accrete interest at an annual rate of 2.25%. Each $1,000 in principal amount at maturity of the debt securities is convertible into 15.3699 shares of Greater Bay common stock if the closing price of Greater Bay’s common stock exceeds the contingent conversion price or in certain other circumstances.

During 2002, Greater Bay retired $126.4 million of these debt securities. We retired these securities to take advantage of a unique market situation which allowed us to retire them at a substantial discount, thus relieving us of the put obligation with respect to the repurchased debt securities in April 2004. In addition, on July 22, 2002, we redeemed all $20.0 million outstanding trust preferred securities of GBB Capital I which had an interest rate of 9.75%. As a result of the redemption and retirement of outstanding debt securities and trust preferred

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

securities, we have begun pursuing replacement funding sources. We believe we can obtain alternative funding on more favorable terms than the terms of the securities we retired and redeemed. Alternative sources of funding may include the public or private debt markets or additional bank lines of credit.

As of December 31, 2002, Greater Bay had $30.0 million outstanding under a term loan that matures in 2007. The interest rate on this term loan was 3.20%. The term loan is secured by a pledge of all of the stock of Coast Commercial Bank. The term loan also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s property; and (b) the maintenance of certain capital and financial performance ratios. There were no such loans outstanding at December 31, 2001. In addition, as of December 31, 2002, Greater Bay had a short-term, secured credit facility totaling $60.0 million. At December 31, 2002, we had no advances outstanding under this facility. The credit facility provides for an interest rate based approximately on LIBOR + 0.50%. This credit facility is secured by a pledge of all of the stock of Mid-Peninsula Bank and, during the period that Greater Bay is subject to the cure agreement with the Federal Reserve, investment securities in an amount not less than the aggregate principal amount of outstanding advances under the facility. The credit facility also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s or its subsidiaries’ properties; (b) the merger or consolidation of Greater Bay or any of its subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; (d) the maintenance of certain capital and financial performance ratios; and (e) the maintenance of a minimum net worth of Mid-Peninsula Bank. Greater Bay was in compliance with all related financial covenants for these notes and credit facilities.

As of December 31, 2002, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $113.9 million in 2002, $93.8 million in 2001 and $110.8 million in 2000. Cash provided by investing activities totaled $55.3 million in 2002, compared to cash used for investing activities of $2.3 billion in 2001, and $1.4 billion in 2000. The comparatively large balance of cash used for investing purposes during 2001 primarily reflects our program to leverage the balance sheet. The significant comparative decrease during the same period of 2002 reflects our effort to de-leverage the balance sheet as described in “Net Interest Income—Overview” above.

For 2002, net cash used by financing activities was $70.2 million, compared to cash provided by financing activities of $2.0 billion in 2001 and $1.4 billion in 2000. Historically, our primary financing activity has been through deposits. For 2002, 2001, and 2000, deposit gathering activities generated cash of $282.2 million, $239.7 million and $1.0 billion, respectively. This represents a total of 402.27%, 12.1% and 73.2% of the financing cash flows for the year ended 2002, 2001 and 2000, respectively. Short-term and long-term borrowings decreased to $432.2 million in 2002 as compared to $1.6 billion and $312.7 million for 2001 and 2000, respectively. The decrease in borrowings for 2002 was the result of the implementation of our process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings in the third quarter.

Capital Resources

Shareholders’ equity at December 31, 2002 increased to $681.1 million from $463.7 million at December 31, 2001 and from $385.9 million at December 31, 2000. Greater Bay paid dividends of $0.49, $0.43 and $0.35 per common share in 2002, 2001 and 2000, respectively, excluding dividends paid by subsidiaries prior to the completion of their mergers.

In 2002 and 2001, Greater Bay completed trust preferred securities offerings in the aggregate amounts of $5.0 million and $118.5 million, respectively, to enhance our regulatory capital base and to add liquidity. As set

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

forth above, on July 22, 2002, we redeemed all $20.0 million outstanding trust preferred securities of GBB Capital I. This redemption did not have a significant change in our subsidiary banks’ capital levels. Under applicable regulatory guidelines, the trust preferred securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. As of December 31, 2002, we have $204.0 million in trust preferred securities outstanding, all of which qualifies as Tier I Capital.

During 2002, we issued 1,673,898 shares of 7.25% noncumulative convertible preferred stock. The shares were issued as part of our acquisition of ABD.

During 2002, we formed and funded MPB Investment Trust (“MPBIT”) and SJNB Investment Trust (“SJNBIT”), both of which are Maryland real estate investment trusts and wholly-owned subsidiaries of Mid-Peninsula Bank and San Jose National Bank, respectively. These entities were formed in order to provide flexibility in raising capital.

During 2001, we formed and funded CNB Investment Trust I (“CNBIT I”) and CNB Investment Trust II (“CNBIT II”), both of which are Maryland real estate investment trusts. CNBIT I and CNBIT II provide Cupertino National Bank with flexibility in raising capital. During 2001, Cupertino National Bank sold 15,000 shares of the 12% Series B Preferred Stock of CNBIT II for $15.0 million (See Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding this transaction).

On March 23, 2000, Greater Bay completed a private offering of 648,648 shares of common stock to institutional investors. Proceeds from the offering were $12,000,000 less placement agent’s fees of $514,000. On December 22, 1999, Greater Bay completed a private offering of 1,070,000 shares of common stock to institutional investors. Proceeds from the offering were $19,795,000 less placement agent’s fees of $834,000. Greater Bay used the net proceeds from both offerings for general corporate purposes.

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

At December 31, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although most banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at December 31, 2002 and the two highest levels recognized under these regulations are as follows:

	Tangible equity	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp	6.40%	8.61%	11.71%	12.97%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

In addition, at December 31, 2002, each of the Banks maintained capital levels that exceeded the well-capitalized guidelines. For additional information on each Banks and our capital levels and capital ratios, see Note 21 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Our strong earnings during 2002, when combined with our de-leveraging strategy, substantially improved our tangible equity to asset ratio from 5.76% at December 31, 2001 to 6.40% at December 31, 2002. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that is deducted from total equity to arrive at tangible equity. At December 31, 2002, total goodwill and other intangibles was $191.9 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and other intangibles value.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•	Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”);

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity; or

•	Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of December 31, 2002, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2002, the maximum undiscounted future payments that we could be required to make was $95.9 million. 84.3% of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

•	We may be required to make contingent payments to the former shareholders of ABD and The Matsco Companies, Inc based on their future operating results. As of December 31, 2002, under the acquisition agreement with ABD, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, payable through 2005 in a combination of cash, preferred stock and common stock. The Forecast EBITDA for ABD, as defined in the acquisition agreement, is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2002, under the acquisition agreement with The Matsco Companies, Inc, the maximum gross future earn-out payments to the former shareholders is $6.5 million, payable through 2006 in a combination of cash and common stock; and

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of December 31, 2002, the combined credit limits on those accounts are $10.5 million.

FIN 46 defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires that a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which it has a significant variable interest. As of December 31, 2002, we do not have an interest in any variable interest entities.

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2002.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Commitment to fund loans	$1,181,620	$—	$—	$—	$1,181,620
Commitments under letters of credit	109,336	—	—	—	109,336
Deposits	3,046,700	92,456	17,743	1,060	3,157,959
Borrowings	1,390,856	345,608	—	779	1,737,243
Trust Preferred Securities	—	—	—	204,000	204,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	19,198	34,870	27,989	38,243	120,300
Purchase obligations	12,478	—	—	—	12,478
Other liabilities	148,564	—	—	16,938	165,502

The obligations are categorized by their contractual due dates. Approximately $283.0 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods. For purposes of this schedule, liabilities for our Supplemental Employee Compensation Benefits Agreements and Deferred Compensation Plan, described in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, are included in the category more than five years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms including (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At December 31, 2003, we have a future venture capital funding requirements of $10.0 million and a commitment to construct an headquarters building for one of our Banks for $2.5 million.

Quantitative and Qualitative Disclosures about Market Risk

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses. See “—Allowance for Loan Losses” herein.

Interest rate risk is the risk of a change in market value of portfolio equity due to changes in interest rates. This risk is addressed by our Management Asset & Liability Committee (“ALCO”), which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the Board ALCO and the Management ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the Board-approved limits, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging approximately three and a half years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to manage the interest rate risk of certain long term debt instruments and deposit liabilities. When these derivative instruments were acquired, they were determined to be highly effective and were accounted for as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133 and 138”). During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. During 2002, we elected to reassert our designation of one of the interest rate swaps as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge are included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income. See Note 14 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding our derivative instruments.

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net market value of portfolio equity, or market value over a range of potential changes in interest rates. The market value of equity is the market value of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of December 31, 2002 and 2001.

	2002			2001
Change in interest rates	Net portfolio value	Projected change		Net portfolio value	Projected change
		Dollars	Percentage		Dollars	Percentage
	(Dollars in thousands)
100 basis point rise	$911,463	$36,834	4.21%	$1,037,277	$(8,750)	-0.84%
Base scenario	874,629	—	—	1,046,027	—	—
100 basis point decline	825,398	(49,231)	-5.63%	1,037,455	(8,571)	-0.82%

The preceding table indicates that as of December 31, 2002 an immediate and sustained 100 basis point decrease in interest rates would decrease our net portfolio value by 5.6%. The foregoing analysis attributes significant value to our noninterest-bearing deposit balances.

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

The net portfolio value of equity as of December 31, 2002 was $874.6 million as compared to $1,046.0 million as of December 31, 2001. The major reason for the decrease was the overall decline in interest rates which reduced the discount rate used in the calculation of the net present value. The reduced discount rate most significantly impacted non-term deposits, resulting in a significant reduction in their contribution to the calculation of the net portfolio value of equity as of December 31, 2002 as compared to December 31, 2001. The second reason for the change in the market value of equity relates to a significant shift within the non-term deposits to shorter duration liabilities also reducing their contribution to the calculation of the net portfolio value of equity.

In addition there has been a significant change in the amount of the net portfolio value of equity that is projected for a 100 basis point rise or decline in interest rates between December 31, 2002 and 2001. This is primarily due to two factors. During 2002, we substantially reduced our aggregate fixed income investment portfolio and shortened its average life (and modified duration). Due to this decrease in the fixed income investment portfolio’s average life, its interest rate sensitivity decreased as compared to the prior year. In addition, in 2002 we reclassified our Trust Preferred Securities to a debt security classification which caused the Trust Preferred Securities to be included in the calculation, whereas previously in 2001 the Trust Preferred Securities were treated as equity securities and therefore not included.

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of December 31, 2002, the analysis indicates that our net interest income for the next 12 months would increase 2.4% if rates increased 100 basis points, and decrease by 3.0% if rates decreased 100 basis points.

This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its composition remains similar to the composition at year-end. It does not account for all the factors that impact this analysis including changes that management may make in the balance sheet composition to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following table shows interest sensitivity gaps for different intervals as of December 31, 2002 and 2001:

	Immediate or one day	2 days To 6 months	7 months to 12 months	1 Year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
	(Dollars in thousands)
As of December 31, 2002
Assets:
Cash and due from banks	$—	$15,672	$—	$—	$—	$—	$15,672	$284,842	$300,514
Short-term investments	14,000	—	—	—	—	—	14,000	—	14,000
Investment securities	95,806	838,151	536,172	655,520	138,203	278,464	2,542,316	20,670	2,562,986
Loans	2,069,905	880,372	372,358	765,501	570,702	132,322	4,791,160	—	4,791,160
Loan losses/unearned fees	—	—	—	—	—	—	—	(129,613)	(129,613)
Other assets	—	—	—	—	—	—	—	536,680	536,680

Total assets	$2,179,711	$1,734,195	$908,530	$1,421,021	$708,905	$410,786	$7,363,148	$712,579	$8,075,727

Liabilities and Equity:
Deposits	$2,659,715	$1,206,170	$266,368	$92,546	$17,743	$1,060	$4,243,601	$1,028,672	$5,272,273
Other borrowings	3,869	1,021,258	400,280	311,058	—	779	1,737,243	—	1,737,243
Trust preferred securities	—	20,000	—	—	—	184,000	204,000	—	204,000
Other liabilities	—	—	—	—	—	—	—	165,502	165,502
Shareholders’ equity	—	—	—	—	—	—	—	696,709	696,709

Total liabilities and equity	$2,663,584	$2,247,428	$666,648	$403,604	$17,743	$185,839	$6,184,844	$1,890,883	$8,075,727

Gap	$(483,873)	$(513,233)	$241,882	$1,017,417	$691,162	$224,947	$1,178,304	$(1,178,304)	$—
Cumulative Gap	$(483,873)	$(997,106)	$(755,224)	$262,193	$953,355	$1,178,302	$1,178,304	$—	$—
Cumulative Gap/total assets	–6.00%	–12.30%	–9.40%	3.20%	11.80%	14.60%	14.60%	0.00%	0.00%

As of December 31, 2001
Gap	$(69)	$(1,010,528)	$(75,394)	$930,948	$714,639	$582,157	$1,141,753	$(1,141,453)	$300
Cumulative Gap	$(69)	$(1,010,597)	$(1,085,991)	$(155,043)	$559,596	$1,141,753	$1,141,753	$—	$—
Cumulative Gap/total assets	0.00%	–12.83%	–13.79%	–1.97%	7.10%	14.49%	14.49%	0.00%	0.00%

The foregoing table indicates that we had a one year cumulative negative gap of $(755.2) million, or (9.4)% of total assets, at December 31, 2002. In theory, this would indicate that at December 31, 2002, $755.2 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates on assets and liabilities were to increase in equal amounts, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

The cumulative gap for the immediate or one-day period decreased approximately $483.9 million between December 31, 2001 and 2002. This decrease in the immediate or one-day period was due to an increase in non-term deposits which are included in this category (see below for a further discussion regarding non-term deposits) and a decrease in variable rate loans on a period-to-period basis. The cumulative gap for the 2 days to 6 months category remained relatively stable but the composition of the cumulative gap changed due to the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

shorter duration of the fixed income investment portfolio offset by the increase in the amount of deposits. The cumulative gap for the 12-months period as of December 31, 2002 showed a decline in interest rate sensitivity as compared to December 31, 2001. This decline is mainly due to the shorter duration of the fixed income investment portfolio at December 31, 2002 as compared to December 31, 2001 offset slightly by an increase in deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the Gap analysis. In fact we expect to experience higher net interest income when rates rise, opposite of what is indicated by the Gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Recent Accounting Developments

Business Combinations

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires that all business combinations within the scope of SFAS No. 141 to be accounted for using the purchase method. Previously, the pooling-of-interests method was allowed whenever certain criteria were met. Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Our definitive merger agreement with SJNB Financial Corp. was signed on June 25, 2001 before the required implementation date and therefore we accounted for that merger as a pooling-of-interests since all the criteria for pooling were met.

We adopted SFAS No. 141 on July 1, 2001 and account for acquisitions thereafter under the purchase method.

Goodwill and Other Intangible Assets

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how intangible assets that are acquired individually or within a group of assets, but not those acquired in a business combination, should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives. SFAS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

No. 142 provides specific guidance for the testing of goodwill for impairment, which may require re-measurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

We adopted SFAS 142 on January 1, 2002 as discussed in Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect adoption of SFAS No. 143 to have a material impact on our financial condition or operating results.

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and APB Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

We adopted SFAS No. 144 on January 1, 2002. The implementation of this standard had no material impact on our financial condition or operating results.

Gains and Losses from Extinguishment of Debt

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other provisions, SFAS No. 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented.

SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected early adoption of SFAS No. 145. Gains and losses on the extinguishment of debt are recorded as other income in the Consolidated Statement of Operations.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value.

SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a material impact on our financial condition or operating results.

Acquisitions of Certain Financial Institutions

In July 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”). SFAS No. 147 provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 146 requires that transactions involving the acquisition of financial institutions be accounted for in accordance with SFAS 141. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Provisions of SFAS No. 147, which relate to the application of the purchase method of accounting, are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on our financial condition or operating results.

Accounting for Stock-Based Compensation—Transition and Disclosure

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock” (“APB No. 25”) issued to employees, certain disclosures have to be made for any period for which an income statement is presented.

SFAS No. 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. We continue to apply APB No. 25 in accounting for stock based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The initial recognition and initial measurement of a liability of a guarantor shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of this Interpretation’s initial application shall not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.

The disclosure requirements in Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements of FIN 45 are discussed in Note 27 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The implementation of the initial recognition provisions of FIN 45 did not have a significant impact on our financial condition or operating results. We do not expect the full adoption of FIN 45 to have a material impact on our financial condition or operating results.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

We do not expect the adoption of FIN 46 to have a material impact on our financial condition or operating results.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
	(Dollars in thousands)
A S S E T S

Cash and due from banks	$300,514	$189,404
Federal funds sold	14,000	26,000

Cash and cash equivalents	314,514	215,404
Investment securities:
Available for sale, at fair value	2,458,421	2,863,009
Other securities	104,565	107,621

Investment securities	2,562,986	2,970,630
Total loans:
Commercial	2,067,142	1,909,056
Term real estate—commercial	1,610,277	1,407,300

Total commercial	3,677,419	3,316,356
Real estate construction and land	710,990	744,127
Real estate other	251,665	246,117
Consumer and other	166,331	204,483
Deferred loan fees and discounts	(15,245)	(15,362)

Total loans, net of deferred fees	4,791,160	4,495,721
Allowance for loan losses	(129,613)	(124,744)

Total loans, net	4,661,547	4,370,977
Property, premises and equipment, net	52,069	48,883
Goodwill	144,181	24,681
Other intangible assets	47,722	1,920
Interest receivable and other assets	292,708	244,559

Total assets	$8,075,727	$7,877,054

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Total deposits	$5,272,273	$4,990,071
Borrowings	1,737,243	2,095,896
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	204,000	218,000
Other liabilities	165,502	94,403

Total liabilities	7,379,018	7,398,370

Preferred stock of real estate investment trust subsidiaries of the Banks	15,650	15,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 4,000,000 shares authorized	—	—
7.25% convertible preferred stock; par value $50.00: 2,400,000 reserved shares; 1,673,898 and 0 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	80,900	—
Common stock, no par value: 80,000,000 shares authorized; 51,577,795 and 49,831,682 shares issued and outstanding as of December 31, 2002 and 2001, respectively	234,627	207,287
Unearned compensation	(1,450)	(993)
Accumulated other comprehensive income	18,624	3,967
Retained earnings	348,358	253,423

Total shareholders’ equity	681,059	463,684

Total liabilities and shareholders’ equity	$8,075,727	$7,877,054

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000*
	(Dollars in thousands, except per share amounts)
Interest Income
Loans	$334,666	$375,551	$335,699
Investment securities:
Taxable	156,740	120,491	62,250
Tax-exempt	6,032	7,455	9,632

Total interest on investment securities	162,772	127,946	71,882
Other interest income	7,974	3,744	16,058

Total interest income	505,412	507,241	423,639

Interest Expense
Deposits	82,747	132,655	146,269
Long-term borrowings	23,450	15,158	1,203
Trust Preferred Securities	18,168	13,724	7,842
Other borrowings	35,053	38,419	10,578

Total interest expense	159,418	199,956	165,892

Net interest income	345,994	307,285	257,747
Provision for loan losses	59,776	54,727	28,821

Net interest income after provision for loan losses	286,218	252,558	228,926

Non-Interest Income
Insurance agency commissions and fees	88,515	—	—
Gain (loss) on sale of investments, net	12,058	6,304	(521)
Service charges and other fees	11,147	10,602	9,661
Loan and international banking fees	9,233	8,856	8,162
Gain on early retirement of Zero Coupon Senior Convertible Contingent Debt Securities	8,375	—	—
Gain on sale of loans	4,754	3,241	2,190
Trust fees	3,566	3,610	3,450
ATM network revenue	2,414	2,887	2,891
Warrant income (loss), net	(89)	581	12,986
Other income	15,537	8,761	8,312

Total non-interest income	155,510	44,842	47,131

Operating Expenses
Compensation and benefits	148,724	89,699	73,966
Occupancy and equipment	39,365	27,756	23,192
Amortization of intangibles	5,520	1,408	439
Dividends paid on preferred stock of real estate investment trusts	1,814	—	—
Merger and other related costs	—	29,249	33,526
Contribution to the Foundation and related expenses, net	479	—	—
Other expenses	49,499	43,004	34,105

Total operating expenses	245,401	191,116	165,228

Income before provision for income taxes	196,327	106,284	110,829
Provision for income taxes	72,053	26,468	43,665

Net income	$124,274	$79,816	$67,164

Net income per share—basic**	$2.35	$1.61	$1.40

Net income per share—diluted**	$2.30	$1.57	$1.33

Cash dividends per share of common stock	$0.49	$0.43	$0.35

*	Restated to historical basis to reflect the merges described in notes 1 and 2 on a pooling of interests basis.
**	Restated to reflect 2-for-1 stock split effective on October 4, 2000.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2002	2001	2000*
	(Dollars in thousands)
Net income	$124,274	$79,816	$67,164

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period (net of taxes of $15,471, $9,691 and $3,960 for the years ended December 31, 2002, 2001 and 2000, respectively)	22,125	13,860	5,664
Less: reclassification adjustment for gains (losses) included in net income (net of taxes of $4,962, $(2,594) and $214 for the years ended December 31, 2002, 2001 and 2000, respectively)	7,096	(3,710)	307

Net change	15,029	10,150	5,971
Cash flow hedge:
Change in market value of hedge during the period (net of taxes of $428, $(131) and $(908) for the years ended December 31, 2002, 2001 and 2000, respectively)	612	(187)	(1,298)
Less: reclassification adjustment for swap settlements in net income (net of taxes of $(168), $(50) and $(41) for the years ended December 31, 2002, 2001 and 2000, respectively)	(240)	(73)	(58)
Loss recognized on derecognition of derivative instruments as cash flow hedge	—	112	—

Net change	(372)	(148)	(1,356)
Other comprehensive income	14,657	10,002	4,615

Comprehensive income	$138,931	$89,818	$71,779

* Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling-of-interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000

	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible Preferred Stock	Total shareholders’ equity
	Shares **	Amount
	(Dollars in thousands, except per share amounts)
Greater Bay Bancorp, prior to pooling	28,841,935	$107,903	$—	$(11,564)	$109,457	$—	$205,796
Shares issued to, and retained earnings of, acquired entities:
Coast Bancorp	5,978,185	20,066	—	693	4,354	—	25,113
Bank of Santa Clara	3,658,332	17,003	—	—	7,878	—	24,881
Bank of Petaluma	1,531,516	7,854	—	315	3,044	—	11,213
SJNB Financial Corp.	6,164,340	16,554	—	(94)	22,651	—	39,111

Balance, December 31, 1999, restated to reflect pooling-of-interests	46,174,307	169,380	—	(10,650)	147,384	—	306,114
Net income	—	—	—	—	67,164	—	67,164
Other comprehensive income, net of taxes	—	—	—	4,615	—	—	4,615
Stock options exercised, including related tax benefits	1,731,594	11,309	—	—	—	—	11,309
Stock issued in Employee Stock Purchase Plan	93,356	1,538	—	—	—	—	1,538
401(k) employee stock purchases	82,015	1,982	—	—	—	—	1,982
Stock issued in Dividend Reinvestment Plan	18,792	465	—	—	—	—	465
Stock issued through private placement	648,648	11,476	—	—	—	—	11,476
Cash paid in-lieu of fractional shares	—	(29)	—	—	—	—	(29)
Cash dividend $0.39 per share***	—	—	—	—	(18,686)	—	(18,686)

Balance, December 31, 2000*	48,748,712	196,121	—	(6,035)	195,862	—	385,948

Net income	—	—	—	—	79,816	—	79,816
Other comprehensive income, net of taxes	—	—	—	10,002	—	—	10,002
Stock options exercised, including related tax benefits	950,110	8,471	—	—	—	—	8,471
Restricted stock grants	58,000	993	(993)	—	—	—	—
Stock issued in Employee Stock Purchase Plan	114,860	2,521	—	—	—	—	2,521
Stock issued in Dividend Reinvestment Plan	25,179	648	—	—	—	—	648
Stock issued in purchase accounting transaction	44,820	1,376	—	—	—	—	1,376
Stock retired by Greater Bay Bancorp	(110,000)	(2,830)	—	—	—	—	(2,830)
Cash paid in-lieu of fractional shares	—	(13)	—	—	—	—	(13)
Cash dividend $0.45 per share***	—	—	—	—	(22,255)	—	(22,255)

Balance, December 31, 2001	49,831,681	207,287	(993)	3,967	253,423	—	463,684

Net income	—	—	—	—	124,274	—	124,274
Other comprehensive income, net of taxes	—	—	—	14,657	—	—	14,657
7.25% convertible preferred stock issued in purchase	—	—	—	—	—	80,900	80,900
Stock options exercised, including related tax benefits	1,569,404	23,441	—	—	—	—	23,441
Restricted stock grants	16,500	457	(457)	—	—	—	—
Stock issued in Employee Stock Purchase Plan	129,862	2,701	—	—	—	—	2,701
Stock issued in Dividend Reinvestment Plan	30,348	741	—	—	—	—	741
Cash dividend on convertible preferred series B	—	—	—	—	(4,206)	—	(4,206)
Cash dividend $0.49 per share	—	—	—	—	(25,133)	—	(25,133)

Balance, December 31, 2002	51,577,795	$234,627	$(1,450)	$18,624	$348,358	$80,900	$681,059

*	Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling-of-interests basis.
**	Restated to reflect 2-for-1 stock split effective on October 4, 2000.
***	Excluding dividends paid by Greater Bay’s subsidiaries prior to the completion of their mergers with Greater Bay, Greater Bay paid dividends of $0.43, and $0.35 per share for the years ended December 31, 2001, and 2000, respectively.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000*
	(Dollars in thousands)
Cash flows—operating activities
Net income	$124,274	$79,816	$67,164
Reconcilement of net income to net cash from operations:
Provision for loan losses	59,776	58,547	47,826
Depreciation and amortization	22,407	15,228	14,540
Amortization of goodwill	—	1,408	—
Amortization of intangible assets	5,520	—	—
Accretion of discount on CODES	1,106	—	—
Deferred income taxes	(2,004)	(13,565)	(13,601)
(Gain) loss on sale of investments, net	(12,058)	(6,304)	521
Gain on early retirement of CODES	(8,375)	—	—
Changes in assets and liabilities net of effects from purchase of ABD:
Accrued interest receivable and other assets	(70,191)	1,088	(65,433)
Accrued interest payable and other liabilities	(6,404)	(43,063)	59,016
Deferred loan fees and discounts, net	(117)	663	746

Operating cash flows, net	113,934	93,818	110,779

Cash flows—investing activities
Maturities and partial paydowns on investment securities:
Held to maturity	—	18,627	125,433
Available for sale	1,959,773	295,689	87,882
Purchase of investment securities:
Held to maturity	—	—	(246,226)
Available for sale	(2,915,540)	(2,344,828)	(269,000)
Other securities	(3,056)	(77,970)	(5,051)
Proceeds from sale of available for sale securities	1,429,012	262,856	79,556
Loans, net	(380,729)	(458,240)	(934,438)
Loans acquired from business acquisition	—	(14,671)	(274,292)
Proceeds from sale of portfolio loans	33,787	34,768	10,931
Payment for business acquisition	(40,793)	(8,668)	(6,500)
Cash acquired in business acquisition	—	517	10,498
Purchase of property, premises and equipment	(6,268)	(31,761)	(11,973)
Sale of banking building	—	—	5,502
Proceeds from sale of other real estate owned	1,105	259	224
Purchase of bank owned life insurance	(21,962)	(8,811)	(21,819)

Investing cash flows, net	55,329	(2,332,233)	(1,449,273)

Cash flows—financing activities
Net change in deposits	282,202	239,667	1,013,783
Net change in other borrowings—short-term	(249,784)	1,570,673	196,381
Proceeds from other borrowings—long-term	225,000	83,200	126,309
Principal repayment—long term borrowings	(407,449)	(21,501)	(10,000)
Proceeds of issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	5,000	118,500	50,500
Early retirement of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	(20,000)	—	—
Proceeds from Zero Coupon Senior Convertible Contingent Debt Securities	200,000	—	—
Early retirement of Zero Coupon Senior Convertible Contingent Debt Securities	(117,666)	—	—
Proceeds from issuance of preferred stock of real estate investment trust	15,000	—	—
Proceeds from sale of common stock	26,883	12,390	26,222
Repurchase of common stock	—	(2,830)	—
Cash dividends on convertible preferred stock	(4,206)	—	—
Cash dividends on common stock	(25,133)	(22,255)	(18,686)

Financing cash flows, net	(70,153)	1,977,844	1,384,509

Net change in cash and cash equivalents	99,110	(260,571)	46,015
Cash and cash equivalents at beginning of period	215,404	475,975	429,960

Cash and cash equivalents at end of period	$314,514	$215,404	$475,975

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$145,154	$172,863	$162,283

Income taxes	$76,577	$80,557	$26,384

Non-cash transactions:
Additions to other real estate owned	$2,830	$3,147	$—

Transfer of appreciated securities to the Greater Bay Bancorp Foundation	$479	$—	$7,200

*	Restated on a historical basis to reflect the mergers described in notes 1 and 2 on a pooling-of-interests basis.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Greater Bay Bancorp (“Greater Bay”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

In addition to these divisions, we have the following subsidiaries which issued trust preferred securities and purchased Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNB Investment Trust I (“CNBIT I”), CNB Investment Trust II (“CNBIT II”), MPB Investment Trust (“MPBIT”), and SJNB Investment Trust (“SJNBIT”), all of which are Maryland real estate investment trusts and wholly owned subsidiaries of Cupertino National Bank, Mid-Peninsula Bank, and San Jose National Bank, respectively. These entities were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions. CAPCO’s office is located in Bellevue, Washington and operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

We have completed eight acquisitions during the three-year period ended December 31, 2002, as described in Note 2. With the exception of the acquisitions with The Matsco Companies, Inc., CAPCO and ABD all of these acquisitions were accounted for as a pooling-of-interests and, accordingly, all our financial information for the periods prior to the acquisitions has been restated as if the acquisitions had occurred at the beginning of the earliest period presented. The acquisitions of The Matsco Companies, Inc., CAPCO, and ABD were accounted for using the purchase accounting method and accordingly their results of operations have been included in the consolidated financial statements since the date of acquisition.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay and its subsidiaries and its operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2002 presentation. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and agency securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. The Banks are required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain of their deposit accounts. At December 31, 2002, the required combined reserves totaled approximately $314.5 million.

Investment Securities

We classify our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investment securities classified as held to maturity are reported at amortized cost; available for sale securities are reported at fair value with net unrealized gains and losses reported, net of taxes, as a component of shareholders’ equity. We do not have any trading securities.

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

Interest income is accrued on the outstanding loan balances using the interest method prescribed in the loan agreement. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days unless the loan is well secured and in the process of collection. Loans are also placed on nonaccrual status when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

income previously accrued but not collected is generally reversed and amortization of deferred loan fees is discontinued. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

Sale and Servicing of Small Business Administration Loans

We originate loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 70% to 90% of each loan. We generally sell the guaranteed portion of the majority of the loans to an investor and retain the unguaranteed portion and servicing rights in our own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

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

Accounting for Direct Financing Leases

Lease contracts are categorized as direct financing leases for financial reporting purposes if they conform to the definition of direct financing leases set out in statement of SFAS No. 13 “Accounting for Leases.” At the time a leasing transaction is executed, we record on our balance sheet the gross lease receivable, estimated residual value of leased equipment, and unearned lease income. Unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Unearned lease income is recognized as leasing income over the term of the lease so as to reflect an approximate constant periodic rate of return on the net investment in the lease.

Allowance for Loan Losses

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, (1) the present value of expected cash flows at the loan’s effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral of the loan. Large groups of smaller-balance homogenous loans such as credit cards, residential mortgage, consumer installment loans and certain small business loans are collectively evaluated for impairment. Income recognition on impaired loans conforms to the method we use for income recognition on nonaccrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. We have a systematic methodology for determining an appropriate allowance for loan losses. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates.

Other Real Estate Owned

OREO consists of properties acquired through foreclosure and is stated at the lower of carrying value or fair value less estimated costs to sell. Development and improvement costs relating to the OREO are capitalized. Operating expenses of such properties, net of related income, are included in other expenses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The resulting allowance for OREO losses is decreased when the property is sold. Any remaining gains and losses on the disposition of OREO are included in other income.

Property, Premises and Equipment

Property, premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is determined by asset classification, as follows:

Buildings	40 years
Building improvements	10 years
Furniture and fixtures	7 years
Automobiles	5 years
Computer equipment	2–5 years
Other equipment	2–7 years

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset, which is generally 10 years.

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition. Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill.

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the second quarter of 2002, we completed the required initial impairment tests of goodwill. We completed our annual analysis of goodwill during the fourth quarter of 2002. Other than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

goodwill, we have no indefinite-lived intangible assets. Based upon these evaluations, our goodwill was not impaired at June 30, 2002 nor December 31, 2002.

Income Taxes

Deferred incomes taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Derivatives and Hedging Activities

All derivatives are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

We occasionally enter into a financial transaction in which a derivative instrument is “embedded.” Upon entering into the financial transaction, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a trading or non-hedging derivate instrument.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of cash flows of a hedged item (including hedged items such as forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

Cash flows from hedges are classified in the same category as the cash flows of the items being hedged.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance—December 31, 1999	$(12,154)	$1,504	$(10,650)
Other comprehensive income 2000	5,971	(1,356)	4,615

Balance—December 31, 2000	(6,183)	148	(6,035)
Other comprehensive income 2001	10,150	(148)	10,002

Balance—December 31, 2001	3,967	—	3,967
Other comprehensive income 2002	15,029	(372)	14,657

Balance—December 31, 2002	$18,996	$(372)	$18,624

Segment Information

In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) we use the “management approach” for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

NOTE 2—BUSINESS COMBINATIONS

Pooling-of-Interests Accounting Transactions

On October 23, 2001, SJNB Financial Corp. the holding company of San Jose National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of SJNB Financial Corp. were converted into an aggregate of approximately 6,944,000 shares of Greater Bay’s common stock. The transaction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with SJNB Financial Corp. on a pooling-of-interests basis.

On October 13, 2000, Bank of Petaluma merged with and into DKSS Corp., as a result of which, Bank of Petaluma became a wholly-owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Bank of Petaluma were converted into an aggregate of approximately 1,667,000 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bank of Petaluma on a pooling-of-interests basis.

On July 21, 2000, Bank of Santa Clara merged with and into GBB Merger Corp., as a result of which, Bank of Santa Clara became a wholly-owned subsidiary of Greater Bay. Upon consummation of the merger, the outstanding shares of Bank of Santa Clara were converted into an aggregate of 4,002,000 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Bank of Santa Clara on a pooling-of-interests basis.

On May 18, 2000, Coast Bancorp, the holding company of Coast Commercial Bank, was merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Coast Bancorp were converted into an aggregate of approximately 6,140,000 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Coast Bancorp on a pooling-of-interests basis.

On January 31, 2000, Mt. Diablo Bancshares, the former holding company of Mt. Diablo National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of Mt. Diablo Bancshares were converted into an aggregate of 2,790,998 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Mt. Diablo Bancshares on a pooling-of-interests basis.

On January 5, 2000, Saratoga Bancorp, the parent of Saratoga National Bank, merged with and into SJNB Financial Corp. Upon consummation of the merger, the outstanding shares of Saratoga Bancorp were converted into an aggregate of 1,174,249 shares of SJNB Financial Corp’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with Saratoga Bancorp on a pooling-of-interests basis.

In all mergers, certain reclassifications were made to conform to the our financial presentation. The results of operations previously reported by the separate enterprises for the periods before the merger was consummated and that are included in the current combined amounts presented in the accompanying consolidated financial statements are summarized below.

	SJNB Financial Corp nine months ended September 30, 2001	Bank of Petaluma nine months ended September 30, 2000	Bank of Santa Clara six months ended June 30, 2000
	(Dollars in thousands)
Net interest income:
Greater Bay Bancorp	$207,739	$154,013	$89,047
Acquired entity	25,378	7,101	10,195

Combined	$233,117	$161,114	$99,242

Net income:
Greater Bay Bancorp	$64,039	$38,608	$23,850
Acquired entity	8,262	1,982	2,613

Combined	$72,301	$40,590	$26,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

	Coast Bancorp three months ended March 31, 2000	Mt. Diablo Bancshares twelve months ended December 31, 1999
	(Dollars in thousands)
Net interest income:
Greater Bay Bancorp	$36,378	$103,732
Acquired entity	5,538	10,009

Combined	$41,916	$113,741

Net income:
Greater Bay Bancorp	$13,473	$27,711
Acquired entity	2,035	2,827

Combined	$15,508	$30,538

The following table sets forth the separate results of operations for Greater Bay and SJNB Financial Corp. for the year ended December 31, 2000:

	Net interest income	Net income
	(Dollars in thousands)
Greater Bay	$231,963	$58,540
SJNB Financial Corp.	33,626	8,624

Combined	$265,589	$67,164

There were no significant transactions between us and any of the acquired entities prior to the mergers. All intercompany transactions have been eliminated.

Purchase Accounting Transactions

On March 12, 2002, we completed the acquisition of ABD for a purchase price of approximately $195.2 million in cash and shares of a new series of convertible preferred stock in a tax-free reorganization. This amount included an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and the present value of an earn-out payment of approximately $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals annually through 2005. In addition, we capitalized merger and other related costs of $1.6 million which was recorded as goodwill. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The source of funds for the acquisition was a $30.0 million term loan and available cash.

We have allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired was $95.6 million, which was recorded as goodwill. Assets acquired included other intangibles of $50.4 million, representing the fair value of ABD’s book of business at the acquisition date. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142. Based upon our evaluation, as of December 31, 2002, no impairment exists. The other intangible assets will be amortized using a method that approximates the anticipated utilization of the expirations that will cover a period of seven years and nine months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The following table presents pro forma financial information as if the acquisition of ABD had occurred on January 1, 2001.

	2002			2001
	Greater Bay Bancorp	ABD (1)	Pro forma	Greater Bay Bancorp	ABD	Pro forma
	(Dollars in thousands, except per share amounts)
Net interest income and non-interest income	$501,504	$15,665	$517,169	$352,127	$97,639	$449,766
Income before provision for income taxes	196,327	(611)	195,716	106,284	(4,897)	101,387
Net income	124,274	(667)	123,607	79,816	(5,060)	74,756
Net income per share—basic			$2.32			$1.41
Net income per share—diluted			$2.27			$1.37

(1)	Includes only ABD’s results through March 11, 2002. ABD’s post-acquisition results, including revenues of $89.4 million, income before provision for income taxes of $15.8 million and net income of $9.1 million, are included in the Greater Bay Bancorp column for 2002.

On March 30, 2001, we completed the acquisition of CAPCO for a purchase price of $8.5 million in cash and 44,820 shares of common stock with a fair value of $1.4 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, CAPCO’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The source of funds for the acquisition was a $6.0 million advance on an existing credit line and our available cash.

We have allocated the purchase price for the CAPCO merger to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $6.0 million, was recorded as goodwill, and through December 31, 2001 amortized using the straight-line method over 20 years. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142. Based upon our evaluation, as of December 31, 2002, no impairment exists.

On November 30, 2000, we completed the acquisition of The Matsco Companies, Inc. for a purchase price of $6.5 million in cash. We may also be required to pay future contingent cash payment of up to $6.0 million based on the performance of Matsco subsequent to the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, The Matsco Companies, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition. The source of funds for the acquisition was our available cash.

We have allocated the purchase price for The Matsco Companies, Inc. to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $15.9 million, was recorded as goodwill, and through December 31, 2001 amortized on the straight-line method over 20 years. Goodwill is evaluated annually for possible impairment under the provision of SFAS No. 142. Based upon our evaluation, as of December 31, 2002, no impairment exists.

Pro forma financial information for the CAPCO and Matsco acquisitions have not been provided, as these are not deemed to be significant subsidiaries as defined by the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2002, we had goodwill of $144.2 million. Based on ABD’s achieving its specified performance goals for 2002, we have accrued for the earn-out payment as of December 31, 2002. The accrual resulted in a $21.6 million increase to the goodwill recorded for this transaction and we expect to pay ABD’s former shareholders $13.2 million in cash and approximately 240,000 shares (subject to adjustment) of convertible preferred stock valued at $8.4 million. Also included in the balance of goodwill recorded in connection with the CAPCO and Matsco acquisitions is additional goodwill of $1.9 million that was recognized during 2002 upon satisfaction of certain contingencies. Goodwill and other intangible assets by business segment are as follows:

	Goodwill	Other intangible assets
	(Dollars in thousands)
Community banking:
CAPCO	$6,054	$140
Matsco	18,207	—
Other	2,360	2,140

Total community banking	26,621	2,280
Insurance brokerage services:
ABD	117,560	45,442

Total	$144,181	$47,722

We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill was no longer amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over 20 years. Net income and income excluding amortization of goodwill was as follows:

	Years ended December 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
Reported net income	$124,274	$79,816
Add back: goodwill amortization (net of tax)	—	781

Adjusted net income	$124,274	$80,597

Basic earnings per share:
Reported net income	$2.35	$1.61
Goodwill amortization (net of tax)	—	0.02

Adjusted net income	$2.35	$1.63

Diluted earnings per share:
Reported net income	$2.30	$1.57
Goodwill amortization (net of tax)	—	0.02

Adjusted net income	$2.30	$1.59

We recorded expirations of $45.4 million in connection with the ABD acquisition. Expirations represent the estimated fair value of ABD’s existing customer list (or “book of business”) that ABD has developed over a period of years as of the date of acquisition by Greater Bay. The expirations are estimated to have a life of seven years and nine months. Amortization for intangibles for 2002 and each of the next five years is estimated to range between $5.0 million and $6.5 million per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Other intangible assets at December 31, 2002 were as follows:

	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
ABD expirations	$50,375	$(4,933)	$45,442
CAPCO customer base	200	(60)	140
Core deposits	3,461	(1,321)	2,140

Total intangible assets	$54,036	$(6,314)	$47,722

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2002, we completed the required impairment tests of goodwill and an annual update. We have no indefinite-lived intangible assets. Based upon these evaluations, our goodwill was not impaired at December 31, 2002.

NOTE 4—INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities is summarized below:

As of December 31, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale Securities:
U.S. Treasury obligations	$147,894	$415	$(2)	$148,307
U.S. agency notes	93,554	1,777	—	95,331
Mortgage and asset-backed securities	1,972,543	34,230	(4,412)	2,002,361
Tax-exempt securities	99,030	5,598	(10)	104,618
Taxable municipal securities	4,725	233	(20)	4,938
Corporate securities	107,630	361	(5,125)	102,866

Total securities available for sale	2,425,376	42,614	(9,569)	2,458,421

Other securities	104,568	—	(3)	104,565

Total investment securities	$2,529,944	$42,614	$(9,572)	$2,562,986

As of December 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale Securities:
U.S. Treasury obligations	$19,123	$381	$—	$19,504
U.S. agency notes	36,762	1,112	—	37,874
Mortgage and asset-backed securities	2,556,557	25,292	(11,097)	2,570,752
Tax-exempt securities	120,883	2,300	(595)	122,588
Taxable municipal securities	7,768	272	(17)	8,023
Corporate securities	117,025	59	(12,816)	104,268

Total securities available for sale	2,858,118	29,416	(24,525)	2,863,009

Other securities	107,640	5	(24)	107,621

Total investment securities	$2,965,758	$29,421	$(24,549)	$2,970,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The following table shows amortized cost and estimated fair value of our investment securities by year of maturity as of December 31, 2002.

	2003	2004 through 2007	2008 through 2012	2013 and thereafter	Total
	(Dollars in thousands)
Available for Sale Securities:
U.S. Treasury obligations	$147,298	$497	$—	$98	$147,893
U.S. agency notes(1)	13,161	72,975	7,419	—	93,555
Mortgage and asset-backed securities(2)	343	846	41,257	1,930,097	1,972,543
Tax-exempt securities	2,594	9,143	24,855	62,438	99,030
Taxable municipal securities	1,920	2,268	—	537	4,725
Corporate securities	—	3,014	5,000	99,616	107,630

Total securities available for sale	$165,316	$88,743	$78,531	$2,092,786	$2,425,376

Fair value	$167,023	$91,163	$81,108	$2,119,127	$2,458,421

Weighted average yield—total portfolio	2.33%	4.80%	6.02%	5.43%	5.23%

(1)	Certain notes issued by U.S. agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(2)	Mortgage and asset-backed securities are shown at contractual maturity; however, the average life of these mortgage and asset-backed securities may differ due to principal prepayments.

Investment securities with a carrying value of $1.7 billion and $2.4 billion were pledged to secure deposits, borrowings and for other purposes as required by law or contract at December 31, 2002 and 2001, respectively.

Other securities includes investments in the Federal Reserve Bank and the FHLB required in order to maintain membership and support activity levels as well as unsold shares received through the exercise of warrants received from clients, equity securities received in settlement of loans and investments in funds managed by outside venture capital funds.

Proceeds and realized losses and gains on sales of investment securities for the years ended December 31, 2002, 2001 and 2000 are presented below:

	2002	2001	2000
	(Dollars in thousands)
Proceeds from sale of available for sale securities	$1,429,012	$262,856	$79,556
Available for sale securities—gains	$14,876	$6,526	$548
Available for sale securities—losses	$(421)	$(222)	$(1,069)

In addition to the net gains on sale recorded on available for sale securities, we recorded a $2.4 million loss on derivative instruments during 2002.

Classification of Investment Portfolio

During 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase our efficiency in managing our investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

portfolio. Subsequent to the transfer, we sold securities which had been classified as held to maturity at December 31, 2000 with an amortized cost of $107.1 million for a gain of $5.5 million.

NOTE 5—LOANS AND ALLOWANCE FOR LOAN LOSSES

The following summarizes the activity in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in thousands)
Balance, January 1	$124,744	$91,407	$54,459
Allowance of entities acquired through mergers accounted for under purchase accounting method	—	320	10,927
Provision for loan losses(1)	59,776	58,227	36,899
Loan charge-offs	(59,761)	(27,735)	(12,494)
Recoveries	4,854	2,525	1,616

Balance, December 31	$129,613	$124,744	$91,407

(1)	Includes $3.5 million and $8.1 million of charges in 2001 and 2000 respectively, to conform the practices of acquired entities to our reserve methodologies, which are included in mergers and related nonrecurring costs.

The following table sets forth information regarding the following risk elements as of December 31, 2002, 2001 and 2000. Nonperforming loans are defined as loans which are on nonaccrual status. The table also provides the balances of loans which have been restructured and loans which are 90 days past due but are still accruing interest. Interest income foregone on nonperforming loans totaled $1.6 million, $1.2 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income recognized on the nonperforming loans approximated $1.8 million, $227,000 and $16,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$37,750	$30,970	$13,014

Restructured loans	$4,500	$—	$—

Accruing loans past due 90 days or more	$944	$5,073	$4,463

At December 31, 2002 and 2001, the recorded investment in loans, for which impairment has been recognized in accordance with SFAS No. 114 and No. 118, was approximately $37.8 million and $31.0 million, respectively, with corresponding valuation allowances of $17.3 million and $16.5 million respectively. For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $41.4 million and $17.9 million, respectively. We recognized interest income of $1.8 million, $227,000, and $72,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, we had $4.5 million in restructured loans. We had no restructured loans as of December 31, 2001. There were no principal reduction concessions allowed on restructured loans during 2002, 2001 and 2000. Interest income from restructured loans totaled $159,000, $0 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. There was no foregone interest income for the restructured loans for the years ended December 31, 2002, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

NOTE 6—OTHER REAL ESTATE OWNED

At December 31, 2002, 2001 and 2000, we hold an OREO value at $397,000, $0, and $51,000, respectively, which consists of properties acquired through foreclosure.

The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
	(Dollars in thousands)
Real estate operations, net	$139	$—	$51
Loss on sale of OREO	—	—	5
Provision for estimated losses	—	—	—

Net loss from other real estate operations	$139	$—	$56

NOTE 7—PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment at December 31, 2002 and 2001 are composed of the following:

	2002	2001
	(Dollars in thousands)
Land	$4,300	$4,300
Buildings and premises	12,076	11,909
Furniture and equipment	51,625	51,470
Leasehold improvements	32,302	17,692
Vehicles	867	855

Total	101,170	86,226
Accumulated depreciation and amortization	(49,101)	(37,343)

Premises and equipment, net	$52,069	$48,883

Depreciation and amortization amounted to $11.8 million, $9.2 million and $8.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

During 2000, we sold one bank premises building with a carrying value of $4.8 million for $5.4 million in a sale-lease back transaction. No gain was recognized on the transaction. Gains of $535,000 were deferred and are being recognized over the term of our lease.

NOTE 8—DEPOSITS

Deposits as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(Dollars in thousands)
Demand, noninterest-bearing	$1,028,672	$953,989
MMDA, NOW and Savings	2,673,973	2,280,119
Time certificates, $100,000 and over	829,717	827,756
Other time certificates	739,911	928,207

Total deposits	$5,272,273	$4,990,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2002.

	December 31, 2002
	Three months or less	Four to six months	Seven to twelve months	One to three years	More than three years	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$448,508	$150,009	$100,387	$115,530	$15,283	$829,717
Other time deposits	282,061	285,000	135,165	32,891	4,794	739,911

Total	$730,569	$435,009	$235,552	$148,421	$20,077	$1,569,628

NOTE 9—COMPANY OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES

GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII (the “Trusts”) are Delaware business trusts of which all the common securities are owned by Greater Bay and were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (“Trust Preferred Securities”). The Trust Preferred Securities are individually described below. Dividends on the Trust Preferred Securities are payable either quarterly or semi-annually and are deferrable, at our option, for up to five years. As of December 31, 2002, all dividends are current. Following the issuance of each Trust Preferred Securities, the Trusts used the proceeds from the Trust Preferred Securities offerings to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of Greater Bay. The Debentures bear the same terms and interest rates as the related Trust Preferred Securities. The Debentures are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trusts. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital.

On July 22, 2002, we redeemed all $20.0 million outstanding trust preferred securities, of GBB Capital I, a trust subsidiary. As a result, during the second quarter of 2002, there was a $975,000 cost related to this early extinguishment of GBB Capital I. This redemption will reduce our Trust Preferred Securities expense by $488,000 per quarter on a prospective basis. As of December 31, 2002, we have a total of $204.0 million Trust Preferred Securities outstanding. Under applicable regulatory guidelines, all $204.0 million of the outstanding Trust Preferred Securities qualify as Tier I Capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The following Trust Preferred Securities were outstanding at December 31, 2002.

Security title	Issuer	Amount outstanding	Date of original issue	Stated maturity	Optional redemption date
Floating Rate Trust Preferred Securities, Series B	GBB Capital II	$30,000,000	August 12, 1998	Sept. 15, 2028	Sept. 15, 2008
10.875% Fixed Rate Capital Trust Pass-Through Securities	GBB Capital III	9,500,000	March 23, 2000	March 8, 2030	March 8, 2010
10.75% Capital Securities, Series B	GBB Capital IV	41,000,000	May 18, 2000	June 1, 2030	June 1, 2010
9% Cumulative Trust Preferred Securities	GBB Capital V	103,500,000	August 14, 2001	August 14, 2031	August 14, 2006
Floating Rate Trust Preferred Pass-Through Securities	GBB Capital VI	15,000,000	July 27, 2001	July 27, 2031	July 27, 2011
Floating Rate Trust Preferred Pass-Through Securities	GBB Capital VII	5,000,000	April 10, 2002	April 22, 2032	April 22, 2007

Total TPS outstanding		$204,000,000

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debentures at their respective stated maturities or their earlier redemption. The Debentures are redeemable prior to maturity at our option on or after their respective optional redemption dates.

The Trust Preferred Securities issued by GBB Capital III, GBB Capital IV and GBB Capital V accrue interest at an annual rate of 10.875%, 10.75% and 9.00%, receptively. The Floating Rate Trust Preferred Securities, Series B issued by GBB Capital II accrue interest at a variable rate of interest, initially at 7.1875% on the outstanding securities. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 150 basis points. The Floating Rate Trust Preferred Pass-Through Securities issued by GBB Capital VI accrue interest at a variable rate of interest, initially at 7.57% on the outstanding securities. The interest rate resets quarterly and is equal to 6-month LIBOR plus 375 basis points. The Floating Rate Trust Preferred Pass-Through Securities issued by GBB Capital VII accrue interest at a variable rate of 6-month LIBOR plus 370 basis points payable semi-annually.

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

The total amount of Trust Preferred Securities outstanding at December 31, 2002 and 2001 was $204.0 million and $218.0 million, respectively. The dividends paid on Trust Preferred Securities were $18.2 million, $13.7 million and $7.8 million in 2002, 2001 and 2000, respectively.

NOTE 10—ZERO COUPON SENIOR CONVERTIBLE CONTINGENT DEBT SECURITIES (“CODES”)

On April 24, 2002, we received approximately $195 million in net proceeds through a private placement of Zero Coupon Senior Convertible Contingent Debt Securities (the “CODES”). The CODES have a yield to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

maturity of 2.25%. The offered notes have a maturity of 20 years, are callable after five years and are putable by the holder at the end of years 2, 5, 10 and 15. The CODES are convertible into common stock of Greater Bay contingent on certain circumstances. We used the net proceeds from the sale of the CODES for general corporate purposes, which included working capital, capital expenditures, acquisitions, repayment of trust preferred securities and repayment of existing indebtedness. On July 22, 2002, we filed a registration statement on Form S-3 with the SEC to register the CODES and the underlying common stock for resale. The registration statement, which was amended on October 1, 2002, became effective on October 4, 2002

During the later part of 2002, we repurchased CODES with an accreted value of $128.8 million. As of December 31, 2002, $72.5 million in CODES remain outstanding. This repurchase resulted in a net pre-tax gain of $8.4 million for the year ended December 31, 2002.

NOTE 11—LEASE SECURITIZATION

During 1997, Matsco Lease Finance Inc. III, a special purpose corporation wholly-owned by The Matsco Companies, Inc., issued the following lease-backed notes; $55 million Series 1997-1A, $45 million Series 1997-2A, $1.6 million Series 1997-1B and $4.5 million 1997-2B. All Class B certificates, which were subordinate to the Class A certificates, were paid off as of December 31, 2000. As of December 31, 2002, the note balances on the Series 1997-1 and Series 1997-2 were approximately $9.7 million and $10.5 million, respectively. As of December 31, 2001, the note balances on the Series 1997-1 and Series 1997-2 were approximately $17.9 million and $19.7 million, respectively. All of the transactions placed in Series 1997-2 were treated as a sale in accordance with SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” subsequently replaced by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The weighted average rate on the combined series of 1997 notes was 5.68% and 5.77% at December 31, 2002 and 2001, respectively. The underlying leases had a carrying value of $9.7 million and $10.5 million for Series 1997-1 and Series 1997-2, respectively, at December 31, 2002. The underlying leases have a carrying value of $16.9 million and $20.7 million for Series 1997-1 and Series 1997-2, respectively, at December 31, 2001. At December 31, 2002 and 2001, 0.06% and 0.02% of those leases were 90 days or more past due, respectively. The start-up expenses and private placement fees associated with the issuance of the 1997-2 lease-backed notes are expensed at funding. Such amounts related to the 1997-1 notes are amortized over the life of the notes to approximate a constant periodic rate of interest. The Class A certificates are rated “AAA” by Standards and Poor’s Rating Services and “Aaa” by Moody’s Investors Service and are fully insured by Municipal Bond Insurance Corporation pursuant to the terms of a note guarantee policy.

We, as servicer of the underlying leases, remit funds collected on Matsco Lease Finance Inc. III to the trustee on a weekly basis. We receive a flat fee per lease as the servicer. In the event an account is delinquent or terms are modified, the servicer has the option to repurchase the transaction or to substitute with a similar account.

Pursuant to the acquisition of The Matsco Companies, Inc., Matsco Lease Finance Inc. III became a wholly-owned subsidiary of Greater Bay and Matsco Lease Finance Inc. III is included in our consolidated results.

NOTE 12—FORMATION OF SUBSIDIARY INVESTMENT TRUSTS

During 2002, we formed and funded SJNBIT, a Maryland real estate investment trust, as a wholly-owned subsidiary of San Jose National Bank. SJNBIT provides SJNB with flexibility in raising capital. San Jose National Bank contributed loans with a net book value of $206.6 million, and $500,000 in cash to SJNBIT, in exchange for 100% of the common and preferred stock of SJNBIT. As of December 31, 2002, the net income, assets and equity of SJNBIT are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

During 2002, we formed and funded MPBIT, a Maryland real estate investment trust, as a wholly-owned subsidiary of Mid-Peninsula Bank. MPBIT provides MPB with flexibility in raising capital. Mid Peninsula Bank contributed loans with a net book value of $318.2 million, and $500,000 in cash to MPBIT, in exchange for 100% of the common and preferred stock of MPBIT. As of December 31, 2002, the net income, assets and equity of MPBIT are eliminated in consolidation.

During 2001, we formed and funded CNBIT I and CNBIT II, both of which are Maryland real estate investment trusts, as a wholly-owned subsidiary of Cupertino National Bank. CNBIT I and CNBIT II provide Cupertino National Bank with flexibility in raising capital. As of December 31, 2002, the net income and assets of CNBIT I and CNBIT II are eliminated in consolidation. Cupertino National Bank contributed participation interests in loans with a net book value of $311.3 million and $500,000 in cash to CNBIT I, in exchange for 100% of the common and preferred stock of the CNBIT I.

Cupertino National Bank contributed participation interests in loans with a book value of $133.4 million, net of reserves, and $15.4 million in investment securities to CNBIT II, in exchange for 100% of the preferred stock of the CNBIT II. The assets contributed to CNBIT II had built in losses of $33.2 million for federal income tax purposes. CNBIT I contributed participation interests in loans with a book value of $200.8 million, net of reserves in exchange for 100% of the common stock of CNBIT II. CNBIT I owns all the common stock of CNBIT II. During 2001, Cupertino National Bank sold 15,000 shares of the 12% Series B Preferred Stock of CNBIT II for $15.0 million. These transactions resulted in recognition of a tax benefit of $11.4 million. As of December 31, 2002, the net income, asset and equity of CNBIT I and CNBIT II are eliminated in consolidation.

NOTE 13—BORROWINGS

Borrowings are detailed as follows:

	2002	2001
	(Dollars in thousands)
Short term borrowings:
FHLB advances	$1,279,565	$1,334,711
Securities sold under agreements to repurchase	111,291	264,727
Other short term notes payable	—	41,202

Total short term borrowings	1,390,856	1,640,640

Long term borrowings:
FHLB advances	206,834	379,828
Zero Coupon Senior Convertible
Contingent Debt Securities	73,580	—
Term loan	30,000	—
Securities sold under agreements to repurchase	20,000	57,700
Other long term notes payable	15,973	17,728

Total long term borrowings	346,387	455,256

Total borrowings	$1,737,243	$2,095,896

Short term borrowings

During the years ended December 31, 2002 and 2001, the average balance of short term FHLB advances was $1.2 billion and $848.5 million, respectively, and the average interest rates during those periods were 2.78% and 4.17%, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 2002 and 2001 were $1.4 billion and $1.3 billion, respectively. The FHLB advances are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

collateralized by loans and securities pledged to the FHLB. At December 31, 2002 and 2001, we had investment securities with a carrying value of $1.5 billion and $1.6 billion, respectively and loans with a carrying value of $322.8 million and $255.1 million, respectively pledged to the FHLB for both short-and long-term borrowings.

During the years ended December 31, 2002 and 2001, the average balance of securities sold under short term agreements to repurchase was $236.8 million and $188.4 million, respectively, and the average interest rates during those periods were 2.05% and 3.40%, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 2002 and 2001 were $400.9 million and $307.2 million, respectively. Securities sold under short term agreements to repurchase generally mature within 90 days of dates of purchase.

During the years ended December 31, 2002 and 2001, the average balance of federal funds purchased was $314,000 and $120,000, respectively, and the average interest rates during those periods were 1.82% and 4.37%, respectively. There were no maximum amounts outstanding at any month-end during the years ended December 31, 2002 and 2001. There was no such balance outstanding at December 31, 2002 and 2001.

In addition, as of December 31, 2002, we had a short-term, secured credit facility totaling $60.0 million. At December 31, 2002 we had no advances outstanding under this facility. During the years ended December 31, 2002 and 2001, the average balances under our short-term credit facilities were $16.5 million and $24.0 million, respectively, and the average interest rates during those periods were 2.81% and 4.86%, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 2002 and 2001 were $45.0 and $48.0, respectively. The credit facility provides for an interest rate based approximately on LIBOR + 0.50%. We were in compliance with all related financial covenants for this credit facility.

Long-term borrowings

The long-term FHLB advances mature between 2004 and 2011. We paid an average interest rate of 3.73% on these advances.

In addition, as of December 31, 2002, we had a term loan outstanding of $30.0 million that matures in 2007. There were no such loans outstanding at December 31, 2001. We paid an average rate of 3.20% on this loan. We were in compliance with all related financial covenants for this credit facility.

NOTE 14—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We elected early adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in 1998.

We maintain an overall interest rate risk-management strategy that occasionally incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net-interest margin is not, on a material basis, adversely affected by movements in interest rates. Furthermore, our strategy includes the desire for cost certainty of instruments issued primarily for capital raising purposes, and as such we have, in the past, converted variable rate trust preferred securities into fixed rate instruments using cash flow hedges. As a result of interest rate fluctuations, the interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease. The effect of this variability in earnings is expected to be substantially offset by our gain and losses on the derivative instruments that are linked to these hedged assets and liabilities. We consider our limited use of derivatives to be a prudent method of managing interest rate sensitivity on certain variable rate liabilities, as we prevent earnings from being exposed to undue risk posed by changes in interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Derivative instruments that are used as part of our interest rate risk-management strategy include interest rate swaps, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk-management. Interest rate swaps generally involved the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period.

We also enter into various interest rate derivative contracts for trading and macro risk-management purposes. Trading activities (which include derivative transactions that are entered into for risk-management purposes and do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to customers.

By using derivative instruments, we expose ourselves to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counter party owes us, thus creating a repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and therefore, assume no repayment risk. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high quality or highly rated counterparties. Further, when the circumstances are deemed appropriate, we may request that collateral be provided by the counterparty.

We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When we are engaged in more than one outstanding derivative transaction with the same counterparty and also have a legally enforceable master netting agreement with that counterparty, the “net” mark-to-market exposure represents the netting of the positive and negative exposures with that counterparty. When there is a net negative exposure, we regard our credit exposure to the counterparty as being zero. The net mark-to-market position with a particular counterparty represents a reasonable measure of credit risk when there is a legally enforceable master netting agreement (i.e., a legal right of a setoff of receivable and payable derivative contracts) between us and that counterparty. Our policy is to use master netting agreements with all counterparties.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates might have on the value of a financial instrument. We manage the market risk associated with interest rate and foreign-exchange contracts by establishing and monitoring limits for the types and degree of risk that my be undertaken. We regularly measure this risk by using a value-at-risk methodology.

Our derivative activities are monitored by our risk-management committee as part of that committee’s oversight of our asset/liability and treasury functions. Our asset/liability committee is responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into our overall interest rate risk-management and trading strategies. Responsibility for the implementation of hedging strategies is delegated to our risk management committee.

Cash Flow Hedges

We use an interest rate swap to convert floating-rate debt to fixed-rate debt. A swap, with notional amount is $30.0 million with a term of up to 10 years expiring on September 15, 2008 was entered into with the intention of fixing the interest payments on the trust preferred securities issued by GBB Capital II. This derivative instrument possesses a term equal to the non-callable term of the hedged instrument, with a fixed pay rate and a receive rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

indexed to rates paid on the instrument and a notional amount equal to the amount of the instrument being hedged. As the specific terms and notional amount of the derivative instrument exactly matched those of the instrument being hedged, we meet the “no ineffectiveness” criteria of SFAS No. 133 and 138. As such, the derivative instrument was assumed to be 100% effective and all changes in the fair value of the hedge were recorded in other comprehensive income with no impact on the income statement for any ineffective portion through September 30, 2001. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. On October 1, 2002 we elected to reassert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge is included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income.

For the year ended December 31, 2002, we did not recognized any loss which represented ineffectiveness of cash flow hedges, including the time value of option contracts. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contacts.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are include in the line item in which the hedged items is recorded in the same period the forecasted transaction affects earnings.

Trading and Non-Hedging Activities

We also entered into an interest rate collar to reduce the embedded cap in trust preferred securities. The interest rate cap, with a notional amount of $15.0 million and a term of ten years expiring in July 2011, was entered into with the intention of lowering the cap of the interest payments on the trust preferred securities issued by GBB Capital VI. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

Additionally, we have a $20.0 million prime/fixed interest rate swap with a term expiring in 2003 that was entered into with the intention of tying to prime the interest paid on certain long term certificates of deposit and the derivative instrument used was a fair value hedge. During 2001, we also determined that the designation of these derivatives as hedges was no longer appropriate as they no longer were effective. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

Other

We enter into various interest rate and foreign-exchange derivative contracts as part of our other trading activities, which primarily focus on providing customers with derivative products. We intermediate these contracts with another counterparty. While the exposure to interest rate and foreign-exchange risk has been mitigated, we remain exposed to counterparty credit risk.

Derivatives that we enter into for trading purposes included interest rate swaps, foreign-currency spot contracts and forward contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

NOTE 15—INCOME TAXES

Income tax expense was comprised of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Dollars in thousands)
Current:
Federal	$62,760	$33,908	$45,742
State	12,905	14,103	16,052

Total current	75,665	48,011	61,794

Deferred:
Federal	(2,190)	(16,102)	(13,476)
State	(1,422)	(5,441)	(4,653)

Total deferred	(3,612)	(21,543)	(18,129)

Total expense	$72,053	$26,468	$43,665

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	Years ended December 31,
	2002	2001
	(Dollars in thousands)
Allowance for loan losses	$59,422	$43,124
State income taxes	3,225	16,853
Deferred compensation	13,988	11,195
Unrealized gains losses on securities	(13,757)	(2,057)
Accumulated depreciation	3,058	1,681
Purchase allocation adjustments	113	214
Leasing operations	(8,940)	(8,225)
Other	(3,005)	(202)

Net deferred tax asset	$54,104	$62,583

Management believes that we will fully realize the total deferred tax assets as of December 31, 2002 based upon our recoverable taxes from prior carryback years, and our current level of operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Statutory federal tax rate	35.0%	35.0%	35.0%
California franchise tax expense, net of federal income tax benefit	3.8%	6.1%	6.7%

	38.8%	41.1%	41.7%
Tax exempt income	–1.0%	–2.2%	–2.7%
Contribution of appreciated securities to GBB Foundation	–0.1%	—	—
Nondeductible merger costs	—	0.5%	1.3%
Recognition of losses of CNBIT II in connection with sale of preferred securities (note 12)	—	–10.7%	—
Life insurance cash surrender value	–0.9%	–1.6%	–1.2%
Other, net	–0.1%	–2.2%	0.3%

Effective income tax rate	36.7%	24.9%	39.4%

NOTE 16—OTHER INCOME AND OPERATING EXPENSES

For the year ended December 31, 2002, we recorded a loss of $89,000 in warrant income net of related employee incentives expense of $23,000. For the year ended December 31, 2001 and 2000 we recorded warrant income of $581,000 and $13.0 million net of related employee incentives of $249,000 and $4.5 million, respectively. We occasionally receive warrants to acquire common stock from companies that are in the start-up or development phase. The timing and amount of income derived from the exercise and sale of client warrants typically depend upon factors beyond our control, and cannot be predicted with any degree of accuracy and are likely to vary materially from period-to-period. Agreements with certain of our employees award them a percentage of the income earned on the warrants that they or their group originate. The related incentives expense represents payment for these awards.

To support the Greater Bay Bancorp Foundation (the “Foundation”), we contributed appreciated securities to the Foundation. In 2002, these contributions resulted in the deduction of $479,000 in donation expense. In connection with this contribution, we recognized $479,000 of warrant income and a $262,000 tax benefit resulting from the contribution of appreciated securities.

Merger and other related costs for the years ended December 31, 2002, 2001 and 2000 were comprised of the following:

	2002	2001	2000
	(Dollars in thousands)
Financial advisory and professional fees	$—	$6,088	$8,229
Charges to conform accounting practices	—	4,241	8,156
Other costs	—	18,920	17,141

Total	$—	$29,249	$33,526

Other costs include severance and other compensation expenses, charges for the write-off of assets retired as a result of the merger, and other expenses including printing costs and filing fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Other expenses for the years ended December 31, 2002, 2001 and 2000 were comprised of the following:

	2002	2001	2000
	(Dollars in thousands)
Legal and other professional fees	$8,901	$7,839	$5,345
Telephone, postage and supplies	7,398	6,027	5,410
Correspondent bank and ATM network fees	6,083	3,622	2,122
Marketing and promotion	5,355	5,648	5,017
Data processing	4,820	4,448	2,879
Insurance	3,385	1,135	631
Client services	2,117	2,965	2,694
FDIC insurance and regulatory assessments	1,780	1,762	1,472
Directors fees	1,107	1,585	1,758
Trust Preferred Securities early retirement expense	975	—	—
Other real estate owned	139	—	56
Other	7,439	7,973	6,721

	$49,499	$43,004	$34,105

Occupancy costs for the years ended December 31, 2002, 2001 and 2000 were $27.3 million, $17.4 million and $13.5 million, respectively.

NOTE 17—EMPLOYEE BENEFIT PLANS

Stock Option Plan

At December 31, 2002 the total authorized shares issuable under the Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan (the “Bancorp Plan”) was approximately 13,832,000 shares and the number of shares available for future grants was approximately 2,851,000 shares.

Options and shares of restricted stock may be granted to employees, nonemployee directors, and consultants. Options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the market price of our stock on the date of grant. The term of an option may not exceed ten years and generally vests over a five-year period. The restrictions on shares of restricted stock generally lapse over a five-year period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

A summary of our stock options as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000
	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price
Outstanding at beginning of year	7,420	$20.07	7,094	$17.54	7,489	$11.45
Granted	649	27.60	1,411	27.07	1,602	33.05
Exercised	(1,261)	11.44	(826)	9.04	(1,493)	6.54
Forfeited	(354)	26.99	(259)	25.15	(504)	9.03

Outstanding at end of year	6,454	22.13	7,420	20.07	7,094	17.54

Options exercisable at year-end	3,495	18.09	3,771	14.52	3,259	10.60

Weighted average fair value of options granted during the year		$9.44		$8.43		$12.01

The following table summarizes information about stock options outstanding at December 31, 2002.

	Options outstanding			Options exercisable
Exercise price range	Number outstanding (000’s)	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable (000’s)	Weighted average exercise price
$ 0.00–$ 9.00	550	3.29	$5.55	546	$5.58
$ 9.20–$19.25	2,801	6.26	16.45	1,967	15.84
$19.50–$29.72	1,603	8.52	24.77	517	23.36
$30.00–$40.31	1,499	8.24	36.02	464	36.52

Under the terms of the respective mergers, the stock option plans of Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Bancorp and SJNB Financial Corp. were terminated at the time of merger and substitute options were issued under the Bancorp Plan. Option holders under the Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Bancorp and SJNB Financial Corp. plans received substitute option grants to purchase 239,880 shares, 471,840 shares, 59,668 shares, 216,636 shares, and 1,228,511 shares of Greater Bay stock, respectively. During 2000, we assumed the Mt. Diablo National Bank Stock Option Plan. Options outstanding from the Mt. Diablo National Bank plan were converted to options to purchase 15,110 shares of Greater Bay stock.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the provisions of SFAS No. 123, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. If we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 fair value methodology. We implemented the requirements of SFAS No. 123 in 1997 and have elected to adopt the disclosure provisions of this statement.

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for stock options. Accordingly, no compensation cost has been recognized for our stock option plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Had compensation for our stock option plan been determined consistent with SFAS No. 123, our net income per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Stock based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$4,864	$3,764	$1,923
Net income:
As reported	$124,274	$79,816	$67,164
Pro forma	$119,410	$76,052	$65,241

Basic net income per share:
As reported	$2.35	$1.61	$1.40
Pro forma	$2.26	$1.54	$1.36

Diluted net income per share:
As reported	$2.30	$1.57	$1.33
Pro forma	$2.21	$1.49	$1.29

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002, 2001, and 2000, respectively; dividend yield of 1.9%, 1.6% and 1.3%; expected volatility of 37.5%, 35.0% and 27.0%; risk free rates of 3.8%, 4.5% and 6.0%; weighted average expected life of five years and nine months, five years and five years. No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the stock price over the option price when the options are exercised.

401(k) Savings Plan

We have a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the plan. We match the employees’ contributions at a rate set by the Board of Directors (currently 62.5% of the first 8% of deferral of an individual’s total compensation). Our matching contributions are made in cash. The matching contribution vests ratably over the first four years of employment. Our employees are not required to maintain any portion of their 401(k) savings in our stock.

ABD has a profit-sharing 401(k) plan which was in place prior to our acquisition. ABD employees could elect to defer a maximum of 12% of their eligible compensation, not to exceed Internal Revenue Service limitations. ABD agreed to match 50% of employee contributions up to $3,000 per employee per year.

For the years ended December 31, 2002, 2001 and 2000, we contributed $3.3 million, $2.4 million and $1.8 million, respectively to the 401(k) plan.

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code which allows eligible employees to set aside up to 15% of their compensation toward the purchase of our stock for an aggregate total of 923,738 shares. Under the plan, the purchase price is 85% of the lower of the fair value at the beginning or end of each three-month offering period. During 2002, 2001 and 2000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

employees purchased 129,862, 114,860 and 93,356 shares of common stock, respectively. There were 187,938 shares remaining in the plan available for purchase by employees at December 31, 2002.

Supplemental Employee Compensation Benefits Agreements

We have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. Under these agreements, we are generally obligated to provide for each such employee or their beneficiaries, during their life for a period of up to 15 to 20 years after the employee’s disability or retirement, benefits as defined in each specific agreement. The agreement also provides for a death benefit for the employee. The estimated present value of future benefits to be paid is being accrued over the vesting period of the participants. The related accumulated accrued liability at December 31, 2002 and 2001 is approximately $18.2 million and $16.7 million, respectively. The actuarial assumptions used for determining the present value of the projected benefit obligation include a 7% discount rate. Expenses accrued for this plan for the years December 31, 2002, 2001 and 2000 totaled $5.6 million, $8.2 million and $3.3 million, respectively. In 2001 and 2000, an additional $6.7 million and $1.4 million, respectively, was recorded as part of merger and other related costs in connection with the change in control provisions under the SJNB Financial Corp. and Saratoga supplemental employee compensation benefits agreements programs. No such costs were incurred in 2002. Depending on the agreement, the employees and we are beneficiaries of life insurance policies that have been purchased as a method of financing the benefits under the agreements. At December 31, 2002 and 2001, our cash surrender value of these policies was approximately $124.9 million and $96.8 million, respectively and is included in other assets. The income recognized on these polices was $6.1 million, $4.1 million and $3.2 million in 2002, 2001 and 2000, respectively, and is included in other income.

Deferred Compensation Plan

Effective November 19, 1997, we adopted the Greater Bay Bancorp 1997 Elective Deferral Compensation Plan (the “Deferred Plan”) that allows our eligible officers to defer a portion of their salary, bonuses and certain other compensation. The deferred compensation will earn interest calculated annually based on a short-term interest reference rate. All participants are fully vested at all times in their contributions to the Deferred Plan. At December 31, 2002 and 2001, $11.0 million and $6.1 million, respectively, of deferred compensation under this plan is included in other liabilities in the accompanying consolidated balance sheets.

Additionally, under deferred compensation agreements that were established at Bank of Petaluma, Coast Commercial Bank and Peninsula Bank of Commerce prior to their mergers with us, there was approximately $338,000 and $1.6 million of deferred compensation which is included in other liabilities at December 31, 2002 and 2001, respectively.

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

NOTE 18—RELATED PARTY TRANSACTIONS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equal to those entered into in arms length transactions and are made subject to approval by the Directors’ Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Committee and the Board of Directors of the Bank extending the credit. An analysis of total loans to related parties for the years ended December 31, 2002 and 2001 is shown below:

	2002	2001	2000
	(Dollars in thousands)
Balance, January 1	$20,907	$51,323	$28,851
Additions	64,224	40,184	51,839
Repayments	(41,383)	(70,600)	(29,367)

Balance, December 31	$43,748	$20,907	$51,323

Undisbursed commitments, at year end	$46,026	$63,724	$39,744

We are a party to three leases for buildings owned in part by directors of Greater Bay or one of its subsidiary banks. The ABD headquarters building is partially owned by two directors of Greater Bay. We pay a monthly rent of $204,000, subject to annual rent adjustments of 3% on a lease which expires in November 2010. The Mid-Peninsula Bank headquarters building is partially owned by two directors of Greater Bay and two directors of Mid-Peninsula Bank. We pay a monthly rent of $51,084, subject to annual rent adjustments of 3.5% on a lease which expires in November 2010. ABD has also signed a lease for an administrative building under construction which is partially owned by a director of Greater Bay. Once the building is completed we will pay a base monthly rent of $55,800, subject to annual rent adjustments of up to 3% on a lease which expires in September 2013.

The Bank of Petaluma is currently building a new headquarters building. The general contractor for the building’s construction is a director of the Bank of Petaluma. Total payments to the general contractor are expected to total $2.15 million.

NOTE 19—COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities at which we conduct our operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2002 are below:

Years ended December 31,
(Dollars in thousands)
2003	$19,198
2004	18,222
2005	16,648
2006	15,040
2007	12,949
Thereafter	38,243

Total	$120,300

We sublease that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 2002, 2001 and 2000 was $1.3 million, $1.3 million and $1.5 million, respectively. Gross rental expense for the years ended December 31, 2002, 2001 and 2000 was $18.3 million, $11.2 million, and $8.3 million, respectively.

Other Commitments and Contingencies

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

accompanying consolidated financial statements. Generally accepted accounting principles prohibit the recognition of these items in our consolidated balance sheet, but require these amounts to be disclosed. Commitments to fund loans were $1.2 billion and $1.3 billion and letters of credit were $109.3 million and $130.0 million, at December 31, 2002 and 2001, respectively. Our exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2002, no losses are anticipated as a result of these commitments based on current information.

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $283.0 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Banks evaluate each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

Stand-by letters of credit are conditional commitments written by the Banks to guarantee the performance of a client to a third party. These guarantees are primarily related to purchases of inventory by the Banks’ commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients, and the Banks accordingly use evaluation and collateral requirements similar to those for loan commitments.

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or our results of operations.

NOTE 20—SHAREHOLDERS’ RIGHTS PLAN

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

The rights can be exercised and separate rights certificates distributed only if any of the following events occur: acquisition by a person of 10% or more of our common shares; a tender offer for 10% or more of our common shares; or ownership of 10% or more of our common shares by a shareholder whose actions are likely to have a material adverse impact on us or shareholder interests. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

NOTE 21—REGULATORY MATTERS

On January 3, 2003, Greater Bay received a notice from the Federal Reserve that followed the completion of the most recent regulatory examinations of Greater Bay and the Banks. In response to the notice, Greater Bay delivered to the Federal Reserve a corrective action plan designed to enhance its enterprise wide risk management program. Prior to receipt of the notice from the Federal Reserve, Greater Bay had already dedicated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee Greater Bay’s Enterprise Wide Risk Management Group.

On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve which incorporates the terms of Greater Bay’s corrective action plan. To improve Greater Bay’s risk management program, the action plan requires enhancements to policies and procedures relating to interest rate sensitivity, liquidity and capital management, asset risk management, and compliance. In the area of interest rate sensitivity, Greater Bay will perform additional stress testing of its interest rate risk exposure under best case and worse case scenarios, review its interest rate risk limits and test its core deposit assumptions. Liquidity management will be augmented by stress testing the liquidity position under various scenarios and by developing a more sophisticated monitoring system for Greater Bay’s funding strategy. In addition, Greater Bay will establish a process to quantify and support the appropriateness of established capital limits relative to its risk profile. In the area of asset risk management, Greater Bay will establish commercial real estate concentration limits, improve the documentation supporting the allowance for loan and lease losses and strengthen systems relating to loan and investment policies. Greater Bay will also enhance the processes for identifying and monitoring legal risks to ensure future compliance with all applicable laws and regulations, including the Bank Secrecy Act and anti-money laundering laws.

To maintain its financial holding company status, Greater Bay must complete the corrective action plan by July 7, 2003. During this period, Greater Bay may not engage in new financial holding company activities or acquire nonbank subsidiaries engaged in financial activities without the prior written approval of the Federal Reserve. If the corrective action is not completed within the relevant time period, the Federal Reserve could impose additional limitations or conditions on our conduct or activities, require Greater Bay to divest its subsidiary Banks, or, at Greater Bay’s election, engage only in activities permissible for bank holding companies. Such a development would potentially adversely impact Greater Bay’s insurance brokerage activities conducted through Greater Bay’s subsidiary, ABD, although Greater Bay believes it could mitigate the impact of this development through alternative means of conducting these activities.

As part of its enterprise wide risk management program, Greater Bay continually evaluates the impact of its multi-bank charter structure on its operations, business, clients and regulatory compliance. While no decision has been made, we are exploring whether a simplified structure might enhance our risk management program and alleviate some of the issues addressed in the cure agreement. By maintaining our individual bank names, local bank management, our relationship style of banking and strong community involvement, a simplified structure may enable us to continue to operate under our Regional Community Banking Philosophy and, at the same time, enhance our risk management program.

The Banks and Greater Bay are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2002 and 2001 the Banks and we met all capital adequacy requirements to which they are subject. Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the FDIC or OCC categorized each of the Banks as well-capitalized. To be categorized as well-capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

conditions or events since that notification that management believes have changed the risk-based capital category of any of the Banks.

The Banks’ and our actual 2002 and 2001 capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$765,526	12.97%	$472,183	8.00%	$590,228	N/A
Bank of Petaluma	28,883	15.17%	15,232	8.00%	19,040	10.00%
Bank of Santa Clara	47,021	16.08%	23,394	8.00%	29,242	10.00%
Bay Area Bank	28,349	12.26%	18,499	8.00%	23,123	10.00%
Bay Bank of Commerce	25,598	14.99%	13,661	8.00%	17,077	10.00%
Coast Commercial Bank	50,675	15.67%	25,871	8.00%	32,339	10.00%
Cupertino National Bank	224,855	11.80%	152,444	8.00%	190,555	10.00%
Golden Gate Bank	32,857	12.56%	20,928	8.00%	26,160	10.00%
Mid-Peninsula Bank	139,873	11.00%	101,726	8.00%	127,157	10.00%
Mt. Diablo National Bank	39,359	15.04%	20,936	8.00%	26,170	10.00%
Peninsula Bank of Commerce	44,836	14.92%	24,041	8.00%	30,051	10.00%
San Jose National Bank	73,198	14.13%	41,443	8.00%	51,803	10.00%

Tier 1 Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$691,048	11.71%	$236,054	4.00%	$354,081	N/A
Bank of Petaluma	26,488	13.91%	7,617	4.00%	11,425	6.00%
Bank of Santa Clara	43,338	14.82%	11,697	4.00%	17,546	6.00%
Bay Area Bank	25,420	11.00%	9,244	4.00%	13,865	6.00%
Bay Bank of Commerce	23,445	13.73%	6,830	4.00%	10,245	6.00%
Coast Commercial Bank	43,604	13.48%	12,939	4.00%	19,408	6.00%
Cupertino National Bank	193,380	10.15%	76,209	4.00%	114,313	6.00%
Golden Gate Bank	29,564	11.30%	10,465	4.00%	15,698	6.00%
Mid-Peninsula Bank	123,919	9.74%	50,891	4.00%	76,336	6.00%
Mt. Diablo National Bank	36,067	13.78%	10,469	4.00%	15,704	6.00%
Peninsula Bank of Commerce	40,522	13.49%	12,015	4.00%	18,023	6.00%
San Jose National Bank	66,649	12.87%	20,715	4.00%	31,072	6.00%

Tier 1 Capital Leverage (To Average Assets):
Greater Bay Bancorp	$691,048	8.61%	$321,044	4.00%	$321,044	N/A
Bank of Petaluma	26,488	7.32%	14,474	4.00%	18,093	5.00%
Bank of Santa Clara	43,338	7.80%	22,225	4.00%	27,781	5.00%
Bay Area Bank	25,420	6.65%	15,290	4.00%	19,113	5.00%
Bay Bank of Commerce	23,445	7.68%	12,211	4.00%	15,264	5.00%
Coast Commercial Bank	43,604	7.21%	24,191	4.00%	30,239	5.00%
Cupertino National Bank	193,380	8.57%	90,259	4.00%	112,824	5.00%
Golden Gate Bank	29,564	6.33%	18,682	4.00%	23,352	5.00%
Mid-Peninsula Bank	123,919	7.90%	62,744	4.00%	78,430	5.00%
Mt. Diablo National Bank	36,067	6.87%	21,000	4.00%	26,250	5.00%
Peninsula Bank of Commerce	40,522	7.42%	21,845	4.00%	27,306	5.00%
San Jose National Bank	66,649	8.94%	29,821	4.00%	37,276	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$740,653	12.79%	$463,270	8.00%	$579,088	N/A
Bank of Petaluma	23,893	12.10%	15,797	8.00%	19,746	10.00%
Bank of Santa Clara	42,225	13.46%	25,097	8.00%	31,371	10.00%
Bay Area Bank	24,373	10.97%	17,774	8.00%	22,218	10.00%
Bay Bank of Commerce	20,414	11.63%	14,042	8.00%	17,553	10.00%
Coast Commercial Bank	45,520	15.14%	24,053	8.00%	30,066	10.00%
Cupertino National Bank	190,715	10.74%	142,060	8.00%	177,574	10.00%
Golden Gate Bank	29,697	11.18%	21,250	8.00%	26,563	10.00%
Mid-Peninsula Bank	113,565	10.20%	89,071	8.00%	111,338	10.00%
Mt. Diablo National Bank	32,769	12.10%	21,665	8.00%	27,082	10.00%
Peninsula Bank of Commerce	31,571	11.43%	22,097	8.00%	27,621	10.00%
San Jose National Bank	65,401	10.62%	49,266	8.00%	61,583	10.00%

Tier 1 Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$607,820	10.49%	$231,771	4.00%	$347,657	N/A
Bank of Petaluma	21,414	10.85%	7,895	4.00%	11,842	6.00%
Bank of Santa Clara	38,278	12.20%	12,550	4.00%	18,825	6.00%
Bay Area Bank	21,581	9.71%	8,890	4.00%	13,335	6.00%
Bay Bank of Commerce	18,211	10.38%	7,018	4.00%	10,527	6.00%
Coast Commercial Bank	41,741	13.89%	12,020	4.00%	18,031	6.00%
Cupertino National Bank	155,173	8.74%	71,017	4.00%	106,526	6.00%
Golden Gate Bank	26,342	9.92%	10,622	4.00%	15,933	6.00%
Mid-Peninsula Bank	99,570	8.94%	44,550	4.00%	66,826	6.00%
Mt. Diablo National Bank	29,364	10.84%	10,835	4.00%	16,253	6.00%
Peninsula Bank of Commerce	28,082	10.16%	11,056	4.00%	16,584	6.00%
San Jose National Bank	57,656	9.36%	24,639	4.00%	36,959	6.00%

Tier 1 Capital Leverage (To Average Assets):
Greater Bay Bancorp	$607,820	8.01%	$303,531	4.00%	$379,413	N/A
Bank of Petaluma	21,414	6.03%	14,205	4.00%	17,756	5.00%
Bank of Santa Clara	38,278	7.03%	21,780	4.00%	27,225	5.00%
Bay Area Bank	21,581	5.91%	14,606	4.00%	18,258	5.00%
Bay Bank of Commerce	18,211	6.12%	11,903	4.00%	14,878	5.00%
Coast Commercial Bank	41,741	7.75%	21,544	4.00%	26,930	5.00%
Cupertino National Bank	155,173	6.36%	97,593	4.00%	121,991	5.00%
Golden Gate Bank	26,342	6.00%	17,561	4.00%	21,952	5.00%
Mid-Peninsula Bank	99,570	6.89%	57,806	4.00%	72,257	5.00%
Mt. Diablo National Bank	29,364	6.02%	19,511	4.00%	24,389	5.00%
Peninsula Bank of Commerce	28,082	6.32%	17,773	4.00%	22,217	5.00%
San Jose National Bank	57,656	8.03%	28,720	4.00%	35,900	5.00%

NOTE 22—EARNINGS PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per share is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2002, 2001 and 2000.

	For the year ended December 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Net income	$124,274
Dividends on preferred stock	(4,206)

Income available to common shareholders	120,068	51,056,000	$2.35
Effect of dilutive securities:
Convertible preferred stock	4,206	2,012,000
Stock options	—	1,067,000

Diluted net income per share:
Income available to common shareholders after assumed conversions	$124,274	54,135,000	$2.30

	For the year ended December 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Income available to common shareholders	$79,816	49,498,000	$1.61
Effect of dilutive securities:
Stock options	—	1,442,000

Diluted net income per share:
Income available to common shareholders after assumed conversions	$79,816	50,940,000	$1.57

	For the year ended December 31, 2000
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Income available to common shareholders	$67,164	47,899,000	$1.40
Effect of dilutive securities:
Stock options	—	2,620,000

Diluted net income per share:
Income available to common shareholders after assumed conversions	$67,164	50,519,000	$1.33

There were options outstanding to purchase 2,177,125, 1,531,000 shares and 66,000 shares that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares, during the years ended December 31, 2002, 2001 and 2000, respectively, and were not included in the calculation of diluted net income per share.

All years presented have been restated to reflect the 2-for-1 stock split effective as of October 4, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Weighted average shares outstanding and all per share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2001 merger with SJNB Financial Corp. at a 1.82 conversion ratio and 2000 mergers with Bank of Petaluma at a 0.5731 conversion ratio, Bank of Santa Clara at a 0.8499 conversion ratio, Coast Bancorp at a 0.6338 conversion ratio and Mt. Diablo Bancshares at a 0.9532 conversion ratio.

NOTE 23—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The financial statements of Greater Bay Bancorp (parent company only) are presented below:

PARENT COMPANY ONLY—BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$18,567	$59,347
Investment in subsidiaries	798,789	594,660
Other investments	69,213	18,658
Other assets	145,715	48,448

Total assets	$1,032,284	$721,113

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debt	$210,311	$225,775
Other borrowings	103,580	6,800
Other liabilities	37,334	24,854

Total liabilities	351,225	257,429
Shareholders’ equity:
Convertible preferred stock	80,900	—
Common stock	233,177	206,294
Accumulated other comprehensive income	18,624	3,967
Retained earnings	348,358	253,423

Total shareholders’ equity	681,059	463,684

Total liabilities and shareholders’ equity	$1,032,284	$721,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

PARENT COMPANY ONLY—STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Income:
Interest income	$5,182	$3,098	$3,694
Cash dividends from subsidiaries	17,396	19,585	11,060
Non-interest income	432	2,856	1,379

Total	23,010	25,539	16,133

Expenses:
Interest expense	21,419	15,343	16,378
Salaries	41,952	34,588	22,280
Occupancy and equipment	12,283	8,782	6,416
Merger expenses	—	10,034	12,479
Other expenses	10,787	10.920	(58)
Less: rentals and fees received from Banks	(77,198)	(62,113)	(41,480)

Total	9,243	17,554	16,015

Income before taxes and equity in undistributed net income of subsidiaries	13,767	7,985	118
Income tax benefit	(1,690)	(4,765)	(3,548)

Income before equity in undistributed net income of subsidiaries	15,457	12,750	3,666

Equity in undistributed net income of subsidiaries	108,817	67,066	63,498

Net income	$124,274	$79,816	$67,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

PARENT COMPANY ONLY—STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows—operating activities
Net income	$124,274	$79,816	$67,164
Reconciliation of net income to net cash from operations:
Equity in undistributed net income of subsidiaries	(103,278)	(67,066)	(63,498)
Net change in other assets	(2,815)	(4,111)	(7,939)
Net change in other liabilities	11,016	(20,942)	43,941

Operating cash flow, net	29,197	(12,303)	39,668

Cash flows—investing activities
Purchases of available for sale securities	(95,258)	(43,693)	(51,517)
Proceeds from sale and maturities of available for sale securities	(50,555)	6,976	3,123
Proceeds from sale of TPS	1,000	—	—
Proceeds from sale of OREO	1,105	259	224
Dividends from subsidiaries	17,396	19,585	10,560
Capital contribution to the subsidiaries	(17,450)	(33,526)	(47,736)

Investing cash flows, net	(149,301)	(50,399)	(85,346)

Cash flows—financing activities
Net change in other borrowings	14,446	(4,534)	2,562
Proceeds from Zero Coupon Senior Convertible Contingent Debt Securities	200,000	—	—
Early retirement of Zero Coupon Senior Convertible Contingent Debt Securities	(117,666)	—	—
Stock retired by Greater Bay and SJNB Financial Corp.	—	(2,830)	—
Proceeds from private placement of stock	—	—	11,476
Proceeds from issuance of subordinated debt	5,000	118,500	50,500
Early retirement of subordinated debt	(20,000)	—	—
Proceeds from sale of common stock	26,883	11,640	15,294
Stock issued in purchase accounting transaction	—	1,376	—
Payment of convertible preferred stock cash dividends	(4,206)	—	—
Payment of common stock cash dividends	(25,133)	(22,255)	(18,686)

Financing cash flows, net	79,324	101,897	61,146

Net increase in cash and cash equivalents	(40,780)	39,195	15,468
Cash and cash equivalents at the beginning of the year	59,347	20,152	4,684

Cash and cash equivalents at end of the year	$18,567	$59,347	$20,152

NOTE 24—RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

Total dividends which may be declared by the Banks without receiving prior approval from regulatory authorities are limited to the lesser of the Banks’ retained earnings or the net income of the Banks for the latest three fiscal years, less dividends previously declared during that period.

The Banks are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Banks are prohibited from lending to Greater Bay or its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

affiliates unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Banks are limited, in the aggregate to 20% of each Bank’s capital and surplus, as defined by federal regulations, or a maximum of $164.1 million at December 31, 2002. No such advances were made during 2002 or exist as of December 31, 2002.

NOTE 25—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods and assumptions are set forth below for our financial instruments. Our estimated fair values of financial instruments as of December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$300,514	$300,514	$189,404	$189,404
Short term investments and Fed Funds Sold	14,000	14,000	26,000	26,000
Investment securities	2,562,986	2,562,986	2,970,630	2,970,630
Loans, net	4,661,546	4,713,406	4,370,977	4,413,079
Financial liabilities:
Deposits:
Demand, noninterest-bearing	1,028,672	1,028,672	953,989	953,989
MMDA, NOW and Savings	2,673,973	2,673,973	2,280,119	2,280,119
Time certificates, $100,000 and over	829,717	832,141	827,756	829,934
Other time certificates	739,911	742,300	928,207	932,047
Other borrowings	1,737,243	1,757,802	2,095,896	2,110,751
Company obligated mandatory redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	204,000	221,369	218,000	218,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

Investment Securities

The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of long-term investments, except certain state and municipal securities, is estimated based on quoted market prices or bid quotations from securities dealers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

Deposit Liabilities and Borrowings

The fair value for all deposits without fixed maturities and short-term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of core deposits does not reflect the market core deposits premium of approximately 10%—12%. Additionally, the fair value of deposits does not include the benefit that results from the low cost of funding provided by our deposits as compared to the cost of borrowing funds in the market.

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

Limitations

These fair value disclosures represent management’s best estimates, based on relevant market information and information about the financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, our entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 26—ACTIVITY OF BUSINESS SEGMENTS

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenue, as well as charges allocating the appropriate corporate-headquarters costs to each of its operating segments. Intersegment revenue is recorded at prevailing market terms and rates and is not significant to the results of the segments. This revenue is eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

We are organized primarily along community banking and insurance brokerage services business segments. We have aggregated 14 operating divisions into the “community banking” segment. Community banking provides a range of commercial banking services to small-and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The insurance brokerage services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; foreign operations are not material.

The following table shows each segments key operating results and financial position for the years ended or as of December 31, 2002, 2001 and 2000:

	2002			2001			2000
	Community banking	Insurance brokerage services	Total	Community banking	Insurance brokerage services	Total	Community banking	Insurance brokerage services	Total
	(Dollars in thousands)
Net interest income	$343,175	$888	$344,063	$305,807	$—	$305,807	$262,650	$—	$262,650
Non-interest income	49,167	88,515	137,682	41,985	—	41,985	60,789	—	60,789
Operating expenses:
Direct operating expense	85,311	73,649	158,960	121,302	—	121,302	144,740	—	144,740
Intercompany allocation	77,198	—	77,198	62,332	—	62,332	41,448	—	41,448

Total operating expenses	162,509	73,649	236,158	183,634	—	183,634	186,188	—	186,188
Net income before income taxes(1)	247,255	15,754	263,009	179,996	—	179,996	183,185	—	183,185
Total assets	6,797,182	246,261	7,043,443	7,155,941	—	7,155,941	5,335,716	—	5,335,716
Deposits	5,271,856	—	5,271,856	4,990,022	—	4,990,022	4,750,404	—	4,750,404

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 2002, 2001 and 2000 is presented below.

	As of and for year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net interest income and non-interest income
Total segment net interest income and non-interest income	$481,745	$347,792	$323,439
Parent company net interest income and non-interest income	19,759	4,335	(18,561)

Consolidated net interest income and other income	$501,504	$352,127	$304,878

Net income before taxes
Total segment net income before income taxes	$263,009	$179,996	$183,185
Parent company net income before income taxes	(66,682)	(73,712)	(72,356)

Consolidated net income before income taxes	$196,327	$106,284	$110,829

Total assets
Total segment assets	$7,043,443	$7,155,941	$5,335,716
Parent company segment assets	1,032,284	721,113	482,439

Consolidated total assets	$8,075,727	$7,877,054	$5,818,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

NOTE 27—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1)	changes in underlying asset, liability, or equity security of the guaranteed party or

2)	a third party’s failure to perform under an obligating guarantee (performance guarantee).

We consider the following off-balance sheet lending arrangements to be guarantees under FIN 45:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2002, the maximum undiscounted future payments that we could be required to make was $95.9 million. 84.3% of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD and The Matsco Companies, Inc based on their future operating results. As of December 31, 2002, under the acquisition agreement with ABD, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, payable through 2005 in a combination of cash, preferred stock and common stock. The Forecast EBITDA for ABD, as defined in the acquisition agreement, is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2002, under the acquisition agreement with The Matsco Companies, Inc, the maximum gross future earn-out payments to the former shareholders is $6.5 million, payable through 2006 in a combination of cash and common stock; and

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of December 31, 2002, the combined credit limits on those accounts are $10.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

NOTE 28—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the stated eight quarters:

	For the quarter ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands, except per share data)
Interest income	$116,936	$128,259	$130,792	$129,425
Net interest income	81,427	87,941	88,951	87,675
Provision for loan losses	7,000	27,776	9,000	16,000
Non-interest income	38,011	55,397	39,510	22,592
Other expenses	65,513	63,961	65,793	50,134
Income before taxes	46,925	51,601	53,668	44,133
Net income	30,666	32,470	33,536	27,602
Net income per share:
Basic	$0.57	$0.61	$0.64	$0.54
Diluted	$0.57	$0.60	$0.62	$0.52

	For the quarter ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(Dollars in thousands, except per share data)
Interest income	$129,946	$131,856	$124,669	$120,770
Net interest income	82,804	77,253	74,587	72,641
Provision for loan losses	28,950	8,400	10,049	7,328
Non-interest income	9,684	10,699	13,003	11,456
Other expenses	43,940	41,209	39,215	37,503
Income before taxes	19,598	38,343	38,326	39,266
Net income	7,515	23,826	23,943	24,532
Net income per share:
Basic	$0.15	$0.48	$0.48	$0.50
Diluted	$0.15	$0.46	$0.47	$0.48

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Greater Bay Bancorp:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/    PricewaterhouseCoopers LLP

San Francisco, California

February 10, 2003, except for Note 21,

as to which the date is February 18, 2003