Form 10-Q
period 2003-03-31
GREATER BAY BANCORP
filed 2003-05-09
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Outstanding shares of Common Stock, no par value, as of April 30, 2003:  51,920,203

GREATER BAY BANCORP

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$243,684	$300,514
Federal funds sold	128,000	14,000
Other short-term securities	3,490	—

Cash and cash equivalents	375,174	314,514
Investment securities:
Available for sale, at fair value	2,326,792	2,458,421
Other securities	97,823	104,565

Investment securities	2,424,615	2,562,986
Total loans:
Commercial	1,974,656	2,067,142
Term real estate—commercial	1,642,560	1,610,277

Total commercial	3,617,216	3,677,419
Real estate construction and land	704,041	710,990
Real estate other	247,335	251,665
Consumer and other	165,650	166,331
Deferred loan fees and discounts	(15,044)	(15,245)

Total loans, net of deferred fees	4,719,198	4,791,160
Allowance for loan and lease losses	(129,818)	(129,613)

Total loans, net	4,589,380	4,661,547
Property, premises and equipment, net	51,437	52,069
Goodwill	145,605	144,181
Other intangible assets	45,975	47,722
Interest receivable and other assets	326,820	292,708

Total assets	$7,959,006	$8,075,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$1,114,447	$1,028,672
MMDA, NOW and savings	2,658,502	2,673,973
Time certificates, $100,000 and over	803,328	829,717
Other time certificates	945,483	739,911

Total deposits	5,521,760	5,272,273
Borrowings	1,335,406	1,737,243
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	204,000	204,000
Other liabilities	186,670	165,502

Total liabilities	7,247,836	7,379,018

Preferred stock of real estate investment trust subsidiaries of the Banks	15,650	15,650

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 4,000,000 shares authorized	—	—
7.25% convertible preferred stock, stated value $50.00: recorded at fair value at issuance; 2,356,606 reserved shares; 1,630,504 and 1,673,898 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	80,441	80,900
Common stock, no par value: 80,000,000 shares authorized; 51,774,074 and 51,577,795 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	236,915	234,627
Unearned compensation	(723)	(1,450)
Accumulated other comprehensive income	13,915	18,624
Retained earnings	364,972	348,358

Total shareholders’ equity	695,520	681,059

Total liabilities and shareholders’ equity	$7,959,006	$8,075,727

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$80,877	$82,575
Investment securities:
Taxable	23,789	43,319
Tax-exempt	1,223	1,432

Total interest on investment securities	25,012	44,751
Other interest income	1,455	2,099

Total interest income	107,344	129,425

INTEREST EXPENSE
Deposits	16,533	20,934
Long-term borrowings	2,904	6,317
Trust Preferred Securities	4,807	4,980
Other borrowings	6,933	9,640

Total interest expense	31,177	41,871

Net interest income	76,167	87,554
Provision for loan and lease losses	6,495	16,000

Net interest income after provision for loan and lease losses	69,672	71,554

NON-INTEREST INCOME
Insurance agency commissions and fees	30,642	10,891
Service charges and other fees	2,831	2,828
Loan and international banking fees	2,038	2,527
Gain on sale of investments, net	2,023	347
Gain on sale of loans	1,543	496
Trust fees	757	906
ATM network revenue	406	583
Other income	4,524	4,014

Total	44,764	22,592

OPERATING EXPENSES
Compensation and benefits	45,432	28,575
Occupancy and equipment	9,642	8,838
Legal and other professional fees	4,962	1,689
Telephone, postage and supplies	1,746	1,633
Correspondent bank and ATM network fees	1,701	1,341
Amortization of intangibles	1,671	562
Data processing	1,251	1,129
Insurance	1,236	648
Marketing and promotion	1,115	1,452
FDIC insurance and regulatory assessments	498	463
Dividends paid on preferred stock of real estate investment trusts	453	464
Client services	344	647
Directors fees	338	289
Other expenses	2,953	2,283

Total operating expenses	73,342	50,013

Income before provision for income taxes	41,094	44,133
Provision for income taxes	15,997	16,531

Net income	$25,097	$27,602

Net income per common share—basic	$0.46	$0.54

Net income per common share—diluted	$0.45	$0.52

Cash dividends per share of common stock	$0.135	$0.115

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Net income	$25,097	$27,602

Other comprehensive loss:
Unrealized net losses on securities:
Unrealized net holding losses arising during period (net of taxes of $(2.5) million and $(45,000) for the three months ended March 31, 2003 and 2002, respectively)	(3,600)	(64)
Less: reclassification adjustment for net gain included in net income	(1,191)	(204)

Net change	(4,791)	(268)

Cash flow hedge:
Net losses arising during period (net of taxes of $(548,000) for the three months ended March 31, 2003)	(784)	—
Less: reclassification adjustment for income included in net income (net of taxes of $605,000 for the three months ended March 31, 2003)	866	—

Net change	82	—

Other comprehensive loss	(4,709)	(268)

Comprehensive income	$20,388	$27,334

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows—operating activities
Net income	$25,097	$27,602
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	6,495	16,000
Depreciation and amortization	7,148	9,156
Amortization of intangible assets	1,747	562
Accretion of discount on CODES	1,502	—
Deferred income taxes	(84)	(242)
Gain on sale of OREO	(98)	—
Gain on sale of loans	(1,543)	(496)
Gain on sale of investments, net	(2,023)	(347)
Changes in assets and liabilities net of effects from purchase of ABD:
Accrued interest receivable and other assets	(21,252)	(88,805)
Accrued interest payable and other liabilities	19,666	82,285
Deferred loan fees and discounts, net	(1,100)	(445)

Operating cash flows, net	35,555	45,270

Cash flows—investing activities
Maturities and partial paydowns on investment securities:
Available for sale	675,757	547,772
Other securities	7,367	—
Purchase of investment securities:
Available for sale	(738,205)	(893,996)
Other securities	(625)	(7,778)
Proceeds from sale of available for sale securities	181,582	140,065
Loans, net	53,833	(22,088)
Proceeds from sale of portfolio loans	14,482	4,464
Payment for business acquisition	(1,883)	(40,793)
Proceeds from sale of other real estate owned	495	—
Purchase of property, premises and equipment	(2,162)	(2,091)
Purchase of bank owned life insurance policies	(7,718)	(19,600)

Investing cash flows, net	182,923	(294,045)

Cash flows—financing activities
Net change in deposits	249,487	51,141
Net change in other borrowings—short-term	(512,301)	67,932
Proceeds from other borrowings—long-term	—	149,600
Principal repayment—long-term borrowings	(37,460)	—
Proceeds from Senior Notes Series A	147,924	—
Proceeds from sale of common stock	3,014	7,612
Cash dividends on convertible preferred stock	(1,478)	(262)
Cash dividends on common stock	(7,004)	(5,821)

Financing cash flows, net	(157,818)	270,202

Net change in cash and cash equivalents	60,660	21,427
Cash and cash equivalents at beginning of period	314,514	215,404

Cash and cash equivalents at end of period	$375,174	$236,831

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$30,775	$34,817

Income taxes	$228	$—

Non-cash transactions:
Additions to other real estate owned	$3,000	$972

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of March 31, 2003, and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended March 31, 2003 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we,” “our” or “the Company” on a consolidated basis) and are not audited. The interim financial data as of March 31, 2003 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2003.

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

In addition to these divisions, we have the following consolidated subsidiaries which issued trust preferred securities and purchased Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNB Investment Trust I (“CNBIT I”), CNB Investment Trust II (“CNBIT II”), MPB Investment Trust (“MPBIT”), and SJNB Investment Trust (“SJNBIT”), all of which are Maryland real estate investment trusts and wholly owned subsidiaries of Cupertino National Bank, Mid-Peninsula Bank, and San Jose National Bank, respectively. These entities were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay, its subsidiaries and operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current presentation. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

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

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

	Unrealized gains on securities	Cash flow hedges	Accumulated other comprehensive income
	(Dollars in thousands)
Balance—December 31, 2002	$18,996	$(372)	$18,624
Current period change in fair value	(4,791)	82	(4,709)

Balance—March 31, 2003	$14,205	$(290)	$13,915

Balance—December 31, 2001	$3,967	$—	$3,967
Current period change in fair value	(268)	—	(268)

Balance—March 31, 2002	$3,699	$—	$3,699

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 123 and No. 148”). Under the provisions of SFAS No. 123 and No. 148, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. If we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology. We implemented the requirements of SFAS No. 123 and No. 148 in 1997 and have elected to adopt the disclosure provisions of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for stock options. Accordingly, no compensation cost has been recognized for our stock option plan. Had compensation for our stock option plan been determined consistent with SFAS No. 123, our net income per common share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31
	2003	2002
	(Dollars in thousands, except per share amounts)
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,174	$1,182
Net income:
As reported	$25,097	$27,602
Pro forma	$23,923	$26,420

Basic net income per common share:
As reported	$0.46	$0.54
Pro forma	$0.43	$0.52

Diluted net income per common share:
As reported	$0.45	$0.52
Pro forma	$0.43	$0.50

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the periods indicated:

	Three months ended March 31
	2003	2002
Dividend yield	3.4%	1.5%
Expected volatility	45.2%	37.0%
Risk free rates	2.9%	4.4%
Weighted average expected life	5.75	5.75

No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the common share stock price over the option price when the options are exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

NOTE 2—BUSINESS COMBINATIONS

On March 12, 2002, we completed the acquisition of ABD for a purchase price of approximately $195.2 million in cash and shares of a new series of convertible preferred stock in a tax-free reorganization accounted for using the purchase method of accounting. This amount included an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and the present value of an earn-out payment of approximately $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals annually through 2005. In addition, we capitalized merger and other related costs of $1.6 million which was recorded as goodwill. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The source of funds for the acquisition was a $30.0 million term loan and available cash.

We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $95.6 million, which was recorded as goodwill. Assets acquired included other intangibles of $50.4 million, representing the fair value of ABD’s book of business at the acquisition date. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). Based upon our evaluation, as of December 31, 2002, no impairment exists. The other intangible assets will be amortized using a method that approximates the anticipated utilization of the expirations that will cover a period of seven years and nine months.

The following table presents pro forma financial information as if the acquisition of ABD had occurred on January 1, 2002.

	Three months ended March 31, 2002
	Greater Bay Bancorp	ABD(1)	Pro forma
	(Dollars in thousands, except per share amounts)
Net interest income and non-interest income	$110,146	$15,665	$125,811
Income before provision for income taxes	44,133	(611)	43,522
Net income	27,602	(667)	26,935

Net income per common share—basic			$0.53

Net income per common share—diluted			$0.50

(1)	Includes only ABD’s results through March 11, 2002. ABD’s post-acquisition results, including revenues of $11.1 million, income before provision for income taxes of $3.6 million and net income of $2.1 million, are included in the Greater Bay Bancorp column for 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment are as follows at the dates indicated:

	March 31, 2003		December 31, 2002
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
	(Dollars in thousands)
Community banking:
CAPCO	$6,054	$130	$6,054	$140
Matsco	19,707	—	18,207	—
Other	2,360	2,049	2,360	2,140

Total community banking	28,121	2,179	26,621	2,280

Insurance brokerage services:
ABD	117,484	43,796	117,560	45,442

Total	$145,605	$45,975	$144,181	$47,722

Based on ABD achieving its specified performance goals for 2002, we accrued for ABD’s estimated 2002 earn-out payment as of December 31, 2002. During the quarter ended March 31, 2003, we finalized procedures to determine the exact amount of the ABD earn-out payment. As a result of the final determination of the 2002 earn-out payment, we reduced the number of shares of convertible preferred stock issued by approximately 43,394 shares and reduced goodwill by $76,000. Also included in the balance of goodwill recorded in connection with the Matsco acquisition is additional goodwill of $1.5 million that was recognized during the first quarter of 2003 upon satisfaction of certain contingencies.

We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill was no longer amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over 20 years.

We recorded expirations of $45.4 million in connection with the ABD acquisition. Expirations represent the estimated fair value of ABD’s existing customer list (or “book of business”) that ABD had developed over a period of years through the date of acquisition by Greater Bay. The expirations are estimated to have a life of seven years and nine months. Amortization for intangibles for 2003 and each of the next five years is estimated to range between $5.0 million and $6.5 million per year.

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at March 31, 2003 were as follows:

	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
ABD expirations	$50,375	$(6,579)	$43,796
CAPCO customer base	200	(70)	130
Core deposits	3,461	(1,412)	2,049

Total intangible assets	$54,036	$(8,061)	$45,975

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2002, we completed the required initial impairment tests of goodwill and an annual update. Based upon our latest evaluation, our goodwill was not impaired at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

NOTE 4—BORROWINGS

Borrowings are detailed as follows:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Short-term borrowings:
FHLB advances	$774,558	$1,279,565
Securities sold under agreements to repurchase	94,997	111,291
Fed funds purchased	9,000	—

Total short-term borrowings	878,555	1,390,856

Long-term borrowings:
FHLB advances	171,541	206,834
Senior Notes Series A	148,374	—
Zero Coupon Senior Convertible Contingent Debt Securities	73,977	73,580
Term loan	30,000	30,000
Securities sold under agreements to repurchase	20,000	20,000
Other long-term notes payable	12,959	15,973

Total long-term borrowings	456,851	346,387

Total borrowings	$1,335,406	$1,737,243

Short-term borrowings

During the three months ended March 31, 2003 and the year ended December 31, 2002, the average balance of short-term FHLB advances was $1.0 billion and $1.2 billion, respectively, and the average interest rates during those periods were 2.29% and 2.78%, respectively. The maximum amounts outstanding at any month-end during the three months ended March 31, 2003 and the year ended December 31, 2002 were $1.1 billion and $1.4 billion, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. At March 31, 2003 and December 31, 2002, investment securities with a carrying value of $1.5 billion and $1.5 billion, respectively, and loans with a carrying value of $338.6 million and $322.8 million, respectively, were pledged to the FHLB for both short-term and long-term borrowings.

During the three months ended March 31, 2003 and the year ended December 31, 2002, the average balance of securities sold under short-term agreements to repurchase was $102.8 million and $236.8 million, respectively, and the average interest rates during those periods were 2.30% and 2.05%, respectively. The maximum amounts outstanding at any month-end during the three months ended March 31, 2003 and the year ended December 31, 2002 were $114.3 million and $400.9 million, respectively. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase.

During the three months ended March 31, 2003 and the year ended December 31, 2002, the average balance of federal funds purchased was $511,000 and $314,000, respectively, and the average interest rates during those periods were 1.75% and 1.82%, respectively. There were no amounts outstanding at any month-end during the three months ended March 31, 2003 and the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

In addition, as of March 31, 2003 and December 31, 2002, we had a short-term, secured credit facility totaling $60.0 million. At March 31, 2003 and December 31, 2002, we had no advances outstanding under this facility. The credit facility provides for an interest rate of LIBOR plus 0.875%. As of March 31, 2003, we were in compliance with all financial covenants for this credit facility. We had additional short-term credit facilities with similar terms available during the year ended December 31, 2002. During the three months ended March 31, 2003 and the year ended December 31, 2002, the average balances under all of our short-term credit facilities were $0 and $16.5 million, respectively, and the average interest rates during those periods were 0% and 2.81%, respectively. The maximum amounts outstanding at any month-end under these types of facilities during the three months ended March 31, 2003 and the year ended December 31, 2002 were $0 and $45.0 million, respectively.

Long-term borrowings

The long-term FHLB advances mature between 2004 and 2011. During the three months ended March 31, 2003 and the year ended December 31, 2002, we paid an average interest rate of 3.81% and 3.73%, respectively on these advances.

As of March 31, 2003 and December 31, 2002, we had a term loan outstanding of $30.0 million that matures in 2007. For the three months ended March 31, 2003 and the year ended December 31, 2002, we paid an average rate of 3.20% on this loan. As of March 31, 2003, we were in compliance with all related financial covenants for this credit facility.

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of Senior Notes, Series A. As of March 31, 2003, there was an outstanding balance of $148.4 million on these notes. The notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The notes mature on March 31, 2008. The notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We will use the net proceeds from the notes for general corporate purposes, which may include working capital, capital expenditures, acquisitions and repayment of existing indebtedness. The notes are not registered with the Securities Exchange Commission (“SEC”). We have entered into a registration rights agreement with the initial purchasers, in which we agreed to make an exchange offer which, if consummated, will permit holders to exchange their notes for a new series of notes (the “exchange notes”) that are identical in all material respects with the notes, except that the exchange notes will be registered with the SEC. If we fail to proceed with the exchange offer as required under the notes, we will be required to pay additional interest on the notes at a rate of 0.25% per annum until all registration defaults have been cured.

NOTE 5—PER SHARE DATA

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the three months ended March 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

	For the three months ended March 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Net income	$25,097
Dividends on preferred stock	(1,478)

Income available to common shareholders	23,619	51,735,000	$0.46
Effect of dilutive securities:
Stock options	—	426,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$23,619	52,161,000	$0.45

	For the three months ended March 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per share:
Net income	$27,602
Dividends on preferred stock	(262)

Income available to common shareholders	27,340	50,204,000	$0.54
Effect of dilutive securities:
Convertible preferred stock	262	827,000
Stock options	—	1,995,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$27,602	53,026,000	$0.52

There were options outstanding to purchase 4,967,118 shares and 1,850,351 shares that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares, during the three months ended March 31, 2003 and 2002, respectively.

The convertible preferred stock was considered anti-dilutive in the first quarter of 2003, whereby the preferred dividends of $1.5 million divided by the common stock equivalent of the convertible preferred stock of 2,785,000 shares was greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $1.5 million for the first quarter of 2003.

NOTE 6—ACTIVITY OF BUSINESS SEGMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

We are organized primarily along community banking and insurance brokerage services business segments. We have aggregated 14 operating divisions into the “community banking” segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; we have no foreign operations.

The following table shows each segment’s key operating results and financial position for the three months ended March 31, 2003 and 2002:

	As of and for the three months ended March 31, 2003			As of and for the three months ended March 31, 2002
	Community banking	Insurance agency services	Total	Community banking	Insurance agency services(2)	Total
	(Dollars in thousands)
Statements of operations
Net interest income after provision for loan and lease losses	$74,187	$219	$74,406	$70,737	$166	$70,903
Non-interest income	12,760	30,642	43,402	10,290	10,891	21,181
Operating expenses:
Direct operating expenses	24,304	23,557	47,861	22,262	7,495	29,757
Intercompany allocation	29,129	—	29,129	18,497	—	18,497

Total operating expenses	53,433	23,557	76,990	40,759	7,495	48,254

Income before provision for income taxes(1)	$33,513	$7,305	$40,818	$40,269	$3,562	$43,831

Balance sheets
Total assets	$6,537,025	$240,481	$6,777,506	$6,994,936	$210,517	$7,205,453
Deposits	5,521,759	—	5,521,759	5,272,273	—	5,272,273

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	We acquired ABD on March 12, 2002 and its results of operations are included only from the date of acquisition through March 31, 2002.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the three months ended March 31, 2003 and 2002 is presented below.

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(Dollars in thousands)
Net interest income and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$117,808	$92,084
Parent company net interest income after provision for loan and lease losses and non-interest income	(3,372)	2,062

Consolidated net interest income after provision for loan and lease losses and non-interest income	$114,436	$94,146

Income before provision for income taxes
Total segment income before provision for income taxes	$40,818	$43,831
Parent company income before provision for income taxes	276	302

Consolidated income before provision for income taxes	$41,094	$44,133

Total assets
Total segment assets	$6,777,506	$7,205,453
Parent company assets	1,181,500	870,274

Consolidated total assets	$7,959,006	$8,075,727

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

NOTE 7—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1)	changes in underlying asset, liability, or equity security of the guaranteed party or

2)	a third party’s failure to perform under an obligating guarantee (performance guarantee).

We consider the following off-balance sheet lending arrangements to be guarantees under FIN 45:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At March 31, 2003, the maximum undiscounted future payments that we could be required to make was $98.9 million. 60.6% of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD and The Matsco Companies, Inc based on their future operating results. As of March 31, 2003, under the acquisition agreement with ABD, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstance, common stock. The Forecast EBITDA for ABD, as defined in the acquisition agreement, is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of March 31, 2003, under the acquisition agreement with The Matsco Companies, Inc, the maximum gross future earn-out payments to the former shareholders is $4.5 million, through 2005; and

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of March 31, 2003, the combined credit limits on those accounts are $4.9 million.

NOTE 8—VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. As of March 31, 2003, we did not have an interest in any variable interest entities.

Matsco Lease Finance, Inc. III (“MLF III”) is a special purpose corporation wholly owned by Greater Bay formed for the purpose of issuing lease-backed notes. MLF III, CNBIT I, CNBIT II, MPBIT and SJNBIT each have some characteristics of variable interest entities as defined by FIN 46. The results of and financial position of these five entities are fully consolidated with our results and financial position, and therefore these entities are exempt from the provisions of FIN 46.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003 and December 31, 2002 and for the

Three Months Ended March 31, 2003 and 2002

NOTE 9—COMMON STOCK CASH DIVIDEND

On March 25, 2003, we declared a cash dividend of $0.135 cents per common share payable on April 21, 2003 to shareholders of record as of April 4, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Greater Bay is a financial holding company with 11 bank subsidiaries (the “Banks”): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD. We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

In addition to these divisions, we have the following consolidated subsidiaries which issued trust preferred securities and purchased Greater Bay’s junior subordinated deferrable interest debentures: GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII. We also created CNBIT I, CNBIT II, MPBIT, and SJNBIT, all of which are Maryland real estate investment trusts and wholly owned subsidiaries of Cupertino National Bank, Mid-Peninsula Bank, and San Jose National Bank, respectively. These entities were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Matsco markets its dental and veterinarian financing services nationally.

At March 31, 2003, we had total assets of $8.0 billion, total loans, net, of $4.6 billion and total deposits of $5.5 billion.

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries. The allowance for loan and lease losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

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

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

Available for Sale Securities

The fair value of most securities classified as available for sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deferred Tax Assets

Our deferred tax assets are explained in Note 15 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 17 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements include estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes income, income per common share and certain key financial ratios for the periods indicated.

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(Dollars in thousands, except per share amounts)
Net income	$25,097	$27,602
Net income per common share:
Basic	$0.46	$0.54
Diluted	$0.45	$0.52
Return on average assets	1.28%	1.39%
Return on average shareholders’ equity	14.66%	20.38%

Net income declined 9.1% during the first quarter of 2003 as compared to the first quarter of 2002. The decline was due primarily to lower net yield on interest-earning assets reflecting the continual reduction in market interest rates and increases in operating expenses due to the ABD acquisition and our increased emphasis on enhanced enterprise-wide risk management. These factors were partially offset by increased ABD net income and a lower provision for loan and lease losses. For the three months ended March 31, 2003, net interest income decreased 13.0% as compared to the three months ended March 31, 2002. This decrease was primarily due to a 38 basis point decrease in our net yield on interest-earning assets for the three months ended March 31, 2003 as compared to the same period of 2002. Non-interest income for the three months ended March 31, 2003 increased 98.1%, primarily as a result of the ABD acquisition. Operating expenses increased 46.6% during the three months ended March 31, 2003, as compared to three months ended March 31, 2002 primarily as a result of the ABD acquisition on March 12, 2002, which was responsible for 68.8% of the increase, and our increased emphasis on enhanced enterprise-wide risk management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Overview

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. Two years ago, our balance sheet had substantial IRR in a falling rate environment, as the majority of our loans had interest rates tied to the prime rate. Interest rates on those loans move downward immediately upon a market interest rate decrease, compared to our interest-bearing liabilities, that do not reprice as quickly, or to the same magnitude, as the interest rate sensitive loans. At that time, we initiated a program to shift the funding source for our specialty finance businesses, comprised of the CAPCO, Corporate Finance, Matsco and Pacific Business Funding divisions, from a core deposit base to a wholesale funding strategy. This strategy also changed our balance sheet to a more leveraged position that was designed to protect our net interest income in a declining interest rate environment.

Over the course of the last 12 months, the Federal Reserve’s target Federal funds rate declined 50 basis points during the first quarter of 2003 from the first quarter of 2002. Our IRR strategy mitigated the adverse impact of this continuing interest rate decline, while also protecting our net interest income.

We continue to proactively manage our IRR in this uncertain economic market environment to ensure that we are positioned for long-term success compared to short-term earnings goals that would not be sustainable in a rising interest rate environment. Our current strategy, which is continually reviewed in relationship to market conditions, includes a gradual reduction of the investment securities portfolio. This strategy will continue to reduce current net interest income in the near-term, but will position us to take advantage of an improving economy and rising market interest rates over the longer term. Because the balance sheet is positioned to be more asset sensitive, our net interest margin will continue to be pressured in the event of a continuing flat-to-declining interest rate environment.

The contraction of the investment securities portfolio will continue through 2003, with a target of approximately $2.0 billion for our investment securities portfolio by the end of this year. During the first quarter of 2003, the investment securities portfolio declined by $138.4 million to $2.4 billion. While $2.0 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate assets could change the ultimate portfolio size and composition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Net interest income decreased 13.0% to $76.2 million for the first quarter of 2003 from $87.6 million for the first quarter of 2002. This decrease was primarily due to the 38 basis point decrease in our net yield on interest-earning assets, and to a lesser degree, the $408.3 million, or 5.4%, decrease in average interest-earning assets.

Net interest income decreased 6.0% to $76.2 million in the first quarter of 2003 from $81.0 million during the fourth quarter of 2002. This decrease was primarily due to the 3 basis point decrease in our net yield on interest-earning assets and by the $249.2 million, or 3.4%, decrease in our average interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended March 31, 2003			Three months ended March 31, 2002
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$49,956	$139	1.13%	$55,159	$222	1.63%
Other short-term securities	7,441	79	4.31%	345	5	5.88%
Investment securities:
Taxable	2,261,348	25,026	4.49%	2,917,473	45,191	6.28%
Tax-exempt(2)	93,890	1,223	5.28%	125,618	1,432	4.62%
Loans(3)	4,716,930	80,877	6.95%	4,439,279	82,575	7.54%

Total interest-earning assets	7,129,565	107,344	6.11%	7,537,874	129,425	6.96%
Noninterest-earning assets	810,245			490,786

Total assets	$7,939,810	107,344		$8,028,660	129,425

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,715,821	8,247	1.23%	$2,346,499	8,751	1.51%
Time deposits, over $100,000	539,702	2,902	2.18%	603,115	3,857	2.59%
Other time deposits	1,109,600	5,385	1.97%	1,170,100	8,326	2.89%

Total interest-bearing deposits	4,365,123	16,534	1.54%	4,119,714	20,934	2.06%
Borrowings	1,511,075	9,836	2.64%	2,100,865	15,957	3.08%
Trust Preferred Securities	204,000	4,807	9.56%	233,022	4,980	8.67%

Total interest-bearing liabilities	6,080,198	31,177	2.08%	6,453,601	41,871	2.63%
Noninterest-bearing deposits	977,556			935,428
Other noninterest-bearing liabilities	172,297			75,025
Preferred stock of real estate investment trust subsidiaries of the Banks	15,650			15,306
Shareholders’ equity	694,109			549,300

Total shareholders’ equity and liabilities	$7,939,810	31,177		$8,028,660	41,871

Net interest income		$76,167			$87,554

Interest rate spread			4.03%			4.33%
Contribution of interest free funds			0.31%			0.38%

Net yield on interest-earning assets(4)			4.33%			4.71%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax exempt securities are 7.94% and 6.77% for the three months ended March 31, 2003 and March 31, 2002, respectively, using the federal statutory rate of 34%.
(3)	Loan fees totaling $1.1 million and $1.9 million are included in loan interest income for the three months ended March 31, 2003 and March 31, 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended March 31, 2003			Three months ended December 31, 2002
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$49,956	$139	1.13%	$87,667	$282	1.28%
Other short-term securities	7,441	79	4.31%	32,528	186	2.27%
Investment securities:
Taxable	2,261,348	25,026	4.49%	2,447,710	31,368	5.08%
Tax-exempt(2)	93,890	1,223	5.28%	108,747	1,296	4.73%
Loans(3)	4,716,930	80,877	6.95%	4,702,111	83,804	7.07%

Total interest-earning assets	7,129,565	107,344	6.11%	7,378,763	116,936	6.29%
Noninterest-earning assets	810,245			840,862

Total assets	$7,939,810	107,344		$8,219,625	116,936

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,715,821	8,247	1.23%	$2,780,112	9,337	1.33%
Time deposits, over $100,000	539,702	2,902	2.18%	555,671	3,345	2.39%
Other time deposits	1,109,600	5,385	1.97%	1,203,345	6,818	2.25%

Total interest-bearing deposits	4,365,123	16,534	1.54%	4,539,128	19,500	1.70%
Borrowings	1,511,075	9,836	2.64%	1,634,780	11,782	2.86%
Trust Preferred Securities	204,000	4,807	9.56%	203,000	4,635	9.06%

Total interest-bearing liabilities	6,080,198	31,177	2.08%	6,376,908	35,917	2.23%
Noninterest-bearing deposits	977,556			995,490
Other noninterest-bearing liabilities	172,297			163,861
Preferred stock of real estate investment trust subsidiaries of the Banks	15,650			15,650
Shareholders’ equity	694,109			667,716

Total shareholders’ equity and liabilities	$7,939,810	31,177		$8,219,625	35,917

Net interest income		$76,167			$81,019

Interest rate spread			4.03%			4.05%
Contribution of interest free funds			0.31%			0.30%

Net yield on interest-earning assets(4)			4.33%			4.36%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax exempt securities are 7.94% and 6.96% for the three months ended March 31, 2003 and December 31, 2002, respectively, using the federal statutory rate of 34%.
(3)	Loan fees totaling $1.1 million and $1.0 million are included in loan interest income for the three months ended March 31, 2003 and December 31, 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three months ended March 31, 2003 compared with March 31, 2002 favorable / (unfavorable)			Three months ended March 31, 2003 compared with December 31, 2002 favorable / (unfavorable)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(19)	$(64)	$(83)	$(113)	$(30)	$(143)
Other short-term investments	76	(2)	74	(662)	555	(107)
Investment securities:
Taxable	(8,885)	(11,280)	(20,165)	(2,497)	(3,845)	(6,342)
Tax-exempt	(395)	186	(209)	(199)	126	(73)
Loans	4,985	(6,683)	(1,698)	(33)	(2,894)	(2,927)

Total interest income	(4,238)	(17,843)	(22,081)	(3,504)	(6,088)	(9,592)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(1,260)	1,764	504	255	835	1,090
Time deposits over $100,000	380	575	955	110	333	443
Other time deposits	411	2,530	2,941	552	881	1,433

Total interest-bearing deposits	(469)	4,869	4,400	917	2,049	2,966
Borrowings	4,055	2,066	6,121	966	980	1,946
Trust Preferred Securities	655	(482)	173	(14)	(158)	(172)

Total interest expense	4,242	6,452	10,694	1,869	2,871	4,740

Net increase (decrease) in net interest income	$4	$(11,391)	$(11,387)	$(1,635)	$(3,217)	$(4,852)

The Quarter Ended March 31, 2003 Compared to March 31, 2002

Interest income in the first quarter of 2003 decreased 17.1%, or $22.1 million, to $107.3 million from $129.4 million in the quarter ended March 31, 2002. This was primarily due to the decline in interest rates and to a lesser extent, a decrease in interest-earning assets.

The average yield on interest-earning assets decreased 85 basis points to 6.11% in the first quarter of 2003 from 6.96% in the same period of 2002 primarily reflecting the general decline in market rates of interest during 2002. The average yield on loans decreased 59 basis points to 6.95% in the first quarter of 2003 from 7.54% in the same period of 2002.

Average interest-earning assets decreased $408.3 million, or 5.4%, to $7.1 billion in the first quarter of 2003, compared to $7.5 billion in the same period of 2002. Average loans increased $277.7 million, or 6.3%, to $4.7 billion for the three months ended March 31, 2003 from $4.4 billion in the same period of 2002 as a result of our relationship managers’ business development efforts. Average investment securities, Federal funds sold and other short-term securities, decreased 22.2% to $2.4 billion in the first quarter of 2003 from $3.1 billion in the same period of 2002 as a result of our IRR strategy described above. Loans represented approximately 66.2% of total interest-earning assets in the first quarter of 2003 compared to 58.9% in the same period of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Interest expense in the first quarter of 2003 decreased 25.5%, or $10.7 million, to $31.2 million from $41.9 million in the same period of 2002, reflecting the declines in interest rates and average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 54 basis points to 2.08% in the first quarter of 2003 from 2.63% in the first quarter of 2002. Average interest-bearing liabilities decreased 5.8% to $6.1 billion in the first quarter of 2003 from $6.5 billion in the same period of 2002. The decrease was due primarily to the decrease in wholesale funding resulting from our IRR strategy.

During the first quarter of 2003, average noninterest-bearing deposits increased to $977.6 million from $935.4 million in the same period of 2002.

As a result of the foregoing, our interest rate spread decreased to 4.03% in the first quarter of 2003 from 4.33% in the same period of 2002, and the net yield on interest-earning assets decreased in the first quarter of 2003 to 4.33% from 4.71% in the same period of 2002.

The Quarter Ended March 31, 2003 Compared to December 31, 2002

Interest income in the first quarter of 2003 decreased 8.2%, or $9.6 million, to $107.3 million from $116.9 million in the previous quarter. This was due to the decline in interest rates and the decline in interest-earning assets.

The average yield on interest-earning assets decreased 18 basis points to 6.11% in the first quarter of 2003 from 6.29% in the previous quarter primarily reflecting the decline in the market rate of short-term investments during the first quarter of 2003. The average yield on loans decreased 12 basis points to 6.95% in the first quarter of 2003 from 7.07% in the fourth quarter of 2002.

Average interest-earning assets decreased $249.2 million, or 3.4%, to $7.1 billion in the first quarter of 2003, compared to $7.4 billion in the previous quarter. Average loans increased $14.8 million, or 0.3%, during the three months ended March 31, 2003 from the previous quarter. This increase was offset by a decrease in average investment securities, Federal funds sold and other short-term securities, of 9.9% to $2.4 billion in the first quarter of 2003 from $2.7 billion in the previous quarter as a result of our IRR strategy described above. Loans represented approximately 66.2% of total interest-earning assets in the first quarter of 2003 compared to 63.7% in the previous quarter.

Interest expense in the first quarter of 2003 decreased 13.2%, or $4.7 million, to $31.2 million from $35.9 million in the previous quarter, reflecting the declines in interest rates and average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 15 basis points to 2.08% in the first quarter of 2003 from 2.23% in the previous quarter. Average interest-bearing liabilities decreased 4.7% to $6.1 billion in the first quarter of 2003 from $6.4 billion in the previous quarter. The decrease was due primarily to the decrease in wholesale funding resulting from our IRR strategy.

During the first quarter of 2003, average noninterest-bearing deposits decreased to $977.6 million from $995.5 million in the previous quarter.

As a result of the foregoing, our interest rate spread decreased to 4.03% in the first quarter of 2003 from 4.05% in the previous quarter, and the net yield on interest-earning assets decreased in the first quarter of 2003 to 4.33% from 4.36% in the previous quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties and regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area. Periodic fluctuations in the provision for loan and lease losses result from management’s assessment of the adequacy of the allowance for loan and lease losses; however, actual losses may vary from current estimates.

The provision for loan and lease losses in the first quarter of 2003 was $6.5 million, compared to $7.0 million in the fourth quarter of 2002 and $16.0 million in the first quarter of 2002. The slight decrease in the provision for loan and lease losses reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan and lease losses. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION—Allowance for Loan and Lease Losses”.

Non-Interest Income

The following table sets forth information concerning non-interest income by category for the periods indicated.

	Three month periods ended:
	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands)
Insurance agency commissions and fees	$30,642	$23,664	$26,359	$27,601	$10,891
Service charges and other fees	2,831	2,786	2,771	2,762	2,828
Loan and international banking fees	2,038	2,309	2,124	2,273	2,527
Gain on sale of investments, net	2,023	(358)	9,065	3,004	347
Gain on sale of loans	1,543	1,999	2,049	210	496
Trust fees	757	922	844	894	906
ATM network revenue	406	574	629	628	583
Other income	4,524	3,510	5,875	2,138	4,014
Gain on early retirement of CODES	—	2,605	5,770	—	—
Warrant income	—	—	(89)	—	—

Total	$44,764	$38,011	$55,397	$39,510	$22,592

Non-interest income increased during the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002, primarily due to the increases in insurance agency commissions and fees, gain on sale of investments, net and other income.

Our first quarter of 2003 results included insurance agency commissions and fees totaling $30.6 million, as compared to $23.7 million recorded during the fourth quarter of 2002 and $10.9 million recorded during the first quarter of 2002. A portion of the increase during the first quarter of 2003, as compared to the fourth quarter of 2002, is as a result of the seasonality of ABD’s revenues. During the first quarter of 2003, ABD received a significant portion of its annual override income which represents bonus payments from insurance companies based on various factors related to ABD’s production during the prior calendar year. The amount of override income is not estimable before receipt, and therefore this income is not recorded until received. The increase during the first quarter of 2003, as compared to the same period in 2002, is a result of the timing of the acquisition of ABD, which occurred on March 12, 2002. As a result, the first quarter of 2002 only included one month of ABD’s operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

During the first quarter of 2003, we recorded a $2.0 million gain on sale of investments, compared to a $358,000 loss for the fourth quarter of 2002, and a $347,000 gain in the first quarter of 2002. The gain on sale of investments in the first quarter of 2003 was the result of sales undertaken in order to manage IRR and in anticipation of forthcoming increases in prepayment rates. Also, the gain on sale of investments is net of a $1.5 million loss for first quarter of 2003, a $2.4 million loss for fourth quarter of 2002 and a $147,000 gain for first quarter of 2002 recognized on derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

During the first quarter of 2003, we recorded a $1.5 million gain on sale of loans, compared to $2.0 million for the fourth quarter of 2002, and $496,000 in the first quarter of 2002. Of the $1.5 million gain on sale of loans, $1.2 million of the gain was related to the sale of $9.7 million of Matsco’s loan production during the first quarter of 2003. There was no sale of Matsco’s loan production for the same period of last year. During the first quarter of 2003, the gain on sale of loans also includes gains on the sale of SBA loans of $347,000, as compared to $956,000 during the fourth quarter of 2002 and $496,000 for the same period of last year.

For the first quarter of 2003, our trust fees declined to $757,000, as compared to $922,000 for the fourth quarter of 2002 and $906,000 for the first quarter of 2002. The decline is due to a decrease in market value of assets under administration, primarily in the employee benefits area. The assets under management were $598.9 million at March 31, 2003, as compared to $607.2 million at December 31, 2002, and $644.2 million at March 31, 2002. The decline in assets was a result of the decline in market value of assets outpacing asset inflows.

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands)
Compensation and benefits	$45,432	$41,735	$39,767	$38,647	$28,575
Occupancy and equipment	9,642	10,225	10,035	10,267	8,838
Legal and other professional fees	4,962	2,835	2,462	1,915	1,689
Amortization of intangibles	1,671	1,658	1,650	1,650	562
FDIC insurance and regulatory assessments	498	491	409	417	463
Dividends paid on real estate investment trusts	453	421	465	464	463
Client service expenses	344	480	433	557	647
Expenses on other real estate owned	1	—	—	—	—
Other expenses	10,339	7,260	7,957	10,597	8,776
Contribution to the Greater Bay Bancorp Foundation and related expenses	—	—	479	—	—
Trust Preferred Securities early retirement expense	—	—	—	975

Total operating expenses	$73,342	$65,105	$63,657	$65,489	$50,013

Efficiency ratio	60.65%	54.70%	44.50%	51.10%	45.41%
Total operating expenses to average assets	3.75%	3.14%	2.98%	3.12%	2.53%

Operating expenses totaled $73.3 million for the first quarter of 2003, as compared to $65.1 million for the fourth quarter of 2002 and $50.0 million for the first quarter of 2002. The ratio of operating expenses to average assets was 3.75% in the first quarter of 2003, 3.14% in the fourth quarter of 2002, and 2.53% in the first quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

We computed the efficiency ratio by dividing total operating expenses by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate more efficient resource allocation. Our efficiency ratio for the first quarter of 2003 was 60.65%, as compared to 54.70% in the fourth quarter of 2002 and 45.41% in the first quarter of 2002.

Operating expenses for the fourth quarter of 2002 were net of approximately $5.0 million in reductions to accrual estimates to reflect the current economic environment and the actual expenses anticipated to be paid which were recorded during the fourth quarter. Of these adjustments, $4.0 million was included in other expenses. There were no significant adjustments of this nature during the first quarter of 2003.

Excluding the fourth quarter adjustments to accrual estimates, operating expenses increased $3.2 million during the first quarter of 2003 as compared to the fourth quarter of 2002. This increase is primarily due to a $3.7 million increase in compensation and benefits and a $1.1 million increase in legal and other professional fees, excluding the impact of the fourth quarter accrual adjustments. These increases were offset by a $921,000 decrease in other expenses, excluding the impact of the fourth quarter accrual adjustments, and a $583,000 decrease in occupancy and equipment expense. As compared to the first quarter of 2002, operating expenses during the first quarter of 2003 increased $23.3 million. This increase was primarily due to the ABD acquisition, as the first quarter of 2002 only included one month of ABD’s operations, and a $3.3 million increase in legal and other professional fees.

During the quarters ended March 31, 2003 and, excluding the impact of the fourth quarter accrual adjustments, December 31, 2002, we added personnel and resources, both internal and external, to enhance our compliance and enterprise-wide risk management programs and processes. These improvements are required as a result of our substantial growth over the last several years, implementation of additional procedures required by the Sarbanes-Oxley Act of 2002 and our response to the Cure Agreement (see “Financial Condition—Cure Agreement”, below). These expenditures include additional charges resulting from independent audit scope changes, expansion of internal audit services, professional and consulting fee increases, expansion of finance and accounting resources, system enhancements and process improvements. These expenditures will primarily impact our compensation and benefits expense and legal and other professional fees.

Compensation and benefits expenses increased in the first quarter of 2003 to $45.4 million, compared to $41.7 million in the fourth quarter of 2002 and $28.6 million in the first quarter of 2002. This increase is primarily as a result of the ABD acquisition, the result of the seasonal impact of payroll taxes and benefits, and the additions in personnel made to enhance our enterprise-wide risk management. Additions to staff and systems will continue to increase salary and other expense over the next several quarters.

Occupancy and equipment expense for the first quarter of 2003 were $9.6 million, compared to $10.2 million in the fourth quarter of 2002 and $8.8 million in the first quarter of 2002. As a result of our ABD acquisition on March 12, 2002, for the first quarter of 2002 we had only one month of ABD’s occupancy and equipment expense as compared to three months for the first quarter of 2003 and the fourth quarter of 2002.

Legal and other professional fees increased in the first quarter of 2003 to $5.0 million, compared to $2.8 million in the fourth quarter of 2002 and $1.7 million in the first quarter of 2002. The increase relates to our growth and ongoing projects designed to improve efficiency and enhance risk management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Our amortization of intangibles totaled $1.7 million for the first quarter of 2003, compared to $1.7 million for the fourth quarter of 2002 and $562,000 for the first quarter of 2002. The amortization primarily relates to expirations recorded with the ABD acquisition. Amortization of other intangible assets for 2003 through 2007 is estimated to range between $5.0 million and $6.5 million annually.

Income Taxes

Our effective income tax rate for the first quarter of 2003 was 38.0% as compared to 37.5% for the same period in 2002. The effective rates were lower than the statutory rate of 42% due to benefits resulting from the non-taxable increase in life insurance cash surrender values, California enterprise zone interest income exclusion and tax-exempt income on municipal securities.

Income of Business Segments

We are organized along community banking and insurance brokerage services business segments. The net income before income taxes for the community banking business segment was $33.5 million for the first quarter of 2003 and $40.3 million for the first quarter of 2002. The income before income taxes for the insurance brokerage services business segment was $7.3 million for the first quarter of 2003 and $3.6 million for the first quarter of 2002. For additional information regarding our results by business segment see Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Total assets decreased 1.4% to $8.0 billion at March 31, 2003, compared to $8.1 billion at December 31, 2002. The decline in our total assets during the first quarter of 2003, as compared to December 31, 2002, was a result of the reduction of our investment securities portfolio consistent with our IRR strategy and a decrease in total loans.

Investment Securities

The investment portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term securities as investment securities. These other investments are included in cash and cash equivalents.

Investment securities decreased 5.4% to $2.4 billion at March 31, 2003 compared to $2.6 billion at December 31, 2002. As previously discussed, we commenced a process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings during 2002. Part of this de-leveraging strategy seeks to capture value on securities where prepayments are accelerating. We monitor the effect of changes in prepayments and durations and make adjustments related to amortization and accretion of related premium and discounts to reflect these changes. We will continue this process in 2003, with an estimated $2.0 billion target for our investment securities portfolio by the end of 2003. While $2.0 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate investment securities could change the ultimate size and composition of the portfolio. The combined effects of the continuing decline of market interest rates, investment security sales and the term of new investment securities acquired to compensate for prepayments have the net effect of reducing the duration of our investment securities portfolio. This reduction in duration is consistent with our IRR strategy described above.

Loans

Total gross loans at March 31, 2003 were $4.7 billion compared to $4.8 billion at December 31, 2002.

Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. Our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a further downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans, reduce the demand for loans and decrease our net interest margin.

For the quarter ended March 31, 2003, total loans decreased $72.0 million, or 1.5%. The contraction in the loan portfolio was a result of low loan demand resulting from the current weaknesses in the local and national economies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

For the first quarter of 2003, the commercial loan portfolio decreased $92.5 million. Real estate construction and land loans decreased by $6.9 million; real estate loans other decreased by $4.3 million; and consumer and other loans decreased by $681,000. These decreases were offset by a $32.3 million increase in term real estate—commercial.

The following table presents the composition of our loan portfolio at the dates indicated.

	March 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$1,974,656	43.0%	$2,067,142	44.3%
Term real estate—commercial	1,642,560	35.8	1,610,277	34.5

Total Commercial	3,617,216	78.8	3,677,419	78.8
Real estate construction and land	704,041	15.3	710,990	15.3
Real estate other	247,335	5.4	251,665	5.4
Consumer and other	165,650	3.6	166,331	3.6

Total loans, gross	4,734,242	103.1	4,806,405	103.1
Deferred fees and discounts, net	(15,044)	(0.3)	(15,245)	(0.3)

Total loans, net of deferred fees	4,719,198	102.8	4,791,160	102.8
Allowance for loan and lease losses	(129,818)	(2.8)	(129,613)	(2.8)

Total loans, net	$4,589,380	100.0%	$4,661,547	100.0%

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate— commercial and real estate other portfolio and the allocation between fixed and variable rate loans at March 31, 2003.

	Commercial	Term real estate—commercial	Real estate construction and land	Real estate other
	(Dollars in thousands)
Loans maturing in:
One year or less:
Fixed rate	$205,800	$50,629	$137,590	$3,232
Variable rate	469,470	73,694	475,745	20,431

One to five years:
Fixed rate	406,979	289,020	14,621	14,251
Variable rate	314,687	289,820	64,192	31,077

After five years:
Fixed rate	417,417	369,948	7,095	4,329
Variable rate	160,303	569,449	4,798	174,015

Total	$1,974,656	$1,642,560	$704,041	$247,335

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Restructured loans which are performing in accordance with the agreed upon modified loan term are presented in the period of restructure and the three subsequent quarters. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

The following table sets forth information regarding nonperforming assets at the dates indicated.

	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$37,223	$37,750	$47,695	$42,349	$27,837

Total nonperforming loans	37,223	37,750	47,695	42,349	27,837
Other repossessed assets	62	—	—	—	—
OREO	3,000	397	930	509	972

Total nonperforming assets	$40,285	$38,147	$48,625	$42,858	$28,809

Restructured loans	$—	$4,500	$4,500	$4,500	$4,500

Accruing loans past due 90 days or more	$—	$944	$6,132	$6,729	$2,614

Nonperforming assets to total loans and OREO	0.85%	0.80%	1.04%	0.92%	0.64%
Nonperforming assets to total assets	0.51%	0.47%	0.58%	0.50%	0.35%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.85%	0.91%	1.26%	1.15%	0.80%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.51%	0.54%	0.71%	0.63%	0.43%

We had nonperforming assets of $40.3 million at March 31, 2003, $38.1 million at December 31, 2002, and $28.8 million at March 31, 2002. Our ratio of nonperforming assets to total assets at March 31, 2003 was 0.51%, as compared to 0.47% at December 31, 2002 and 0.35% at March 31, 2002. The Uniform Bank Performance Report for all California commercial banks with assets in excess of $100 million reported an average ratio of nonperforming assets to total assets of 0.61% as of December 31, 2002 for the banks covered by the report. While we recognize that the economic slowdown can impact our clients’ financial performances and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and well-reserved balance sheet to manage through slowing economic periods.

At March 31, 2003, $12.2 million of nonperforming assets were related to commercial loans, $9.1 million were from our Shared National Credit (“SNC”) portfolio, $8.5 million were real estate construction loans, $5.8 million were Matsco credits, $1.6 million were commercial term real estate loans and $3.0 million in OREO.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels, and indirectly, our allowance for loan and lease losses. As of March 31, 2003 and December 31, 2002, our impaired loans were $37.2 million and $37.8 million, respectively. As of March 31, 2003 and December 31, 2002, all of our impaired loans are on nonaccrual status.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

In addition to the loans disclosed above as nonaccrual or restructured, management has also identified a single commercial credit, which is partially collateralized, totaling $10.9 million that on the basis of information known to us was judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors that may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s determination of losses incurred in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged-off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the period indicated.

	At and for the three month periods ended
	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands)
Period end loans outstanding	$4,734,242	$4,806,405	$4,710,013	$4,699,010	$4,513,294
Average loans outstanding	$4,742,974	$4,746,886	$4,688,370	$4,575,569	$4,464,596
Allowance for loan and lease losses:
Balance at beginning of period	$129,613	$128,429	$126,092	$125,331	$124,744
Charge-offs:
Commercial	(7,791)	(8,221)	(18,420)	(6,624)	(16,219)
Term real estate—commercial	(894)	—	(7,531)	(2,000)	—

Total commercial	(8,685)	(8,221)	(25,951)	(8,624)	(16,219)
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	(329)	(226)	(149)	(236)	(135)

Total charge-offs	(9,014)	(8,447)	(26,100)	(8,860)	(16,354)

Recoveries:
Commercial	2,647	2,594	650	446	915
Term real estate—commercial	1	—	—	20	—

Total commercial	2,648	2,594	650	466	915
Real estate construction and land	—	—	—	—	1
Real estate other	—	—	—	—	—
Consumer and other	76	37	11	155	25

Total recoveries	2,724	2,631	661	621	941

Net charge-offs	(6,290)	(5,816)	(25,439)	(8,239)	(15,413)
Provision charged to income	6,495	7,000	27,776	9,000	16,000

Balance at end of period	$129,818	$129,613	$128,429	$126,092	$125,331

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.54%	0.49%	2.15%	0.72%	1.40%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.54%	1.19%	1.43%	1.05%	1.40%

Allowance as a percentage of period end loans outstanding	2.74%	2.70%	2.73%	2.68%	2.78%
Allowance as a percentage of nonperforming loans	322.25%	339.77%	264.12%	294.21%	435.04%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Our non-relationship SNC portfolio totaled $32.2 million at March 31, 2003, compared to $43 million at December 31, 2002. During the past nine months, total commitments in our SNC portfolio have been reduced by $102 million and the funded amount has been reduced by $75 million. The total SNC non-relationship portfolio as of March 31, 2003 had commitments of only $35 million. Subsequent to quarter-end, we further reduced the SNC non-relationship loan portfolio by selling a loan with a net book value of $3.4 million for $3.5 million, resulting in a recovery of $100,000. For the first quarter of 2003, our non-relationship SNC portfolio losses approximated $1.1 million as compared to $427,000 for the fourth quarter of 2002 and $11.1 million for the same period of 2002. These non-relationship SNC portfolio losses represented 16.8%, 7.3% and 72.1% of our net charge-offs for those periods.

We employ a systematic methodology for determining our allowance for loan and lease losses that includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit deterioration.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, collateral values, and other factors. Our historical loss experience analysis considers our five year loss experience with our experience over the prior two years weighted most heavily, and is stratified by loan type. Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area and the technology industries based in the Silicon Valley. Credit concentration, trends in credit quality and the pace of portfolio growth are other qualitative factors that are considered in our methodology. These qualitative factors are evaluated in connection with the unallocated portion of the allowance for loan and lease losses.

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

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses is adequate as of March 31, 2003 to cover incurred losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

At March 31, 2003, the allowance for loan and lease losses was $129.8 million, consisting of a $105.8 million allocated allowance and a $24.0 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Deposits

We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.5 billion at March 31, 2003, an increase of 4.7% compared to December 31, 2002. This increase is attributable to our relationship managers’ continuing efforts to generate increases in our core deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Our noninterest-bearing demand deposit accounts increased 8.3% to $1.1 billion at March 31, 2003 compared to $1.0 billion at December 31, 2002.

Money market deposit accounts (“MMDA”), negotiable order of withdrawal accounts (“NOW”) and savings accounts decreased 0.6% to $2.7 billion at March 31, 2003 compared to $2.7 billion at December 31, 2002.

MMDA, NOW and savings accounts were 48.1% of total deposits at March 31, 2003 as compared to 50.7% at December 31, 2002. Time certificates of deposit totaled $1.7 billion, or 31.7% of total deposits at March 31, 2003 compared to $1.6 billion or 29.8% of total deposits at December 31, 2002.

Borrowings

Borrowings were $1.3 billion at March 31, 2003 and $1.7 billion at December 31, 2002. At March 31, 2003, borrowings consisted of securities sold under agreements to repurchase, FHLB advances, Zero Coupon Senior Convertible Contingent Debt Securities, a senior note, a term loan and other notes payable. The overall contraction in the borrowings during 2003 was a result of the IRR strategy described above.

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

Greater Bay is a company separate and apart from the Banks and ABD and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on its bank credit facilities, senior notes and on the outstanding trust preferred securities and is directly responsible for the contingent interest on the zero coupon senior convertible contingent debt securities, and the dividends paid on our common stock and the 7.25% noncumulative convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Banks and ABD to pay dividends to Greater Bay. At March 31, 2003, the subsidiaries had approximately $81.2 million in the aggregate available to be paid as dividends to Greater Bay. We do not believe that such a limitation will adversely impact Greater Bay’s ability to meet its ongoing cash obligations.

During 2002, Greater Bay raised approximately $200 million through a private offering of Zero Coupon Senior Convertible Contingent Debt Securities (“CODES”). During 2002, Greater Bay retired $126.4 million of these debt securities. The debt securities were offered at an original offering price of $639.23 per $1,000 principal amount at maturity. The debt securities may not be redeemed for five years from their date of issue, but Greater Bay may be required to repurchase these securities at their accreted value, at the option of the holders, on April 24, 2004, 2007, 2012 or 2017. Greater Bay pays no interest on these securities unless contingent interest or additional amounts become payable or a tax event occurs and semi-annual interest payments are paid. The debt securities accrete interest at an annual rate of 2.25%. Each $1,000 in principal amount at maturity of the debt securities is convertible into 15.3699 shares of Greater Bay common stock if the closing price of Greater Bay’s common stock exceeds the contingent conversion price or in certain other circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of Senior Notes, Series A. The senior notes were issued to replace the CODES which were repurchased during 2002 and to provide liquidity to our holding company. The decision to repurchase the CODES was made after considering the likelihood that the CODES would be put back to us in 2004, the gain which could be recognized upon the CODES repurchase, the anticipated potential rate increases which would have resulted from refinancing the CODES in 2004 and our improving capital position which lowered the importance of the capital feature of the CODES, which is not contained in the senior notes. As of March 31, 2003, there was an outstanding balance of $148.4 million on these notes. The notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The notes mature on March 31, 2008. The notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The notes have a fixed rate of 5.25% per annum paid semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. The notes restrict our ability to sell, dispose of or encumber shares of capital stock of our bank subsidiaries. We will use the net proceeds from the notes for general corporate purposes, which may include working capital, capital expenditures, acquisitions and repayment of existing indebtedness. The notes are not registered with the SEC. We have entered into a registration rights agreement with the initial purchasers, in which we agreed to make an exchange offer which, if consummated, will permit holders to exchange their notes for a new series of notes (the “exchange notes”) that are identical in all material respects with the notes, except that the exchange notes will be registered with the SEC. If we fail to proceed with the exchange offer as required under the notes, we will be required to pay additional interest on the notes at a rate of 0.25% per annum until all registration defaults have been cured.

As of March 31, 2003, Greater Bay had $30.0 million outstanding under a term loan that matures in 2007. The interest rate on this term loan was 3.20%. The term loan is secured by a pledge of all of the stock of Coast Commercial Bank. The term loan also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s property; and (b) the maintenance of certain capital and financial performance ratios. In addition, as of March 31, 2003, Greater Bay had a short-term, secured credit facility totaling $60.0 million. At March 31, 2003, we had no advances outstanding under this facility. The credit facility provides for an interest rate based on LIBOR plus 0.875%. This credit facility is secured by a pledge of all of the stock of Mid-Peninsula Bank and, during the period that Greater Bay is subject to the cure agreement with the Federal Reserve, investment securities in an amount not less than the aggregate principal amount of outstanding advances under the facility. The credit facility also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s or its subsidiaries’ properties; (b) the merger or consolidation of Greater Bay or any of its subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; (d) the maintenance of certain capital and financial performance ratios; and (e) the maintenance of a minimum net worth of Mid-Peninsula Bank. Greater Bay was in compliance with all related financial covenants for these notes and credit facilities.

As of March 31, 2003, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $35.6 million for the three months ended March 31, 2003 and $45.3 million for the same period in 2002. Net cash available for investing activities totaled $182.9 million in the three months ended March 31, 2003 and net cash used for investment activities totaled $294.0 million in the same period of 2002. The comparatively large balance of cash available for investing purposes during the three months ended March 31, 2002 primarily reflects our decline in loan growth and our program to leverage the balance sheet. The significant comparative decrease during the same period of 2003 reflects our effort to de-leverage the balance sheet as described in “Net Interest Income—Overview” above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

For the three months ended March 31, 2003, net cash used by financing activities was $157.8 million, compared to net cash provided by financing activities of $270.2 million in the same period of 2002. Historically, our primary financing activity has been through deposits. For the three months ended March 31, 2003 and 2002, deposit gathering activities generated cash of $249.5 million and $51.1 million, respectively. This represents a total of 158.1% and 18.9% of the financing cash flows for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 short-term and long-term borrowings decreased $401.8 million from December 31, 2002. Cash flows from borrowings increased $217.5 million for the three months ended March 31, 2002 from December 31, 2001 The decrease in borrowings for the three months ended March 31, 2003 was the result of the implementation of our process to de-leverage the balance sheet by reducing the size of the investment portfolio and wholesale borrowings in the first quarter.

Capital Resources

Shareholders’ equity at March 31, 2003 increased to $695.5 million from $681.1 million at December 31, 2002. Greater Bay declared dividends of $0.135, and $0.49 per common share during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 during the first quarter of 2003 at the annual rate of $3.625 per preferred share.

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

At March 31, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although most banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels as of the dates indicated and the two highest levels recognized under these regulations are as follows:

	Tangible equity	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Company:
March 31, 2003	6.69%	9.18%	12.08%	13.34%
December 31, 2002	6.40%	8.61%	11.71%	12.97%
March 31, 2002	4.99%	7.67%	10.31%	11.99%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

In addition, at March 31, 2003, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

Our tangible equity to asset ratio has improved from 4.99% at March 31, 2002 to 6.69% at March 31, 2003. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that is deducted from total equity to arrive at tangible equity. At March 31, 2003, total goodwill and other intangibles was $191.6 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and other intangibles value.

While the strategic acquisition of ABD in 2002 caused an initial decline in our capital ratios, our ability to deliver above average shareholder returns during a period of economic stress, coupled with our balance sheet management strategy, has had the effect of increasing capital ratios at the end of the first quarter of 2003. When our capital ratios are compared to those of the top 75 U.S. Banks (by asset size) at December 31, 2002, we had tangible equity, leverage, tier 1 and total risk-based capital ratios equal to or exceeding the top 75 U.S. Banks’ average ratios.

Cure Agreement

On January 3, 2003, Greater Bay received a notice from the Federal Reserve that followed the completion of the most recent regulatory examinations of Greater Bay and the Banks. In response to the notice, Greater Bay delivered to the Federal Reserve a corrective action plan designed to enhance its enterprise-wide risk management program. Prior to receipt of the notice from the Federal Reserve, Greater Bay had already dedicated significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee Greater Bay’s Enterprise-Wide Risk Management Group.

On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve which incorporates the terms of Greater Bay’s corrective action plan. To improve Greater Bay’s risk management program, the action plan requires enhancements to policies and procedures relating to interest rate sensitivity, liquidity and capital management, asset risk management, and compliance. In the area of interest rate sensitivity, Greater Bay will perform additional stress testing of its IRR exposure under best case and worse case scenarios, review its IRR limits and test its core deposit assumptions. Liquidity management will be augmented by stress testing the liquidity position under various scenarios and by developing a more sophisticated monitoring system for Greater Bay’s funding strategy. In addition, Greater Bay will establish a process to quantify and support the appropriateness of established capital limits relative to its risk profile. In the area of asset risk management, Greater Bay will establish subsidiary bank level commercial real estate concentration limits, improve the documentation supporting the allowance for loan and lease losses and strengthen systems relating to loan and investment policies. Greater Bay will also enhance the processes for identifying and monitoring legal risks to ensure future compliance with all applicable laws and regulations, including the Bank Secrecy Act and anti-money laundering laws.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We continue to make progress in complying with all aspects of the cure agreement and believe we are on schedule to meet all of the requirements of the agreement in a timely manner. However, it is the Federal Reserve which has the authority to determine our ultimate compliance with all terms of the cure agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•	Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FIN 45;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity; or

•	Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FIN 46, in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of March 31, 2003, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At March 31, 2003, the maximum undiscounted future payments that we could be required to make was $98.9 million. 60.6% of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD and The Matsco Companies, Inc based on their future operating results. As of March 31, 2003, under the acquisition agreement with ABD, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstance, common stock. The Forecast EBITDA for ABD, as defined in the acquisition agreement, is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of March 31, 2003, under the acquisition agreement with The Matsco Companies, Inc, the maximum gross future earn-out payments to the former shareholders is $4.5 million, through 2005; and

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of March 31, 2003, the combined credit limits on those accounts are $4.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

FIN 46 defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which it has a significant variable interest. As of March 31, 2003, we did not have an interest in any variable interest entities.

MLF III is a special purpose corporation wholly owned by Greater Bay formed for the purpose of issuing lease-backed notes. MLF III, CNBIT I, CNBIT II, MPBIT and SJNBIT each have some characteristics of variable interest entities as defined by FIN 46. The results of and financial position of these five entities are fully consolidated with our results and financial position, and therefore these entities are exempt from the provisions of FIN 46.

The following table provides the amounts due under specified contractual obligations for the periods indicated as of March 31, 2003.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Commitment to fund loans	$1,232,856	$—	$—	$—	$1,232,856
Commitments under letters of credit	98,912	—	—	—	98,912
Deposits	4,304,588	83,660	19,055	11	4,407,314
Borrowings	878,555	234,500	—	222,351	1,335,406
Trust Preferred Securities	—	—	—	204,000	204,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	14,519	52,217	23,916	29,865	120,517
Purchase obligations	12,150	—	—	—	12,150
Other liabilities	158,866	—	—	27,804	186,670

The obligations are categorized by their contractual due dates. Approximately $273.8 million of the commitments to fund loans relate to real estate construction and a significant percentage is expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms including (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At March 31, 2003, we had potential future venture capital funding requirements of $9.6 million and a commitment to construct a headquarters building for one of our Banks for $2.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan and lease losses. See “—Allowance for Loan and Lease Losses” herein.

Interest rate risk is the risk of a change in market value of portfolio equity due to changes in interest rates. This risk is addressed by our Management Asset & Liability Committee (“ALCO”), which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

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

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging approximately three and a half years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to manage the interest rate risk of certain long term debt instruments and deposit liabilities. When these derivative instruments were acquired, they were determined to be highly effective and were accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133 and 138”). During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. During 2002, we elected to reassert our designation of one of the interest rate swaps as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge are included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income.

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net market value of portfolio equity, or market value over a range of potential changes in interest rates. The market value of portfolio equity is the market value of our assets minus the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value of portfolio equity for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of the dates indicated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Change in interest rates	March 31, 2003			March 31, 2002
	Net portfolio value	Projected change		Net portfolio value	Projected change
		Dollars	Percentage		Dollars	Percentage
	(Dollars in millions)
100 basis point rise	$1,003	$16	1.6%	$1,058	$(27)	-2.5%
Base scenario	987	—	—	1,085	—	—
100 basis point decline	924	(63)	-6.5%	1,091	6	0.5%

The preceding table indicates that as of March 31, 2003 an immediate and sustained 100 basis point increase in interest rates would increase our market value of portfolio equity by approximately 1.6% and an immediate and sustained 100 basis point decrease in interest rates would decrease our market value of portfolio equity by approximately 6.5%. The foregoing analysis attributes significant value to our noninterest-bearing deposit balances.

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

The net portfolio value of equity as of March 31, 2003 was $987 million as compared to $1.1 billion as of March 31, 2002. The major reason for the decrease was the overall decline in interest rates which reduced the discount rate used in the calculation of the net present value. The reduced discount rate most significantly impacted non-term deposits, resulting in a significant reduction in their contribution to the calculation of the net portfolio value of equity as of March 31, 2003 as compared to March 31, 2002. The second reason for the change in the market value of equity relates to a significant shift within the non-term deposits to shorter duration liabilities also reducing their contribution to the calculation of the net portfolio value of equity.

In addition, there has been significant movement in the projected change of market value of portfolio equity due to a 100 basis point rise or decline in interest rates between March 31, 2003 and 2002. This is primarily due to two factors. During 2002, we substantially reduced the size of our aggregate fixed rate investment portfolio. At the same time higher prepayment rates on mortgage products reduced the lives of the remaining investments. The reduction in size and life of the investment portfolio decreased the average life and duration of total assets. In addition, in the fourth quarter of 2002 we reclassified our Trust Preferred Securities to a debt security classification, which caused the Trust Preferred Securities to be included in the calculation, whereas previously in the first quarter of 2002 the Trust Preferred Securities were treated as equity securities and therefore not included. The reduction of fixed rate assets and increase in fixed rate liabilities resulted in a small gain in value in rates up compared to a small reduction in the prior year.

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of March 31, 2003, the analysis indicates that our net interest income for the next 12 months would increase by 2.8% if rates increased 100 basis points, and decrease by 3.6% if rates decreased 100 basis points.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

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

Gap Analysis

In addition to the above analysis, we also perform a gap analysis as part of the overall interest rate risk management process. This analysis is focused on the maturity structure of assets and liabilities and their repricing characteristics over future periods. An effective interest rate risk management strategy seeks to match the volume of assets and liabilities maturing or repricing during each period. Gap sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing at various time horizons. The main focus is usually on the one-year cumulative gap. The difference is known as interest sensitivity gaps.

The following table shows interest sensitivity gaps for different intervals as of March 31, 2003:

	Immediate or one day	2 days To 6 months	7 months to 12 months	1 Year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
	(Dollars in thousands)
As of March 31, 2003
Assets:
Cash and due from banks	$—	$7,623	$—	$—	$—	$—	$7,623	$239,551	$247,174
Federal Funds Sold	128,000	—	—	—	—	—	128,000	—	128,000
Investment securities	91,558	775,955	326,998	555,893	229,579	419,346	2,399,329	25,286	2,424,615
Loans	2,067,919	850,504	338,716	844,626	530,608	86,825	4,719,198	—	4,719,198
Allowance for loan and lease losses	—	—	—	—	—	—	—	(129,818)	(129,818)
Other assets	—	—	—	—	—	—	—	569,837	569,837

Total assets	$2,287,477	$1,634,082	$665,714	$1,400,519	$760,187	$506,171	$7,254,150	$704,856	$7,959,006

Liabilities and Equity:
Deposits	$2,645,620	$1,416,801	$242,167	$83,660	$19,055	$11	$4,407,314	$1,114,446	$5,521,760
Borrowings	126,531	528,441	270,706	223,501	185,428	799	1,335,406	—	1,335,406
Trust preferred securities	—	20,000	—	—	—	184,000	204,000	—	204,000
Other liabilities	—	—	—	—	—	—	—	186,670	186,670
Shareholders’ equity	—	—	—	—	—	—	—	711,170	711,170

Total liabilities and equity	$2,772,151	$1,965,242	$512,873	$307,161	$204,483	$184,810	$5,946,720	$2,012,286	$7,959,006

Gap	$(484,674)	$(331,160)	$152,841	$1,093,358	$555,704	$321,361	$1,307,430	$(1,307,430)	$—
Cumulative Gap	$(484,674)	$(815,834)	$(662,993)	$430,365	$986,069	$1,307,430	$1,307,430	$—	$—
Cumulative Gap/ total assets	-6.09%	-10.25%	-8.33%	5.41%	12.39%	16.43%	16.43%	0.00%	0.00%

As of March 31, 2002
Gap	$(97,412)	$(917,149)	$(115,474)	$802,363	$723,757	$663,375	$1,059,461	$(1,059,461)	$—
Cumulative Gap	$(97,412)	$(1,014,561)	$(1,130,035)	$(327,672)	$396,085	$1,059,460	$1,059,461	$—	$—
Cumulative Gap/ total assets	-1.17%	-12.18%	-13.57%	-3.93%	4.75%	12.72%	12.72%	0.00%	0.00%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

The foregoing table indicates that we had a one year cumulative negative gap of $663.0 million, or 8.3% of total assets, at March 31, 2003. In theory, this would indicate that at March 31, 2003, $663.0 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates on assets and liabilities were to increase in equal amounts, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

The cumulative gap for the immediate or one-day period decreased approximately $387.3 million between March 31, 2002 and 2003. This decrease in the immediate or one-day period was due to an increase in non-term deposits which are included in this category (see below for a further discussion regarding non-term deposits) and a decrease in variable rate loans on a period-to-period basis. The cumulative gap for the 2-days to 6-months category declined $198.7 million, but the composition of the cumulative gap changed due to the shorter duration of the fixed income investment portfolio offset by the increase in the amount of deposits. The cumulative gap for the 12-months period as of March 31, 2003 showed a decline in interest rate sensitivity as compared to March 31, 2002. This decline is mainly due to the shorter duration of the fixed income investment portfolio at March 31, 2003 as compared to March 31, 2002 offset slightly by an increase in deposits.

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

RECENT ACCOUNTING PRONOUNCEMENT

Accounting for Stock-Based Compensation—Transition and Disclosure

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock” (“APB No. 25”) issued to employees, certain disclosures have to be made for any period for which an income statement is presented.

SFAS No. 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. We continue to apply APB No. 25 in accounting for stock-based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

In November 2002, the FASB issued FIN 45. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.

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

The disclosure requirements in Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements of FIN 45 are discussed in Note 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The implementation of the initial recognition provisions of FIN 45 did not have a significant impact on our financial condition or operating results. We do not expect the full adoption of FIN 45 to have a material impact on our financial condition or operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

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

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No.149 should be applied prospectively.

We do not expect the adoption of SFAS No. 149 to have a material impact on our financial condition or operating results.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings—Not applicable

ITEM 2. Changes in Securities and Use of Proceeds—Not applicable

ITEM 3. Defaults Upon Senior Securities—Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders—Not applicable

ITEM 5. Other Information—Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

Exhibit No.	Description of Exhibits

4.1	Indenture between Greater Bay Bancorp and Wilmington Trust Company, as trustee, dated as of March 24, 2003.

4.2

Officers’ Certificate dated March 24, 2003, including Forms of the 144A Note, Regulation S Note and Certificated Note for the 5.25% Senior Notes, Series A, due March 31, 2008 and the Global Note for the 5.25% Senior Notes, Series B, due March 31, 2008.

10.1	Registration Rights Agreement, dated as of March 24, 2003, among Greater Bay Bancorp, Keefe Bruyette & Woods, Inc., and the Other Initial Purchasers.

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, Greater Bay filed the following Current Reports on Form 8-K: (1) March 26, 2003 (containing a press release regarding the completion of a private offering of $150 million of senior notes); (2) March 5, 2003 (containing a press release which provided an update on regulatory matters and performance guidance for 2003); (3) March 3, 2003 (containing a press release and slide presentation for analysts’ conference); (4) February 4, 2003 (containing an updated slide presentation as of December 31, 2002); (5) January 23, 2003 (containing a press release announcing fourth quarter 2002 and year end results); and (6) January 17, 2003 (containing a press release announcing the receipt of a regulatory notice from the Board of Governor of the Federal Reserve System).

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp (Registrant)

By:	/s/ STEVEN C. SMITH
Steven C. Smith Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: May 7, 2003

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

Date: May 7, 2003

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 7, 2003