Form 10-Q
period 2003-06-30
GREATER BAY BANCORP
filed 2003-08-07
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Outstanding shares of Common Stock, no par value, as of July 31, 2003: 52,045,162

GREATER BAY BANCORP

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Cash and due from banks	$278,989	$300,514
Federal funds sold	15,000	14,000
Other short-term securities	243	—

Cash and cash equivalents	294,232	314,514
Investment securities:
Available for sale, at fair value	2,560,705	2,458,421
Other securities	78,767	104,565

Investment securities	2,639,472	2,562,986
Total loans:
Commercial	1,992,499	2,067,142
Term real estate - commercial	1,650,330	1,610,277

Total commercial	3,642,829	3,677,419
Real estate construction and land	671,666	710,990
Real estate other	244,955	251,665
Consumer and other	162,928	166,331
Deferred loan fees and discounts	(14,803)	(15,245)

Total loans, net of deferred fees	4,707,575	4,791,160
Allowance for loan and lease losses	(130,030)	(129,613)

Total loans, net	4,577,545	4,661,547
Property, premises and equipment, net	52,298	52,069
Goodwill	145,005	144,181
Other intangible assets	44,294	47,722
Interest receivable and other assets	331,168	292,708

Total assets	$8,084,014	$8,075,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$975,122	$1,028,672
MMDA, NOW and savings	2,873,737	2,673,973
Time certificates, $100,000 and over	808,723	829,717
Other time certificates	890,669	739,911

Total deposits	5,548,251	5,272,273
Borrowings	1,295,373	1,737,243
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	204,000	204,000
Other liabilities	301,793	165,502

Total liabilities	7,349,417	7,379,018

Preferred stock of real estate investment trust subsidiaries of the Banks	15,302	15,650

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 4,000,000 shares authorized	—	—
7.25% convertible preferred stock, stated value $50.00: recorded at fair value at issuance; 2,356,606 reserved shares; 1,630,504 and 1,673,898 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	80,441	80,900
Common stock, no par value: 80,000,000 shares authorized; 51,982,864 and 51,577,795 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	239,636	234,627
Unearned compensation	(735)	(1,450)
Accumulated other comprehensive income	20,365	18,624
Retained earnings	379,588	348,358

Total shareholders’ equity	719,295	681,059

Total liabilities and shareholders’ equity	$8,084,014	$8,075,727

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
INTEREST INCOME
Loans	$81,139	$83,254	$162,016	$165,829
Investment securities:
Taxable	19,921	43,756	43,710	87,075
Tax-exempt	1,241	1,780	2,464	3,212

Total interest on investment securities	21,162	45,536	46,174	90,287
Other interest income	1,149	2,002	2,604	4,101

Total interest income	103,450	130,792	210,794	260,217

INTEREST EXPENSE
Deposits	16,045	20,801	32,578	41,735
Long-term borrowings	4,901	5,875	7,805	12,192
Trust Preferred Securities	4,222	5,025	9,029	10,005
Other borrowings	4,478	10,444	11,411	20,084

Total interest expense	29,646	42,145	60,823	84,016

Net interest income	73,804	88,647	149,971	176,201
Provision for loan and lease losses	6,700	9,000	13,195	25,000

Net interest income after provision for loan and lease losses	67,104	79,647	136,776	151,201

NON-INTEREST INCOME
Insurance agency commissions and fees	27,945	27,601	58,587	38,492
Gain on sale of investments, net	3,136	3,004	5,159	3,351
Service charges and other fees	2,995	2,762	5,826	5,590
Loan and international banking fees	2,421	2,273	4,459	4,800
Trust fees	819	894	1,576	1,800
ATM network revenue	445	628	851	1,211
Gain on sale of loans	364	210	1,907	706
Other income	4,196	2,138	8,720	6,152

Total	42,321	39,510	87,085	62,102

OPERATING EXPENSES
Compensation and benefits	42,001	38,647	87,433	67,222
Occupancy and equipment	10,171	10,267	19,813	19,105
Legal and other professional fees	4,390	1,915	9,352	3,604
Telephone, postage and supplies	1,878	1,918	3,624	3,551
Marketing and promotion	1,822	1,617	2,937	3,069
Correspondent bank and ATM network fees	1,717	1,508	3,418	2,849
Amortization of intangibles	1,671	1,650	3,342	2,212
Data processing	1,407	1,196	2,658	2,325
Insurance	1,283	892	2,519	1,540
Depreciation - equipment leased to others	1,072	—	1,807	—
Other real estate owned, net	518	—	519	—
FDIC insurance and regulatory assessments	482	417	980	880
Dividends paid on preferred stock of real estate investment trusts	454	464	907	928
Client services	318	557	662	1,204
Directors fees	293	324	631	613
Trust Preferred Securities early retirement expense	—	975	—	975
Other expenses	2,769	3,142	4,986	5,425

Total operating expenses	72,246	65,489	145,588	115,502

Income before provision for income taxes	37,179	53,668	78,273	97,801
Provision for income taxes	14,054	20,132	30,051	36,663

Net income	$23,125	$33,536	$48,222	$61,138

Net income per common share - basic	$0.42	$0.64	$0.87	$1.18

Net income per common share - diluted	$0.41	$0.62	$0.86	$1.14

Cash dividends per share of common stock	$0.135	$0.125	$0.27	$0.24

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2003	2002	2003	2002
Net income	$23,125	$33,536	$48,222	$61,138

Other comprehensive income:
Unrealized net gains on securities:
Unrealized net holding gains arising during period (net of taxes of $6.3 million and $11.2 million for the three months ended June 30, 2003 and 2002, and $3.7 million and $11.1 million for the six months ended June 30, 2003 and 2002, respectively)	8,704	15,367	5,085	15,300
Less: reclassification adjustment for net gains included in net income	(1,817)	(1,741)	(2,989)	(1,942)

Net change	6,887	13,626	2,096	13,358
Cash flow hedge:
Net losses arising during period (net of taxes of $(317,000) and $(258,000) for the three months and six months ended June 30, 2003, respectively)	(437)	—	(355)	—

Net change	(437)	—	(355)	—
Other comprehensive income	6,450	13,626	1,741	13,358

Comprehensive income	$29,575	$47,162	$49,963	$74,496

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2003	2002
Cash flows - operating activities
Net income	$48,222	$61,138
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	13,195	25,000
Depreciation and amortization	14,064	4,902
Amortization of intangible assets	3,342	2,212
Accretion of discount on CODES	812	750
Deferred income taxes	(172)	(555)
Gain on sale of OREO	(98)	—
Gain on sale of loans	(1,907)	(706)
Gain on sale of investments, net	(5,159)	(3,351)
Changes in assets and liabilities net of effects from purchase of ABD:
Accrued interest receivable and other assets	(27,117)	(58,381)
Accrued interest payable and other liabilities	16,360	74,157
Deferred loan fees and discounts, net	(2,352)	992

Operating cash flows, net	59,190	106,158

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
Available for sale	1,264,480	939,760
Other securities	26,358	—
Purchase of investment securities:
Available for sale	(1,564,606)	(1,575,725)
Other securities	(560)	(9,280)
Proceeds from sale of available for sale securities	312,494	436,994
Loans, net	57,199	(215,547)
Proceeds from sale of portfolio loans	17,953	4,674
Payment for business acquisition	(1,883)	(40,793)
Proceeds from sale of other real estate owned	495	—
Purchase of property, premises and equipment	(5,712)	(2,127)
Purchase of bank owned life insurance policies	(7,718)	(21,100)

Investing cash flows, net	98,500	(483,144)

Cash flows - financing activities
Net change in deposits	275,978	309,056
Net change in other borrowings - short-term	(541,705)	(99,496)
Proceeds from other borrowings - long-term	—	212,956
Principal repayment - long-term borrowings	(48,901)	—
Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	—	5,000
Proceeds from Senior Notes Series A	147,924	—
Proceeds from sale of common stock	5,724	12,908
Cash dividends on convertible preferred stock	(2,956)	(1,578)
Cash dividends on common stock	(14,036)	(12,231)

Financing cash flows, net	(177,972)	426,615

Net change in cash and cash equivalents	(20,282)	49,629
Cash and cash equivalents at beginning of period	314,514	215,404

Cash and cash equivalents at end of period	$294,232	$265,033

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$64,121	$70,560

Income taxes	$11,728	$33,000

Non-cash transactions:
Additions to other real estate owned	$2,500	$509

Purchase of investment securities settled subsequent to period end	$119,931	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of June 30, 2003, and the Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2003 and Consolidated Statements of Cash Flows for the six months ended June 30, 2003 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we” or “our” on a consolidated basis) and are not audited. The interim financial data as of June 30, 2003 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2003.

Organization and Nature of Operations

Greater Bay is a financial holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Santa Clara Valley Group, Greater Bay Bank SBA Lending Group, Greater Bay Corporate Finance Group (“Corporate Finance”), Greater Bay International Banking Division, Greater Bay Trust Company, The Matsco Companies, Inc., Pacific Business Funding and the Venture Banking Group.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

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

(Dollars in thousands)	Unrealized gains on securities	Cash flow hedges	Accumulated other comprehensive income
Balance - March 31, 2003	$14,205	$(290)	$13,915
Current period change in fair value	6,887	(437)	6,450

Balance - June 30, 2003	$21,092	$(727)	$20,365

Balance - March 31, 2002	$3,699	$—	$3,699
Current period change in fair value	13,626	—	13,626

Balance - June 30, 2002	$17,325	$—	$17,325

(Dollars in thousands)	Unrealized gains on securities	Cash flow hedges	Accumulated other comprehensive income
Balance - December 31, 2002	$18,996	$(372)	$18,624
Current period change in fair value	2,096	(355)	1,741

Balance - June 30, 2003	$21,092	$(727)	$20,365

Balance - December 31, 2001	$3,967	$—	$3,967
Current period change in fair value	13,358	—	13,358

Balance - June 30, 2002	$17,325	$—	$17,325

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 123 and No. 148”). Under the provisions of SFAS No. 123 and No. 148, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. If we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology. We implemented the requirements of SFAS No. 123 and No. 148 and have elected to adopt the disclosure provisions of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for stock options. Accordingly, no compensation cost has been recognized for our stock option plan. Had compensation for our stock option plan been determined consistent with SFAS No. 123, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,294	$1,303	$2,634	$2,611
Net income:
As reported	$23,125	$33,536	$48,222	$61,138
Pro forma	$21,831	$32,233	$45,588	$58,527

Basic net income per common share:
As reported	$0.42	$0.64	$0.87	$1.18
Pro forma	$0.39	$0.61	$0.82	$1.13

Diluted net income per common share:
As reported	$0.41	$0.62	$0.86	$1.14
Pro forma	$0.39	$0.59	$0.81	$1.09

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the periods indicated:

	Three months ended June 30,
	2003	2002
Dividend yield	3.1%	1.4%
Expected volatility	44.8%	37.0%
Risk free rates	2.6%	4.4%
Weighted average expected life	5.75	5.75

No adjustments have been made for forfeitures. The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the common share stock price over the option price when the options are exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

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

The following table presents pro forma financial information as if the acquisition of ABD had occurred on January 1, 2002.

	Six months ended June 30, 2002
(Dollars in thousands, except per share amounts)	Greater Bay Bancorp	ABD (1)	Pro forma
Net interest income after provision for loan and lease losses and non-interest income	$213,303	$15,665	$228,968
Income before provision for income taxes	97,801	(611)	97,190
Net income	61,138	(667)	60,471

Net income per common share - basic			$1.17

Net income per common share - diluted			$1.11

(1)	Includes only ABD’s results through March 11, 2002. ABD’s post-acquisition results, including revenues of $39.1 million, income before provision for income taxes of $10.1 million and net income of $5.9 million, are included in the Greater Bay Bancorp column for 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

NOTE 3—SUBSEQUENT EVENT: BUSINESS COMBINATION

Effective July 1, 2003, we acquired the assets of Sullivan & Curtis Insurance Brokers of Washington, LLC (“S&C”). The Seattle-based insurance broker specializes in property and casualty insurance services and risk management consulting. This acquisition was accounted for using the purchase method of accounting. The source of funds for the transaction was available cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment are as follows at the dates indicated:

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking:
CAPCO	$6,054	$120	$6,054	$140
Matsco	19,707	—	18,207	—
Other	2,360	2,023	2,360	2,140

Total community banking	28,121	2,143	26,621	2,280

Insurance brokerage services:
ABD	116,884	42,151	117,560	45,442

Total	$145,005	$44,294	$144,181	$47,722

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

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at June 30, 2003 were as follows:

(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
ABD expirations	$50,375	$(8,224)	$42,151
CAPCO customer base	200	(80)	120
Servicing assets	2,143	(232)	1,911
Core deposits	1,465	(1,353)	112

Total intangible assets	$54,183	$(9,889)	$44,294

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2002, we completed the required initial impairment tests of goodwill and an annual update. Based upon our latest evaluation, our goodwill was not impaired at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

NOTE 5—BORROWINGS

Borrowings are detailed as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Short-term borrowings:
FHLB advances	$755,051	$1,279,565
Securities sold under agreements to repurchase	94,100	111,291

Total short-term borrowings	849,151	1,390,856

Long-term borrowings:
FHLB advances	161,243	206,834
Senior Notes Series A	148,445	—
Zero Coupon Senior Convertible
Contingent Debt Securities	74,392	73,580
Term loan	30,000	30,000
Securities sold under agreements to repurchase	20,000	20,000
Other long-term notes payable	12,142	15,973

Total long-term borrowings	446,222	346,387

Total borrowings	$1,295,373	$1,737,243

Short-term borrowings

During the six months ended June 30, 2003 and the year ended December 31, 2002, the average balance of short-term FHLB advances was $889.6 million and $1.2 billion, respectively, and the average interest rates during those periods were 2.24% and 2.78%, respectively. The maximum amounts outstanding at any month-end during the six months ended June 30, 2003 and the year ended December 31, 2002 were $1.1 billion and $1.4 billion, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. At June 30, 2003 and December 31, 2002, investment securities with a carrying value of $1.4 billion and $1.5 billion, respectively, and loans with a carrying value of $321.2 million and $322.8 million, respectively, were pledged to the FHLB for both short-term and long-term borrowings.

During the six months ended June 30, 2003 and the year ended December 31, 2002, the average balance of securities sold under short-term agreements to repurchase was $98.7 million and $236.8 million, respectively, and the average interest rates during those periods were 2.30% and 2.05%, respectively. The maximum amounts outstanding at any month-end during the six months ended June 30, 2003 and the year ended December 31, 2002 were $114.3 million and $400.9 million, respectively. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase.

During the six months ended June 30, 2003 and the year ended December 31, 2002, the average balance of federal funds purchased was $485,000 and $314,000, respectively, and the average interest rates during those periods were 1.62% and 1.82%, respectively. There were no amounts outstanding at any month-end during the six months ended June 30, 2003 and the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

In addition, as of June 30, 2003 and December 31, 2002, we had a short-term, secured credit facility totaling $60.0 million. At June 30, 2003 and December 31, 2002, we had no advances outstanding under this facility. The credit facility provides for an interest rate of LIBOR plus 0.875%. As of June 30, 2003, we were in compliance with all financial covenants for this credit facility. We had additional short-term credit facilities with similar terms available during the year ended December 31, 2002. During the six months ended June 30, 2003 and the year ended December 31, 2002, the average balances under all of our short-term credit facilities were $0 and $16.5 million, respectively, and the average interest rates during those periods were 0% and 2.81%, respectively. The maximum amounts outstanding at any month-end under these types of facilities during the six months ended June 30, 2003 and the year ended December 31, 2002 were $0 and $45.0 million, respectively.

Long-term borrowings

The long-term FHLB advances mature between 2004 and 2011. During the six months ended June 30, 2003 and the year ended December 31, 2002, we paid an average interest rate of 3.83% and 3.73%, respectively on these advances.

As of June 30, 2003 and December 31, 2002, we had a secured term loan outstanding of $30.0 million that matures in 2007. For the six months ended June 30, 2003 and the year ended December 31, 2002, we paid an average rate of 3.20% on this loan. As of June 30, 2003, we were in compliance with all related financial covenants for this credit facility.

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of Senior Notes, Series A. As of June 30, 2003, there was an outstanding balance of $148.4 million on these notes. The notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The notes mature on March 31, 2008. The notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We used the net proceeds from the notes for general corporate purposes, which may include working capital, capital expenditures, acquisitions and repayment of existing indebtedness. The notes are not registered with the Securities Exchange Commission (“SEC”). In accordance with a registration rights agreement entered into with the initial purchasers, we have commenced an exchange offer which, if consummated, will permit holders to exchange their notes for a new series of notes (the “exchange notes”) that are identical in all material respects with the notes, except that the exchange notes will be registered with the SEC. If we fail to consummate the exchange offer as required under the notes, we will be required to pay additional interest on the notes at a rate of 0.25% per annum until all registration defaults have been cured.

NOTE 6—PER SHARE DATA

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the three months and six months ended June 30, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

	For the three months ended June 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$23,125
Dividends on preferred stock	(1,478)

Income available to common shareholders	21,647	51,925,000	$0.42
Effect of dilutive securities:
Stock options	—	820,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$21,647	52,745,000	$0.41

	For the three months ended June 30, 2002
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$33,536
Dividends on preferred stock	(1,314)

Income available to common shareholders	32,222	50,685,000	$0.64
Effect of dilutive securities:
Convertible preferred stock	1,314	2,400,000
Stock options	—	1,415,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$33,536	54,500,000	$0.62

	For the six months ended June 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$48,222
Dividends on preferred stock	(2,956)

Income available to common shareholders	45,266	51,831,000	$0.87
Effect of dilutive securities:
Stock options	—	589,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$45,266	52,420,000	$0.86

	For the six months ended June 30, 2002
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$61,138
Dividends on preferred stock	(1,577)

Income available to common shareholders	59,561	50,446,000	$1.18
Effect of dilutive securities:
Convertible preferred stock	1,577	1,614,000
Stock options	—	1,705,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$61,138	53,765,000	$1.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

There were options outstanding to purchase 3,944,139 shares and 2,016,187 shares during the three months ended June 30, 2003 and 2002, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares. There were options outstanding to purchase 4,259,555 shares and 1,955,613 shares during the six months ended June 30, 2003 and 2002, respectively, that were considered anti-dilutive.

The convertible preferred stock was considered anti-dilutive in the first and second quarters of 2003, whereby the preferred dividends of $1.5 million for both quarters divided by the common stock equivalent of the convertible preferred stock of 2,785,000 shares and 2,718,000 shares for the first and second quarters of 2003, respectively, were greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $1.5 million for the first and second quarters of 2003.

The convertible preferred stock was considered anti-dilutive for the six months ended June 30, 2003, whereby the preferred dividends of $3.0 million divided by the common stock equivalent of the convertible preferred stock of 2,751,000 shares were greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $3.0 million for the six months ended 2003.

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

We are organized primarily along community banking and insurance brokerage services business segments. We have aggregated 14 operating divisions into the “community banking” segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; our foreign operations are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

The following table shows each segment’s key operating results and financial position for the six months ended June 30, 2003 and 2002:

	As of and for the six months ended June 30, 2003			As of and for the six months ended June 30, 2002
(Dollars in thousands)	Community banking	Insurance agency services	Total	Community banking	Insurance agency services (2)	Total
Statements of operations
Net interest income after provision for loan and lease losses	$147,092	$434	$147,526	$159,384	$643	$160,027
Non-interest income	25,874	58,419	84,293	17,641	38,492	56,133
Operating expenses:
Direct operating expenses	51,591	46,408	97,999	54,117	29,014	83,131
Intercompany allocation	53,176	—	53,176	38,145	—	38,145

Total operating expenses	104,767	46,408	151,175	92,262	29,014	121,276

Income before provision for income taxes (1)	$68,199	$12,445	$80,644	$84,763	$10,121	$94,884

Balance sheets
Total assets	$6,616,145	$251,996	$6,868,141	$7,194,387	$225,074	$7,419,461
Deposits	5,548,251	—	5,548,251	5,299,126	—	5,299,126

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	We acquired ABD on March 12, 2002 and its results of operations are included only from the date of acquisition through March 31, 2002.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the six months ended June 30, 2003 and 2002 is presented below.

(Dollars in thousands)	Six months ended June 30, 2003	Six months ended June 30, 2002
Net interest income and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$231,819	$216,160
Parent company net interest income after provision for loan and lease losses and non-interest income	(7,958)	(2,857)

Consolidated net interest income after provision for loan and lease losses and non-interest income	$223,861	$213,303

Income before provision for income taxes
Total segment income before provision for income taxes	$80,644	$94,884
Parent company income before provision for income taxes	(2,371)	2,917

Consolidated income before provision for income taxes	$78,273	$97,801

Total assets
Total segment assets	$6,868,141	$7,419,461
Parent company assets	1,215,873	1,106,761

Consolidated total assets	$8,084,014	$8,526,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

NOTE 8—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1)	changes in underlying asset, liability, or equity security of the guaranteed party or

2)	a third party’s failure to perform under an obligating guarantee (performance guarantee).

We consider the following off-balance sheet lending arrangements to be guarantees under FIN 45:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At June 30, 2003, the maximum undiscounted future payments that we could be required to make was $99.3 million. Of these arrangements, 62.4% mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD and The Matsco Companies, Inc. based on their future operating results. As of June 30, 2003, under the ABD acquisition agreement, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, as defined in the acquisition agreement, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstance, common stock. The Forecast EBITDA for ABD is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of June 30, 2003, under the acquisition agreement with The Matsco Companies, Inc., the maximum gross future earn-out payments to the former shareholders is $4.5 million through 2005; and

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of June 30, 2003, the combined credit limits on those accounts are $10.6 million.

NOTE 9—VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. As of June 30, 2003, we did not have an interest in any unconsolidated variable interest entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2003 and December 31, 2002 and for the

Three Months and Six Months Ended June 30, 2003 and 2002

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

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to provide us with Tier 1 capital. The impact of FIN 46 on these instruments is currently being evaluated by the accounting community. One potential impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. We do not expect the adoption of FIN 46 to have any additional material impact on our financial condition or operating results.

NOTE 10—COMMON STOCK CASH DIVIDEND

On June 24, 2003, we declared a cash dividend of $0.135 cents per common share payable on July 17, 2003 to shareholders of record as of July 7, 2003.

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

At June 30, 2003, we had total assets of $8.1 billion, total loans, net, of $4.6 billion, total investment securities of $2.6 billion and total deposits of $5.5 billion.

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

Goodwill and Other Intangible Assets

As discussed in Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 17 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes income, income per common share and certain key financial ratios for the periods indicated.

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Net income	$23,125	$33,536	$48,222	$61,138
Net income per common share:
Basic	$0.42	$0.64	$0.87	$1.18
Diluted	$0.41	$0.62	$0.86	$1.14
Return on average assets	1.15%	1.60%	1.22%	1.50%
Return on average shareholders’ equity	12.97%	22.48%	13.80%	21.47%

Net income declined 31.0% during the second quarter of 2003 as compared to the second quarter of 2002. Net income declined 21.1% during the first six months of 2003 as compared to the same period of 2002. The $(0.21) decline in earnings per diluted share for the second quarter of 2003 and the $(0.28) decline in earnings per diluted share for the first six months of 2003, compared to the same periods a year ago, were attributable primarily to the following factors:

•	Market interest rate reductions reduced our net interest margin by 48 basis points in the second quarter of 2003 and 43 basis points in the first six months of 2003, resulting in approximately an $(0.11) and $(0.19) decline in earnings per diluted share, respectively;

•	Planned reduction in our interest earning asset base (primarily the investment securities portfolio) reduced earnings per diluted share by approximately $(0.07) and $(0.12) for the second quarter of 2003 and first six months of 2003, respectively;

•	Outside consulting costs related to enterprise wide risk management and regulatory compliance amounted to approximately $1.3 million in the second quarter of 2003 and $2.2 million in the first six months of 2003, or approximately $(0.02) and $(0.03) per diluted share, respectively, and

•	The above factors were partially offset by an $11.8 million or $0.14 per diluted share reduction in our provision for loan and lease losses as credit quality remained stable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Net Interest Income - Overview

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. We are proactively managing our IRR in this uncertain economic market environment to ensure that we are positioned for long-term success compared to short-term earnings goals that would not be sustainable in a rising interest rate environment. Our current strategy, which is continually reviewed in relationship to market conditions, includes a gradual reduction of the investment securities portfolio. This strategy will continue to reduce current net interest income in the near-term, but will position us to take advantage of an improving economy and rising market interest rates over the longer term. Because the balance sheet is positioned to be more asset sensitive, our net interest margin will continue to be pressured in the event of a continuing flat-to-declining interest rate environment. Our IRR model suggests that the Federal Reserve Board’s 25 basis point interest rate reduction at the end of June 2003 will result in a 10 to 20 basis point reduction in our margin. We have had many opportunities to add to our net interest income in the short-term by extending investment security maturities or expanding the balance sheet, but we believe the risks of that strategy in this low interest rate environment would not be prudent IRR management.

During the first six months of 2003, the investment securities portfolio increased by $76.5 million to $2.6 billion. We expect to reverse this nominal increase in the investment portfolio during the quarter ending September 30, 2003 and have a target of $2.4 billion for our investment securities portfolio by September 30, 2003 and $2.2 billion by the end of the year. While $2.2 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate assets could change the ultimate portfolio size and composition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Net Interest Income

Net interest income decreased 16.7% to $73.8 million for the second quarter of 2003 from $88.6 million for the second quarter of 2002. This decrease was primarily due to the 48 basis point decrease in our net yield on interest-earning assets and to a lesser degree the $539.0 million, or 7.0%, decrease in average interest-earning assets.

Net interest income decreased 3.1% to $73.8 million in the second quarter of 2003 from $76.2 million during the first quarter of 2003. This decrease was primarily due to the 22 basis point decrease in our net yield on interest-earning assets and was partially offset by $74.7 million, or 1.0%, increase in our average interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended June 30, 2003			Three months ended June 30, 2002
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$135,418	$373	1.10%	$81,932	$331	1.62%
Other short-term securities	72	1	5.57%	3,183	39	4.91%
Investment securities:
Taxable	2,242,162	20,696	3.70%	2,971,804	45,387	6.13%
Tax-exempt (2)	106,144	1,241	4.69%	145,187	1,780	4.92%
Loans (3)	4,720,462	81,139	6.89%	4,541,191	83,255	7.35%

Total interest-earning assets	7,204,258	103,450	5.76%	7,743,297	130,792	6.77%
Noninterest-earning assets	851,704			669,890

Total assets	$8,055,962	103,450		$8,413,187	130,792

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,030,295	8,708	1.15%	$2,461,298	9,496	1.55%
Time deposits, over $100,000	523,582	2,751	2.11%	534,131	3,358	2.52%
Other time deposits	1,178,796	4,586	1.56%	1,275,405	7,946	2.50%

Total interest-bearing deposits	4,732,673	16,045	1.36%	4,270,834	20,800	1.95%
Borrowings	1,313,388	9,379	2.86%	2,228,351	16,320	2.94%
Trust Preferred Securities	204,000	4,222	8.30%	222,506	5,025	9.06%

Total interest-bearing liabilities	6,250,061	29,646	1.90%	6,721,691	42,145	2.51%
Noninterest-bearing deposits	928,801			923,722
Other noninterest-bearing liabilities	146,546			153,870
Preferred stock of real estate investment trust subsidiaries of the Banks	15,646			15,650
Shareholders’ equity	714,908			598,254

Total shareholders’ equity and liabilities	$8,055,962	29,646		$8,413,187	42,145

Net interest income		$73,804			$88,647

Interest rate spread			3.86%			4.26%
Contribution of interest free funds			0.25%			0.33%

Net yield on interest-earning assets (4)			4.11%			4.59%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.04% and 7.33% for the three months ended June 30, 2003 and June 30, 2002, respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $1.2 million and $1.7 million are included in loan interest income for three months ended June 30, 2003 and June 30, 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

	Three months ended June 30, 2003			Three months ended March 31, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$135,418	$373	1.10%	$49,956	$139	1.13%
Other short-term securities	72	1	5.57%	7,441	79	4.31%
Investment securities:
Taxable	2,242,162	20,696	3.70%	2,261,348	25,026	4.49%
Tax-exempt (2)	106,144	1,241	4.69%	93,890	1,223	5.28%
Loans (3)	4,720,462	81,139	6.89%	4,716,930	80,877	6.95%

Total interest-earning assets	7,204,258	103,450	5.76%	7,129,565	107,344	6.11%
Noninterest-earning assets	851,704			810,245

Total assets	$8,055,962	103,450		$7,939,810	107,344

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,030,295	8,708	1.15%	$2,715,821	8,247	1.23%
Time deposits, over $100,000	523,582	2,751	2.11%	539,702	2,902	2.18%
Other time deposits	1,178,796	4,586	1.56%	1,109,600	5,385	1.97%

Total interest-bearing deposits	4,732,673	16,045	1.36%	4,365,123	16,534	1.54%
Borrowings	1,313,388	9,379	2.86%	1,511,075	9,836	2.64%
Trust Preferred Securities	204,000	4,222	8.30%	204,000	4,807	9.56%

Total interest-bearing liabilities	6,250,061	29,646	1.90%	6,080,198	31,177	2.08%
Noninterest-bearing deposits	928,801			977,556
Other noninterest-bearing liabilities	146,546			172,297
Preferred stock of real estate investment trust subsidiaries of the Banks	15,646			15,650
Shareholders’ equity	714,908			694,109

Total shareholders’ equity and liabilities	$8,055,962	29,646		$7,939,810	31,177

Net interest income		$73,804			$76,167

Interest rate spread			3.86%			4.03%
Contribution of interest free funds			0.25%			0.31%

Net yield on interest-earning assets (4)			4.11%			4.33%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.04% and 7.94% for the three months ended June 30, 2003 and March 31, 2003, respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $1.2 million and $1.1 million are included in loan interest income for three months ended June 30, 2003 and March 31, 2003, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three months ended June 30, 2003 compared with June 30, 2002 favorable / (unfavorable)			Three months ended June 30, 2003 compared with March 31, 2003 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$170	$(128)	$42	$ 237	$(3)	$234
Other short-term investments	(42)	4	(38)	(206)	128	(78)
Investment securities:
Taxable	(9,455)	(15,236)	(24,691)	(200)	(4,130)	(4,330)
Tax-exempt	(460)	(79)	(539)	159	(141)	18
Loans	3,207	(5,323)	(2,116)	134	128	262

Total interest income	(6,580)	(20,762)	(27,342)	124	(4,018)	(3,894)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(1,929)	2,717	788	(985)	524	(461)
Time deposits over $100,000	65	542	607	71	80	151
Other time deposits	564	2,796	3,360	(337)	1,136	799

Total interest-bearing deposits	(1,300)	6,055	4,755	(1,251)	1,740	489
Borrowings	6,543	398	6,941	1,302	(845)	457
Trust Preferred Securities	401	402	803	—	585	585

Total interest expense	5,644	6,855	12,499	51	1,480	1,531

Net increase (decrease) in net interest income	$(936)	$(13,907)	$(14,843)	$ 175	$(2,538)	$(2,363)

The Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

Interest income in the second quarter of 2003 decreased 20.9%, or $27.3 million, to $103.5 million from $130.8 million in the quarter ended June 30, 2002. This was primarily due to the decline in interest rates and to a lesser degree a decrease in interest-earning assets.

The average yield on interest-earning assets decreased 101 basis points to 5.76% in the second quarter of 2003 from 6.77% in the same period of 2002 primarily reflecting the general decline in market rates of interest during 2002 and 2003. The average yield on taxable investment securities decreased 243 basis points to 3.70% in the second quarter of 2003 from 6.13% in the same period of 2002. The average yield on tax-exempt investment securities decreased 23 basis points to 4.69% in the second quarter of 2003 from 4.92% in the same period of 2002. The average yield on loans decreased 46 basis points to 6.89% in the second quarter of 2003 from 7.35% in the same period of 2002.

        Average interest-earning assets decreased $539.0 million, or 7.0%, to $7.2 billion in the second quarter of 2003, compared to $7.7 billion in the same period of 2002. Average loans increased $179.3 million, or 3.9%, to $4.7 billion for the three months ended June 30, 2003 from $4.5 billion in the same period of 2002 as a result of our relationship managers’ business development efforts. Average investment securities, Federal funds sold and other short-term securities, decreased 22.4% to $2.5 billion in the second quarter of 2003 from $3.2 billion in the same period of 2002 as a result of our IRR strategy described above. Loans represented approximately 65.5% of total interest-earning assets in the second quarter of 2003 compared to 58.6% in the same period of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Interest expense in the second quarter of 2003 decreased 29.7%, or $12.5 million, to $29.6 million from $42.1 million in the same period of 2002, reflecting the declines in interest rates and average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 61 basis points to 1.90% in the second quarter of 2003 from 2.51% in the second quarter of 2002. Average interest-bearing liabilities decreased 7.0% to $6.3 billion in the second quarter of 2003 from $6.7 billion in the same period of 2002. The decrease was due primarily to the decrease in wholesale funding resulting from our IRR strategy.

During the second quarter of 2003, average noninterest-bearing deposits increased to $928.8 million from $923.7 million in the same period of 2002.

As a result of the foregoing, our interest rate spread decreased to 3.86% in the second quarter of 2003 from 4.26% in the same period of 2002, and the net yield on interest-earning assets decreased in the second quarter of 2003 to 4.11% from 4.59% in the same period of 2002.

The Quarter Ended June 30, 2003 Compared to the Quarter Ended March 31, 2003

Interest income in the second quarter of 2003 decreased 3.6%, or $3.9 million, to $103.5 million from $107.3 million in the previous quarter. This was primarily due to the decline in interest rates.

The average yield on interest-earning assets decreased 35 basis points to 5.76% in the second quarter of 2003 from 6.11% in the previous quarter primarily reflecting the general decline in market rates of interest during 2003. The average yield on taxable investment securities decreased 79 basis points to 3.70% in the second quarter of 2003 from 4.49% in the previous quarter. The average yield on tax-exempt investment securities decreased 59 basis points to 4.69% in the second quarter of 2003 from 5.28% in the previous quarter. The average yield on loans decreased 6 basis points to 6.89% in the second quarter of 2003 from 6.95% in the previous quarter.

Average interest-earning assets increased $74.7 million, or 1.0%, to $7.2 billion in the second quarter of 2003, compared to $7.1 billion in the previous quarter. Average loans increased $3.5 million, or 0.1%, during the three months ended June 30, 2003 from the previous quarter. Average investment securities, Federal Funds sold and other short-term securities increased 2.9% to $2.5 billion in the second quarter of 2003 from $2.4 billion in the previous quarter. Loans represented approximately 65.5% of total interest-earning assets in the second quarter of 2003 compared to 66.2% in the previous quarter.

Interest expense in the second quarter of 2003 decreased 4.9%, or $1.5 million, to $29.6 million from $31.2 million in the previous quarter, reflecting the declines in interest rates. The average rate paid on interest-bearing liabilities decreased 18 basis points to 1.90% in the second quarter of 2003 from 2.08% in the previous quarter. Average interest-bearing liabilities increased 2.8% to $6.3 billion in the second quarter of 2003 from $6.1 billion in the previous quarter. The increase was due to the increases in MMDA, NOW, and savings.

During the second quarter of 2003, average noninterest-bearing deposits decreased to $928.8 million from $977.6 million in the previous quarter.

As a result of the foregoing, our interest rate spread decreased to 3.86% in the second quarter of 2003 from 4.03% in the previous quarter, and the net yield on interest-earning assets decreased in the second quarter of 2003 to 4.11% from 4.33% in the previous quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Net Interest Income - Year to Date

Net interest income decreased 14.9% to $150.0 million for the six months ended June 30, 2003 from $176.2 million for the six months ended June 30, 2002. This decrease was primarily due to a 43 basis point decrease in our net yield on interest-earning assets and to a lesser degree a $476.4 million, or 6.2%, decrease in average interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Six months ended June 30, 2003			Six months ended June 30, 2002
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$92,923	$512	1.11%	$68,593	$554	1.63%
Other short-term securities	36	1	5.60%	1,772	42	4.78%
Investment securities:
Taxable	2,246,473	45,801	4.11%	2,948,757	90,580	6.19%
Tax-exempt (2)	105,280	2,464	4.72%	131,569	3,212	4.92%
Loans (3)	4,718,705	162,016	6.92%	4,489,108	165,829	7.45%

Total interest-earning assets	7,163,417	210,794	5.93%	7,639,799	260,217	6.87%
Noninterest-earning assets	834,790			583,036

Total assets	$7,998,207	210,794		$8,222,835	260,217

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,871,547	16,957	1.19%	$2,404,214	18,247	1.53%
Time deposits, over $100,000	531,597	5,650	2.14%	553,295	7,239	2.64%
Other time deposits	1,144,389	9,971	1.76%	1,238,180	16,249	2.65%

Total interest-bearing deposits	4,547,533	32,578	1.44%	4,195,689	41,735	2.01%
Borrowings	1,411,953	19,216	2.74%	2,166,054	32,276	3.00%
Trust Preferred Securities	204,000	9,029	8.93%	220,265	10,005	9.16%

Total interest-bearing liabilities	6,163,486	60,823	1.99%	6,582,008	84,016	2.57%
Noninterest-bearing deposits	955,424			929,543
Other noninterest-bearing liabilities	159,083			121,824
Preferred stock of real estate investment trust subsidiaries of the Banks	15,648			15,338
Shareholders’ equity	704,566			574,122

Total shareholders’ equity and liabilities	$7,998,207	60,823		$8,222,835	84,016

Net interest income		$149,971			$176,201

Interest rate spread			3.94%			4.29%
Contribution of interest free funds			0.28%			0.36%

Net yield on interest-earning assets (4)			4.22%			4.65%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.08% and 7.34% for the six months ended June 30, 2003 and June 30, 2002. respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $2.4 million and $3.5 million are included in loan interest income for six months ended June 30, 2003, and June 30, 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	Six months ended June 30, 2003 compared with June 30, 2002 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$164	$(206)	$(42)
Other short-term investments	(60)	19	(41)
Investment securities:
Taxable	(18,565)	(26,214)	(44,779)
Tax-exempt	(620)	(128)	(748)
Loans	8,230	(12,043)	(3,813)

Total interest income	(10,851)	(38,572)	(49,423)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(3,179)	4,469	1,290
Time deposits over $100,000	275	1,314	1,589
Other time deposits	1,155	5,123	6,278

Total interest-bearing deposits	(1,750)	10,907	9,157
Borrowings	10,457	2,603	13,060
Trust Preferred Securities	725	251	976

Total interest expense	9,432	13,761	23,193

Net increase (decrease) in net interest income	$(1,419)	$(24,811)	$(26,230)

The Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Interest income in the six months ended June 30, 2003 decreased 19.0% to $210.8 million from $260.2 million in the same period of 2002. This was primarily due to the decline in interest rates and to a lesser degree a decrease in interest-earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

The average yield on interest-earning assets decreased 94 basis points to 5.93% in the six months ended June 30, 2003 from 6.87% in the same period of 2002 primarily reflecting the general decline in market rate of interest during 2002 and 2003. The average yield on taxable investment securities decreased 208 basis points to 4.11% in the same period of 2003 from 6.19% for the same period of 2002. The average yield on tax-exempt investment securities decreased 20 basis points to 4.72% in the same period of 2003 from 4.92% for the same period of 2002. The average yield on loans decreased 53 basis points to 6.92% in the same period of 2003 from 7.45% for the same period of 2002.

Average interest-earning assets decreased $476.4 million, or 6.2%, to $7.2 billion in the six months ended June 30, 2003, compared to $7.6 billion in the same period of 2002. Average loans increased $229.6 million, or 5.1%, to $4.7 billion for the six months ended June 30, 2003 from $4.5 billion in the same period of 2002. This increase was offset by a decrease in average investment securities, Federal Funds sold and other short-term securities, of 22.4% to $2.4 billion in the six months ended 2003 from $3.2 billion in the same period of 2002 as a result of our IRR strategy described above. Loans represent approximately 65.9% of total interest-earning assets in the six months ended June 30, 2003 as compared to 58.8% for the same period in 2002.

Interest expense in the six months ended June 30, 2003 decreased 27.6% to $60.8 million from $84.0 million for the same period of 2002. This decrease was due to lower interest rates paid on interest-bearing liabilities and to a lesser degree, the decline in the average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 58 basis points to 1.99% in the six months ended June 30, 2003 from 2.57% in the same period of 2002. The average rate paid on interest bearing deposits decreased 57 basis points to 1.44% in the same period of 2003 from 2.01% in the same period 2002. Average interest-bearing liabilities decreased 6.4% to $6.2 billion in the six months ended June 30, 2003 from $6.6 billion in the same period of 2002.

During the six months ended June 30, 2003, average noninterest-bearing deposits increased to $955.4 million from $929.5 million in the same period of 2002.

As a result of the foregoing, our interest rate spread decreased to 3.94% in the six months ended June 30, 2003 from 4.29% in the same period of 2002. The net yield on interest-earning assets decreased in the six months ended June 30, 2003 to 4.22% from 4.65% in the same period of 2002.

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

The provision for loan and lease losses in the second quarter of 2003 was $6.7 million, compared to $6.5 million in the first quarter of 2003 and $9.0 million in the second quarter of 2002. The provision for loan and lease losses for the six months ended June 30, 2003 was $13.2 million as compared to $25.0 million for the same period of 2002. The slight increase in the provision for loan and lease losses as compared to the first quarter reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan and lease losses. The decrease in the provision for loan and lease losses for the second quarter and six month period ended 2003 as compared to the same periods of 2002 reflects the decrease in our net charge-offs for these periods as compared to the same periods of 2002. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION—Allowance for Loan and Lease Losses”.

Non-Interest Income

The following table sets forth information concerning non-interest income by category for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
Insurance agency commissions and fees	$27,945	$30,642	$23,664	$26,359	$27,601
Gain on sale of investments, net	3,136	2,023	(358)	9,065	3,004
Service charges and other fees	2,995	2,831	2,786	2,771	2,762
Loan and international banking fees	2,421	2,038	2,309	2,124	2,273
Trust fees	819	757	922	844	894
ATM network revenue	445	406	574	629	628
Gain on sale of loans	364	1,543	1,999	2,049	210
Other income	4,196	4,524	3,964	6,033	2,138
Gain on early retirement of CODES	—	—	2,605	5,770	—
Warrant income	—	—	—	(89)	—

Total	$42,321	$44,764	$38,465	$55,555	$39,510

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

	Six month periods ended:
(Dollars in thousands)	June 30, 2003	June 30, 2002
Insurance agency commissions and fees	$58,587	$38,492
Service charges and other fees	5,826	5,590
Gain on sale of investments, net	5,159	3,351
Loan and international banking fees	4,459	4,800
Gain on sale of loans	1,907	706
Trust fees	1,576	1,800
ATM network revenue	851	1,211
Other income	8,720	6,152

Total	$87,085	$62,102

Non-interest income decreased during the second quarter of 2003 as compared to the first quarter of 2003, primarily due to the decreases in insurance agency commissions and fees and gain on sale of loans which was partially offset by an increase in the gain on sale of investments, net. Non-interest income increased during the second quarter of 2003 as compared to the second quarter of 2002, primarily due to gains by Matsco on operating leases included in other income.

Non-interest income increased during the six months ended June 30, 2003 as compared to the same period of 2002, primarily due to the increases in insurance agency commissions and fees, gain on sale of investments, net, gain on sale of loans and gain by Matsco on operating leases included in other income. The increase in insurance agency commissions and fees during the six months ended June 30, 2003, as compared to the same period in 2002, is a result of the timing of the acquisition of ABD, which occurred on March 12, 2002. As a result, 2002 results only included four months of ABD’s operations.

Our second quarter of 2003 results included insurance agency commissions and fees totaling $27.9 million, as compared to $30.6 million recorded during the first quarter of 2003 and $27.6 million recorded during the second quarter of 2002. A portion of the decrease during the second quarter of 2003, as compared to the first quarter of 2003, is as a result of the seasonality of ABD’s revenues. During the first quarter of 2003, ABD received a significant portion of its annual override income which represents bonus payments from insurance companies based on various factors related to ABD’s production during the prior calendar year. The amount of override income is not estimable before receipt, and therefore this income is not recorded until received.

During the second quarter of 2003, we recorded a $3.1 million gain on sale of investments, compared to a $2.0 million gain for the first quarter of 2003, and a $3.0 million gain in the second quarter of 2002. The gain on sale of investments in the second quarter of 2003 was the result of sales undertaken in order to manage IRR and in anticipation of forthcoming increases in prepayment rates. Also, the gain on sale of investments is net of a $351,000 loss for the second quarter of 2003, $1.5 million loss for first quarter of 2003, and a $297,000 gain for second quarter of 2002 recognized on derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

During the second quarter of 2003, we recorded a $364,000 gain on sale of loans, compared to $1.5 million for the first quarter of 2003, and $210,000 in the second quarter of 2002. During the second quarter of 2003, the gain on sale of loans includes gains on the sale of SBA loans of $364,000, as compared to $347,000 during the first quarter of 2003 and $210,000 for the same period of last year. There was no gain related to the sale of Matsco’s loan production during the second quarter of 2003 and 2002. There was a $1.2 million gain related to the sale of $9.7 million of Matsco’s loan production during the first quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
Compensation and benefits	$42,001	$45,432	$41,735	$39,767	$38,647
Occupancy and equipment	10,171	9,642	10,225	10,035	10,267
Legal and other professional fees	4,390	4,962	2,835	2,462	1,915
Telephone, postage and supplies	1,878	1,746	2,020	1,827	1,918
Marketing and promotion	1,822	1,115	681	1,605	1,617
Correspondent bank and ATM network fees	1,717	1,701	1,866	1,802	1,508
Amortization of intangibles	1,671	1,671	1,658	1,650	1,650
Data processing	1,407	1,251	1,350	1,145	1,196
Insurance	1,283	1,236	944	901	892
Depreciation - equipment leased to others	1,072	735	454	158	—
Expenses on other real estate owned	518	1	20	119	—
FDIC insurance and regulatory assessments	482	498	491	409	417
Dividends paid on preferred stock of real estate investment trusts	454	453	421	465	464
Client service expenses	318	344	480	433	557
Directors fees	293	338	276	218	324
Other expenses	2,769	2,217	103	340	3,142
Contribution to the Greater Bay Bancorp Foundation and related expenses	—	—	—	479	—
Trust Preferred Securities early retirement expense	—	—	—	—	975

Total operating expenses	$72,246	$73,342	$65,559	$63,815	$65,489

Efficiency ratio	62.21%	60.65%	54.87%	44.57%	51.10%
Total operating expenses to average assets	3.60%	3.75%	3.16%	2.99%	3.12%

Operating expenses totaled $72.2 million for the second quarter of 2003, as compared to $73.3 million for the first quarter of 2003 and $65.5 million for the second quarter of 2002. The ratio of operating expenses to average assets was 3.60% in the second quarter of 2003, 3.75% in the first quarter of 2003, and 3.12% in the second quarter of 2002.

	Six month periods ended:
(Dollars in thousands)	June 30, 2003	June 30, 2002
Compensation and benefits	$87,433	$67,222
Occupancy and equipment	19,813	19,105
Legal and other professional fees	9,352	3,604
Telephone, postage and supplies	3,624	3,551
Correspondent bank and ATM network fees	3,418	2,849
Amortization of intangibles	3,342	2,212
Marketing and promotion	2,937	3,069
Data processing	2,658	2,325
Insurance	2,519	1,540
Depreciation - equipment leased to others	1,807	—
FDIC insurance and regulatory assessments	980	880
Dividends paid on preferred stock of real estate investment trusts	907	928
Client service expenses	662	1,204
Directors fees	631	613
Expenses on other real estate owned	519	—
Other expenses	4,986	5,425
Trust Preferred Securities early retirement expense	—	975

Total operating expenses	$145,588	$115,502

Efficiency ratio	61.42%	48.47%
Total operating expenses to average assets	3.67%	2.83%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Operating expenses totaled $145.6 million for the six months ended June 30, 2003, as compared to $115.5 million for the same period of 2002. The ratio of operating expenses to average assets was 3.67% for the six months ended June 30, 2003 and 2.83% for the same period of 2002.

We computed the efficiency ratio by dividing total operating expenses by net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate more efficient resource allocation. Our efficiency ratio for the second quarter of 2003 was 62.21%, as compared to 60.65% in the first quarter of 2003 and 51.10% in the second quarter of 2002. Our efficiency ratio for the six months ended June 30, 2003 was 61.42%, as compared to 48.47% for the same period of 2002.

Operating expenses for ABD were $22.9 million for the second quarter of 2003, $23.6 million for the first quarter of 2003 and $21.5 million for the second quarter of 2002. The efficiency ratio excluding ABD was 56.04% for the second quarter of 2003, 55.28% for the first quarter of 2003 and 43.93% for the second quarter of 2002. The efficiency ratio excluding ABD is computed as operating expenses minus the operating expenses for ABD divided by total revenue minus insurance agency commissions and fees.

Operating expenses decreased $1.1 million during the second quarter of 2003 as compared to the first quarter of 2003. This decrease is primarily due to a $3.4 million decrease in compensation and benefits and a $572,000 decrease in legal and other professional fees. As compared to the second quarter of 2002, operating expenses during the second quarter of 2003 increased $6.8 million. This increase was primarily due to the $3.4 million in compensation and benefits, $1.3 million in regulatory related consulting costs and $1.2 million in other legal and other professional fees.

Operating expenses increased $30.1 million during the six months ended June 30, 2003 as compared to the same period of 2002. This increase is primarily due to a $20.2 million increase in compensation and benefits and a $2.2 million increase in regulatory related consulting costs, $3.5 million increase in other legal and other professional fees, $1.8 million increase in depreciation of equipment leased to others and $1.1 million increase in amortization of intangibles. $13.1 million of the increase in compensation and benefits was due to the ABD acquisition, as 2002 results only included four months of ABD’s operations.

During the quarters ended June 30, 2003, March 31, 2003 and December 31, 2002, we added personnel and resources, both internal and external, to enhance our compliance and enterprise wide risk management programs and processes. These improvements are required as a result of our substantial growth over the last several years and our response to the Cure Agreement (see “FINANCIAL CONDITION—Cure Agreement,” below). These expenditures include additional charges resulting from independent audit scope changes, expansion of internal audit services, professional and consulting fee increases, system enhancements and process improvements. These expenditures will primarily impact our compensation and benefits expense and legal and other professional fees.

Compensation and benefits expenses decreased in the second quarter of 2003 to $42.0 million compared to $45.4 million in the first quarter of 2003. This decrease is primarily the result of the seasonal impact of payroll taxes and benefits and expenses related to ABD’s override income. Compensation and benefits expenses increased in the second quarter of 2003 to $42.0 million compared to $38.6 million in the second quarter of 2002. In part, this increase was a result of our additions in personnel made to enhance our enterprise wide risk management.

Occupancy and equipment expense for the second quarter of 2003 were $10.2 million, compared to $9.6 million in the first quarter of 2003 and $10.3 million in the second quarter of 2002.

Depreciation – equipment leased to others represents expenses related to a small ticket lease product introduced by Matsco in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Income Taxes

Our effective income tax rate for the second quarter of 2003 was 37.8% as compared to 37.5% for the same period in 2002. Our effective income tax rate for the six months ended June 30, 2003 was 38.4% as compared to 37.5% for the same period in 2002. The effective rates were lower than the statutory rate of 42% due to benefits resulting from the non-taxable increase in life insurance cash surrender values, tax-exempt income on municipal securities and California enterprise zone interest income exclusion.

Income of Business Segments

We are organized along community banking and insurance brokerage services business segments. The net income before income taxes for the community banking business segment was $34.4 million and $46.5 million for the second quarter of 2003 and 2002, respectively. The income before income taxes for the insurance brokerage services business segment was $5.1 million and $6.6 million for the second quarter of 2003 and 2002, respectively. The net income before income taxes for the community banking business segment was $68.2 million and $84.8 million for the six months ended June 30, 2003 and 2002, respectively. The income before income taxes for the insurance brokerage services business segment was $12.4 million and $10.1 million for the six months ended 2003 and 2002, respectively. For additional information regarding our results by business segments, see Note 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FINANCIAL CONDITION

Total assets increased $8 million to $8,084 million at June 30, 2003, compared to $8,076 million at December 31, 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Investment securities increased 3.0% or $76.5 million to $2.64 billion at June 30, 2003 compared to $2.56 billion at December 31, 2002.

Loans

Total gross loans at June 30, 2003 were $4.7 billion compared to $4.8 billion at December 31, 2002.

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

For the six months ended June 30, 2003, total loans decreased $84.0 million, or 1.7%. The contraction in the loan portfolio was a result of low loan demand resulting from the current weaknesses in the local and national economies.

For the six months of 2003, the commercial loan portfolio decreased $74.6 million. Real estate construction and land loans decreased by $39.3 million; real estate loans other decreased by $6.7 million; and consumer and other loans decreased by $3.4 million. These decreases were partially offset by a $40.1 million increase in term real estate – commercial.

The following table presents the composition of our loan portfolio at the dates indicated.

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$1,992,499	43.5%	$2,067,142	44.3%
Term real estate - commercial	1,650,330	36.1	1,610,277	34.5

Total commercial	3,642,829	79.6	3,677,419	78.8
Real estate construction and land	671,666	14.7	710,990	15.3
Real estate other	244,955	5.4	251,665	5.4
Consumer and other	162,928	3.6	166,331	3.6

Total loans, gross	4,722,378	103.3	4,806,405	103.1
Deferred fees and discounts, net	(14,803)	(0.3)	(15,245)	(0.3)

Total loans, net of deferred fees	4,707,575	103.0	4,791,160	102.8
Allowance for loan and lease losses	(130,030)	(3.0)	(129,613)	(2.8)

Total loans, net	$4,577,545	100.0%	$4,661,547	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate – commercial and real estate other portfolio and the allocation between fixed and variable rate loans at June 30, 2003.

(Dollars in thousands)	Commercial	Term real estate- commercial	Real estate construction and land	Real estate other
Loans maturing in:
One year or less:
Fixed rate	$212,807	$49,695	$133,622	$2,755
Variable rate	492,593	58,637	443,206	14,350

One to five years:
Fixed rate	527,488	421,358	24,107	14,857
Variable rate	326,351	422,372	62,728	40,162

After five years:
Fixed rate	311,181	268,141	3,235	1,505
Variable rate	122,079	430,127	4,768	171,326

Total	$1,992,499	$1,650,330	$671,666	$244,955

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. Restructured loans which are performing in accordance with the agreed upon modified loan term are presented in the period of restructure and the three subsequent quarters. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

The following table sets forth information regarding nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
Nonperforming loans:
Nonaccrual loans	$45,278	$37,223	$37,750	$47,695	$42,349

Total nonperforming loans	45,278	37,223	37,750	47,695	42,349
Other repossessed assets	1,213	62	—	—	—
OREO	2,500	3,000	397	930	509

Total nonperforming assets	$48,991	$40,285	$38,147	$48,625	$42,858

Restructured loans	$—	$—	$4,500	$4,500	$4,500

Accruing loans past due 90 days or more	$277	$—	$944	$6,132	$6,729

Nonperforming loans to total loans	0.99%	0.79%	0.79%	1.02%	0.90%
Nonperforming assets to total assets	0.61%	0.51%	0.47%	0.58%	0.50%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.05%	0.85%	0.91%	1.26%	1.15%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.61%	0.51%	0.54%	0.71%	0.63%

We had nonperforming assets of $49.0 million at June 30, 2003, $40.3 million at March 31, 2003, $38.1 million at December 31, 2002 and $42.9 million at June 30, 2002. Our ratio of nonperforming assets to total assets at June 30, 2003 was 0.61%, as compared to 0.51% at March 31, 2003, 0.47% at December 31, 2002 and 0.50% at June 30, 2002. The net increase in nonperforming loans in the second quarter was primarily the result of placing one Shared National Credit (“SNC”)/Corporate Finance loan totaling $8.1 million on nonaccrual status. The Uniform Bank Holding Company Performance Report prepared by the Federal Reserve Board for all banks with assets between $3 billion and $10 billion reported an average ratio of nonperforming assets to total assets of 0.80% as of March 31, 2003 for the banks covered by the report. While we recognize that the economic slowdown can impact our clients’ financial performances and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and well-reserved balance sheet to manage through slowing economic periods.

At June 30, 2003, nonperforming assets included $13.5 million in SNC/Corporate Finance loans, $12.5 million in commercial loans, $7.3 million in commercial term real estate loans, $6.8 million in real estate construction loans, $5.3 million in commercial loans and leases from our Matsco subsidiary, $1.2 million in other repossessed assets and $2.5 million in OREO.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels, and indirectly, our allowance for loan and lease losses. As of June 30, 2003, March 31, 2003 and December 31, 2002, our impaired loans were $45.3 million, $37.2 million and $37.8 million, respectively. As of June 30, 2003, March 31, 2003 and December 31, 2002, all of our impaired loans are on nonaccrual status and are included in our nonperforming loan total.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

In addition to the loans disclosed above as nonaccrual or restructured, management has also identified loans totaling approximately $16.4 million that on the basis of information known to us was judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors that may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be removed from nonaccrual, become restructured loans, or other real estate owned in the future.

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

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the period indicated.

	At and for the three month periods ended
(Dollars in thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
Period end loans outstanding	$4,722,378	$4,734,242	$4,806,405	$4,710,013	$4,699,010
Average loans outstanding	$4,750,886	$4,742,974	$4,746,886	$4,688,370	$4,575,569
Allowance for loan and lease losses:
Balance at beginning of period	$129,818	$129,613	$128,429	$126,092	$125,331
Charge-offs:
Commercial	(6,089)	(7,791)	(8,221)	(18,420)	(6,624)
Term real estate - commercial	(1,576)	(894)	—	(7,531)	(2,000)

Total commercial	(7,665)	(8,685)	(8,221)	(25,951)	(8,624)
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	(331)	(329)	(226)	(149)	(236)

Total charge-offs	(7,996)	(9,014)	(8,447)	(26,100)	(8,860)

Recoveries:
Commercial	1,104	2,647	2,594	650	446
Term real estate - commercial	338	1	—	—	20

Total commercial	1,442	2,648	2,594	650	466
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	66	76	37	11	155

Total recoveries	1,508	2,724	2,631	661	621

Net charge-offs	(6,488)	(6,290)	(5,816)	(25,439)	(8,239)
Provision charged to income	6,700	6,495	7,000	27,776	9,000

Balance at end of period	$130,030	$129,818	$129,613	$128,429	$126,092

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.55%	0.54%	0.49%	2.15%	0.72%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.54%	0.54%	1.19%	1.43%	1.05%
Allowance as a percentage of period end loans outstanding	2.75%	2.74%	2.70%	2.73%	2.68%
Allowance as a percentage of nonperforming assets	265.42%	322.25%	339.77%	264.12%	294.21%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Our outstanding non-relationship SNC portfolio totaled $28 million at June 30, 2003, $32 million at March 31, 2003 and $43 million at December 31, 2002. The total non-relationship SNC portfolio as of June 30, 2003 had commitments of only $31 million. Subsequent to quarter-end, we further reduced our non-relationship SNC portfolio by selling a loan with a net book value of $5.07 million for $5.04 million, resulting in a $30,000 loss. After the loan sale, the non-relationship SNC portfolio comprises less than 0.5% of loans outstanding.

During the past year, total commitments in our SNC/Corporate Finance portfolio have been reduced by $107 million and the funded amount has been reduced by $80 million. For the second quarter of 2003, our SNC/Corporate Finance charge-offs approximated $2.8 million as compared to $1.1 million for the first quarter of 2003, $(1.5) million recovery for the fourth quarter of 2002, $3.8 million for the third quarter of 2002 and $300,000 for the second quarter of 2002. These SNC/Corporate Finance portfolio losses represented 43.4%, 16.8%, -25.6%, 15.1% and 3.6% of our net charge-offs for those periods.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, collateral values, and other factors. Our historical loss experience analysis considers our five-year loss experience with our experience over the prior two years weighted most heavily, and is stratified by loan type. Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area and the technology industries based in the Silicon Valley. Credit concentration, trends in credit quality and the pace of portfolio growth are other qualitative factors that are considered in our methodology. These qualitative factors are evaluated in connection with the unallocated portion of the allowance for loan and lease losses.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology and, on an ongoing basis, we engage outside firms to perform independent credit reviews of our loan portfolio.

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses is adequate as of June 30, 2003 to cover incurred losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

At June 30, 2003, the allowance for loan and lease losses was $130.0 million, consisting of a $103.3 million allocated allowance and a $26.7 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Deposits

We emphasize developing total client relationships in order to increase our core deposit base. Deposits reached $5.5 billion at June 30, 2003, an increase of 5.2% compared to December 31, 2002. This increase is attributable to our relationship managers’ continuing efforts to generate increases in our core deposits.

Our noninterest-bearing demand deposit accounts decreased 5.2% to $975.1 million at June 30, 2003 compared to $1.0 billion at December 31, 2002.

Money market deposit accounts (“MMDA”), negotiable order of withdrawal accounts (“NOW”) and savings accounts increased 7.5% to $2.9 billion at June 30, 2003 compared to $2.7 billion at December 31, 2002.

MMDA, NOW and savings accounts were 51.8% of total deposits at June 30, 2003 as compared to 50.7% at December 31, 2002. Time certificates of deposit totaled $1.7 billion, or 30.6% of total deposits at June 30, 2003 compared to $1.6 billion or 29.8% of total deposits at December 31, 2002.

Borrowings

Borrowings were $1.3 billion at June 30, 2003 and $1.7 billion at December 31, 2002. At June 30, 2003, borrowings consisted of securities sold under agreements to repurchase, FHLB advances, Zero Coupon Senior Convertible Contingent Debt Securities, senior notes, a term loan and other notes payable. The overall contraction in the borrowings during 2003 was a result of the IRR strategy described above.

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

Greater Bay is a company separate and apart from the Banks and ABD and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on its bank credit facilities, senior notes and on the outstanding trust preferred securities, the contingent interest on the zero coupon senior convertible contingent debt securities, and the dividends on our common stock and the 7.25% noncumulative convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Banks and ABD to pay dividends to Greater Bay. At June 30, 2003, the subsidiaries had approximately $104.2 million in the aggregate available to be paid as dividends to Greater Bay. We do not believe that such a limitation will adversely impact Greater Bay’s ability to meet its ongoing cash obligations.

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

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of Senior Notes, Series A. The senior notes were issued to replace the CODES which were repurchased during 2002 and to provide liquidity to our holding company. The decision to repurchase the CODES was made after considering the likelihood that the CODES would be put back to us in 2004, the gain which could be recognized upon the CODES repurchase, the anticipated potential rate increases which would have resulted from refinancing the CODES in 2004 and our improving capital position which lowered the importance of the capital feature of the CODES, which is not contained in the senior notes. As of June 30, 2003, there was an outstanding balance of $148.4 million on these notes. The notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The notes mature on March 31, 2008. The notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The notes have a fixed rate of 5.25% per annum paid semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. The notes restrict our ability to sell, dispose of or encumber shares of capital stock of our bank subsidiaries. We used the net proceeds from the notes for general corporate purposes, which may include working capital, capital expenditures, acquisitions and repayment of existing indebtedness. The notes are not registered with the SEC. In accordance with a registration rights agreement entered into with the initial purchasers, we have commenced an exchange offer which, if consummated, will permit holders to exchange their notes for a new series of notes (the “exchange notes”) that are identical in all material respects with the notes, except that the exchange notes will be registered with the SEC. If we fail to consummate the exchange offer as required under the notes, we will be required to pay additional interest on the notes at a rate of 0.25% per annum until all registration defaults have been cured.

As of June 30, 2003, Greater Bay had $30.0 million outstanding under a term loan that matures in 2007. At June 30, 2003, the interest rate on this term loan was 3.20%. The term loan is secured by a pledge of all of the stock of Coast Commercial Bank. The term loan also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s property; and (b) the maintenance of certain capital and financial performance ratios. In addition, as of June 30, 2003, Greater Bay had a short-term, secured credit facility totaling $60.0 million. At June 30, 2003, we had no advances outstanding under this facility. The credit facility provides for an interest rate based on LIBOR plus 0.875%. This credit facility is secured by a pledge of all of the stock of Mid-Peninsula Bank. The credit facility also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s or its subsidiaries’ properties; (b) the merger or consolidation of Greater Bay or any of its subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; (d) the maintenance of certain capital and financial performance ratios; and (e) the maintenance of a minimum net worth of Mid-Peninsula Bank. Greater Bay is in compliance with all related financial covenants for these notes and credit facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

As of June 30, 2003, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $59.2 million for the six months ended June 30, 2003 and $106.2 million for the same period in 2002. Net cash available for investing activities totaled $98.5 million in the six months ended June 30, 2003 and net cash used for investment activities totaled $483.1 million in the same period of 2002. The comparatively large balance of cash available for investing purposes during the six months ended June 30, 2003 primarily reflects our decline in loans and our program to deleverage the balance sheet as described in “RESULTS OF OPERATIONS—Net Interest Income—Overview” above.

For the six months ended June 30, 2003, net cash used by financing activities was $178.0 million, compared to net cash provided by financing activities of $426.6 million in the same period of 2002. Historically, our primary financing activity has been through deposits. For the six months ended June 30, 2003 and 2002, deposit gathering activities generated cash of $276.0 million and $309.1 million, respectively. For the six months ended June 30, 2003 short-term and long-term borrowings decreased $442.7 million from December 31, 2002. Cash flows from borrowings increased $118.5 million for the six months ended June 30, 2002 from December 31, 2001. The decrease in borrowings for the six months ended June 30, 2003 was the result of the implementation of our process to de-leverage the balance sheet by reducing the size of the investment portfolio and the amount of wholesale borrowings in the first quarter.

Capital Resources

Shareholders’ equity at June 30, 2003 increased to $719.3 million from $681.1 million at December 31, 2002. Greater Bay declared dividends of $0.27, and $0.49 per common share during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per share during each of the first and second quarters of 2003 at the annual rate of $3.625 per preferred share.

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

At June 30, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although most banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

	Tangible equity	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Company:
June 30, 2003	6.91%	9.29%	12.29%	13.55%
December 31, 2002	6.40%	8.61%	11.71%	12.97%
June 30, 2002	5.43%	7.77%	10.66%	12.26%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

In addition, at June 30, 2003, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines.

Our tangible equity to asset ratio has improved from 5.43% at June 30, 2002 to 6.91% at June 30, 2003. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that is deducted from total equity to arrive at tangible equity. At June 30, 2003, total goodwill and other intangibles was $189.3 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and other intangibles value.

When our capital ratios are compared to those of the top 75 U.S. Banks (by asset size) at March 31, 2003, we (ranked 62nd by asset size) had tangible equity, leverage, Tier 1 and total risk-based capital ratios equal to or exceeding the top 75 U.S. Banks’ average ratios.

During this last quarter, we engaged an outside firm to help us develop a capital allocation model that incorporates economic factors, historical factors and our actual operating results to measure our capital levels in relation to our risk profile. The preliminary results of this project indicate that our risk profile and capital position should provide us with the flexibility to continue to manage capital in the best interests of our shareholders

Cure Agreement

In 1996, Mid-Peninsula Bancorp and Cupertino National Bancorp merged to form Greater Bay, which had two bank subsidiaries and approximately $600 million in consolidated assets. As a result of internal growth and the establishment through acquisition of nine additional bank subsidiaries, three specialty finance units and a commercial insurance brokerage subsidiary, Greater Bay has grown to approximately $8.1 billion in consolidated assets. Our substantial growth and multi-bank charter structure has increased our risk profile and presented operational challenges that we continue to address and mitigate through risk management programs and procedures. During regulatory examinations of Greater Bay and its subsidiaries in 2002, the bank regulatory agencies identified weaknesses in our enterprise wide risk management programs and following completion of these examinations, Greater Bay received on January 3, 2003 a notice from the Federal Reserve Board advising us that as a result of these weaknesses, we did not meet the continuing financial holding company requirements. In response to the notice, Greater Bay delivered to the Federal Reserve Board a corrective action plan designed to enhance its enterprise wide risk management program. Prior to receipt of the notice from the Federal Reserve Board, Greater Bay had already dedicated significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee Greater Bay’s Enterprise Wide Risk Management Group.

On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve Board which incorporated the terms of Greater Bay’s corrective action plan. On June 27, 2003 the Federal Reserve Board notified Greater Bay that we had fully satisfied all of the terms and conditions of the cure agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

To improve Greater Bay’s risk management program, the corrective action plan required enhancements to policies and procedures relating to interest rate sensitivity, liquidity and capital management, asset risk management and compliance. In the area of interest rate sensitivity, Greater Bay now performs additional stress testing of its IRR exposure under best case and worse case scenarios, reviews its IRR limits and tests its core deposit assumptions. Liquidity management has been augmented by stress testing the liquidity position under various scenarios and by developing a more sophisticated monitoring system for Greater Bay’s funding strategy. In addition, Greater Bay has established a process to quantify and support the appropriateness of established capital limits relative to its risk profile. In the area of asset risk management, Greater Bay has established commercial real estate concentration limits, improved the documentation supporting the allowance for loan and lease losses and strengthened systems relating to loan and investment policies. Greater Bay has also enhanced the processes for identifying and monitoring legal risks to ensure future compliance with all applicable laws and regulations, including the Bank Secrecy Act and anti-money laundering laws

To maintain its financial holding company status, Greater Bay had to complete the corrective action plan by July 7, 2003. Having completed all required actions in advance of the July 7, 2003 date, Greater Bay is in full compliance with all regulatory requirements associated with its financial holding company status.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of June 30, 2003, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At June 30, 2003, the maximum undiscounted future payments that we could be required to make was $99.3 million. Of these arrangements, 62.4% mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD and The Matsco Companies, Inc. based on their future operating results. As of June 30, 2003, under the ABD acquisition agreement, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, as defined in the acquisition agreement, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstance, common stock. The Forecast EBITDA for ABD is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of June 30, 2003, under the acquisition agreement with The Matsco Companies, Inc., the maximum gross future earn-out payments to the former shareholders is $4.5 million through 2005; and

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of June 30, 2003, the combined credit limits on those accounts are $10.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

FIN 46 defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which it has a significant variable interest. As of June 30, 2003, we did not have an interest in any unconsolidated variable interest entities.

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

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to provide us with Tier 1 capital. The impact of FIN 46 on those instruments is currently being evaluated by the accounting community. One potential impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. We do not expect the adoption of FIN 46 to have any additional material impact on our financial condition or operating results.

The following table provides the amounts due under specified contractual obligations for the periods indicated as of June 30, 2003.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,129,744	$—	$—	$—	$1,129,744
Commitments under letters of credit	99,328	—	—	—	99,328
Deposits	4,471,986	81,126	20,004	11	4,573,127
Borrowings	849,151	192,580	178,445	75,197	1,295,373
Trust Preferred Securities	20,000	—	—	184,000	204,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	10,312	50,155	22,581	28,493	111,541
Purchase obligations	12,488	—	—	—	12,488
Other liabilities	281,624	—	—	20,169	301,793

The obligations are categorized by their contractual due dates. Approximately $264.5 million of the commitments to fund loans relate to real estate construction and a significant percentage is expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms including (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At June 30, 2003, we had potential future venture capital funding requirements of $12.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

RECENT EVENT

Effective July 1, 2003, we acquired the assets of Sullivan & Curtis Insurance Brokers of Washington, LLC. The Seattle-based insurance broker specializes in property and casualty insurance services and risk management consulting. This acquisition was accounted for using the purchase method of accounting. The source of funds for the transaction was available cash.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation – Transition and Disclosure

In January 2003 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), certain disclosures have to be made for any period for which an income statement is presented.

SFAS No. 148 shall be effective for financial statements for fiscal years ending after December 15, 2003. We continue to apply APB No. 25 in accounting for stock-based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Derivative Instruments and Hedging Activities

In April 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The provisions of SFAS No.149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (CONTINUED)

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003 the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

We are currently evaluating the provisions of this statement, and do not believe that it will have an impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

In January 2003 the FASB issued FIN 46. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

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

We are currently evaluating the impact of FIN 46. The impact of FIN 46 on the treatment of the trust preferred securities we have issued is currently being evaluated by the accounting community. Under one potential interpretation of FIN 46, the trusts which have issued our trust preferred securities would no longer be consolidated. Conversely, SFAS No. 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability. The accounting community is currently working to resolve this contradictory guidance. Our current presentation is in compliance with the requirements of SFAS No. 150. One potential impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. We do not expect the adoption of FIN 46 to have any additional material impact on our financial condition or operating results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, IRR and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan and lease losses. See “—Allowance for Loan and Lease Losses” herein.

IRR is the risk of a change in market value of portfolio equity due to changes in interest rates. This risk is addressed by our Management Asset & Liability Committee (“ALCO”), which includes senior management representatives. The ALCO monitors IRR by analyzing the potential impact to the net portfolio value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

Our exposure to IRR is reviewed on at least a quarterly basis by the Board ALCO and the Management ALCO. IRR exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the Board-approved limits, the Board may direct management to adjust its asset and liability mix to bring IRR within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging approximately three and a half years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to manage the IRR of certain long term debt instruments and deposit liabilities. When these derivative instruments were acquired, they were determined to be highly effective and were accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133 and 138”). During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. During 2002, we elected to reassert our designation of one of the interest rate swaps as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge are included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Change in interest rates (Dollars in millions)	June 30, 2003			June 30, 2002
	Net portfolio value	Projected change		Net portfolio value	Projected change
		Dollars	Percentage		Dollars	Percentage
100 basis point rise	$1,191	$46	4.0%	$1,196	$5	0.4%
Base scenario	1,145	—	—	1,191	—	—
100 basis point decline	1,049	(96)	-8.4%	1,160	(30)	-2.5%

The preceding table indicates that as of June 30, 2003 an immediate and sustained 100 basis point increase in interest rates would increase our market value of portfolio equity by approximately 4.0% and an immediate and sustained 100 basis point decrease in interest rates would decrease our market value of portfolio equity by approximately 8.4%. The foregoing analysis attributes significant value to our noninterest-bearing deposit balances.

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

The net portfolio value of equity as of June 30, 2003 was $1.1 billion as compared to $1.2 billion as of June 30, 2002. The major reason for the decrease was the overall decline in interest rates which reduced the discount rate used in the calculation of the net present value. The reduced discount rate most significantly impacted non-term deposits, resulting in a significant reduction in their contribution to the calculation of the net portfolio value of equity as of June 30, 2003 as compared to June 30, 2002. The second reason for the change in the market value of equity relates to a significant shift within the non-term deposits to shorter duration liabilities also reducing their contribution to the calculation of the net portfolio value of equity.

In addition, there has been significant movement in the projected change of market value of portfolio equity due to a 100 basis point rise or decline in interest rates between June 30, 2003 and 2002. This is primarily due to two factors. During 2002, we substantially reduced the size of our aggregate fixed rate investment portfolio. At the same time higher prepayment rates on mortgage products reduced the lives of the remaining investments. The reduction in size and life of the investment portfolio decreased the average life and duration of total assets. In addition, in the fourth quarter of 2002 we reclassified our Trust Preferred Securities to a debt security classification, which caused the Trust Preferred Securities to be included in the calculation, whereas previously in the first quarter of 2002 the Trust Preferred Securities were treated as equity securities and therefore not included. The reduction of fixed rate assets and increase in fixed rate liabilities resulted in a small gain in value in rates up compared to a small reduction in the prior year.

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of June 30, 2003, the analysis indicates that our net interest income for the next 12 months would increase by 1.8% if rates increased 100 basis points, and decrease by 2.9% if rates decreased 100 basis points.

This analysis indicates the impact of change in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its composition remains similar to the composition at quarter-end. It does not account for all the factors that impact this analysis including changes that management may make in the balance sheet composition to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

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

The following table shows interest sensitivity gaps for different intervals as of June 30, 2003:

(Dollars in thousands)	Immediate or one day	2 days to 6 months	7 months to 12 months	1 Year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
As of June 30, 2003
Assets:
Cash and due from banks	$—	$11,792	$—	$—	$—	$—	$11,792	$267,440	$279,232
Federal Funds Sold	15,000	—	—	—	—	—	15,000	—	15,000
Investment securities	67,787	820,790	215,634	701,933	317,034	489,610	2,612,788	26,684	2,639,472
Loans	2,031,478	831,471	359,619	855,604	546,522	80,398	4,705,092	2,483	4,707,575
Allowance for loan and lease losses	—	—	—	—	—	—	—	(130,030)	(130,030)
Other assets	—	—	—	—	—	—	—	572,765	572,765

Total assets	$2,114,265	$1,664,053	$575,253	$1,557,537	$863,556	$570,008	$7,344,672	$739,342	$8,084,014

Liabilities and Equity:
Deposits	$2,859,794	$1,498,514	$113,678	$81,126	$20,004	$11	$4,573,127	$975,124	$5,548,251
Borrowings	3,835	685,191	184,651	420,160	—	1,536	1,295,373	—	1,295,373
Trust preferred securities	—	20,000	—	—	—	184,000	204,000	—	204,000
Other liabilities	—	—	—	—	—	—	—	301,793	301,793
Shareholders’ equity	—	—	—	—	—	—	—	734,597	734,597

Total liabilities and equity	$2,863,629	$2,203,705	$298,329	$501,286	$20,004	$185,547	$6,072,500	$2,011,514	$8,084,014

Gap	$(749,364)	$(539,652)	$276,924	$1,056,251	$843,552	$384,461	$1,272,172	$(1,272,172)	$—
Cumulative Gap	$(749,364)	$(1,289,016)	$(1,012,092)	$44,159	$887,711	$1,272,172	$1,272,172	$—	$—
Cumulative Gap/total assets	-9.27%	-15.95%	-12.52%	0.55%	10.98%	15.74%	15.74%	0.00%	0.00%

As of June 30, 2002
Gap	$(338,830)	$(1,026,326)	$(182,216)	$1,170,988	$846,944	$581,774	$1,052,334	$(1,052,334)	$—
Cumulative Gap	$(338,830)	$(1,365,156)	$(1,547,372)	$(376,384)	$470,560	$1,052,334	$1,052,334	$—	$—
Cumulative Gap/total assets	-3.97%	-16.01%	-18.15%	-4.41%	5.52%	12.34%	12.34%	0.00%	0.00%

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The foregoing table indicates that we had a one year cumulative negative gap of $1.0 billion, or 12.5% of total assets, at June 30, 2003. In theory, this would indicate that at June 30, 2003, $1.0 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates on assets and liabilities were to increase in equal amounts, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

The cumulative gap for the immediate or one-day period increased approximately $410.5 million between June 30, 2002 and 2003. This decrease in the immediate or one-day period was due to an increase in non-term deposits which are included in this category (see below for a further discussion regarding non-term deposits) and a decrease in variable rate loans on a period-to-period basis. The cumulative gap for the 2-days to 6-months category declined $76.1 million, but the composition of the cumulative gap changed due to the shorter duration of the fixed income investment portfolio offset by the increase in the amount of deposits. The cumulative gap for the 12-months period as of June 30, 2003 showed a decline in interest rate sensitivity as compared to June 30, 2002. This decline is mainly due to the reduction of short-term borrowings and, to a lesser extent, the investment portfolio at June 30, 2003 as compared to June 30, 2002 offset slightly by an increase in deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the Gap analysis. In fact we expect to experience higher net interest income when rates rise, opposite of what is indicated by the Gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary IRR management tools.

CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarter ended June 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings—Not applicable

ITEM 2. Changes in Securities and Use of Proceeds—Not applicable

ITEM 3. Defaults Upon Senior Securities—Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of shareholders on May 20, 2003.

(b) The following directors were elected at the annual meeting to serve for a three-year term:

Robert A. Archer

David L. Kalkbrenner

Rex D. Lindsay

Arthur K. Lund

Glen McLaughlin

Linda R. Meier

Warren R. Thoits

The following directors continued in office after the annual meeting:

Frederick J. de Grosz

Susan B. Ford

John M. Gatto

James E. Jackson

Stanley A. Kangas

Daniel G. Libarle

George M. Marcus

Duncan L. Matteson

Donald H. Seiler

James C. Thompson

Thaddeus. J. Whalen Jr.

(c) At the annual meeting, shareholders approved (1) the election of the Company’s Class III directors; (2) the amendment of the Company’s Restated Articles of Incorporation to increase the authorized number of shares of preferred stock from 4,000,000 to 10,500,000; (3) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003; and (4) a shareholder proposal regarding the elimination of the classified Board of Directors. The results of the voting were as follows:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Election of Directors
Robert A. Archer	45,996,504		1,746,882
David L. Kalkbrenner	46,151,552		1,591,834
Rex D. Lindsay	46,043,377		1,700,009
Arthur K. Lund	46,086,128		1,657,258
Glen McLaughlin	46,063,676		1,679,710
Linda R. Meier	46,203,163		1,540,223
Warren R. Thoits	45,917,763		1,825,623
Articles Amendment	28,678,097	8,084,059		301,902	10,679,328
Separate Class Vote For Common Stock	27,163,790	8,042,556		301,902	10,679,328
Separate Class Vote For Series B Preferred Stock	906,771	22,964		0	0
Independent Public Accountants	45,184,662	2,369,990		188,734	0
Shareholder Proposal	19,789,058	16,512,521		762,478	10,679,329

(d)	Not applicable.

ITEM 5. Other Information—Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

Exhibit No.	Description of Exhibits

4.1	Certificate of Amendment of Restated Articles of Incorporation of Greater Bay Bancorp (increasing authorized preferred shares)

10.1	Amendment No. 1 to Employment Agreement, dated as of April 14, 2003, by and between Greater Bay Bancorp and Byron Scordelis (1).

10.2	Mutual Release and Settlement Agreement, dated June 24, 2003, effectively July 1, 2003, by and between Greater Bay Bancorp and Susan Black (1).

31	Certifications of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Represents executive compensation plans and arrangements of Greater Bay Bancorp

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, Greater Bay filed the following Current Reports on Form 8-K: (1) April 23, 2003 (containing a press release announcing first quarter 2003 results); (2) June 11, 2003 (containing a press release and slide presentation for analysts’ conference); (3) June 30, 2003 (containing a press release announcing the satisfactory completion of the Cure Agreement).

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp (Registrant)

By:	/s/ STEVEN C. SMITH
STEVEN C. SMITH Executive Vice President and Chief Financial Officer

Date: August 6, 2003