Form 10-Q
period 2003-09-30
GREATER BAY BANCORP
filed 2003-11-14
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

Outstanding shares of Common Stock, no par value, as of November 6, 2003: 52,347,639

GREATER BAY BANCORP

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Cash and due from banks	$258,054	$300,514
Federal funds sold	53,000	14,000

Cash and cash equivalents	311,054	314,514
Investment securities:
Available for sale, at fair value	2,327,606	2,458,421
Other securities	74,828	104,565

Investment securities	2,402,434	2,562,986
Total loans:
Commercial	1,945,030	2,067,142
Term real estate - commercial	1,656,059	1,610,277

Total commercial	3,601,089	3,677,419
Real estate construction and land	604,172	710,990
Real estate other	253,502	251,665
Consumer and other	158,119	166,331
Deferred loan fees and discounts	(15,413)	(15,245)

Total loans, net of deferred fees	4,601,469	4,791,160
Allowance for loan and lease losses	(128,499)	(129,613)

Total loans, net	4,472,970	4,661,547
Property, premises and equipment, net	51,547	52,069
Goodwill	150,568	144,181
Other intangible assets	49,248	47,722
Interest receivable and other assets	350,169	292,708

Total assets	$7,787,990	$8,075,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$1,043,433	$1,028,672
MMDA, NOW and savings	2,865,841	2,673,973
Time certificates, $100,000 and over	768,712	829,717
Other time certificates	760,925	739,911

Total deposits	5,438,911	5,272,273
Borrowings	1,215,677	1,737,243
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	204,000	204,000
Other liabilities	193,303	165,502

Total liabilities	7,051,891	7,379,018

Preferred stock of real estate investment trust subsidiaries of the Banks	15,302	15,650

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,500,000 shares authorized	—	—
7.25% convertible preferred stock, stated value $50.00: recorded at fair value at issuance; 2,356,606 reserved shares; 1,630,504 and 1,673,898 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	80,441	80,900
Common stock, no par value: 80,000,000 shares authorized; 52,160,193 and 51,577,795 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	241,893	234,627
Unearned compensation	(681)	(1,450)
Accumulated other comprehensive income	5,729	18,624
Retained earnings	393,415	348,358

Total shareholders’ equity	720,797	681,059

Total liabilities and shareholders’ equity	$7,787,990	$8,075,727

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
INTEREST INCOME
Loans	$78,305	$85,035	$240,321	$250,861
Investment securities:
Taxable	18,184	39,546	61,894	126,622
Tax-exempt	1,186	1,523	3,650	4,736

Total interest on investment securities	19,370	41,069	65,544	131,358
Other interest income	1,053	2,155	3,657	6,257

Total interest income	98,728	128,259	309,522	388,476

INTEREST EXPENSE
Deposits	13,175	21,511	45,753	63,246
Long-term borrowings	4,021	6,733	11,826	18,925
Trust Preferred Securities	4,511	4,666	13,540	14,670
Other borrowings	4,333	7,712	15,744	27,797

Total interest expense	26,040	40,622	86,863	124,638

Net interest income	72,688	87,637	222,659	263,838
Provision for loan and lease losses	8,000	27,776	21,195	52,776

Net interest income after provision for loan and lease losses	64,688	59,861	201,464	211,062

NON-INTEREST INCOME
Insurance agency commissions and fees	31,174	26,359	89,761	64,851
Service charges and other fees	2,792	2,771	8,618	8,361
Loan and international banking fees	2,668	2,124	7,127	6,924
Gain on sale of loans	1,515	2,049	3,422	2,755
Trust fees	813	844	2,389	2,644
ATM network revenue	492	629	1,343	1,840
Gain on sale of investments, net	38	9,065	5,197	12,416
Gain on early retirement of CODES	—	5,770	—	5,770
Other income	4,432	5,944	13,152	12,096

Total	43,924	55,555	131,009	117,657

OPERATING EXPENSES
Compensation and benefits	43,309	39,767	130,742	106,989
Occupancy and equipment	10,695	10,035	30,508	29,140
Legal and other professional fees	3,601	2,462	12,953	6,066
Amortization of intangibles	1,949	1,650	5,291	3,862
Telephone, postage and supplies	1,767	1,827	5,391	5,378
Correspondent bank and ATM network fees	1,495	1,802	4,913	4,217
Data processing	1,431	1,145	4,089	3,470
Marketing and promotion	1,428	1,605	4,365	4,674
Insurance	1,131	901	3,650	2,441
Depreciation – equipment leased to others	1,096	158	2,903	158
FDIC insurance and regulatory assessments	588	409	1,568	1,289
Other real estate owned, net	546	119	1,065	119
Dividends paid on preferred stock of real estate investment trusts	453	465	1,360	1,393
Client services	294	218	956	1,637
Directors fees	294	433	925	831
Trust Preferred Securities early retirement expense	—	—	—	975
Contribution to the Foundation and related expenses, net	—	479	—	479
Other expenses	2,464	340	7,450	6,199

Total operating expenses	72,541	63,815	218,129	179,317

Income before provision for income taxes	36,071	51,601	114,344	149,402
Provision for income taxes	13,710	19,131	43,761	55,794

Net income	$22,361	$32,470	$70,583	$93,608

Net income per common share – basic	$0.40	$0.61	$1.27	$1.78

Net income per common share – diluted	$0.39	$0.60	$1.26	$1.73

Cash dividends per share of common stock	$0.135	$0.125	$0.405	$0.365

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Net income	$22,361	$32,470	$70,583	$93,608

Other comprehensive income/(loss):
Unrealized net gains on securities:
Unrealized net holding gains arising during period (net of taxes of $(11.1) million and $7.2 million for the three months ended September 30, 2003 and 2002, and $(7.4) million and $18.3 million for the nine months ended September 30, 2003 and 2002, respectively)	(15,313)	9,980	(10,227)	25,280
Less: reclassification adjustment for net gains included in net income	(22)	(5,253)	(3,012)	(7,195)

Net change	(15,335)	4,727	(13,239)	18,085
Cash flow hedge:
Net losses arising during period (net of taxes of $507,000 and $250,000 for the three months and nine months ended September 30, 2003, respectively)	699	—	344	—

Net change	699	—	344	—
Other comprehensive income/(loss)	(14,636)	4,727	(12,895)	18,085

Comprehensive income	$7,725	$37,197	$57,688	$111,693

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2003	2002
Cash flows - operating activities
Net income	$70,583	$93,608
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	21,195	52,776
Depreciation and amortization	21,890	10,152
Amortization of intangible assets	5,291	3,862
Accretion of discount on CODES	1,229	1,927
Deferred income taxes	458	(1,517)
(Gain)/loss on sale of OREO	418	—
(Gain) on sale of CODES	—	(5,770)
(Gain) on sale of loans	(3,422)	(2,755)
(Gain) on sale of investments, net	(5,197)	(12,416)
Changes in assets and liabilities net of effects from purchase of business acquisitions:
Accrued interest receivable and other assets	(30,926)	(52,124)
Accrued interest payable and other liabilities	15,419	68,010
Deferred loan fees and discounts, net	(3,565)	740

Operating cash flows, net	93,373	156,493

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
Available for sale	1,819,477	1,478,969
Other securities	—	1,990
Purchase of investment securities:
Available for sale	(2,081,444)	(2,260,735)
Other securities	(997)	—
Proceeds from sale of available for sale securities	392,159	836,310
Loans, net	107,981	(270,158)
Proceeds from sale of portfolio loans	64,085	22,137
Payment for business acquisition	(7,509)	(40,793)
Proceeds from sale of other real estate owned	2,479	1,502
Purchase of property, premises and equipment	(7,360)	(2,080)
Purchase of bank owned life insurance policies	(12,056)	(21,100)

Investing cash flows, net	276,815	(253,958)

Cash flows - financing activities
Net change in deposits	166,638	453,838
Net change in other borrowings - short-term	(607,425)	(428,834)
Proceeds from other borrowings - long-term	(63,294)	261,315
Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	—	(15,000)
Proceeds from Senior Notes Series B	147,924	—
Early retirement of Zero Coupon Senior Convertible Contingent Debt Securities	—	(81,314)
Proceeds from sale of common stock	8,035	25,396
Cash dividends on convertible preferred stock	(4,434)	(2,892)
Cash dividends on common stock	(21,092)	(18,674)

Financing cash flows, net	(373,648)	193,835

Net change in cash and cash equivalents	(3,460)	96,370
Cash and cash equivalents at beginning of period	314,514	215,404

Cash and cash equivalents at end of period	$311,054	$311,774

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$93,185	$113,316

Income taxes	$33,437	$53,777

Non-cash transactions:
Additions to other real estate owned	$—	$2,433

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of September 30, 2003, and the Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2003 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we” or “our” on a consolidated basis) and are not audited. The interim financial data as of September 30, 2003 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2003.

Organization and Nature of Operations

Greater Bay is a financial holding company with 11 bank subsidiaries (the “Banks”): Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Greater Bay Corporate Finance Group (“Corporate Finance”), Greater Bay International Banking Division, Greater Bay Trust Company, The Matsco Companies (“Matsco”), Pacific Business Funding and the Venture Banking Group.

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

We provide a wide range of commercial banking services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions on behalf of our clients’ employee benefit plans. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

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

Derivatives and Hedging Activities

All derivatives are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment; or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. For a fair value hedge, the change in fair value of the derivative instruments is recognized in current-period earnings together with the offsetting change in fair vale on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific forecasted transactions, and linking all derivatives that are designated as fair value hedges to (1) specific assets and liabilities on the balance sheet or (2) an unrecognized firm commitment. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows:

(Dollars in thousands)	Unrealized gains on securities	Cash flow hedges	Accumulated other comprehensive income
Balance - June 30, 2003	$21,092	$(727)	$20,365
Current period change in fair value	(15,335)	699	(14,636)

Balance - September 30, 2003	$5,757	$(28)	$5,729

Balance - June 30, 2002	$17,325	$—	$17,325
Current period change in fair value	4,727	—	4,727

Balance - September 30, 2002	$22,052	$—	$22,052

(Dollars in thousands)	Unrealized gains on securities	Cash flow hedges	Accumulated other comprehensive income
Balance - December 31, 2002	$18,996	$(372)	$18,624
Current period change in fair value	(13,239)	344	(12,895)

Balance - September 30, 2003	$5,757	$(28)	$5,729

Balance - December 31, 2001	$3,967	$—	$3,967
Current period change in fair value	18,085	—	18,085

Balance - September 30, 2002	$22,052	$—	$22,052

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 123 and No. 148”). Under the provisions of SFAS No. 123 and No. 148, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology. We implemented the requirements of SFAS No. 123 and No. 148 and have elected to adopt the disclosure provisions of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for our stock option plan and our employee stock purchase plan (our “stock-based compensation plans”). Accordingly, no compensation cost has been recognized for our stock-based compensation plans. Had compensation for our stock-based compensation plans been determined consistent with SFAS No. 123, our net income per common share would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,240	$1,295	$3,874	$3,906
Net income:
As reported	$22,361	$32,470	$70,583	$93,608
Pro forma	$21,121	$31,175	$66,709	$89,702

Basic net income per common share:
As reported	$0.40	$0.61	$1.27	$1.78
Pro forma	$0.38	$0.58	$1.20	$1.71

Diluted net income per common share:
As reported	$0.39	$0.60	$1.26	$1.73
Pro forma	$0.37	$0.57	$1.18	$1.66

The fair value of each stock-based compensation grant is determined as of the date of the grant. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Three months ended September 30,
	2003	2002
Stock option plan:
Dividend yield	2.7%	1.9%
Expected volatility	45.1%	37.8%
Risk free rates	3.1%	3.4%
Weighted average expected life	5.72	5.72

Employee stock purchase plan:
Dividend yield	2.7%	1.4%
Expected volatility	39.6%	46.8%
Risk free rates	1.5%	2.7%
Weighted average expected life	0.25	0.25

No adjustments have been made for forfeitures. The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the increase in the common share stock price over the option price when the options are exercised or the purchase price when the shares are purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

NOTE 2—BUSINESS COMBINATIONS

On July 1, 2003, we completed the acquisition of Sullivan & Curtis Insurance Brokers of Washington, LLC (“S&C”). We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired and capitalized merger and other related costs of $270,000 were recorded as goodwill. The source of funds for the acquisition was available cash.

On March 12, 2002, we completed the acquisition of ABD for a purchase price of approximately $195.2 million in cash and shares of a new series of convertible preferred stock in a tax-free reorganization accounted for using the purchase method of accounting. This amount included an initial payment on consummation of the merger of $72.5 million in convertible preferred stock and $59.1 million in cash, and the present value of an earn-out payment of approximately $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals annually through 2005. In addition, we capitalized merger and other related costs of $1.6 million which were recorded as goodwill. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition. The source of funds for the acquisition was a $30.0 million term loan and available cash. We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $95.6 million, which was recorded as goodwill. Assets acquired included other intangibles of $50.4 million, representing the fair value of ABD’s book of business at the acquisition date.

The following table presents pro forma financial information as if the acquisition of ABD had occurred on January 1, 2002.

	Nine months ended September 30, 2002
(Dollars in thousands, except per share amounts)	Greater Bay Bancorp	ABD (1)	Pro forma
Net interest income after provision for loan and lease losses and non-interest income	$328,719	$15,665	$344,384
Income before provision for income taxes	149,402	(611)	148,791
Net income	93,608	(667)	92,941
Net income per common share - basic			$1.77
Net income per common share - diluted			$1.70

(1)	Includes only ABD’s results through March 11, 2002. ABD’s post-acquisition results, including revenues of $39.1 million, income before provision for income taxes of $10.1 million and net income of $5.9 million, are included in the Greater Bay Bancorp column for 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking:
CAPCO	$6,054	$110	$6,054	$140
Matsco	19,707	—	18,207	—
Other	2,360	1,896	2,360	2,140

Total community banking	28,121	2,006	26,621	2,280
Insurance brokerage services:
ABD	116,884	40,505	117,560	45,442
S&C	5,563	6,737	—	—

Total insurance brokerage services	122,447	47,242	117,560	45,442

Total	$150,568	$49,248	$144,181	$47,722

Based on ABD achieving its specified performance goals for 2002, we accrued for ABD’s estimated 2002 earn-out payment as of December 31, 2002. During the quarter ended March 31, 2003, we finalized procedures to determine the exact amount of the ABD earn-out payment. As a result of the final determination of the 2002 earn-out payment, we reduced the number of shares of convertible preferred stock issued by approximately 43,394 shares and reduced goodwill by $76,000. In addition, included in the balance of goodwill was $5.6 million recorded in connection with the S&C acquisition that was recorded during the third quarter of 2003 and $1.5 million of additional goodwill recorded in connection with the Matsco acquisition that was recognized during the first quarter of 2003 upon satisfaction of certain contingencies.

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) on January 1, 2002. Upon adoption of SFAS No. 142, goodwill was no longer amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over 20 years.

As of September 30, 2003, we have expirations of $46.6 million which were recorded in connection with the ABD and S&C acquisitions. Expirations represent the estimated fair value of the existing customer lists (or “books of business”) that they had developed over a period of years through the date of acquisition. The expirations are estimated to have a life of approximately eight years. Amortization for intangibles for 2003 and each of the next five years is estimated to range between $5.8 million and $7.3 million per year.

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at September 30, 2003 were as follows:

(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
ABD expirations	$50,375	$(9,870)	$40,505
S&C expirations	6,306	(204)	6,102
S&C covenant not to compete	708	(73)	635
CAPCO customer base	200	(90)	110
Servicing assets	2,197	(399)	1,798
Core deposits	1,465	(1,367)	98

Total intangible assets	$61,251	$(12,003)	$49,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2002, we completed the required initial impairment tests of goodwill and an annual update. Based upon our latest evaluation, our goodwill was not impaired at December 31, 2002.

NOTE 4—BORROWINGS

Borrowings are detailed as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Short-term borrowings:
FHLB advances	$733,544	$1,279,565
Securities sold under agreements to repurchase	49,887	111,291

Total short-term borrowings	783,431	1,390,856

Long-term borrowings:
5.25% Senior Notes, Series B due March 31, 2008	151,996	—
FHLB advances	150,946	206,834
Zero Coupon Senior Convertible Contingent Debt Securities	74,809	73,580
Term loan	30,000	30,000
Securities sold under agreements to repurchase	20,000	20,000
Other long-term notes payable	4,495	15,973

Total long-term borrowings	432,246	346,387

Total borrowings	$1,215,677	$1,737,243

Short-term borrowings

During the nine months ended September 30, 2003 and the year ended December 31, 2002, the average balance of short-term Federal Home Loan Bank (“FHLB”) advances was $861.1 million and $1.2 billion, respectively, and the average interest rates during those periods were 2.12% and 2.78%, respectively. The maximum amounts outstanding at any month-end during the nine months ended September 30, 2003 and the year ended December 31, 2002 were $1.1 billion and $1.4 billion, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. At September 30, 2003 and December 31, 2002, investment securities with a carrying value of $1.4 billion and $1.5 billion, respectively, and loans with a carrying value of $292.9 million and $322.8 million, respectively, were pledged to the FHLB for both short-term and long-term borrowings.

During the nine months ended September 30, 2003 and the year ended December 31, 2002, the average balance of securities sold under short-term agreements to repurchase was $89.4 million and $236.8 million, respectively, and the average interest rates during those periods were 2.29% and 2.05%, respectively. The maximum amounts outstanding at any month-end during the nine months ended September 30, 2003 and the year ended December 31, 2002 were $114.3 million and $400.9 million, respectively. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase.

During the nine months ended September 30, 2003 and the year ended December 31, 2002, the average balance of federal funds purchased was $473,000 and $314,000, respectively, and the average interest rates during those periods were 1.60% and 1.82%, respectively. There were no amounts outstanding at any month-end during the nine months ended September 30, 2003 and the year ended December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

In addition, as of September 30, 2003 and December 31, 2002, we had a short-term, secured credit facility totaling $60.0 million. At September 30, 2003 and December 31, 2002, we had no advances outstanding under this facility. The credit facility provides for an interest rate of LIBOR plus 0.875%. As of September 30, 2003, we were in compliance with all financial covenants for this credit facility. We had additional short-term credit facilities with similar terms available during the year ended December 31, 2002. During the nine months ended September 30, 2003 and the year ended December 31, 2002, the average balances under all of our short-term credit facilities were $30.0 and $16.5 million, respectively, and the average interest rates during those periods were 2.71% and 2.81%, respectively. The maximum amounts outstanding at any month-end under these types of facilities during the nine months ended September 30, 2003 and the year ended December 31, 2002 were $30.0 and $45.0 million, respectively.

Long-term borrowings

The long-term FHLB advances mature between 2004 and 2011. During the nine months ended September 30, 2003 and the year ended December 31, 2002, we paid an average interest rate of 3.85% and 3.73%, respectively on these advances.

As of September 30, 2003 and December 31, 2002, we had a secured term loan outstanding of $30.0 million that matures in 2007. For the nine months ended September 30, 2003 and the year ended December 31, 2002, we paid an average rate of 3.20% on this loan. As of September 30, 2003, we were in compliance with all related financial covenants for this credit facility.

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of 5.25% Senior Notes, Series A, due March 31, 2008 (the “notes”). The notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The notes mature on March 31, 2008. The notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We used the net proceeds from the notes for general corporate purposes, which may include working capital, capital expenditures, acquisitions and repayment of existing indebtedness. We have entered into an interest rate swap agreement for the purpose of hedging against the risk of changes in the fair value of these notes resulting from changes in interest rates. Accordingly, these notes were carried at $152.0 million at September 30, 2003, which represents the notional amounts of the notes, net of the unamortized issuance discount and the effect of changes in the fair value of the note attributable to interest rate change since the consummation of the interest rate swap agreement. In August 2003, we completed an exchange offer of the notes for 5.25% Senior Notes, Series B, due March 31, 2008 (the “exchange notes”) that are identical in all material respects with the notes, except that the exchange notes are registered with the Securities Exchange Commission (“SEC”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use an interest rate swap to convert fixed-rate debt to floating-rate debt. The swap, with a notional amount of $150.0 million expiring on March 31, 2008 was entered into with the intention of fixing the fair value of the 5.25% Senior Notes, Series B. This derivative instrument possesses a term equal to the non-callable term of the hedged instrument, with a notional amount equal to the amount of the instrument being hedged. As the specific terms and notional amount of the derivative instrument exactly matched those of the instrument being hedged, we meet the “no ineffectiveness” criteria of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133 and 138”). As such, the derivative instrument was assumed to be 100% effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion through September 30, 2003.

We use an interest rate swap to convert floating-rate debt to fixed-rate debt. The swap, with a notional amount of $30.0 million and a term of up to 10 years expiring on September 15, 2008 was entered into with the intention of fixing the interest payments on the trust preferred securities issued by GBB Capital II. We also entered into an interest rate collar to reduce the embedded cap in trust preferred securities. The interest rate cap, with a notional amount of $15.0 million and a term of ten years expiring in July 2011, was entered into with the intention of lowering the cap of the interest payments on the trust preferred securities issued by GBB Capital VI. These derivative instruments are described further in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 6—PER SHARE DATA

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the three months and nine months ended September 30, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

	For the three months ended September 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$22,361
Dividends on preferred stock	(1,478)

Income available to common shareholders	20,883	52,093,000	$0.40
Effect of dilutive securities:
Stock options	—	1,041,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$20,883	53,134,000	$0.39

	For the three months ended September 30, 2002
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$32,470
Dividends on preferred stock	(1,314)

Income available to common shareholders	31,156	51,339,000	$0.61
Effect of dilutive securities:
Convertible preferred stock	1,314	765,000
Stock options	—	2,400,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$32,470	54,504,000	$0.60

	For the nine months ended September 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$70,583
Dividends on preferred stock	(4,434)

Income available to common shareholders	66,149	51,919,000	$1.27
Effect of dilutive securities:
Stock options	—	727,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$66,149	52,646,000	$1.26

	For the nine months ended September 30, 2002
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per share:
Net income	$93,608
Dividends on preferred stock	(2,891)

Income available to common shareholders	90,717	50,891,000	$1.78
Effect of dilutive securities:
Convertible preferred stock	2,891	1,881,000
Stock options	—	1,267,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$93,608	54,039,000	$1.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

There were options outstanding to purchase 2,992,944 shares and 2,999,989 shares during the three months ended September 30, 2003 and 2002, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock. There were options outstanding to purchase 3,961,274 shares and 2,101,032 shares during the nine months ended September 30, 2003 and 2002, respectively, that were considered anti-dilutive.

The convertible preferred stock was considered anti-dilutive in the third quarter of 2003, whereby the preferred dividends of $1.5 million for the quarter divided by the common stock equivalent of the convertible preferred stock of 2,717,000 shares of common stock for the third quarter of 2003 were greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $1.5 million for the third quarter of 2003.

The convertible preferred stock was considered anti-dilutive for the nine months ended September 30, 2003, whereby the preferred dividends of $4.4 million divided by the common stock equivalent of the convertible preferred stock of 2,740,000 shares of common stock were greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $4.4 million for the nine months ended September 30, 2003.

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

We are organized primarily along community banking and insurance brokerage services business segments. We have aggregated 14 operating divisions into the “community banking” segment. Community banking provides a range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. The insurance brokerage services segment provides commercial and employee benefits insurance brokerage services, employee benefits consulting and risk management solutions. We conduct our business within the United States; our foreign operations are not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

The following table shows each segment’s key operating results and financial position for the nine months ended September 30, 2003 and 2002:

	As of and for the nine months ended September 30, 2003			As of and for the nine months ended September 30, 2002
(Dollars in thousands)	Community banking	Insurance agency services	Total	Community banking	Insurance agency services (2)	Total
Statements of operations
Net interest income after provision for loan and lease losses	$217,328	$645	$217,973	$208,683	$853	$209,536
Non-interest income	36,002	89,799	125,801	38,042	64,851	102,893
Operating expenses:
Direct operating expenses	77,437	72,288	149,725	65,448	51,302	116,750
Intercompany allocation	78,953	—	78,953	57,450	—	57,450

Total operating expenses	156,390	72,288	228,678	122,898	51,302	174,200

Income before provision for income taxes (1)	$96,940	$18,156	$115,096	$123,827	$14,402	$138,229

Balance sheets
Total assets	$6,306,155	$274,938	$6,581,093	$7,063,685	$223,972	$7,287,657
Deposits	5,438,911	—	5,438,911	5,443,909	—	5,443,909

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	We acquired ABD on March 12, 2002 and its results of operations are included only from the date of acquisition through March 31, 2002.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the nine months ended September 30, 2003 and 2002 is presented below.

(Dollars in thousands)	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net interest income and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$343,774	$312,429
Parent company net interest income after provision for loan and lease losses and non-interest income	(11,301)	16,290

Consolidated net interest income after provision for loan and lease losses and non-interest income	$332,473	$328,719

Income before provision for income taxes
Total segment income before provision for income taxes	$115,096	$138,229
Parent company income before provision for income taxes	(752)	11,173

Consolidated income before provision for income taxes	$114,344	$149,402

Total assets
Total segment assets	$6,581,093	$7,287,657
Parent company assets	1,206,897	1,030,342

Consolidated total assets	$7,787,990	$8,317,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

NOTE 8-GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1)	changes in underlying asset, liability, or equity security of the guaranteed party or

2)	a third party’s failure to perform under an obligating guarantee (performance guarantee).

We consider the following off-balance sheet lending arrangements to be guarantees under FIN 45:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At September 30, 2003, the maximum undiscounted future payments to fund loans under such commitments that we could be required to make was $102.0 million. Of these arrangements, $80.7 million, or 79.1%, mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD, the Matsco Companies, Inc. and S&C based on their future operating results. As of September 30, 2003, under the ABD acquisition agreement, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, as defined in the acquisition agreement, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. The Forecast EBITDA for ABD is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of September 30, 2003, under the acquisition agreements with The Matsco Companies, Inc., and S&C the maximum gross future earn-out payments to their former shareholders is, for the years indicated, as follows:

(Dollars in thousands)	Future earn-out payments
2004	$4,800
2005	4,800
2006	4,900

Total	$14,500

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of September 30, 2003, the combined credit limits on those accounts were $11.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2003 and December 31, 2002 and for the

Three Months and Nine Months Ended September 30, 2003 and 2002

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

Matsco Lease Finance, Inc. III (“MLF III”) is a special purpose corporation wholly owned by Greater Bay formed for the purpose of issuing lease-backed notes. MLF III, CNBIT I, CNBIT II, MPBIT and SJNBIT each have some characteristics of variable interest entities as defined by FIN 46. The results of and financial position of these five entities are fully consolidated with our results and financial position.

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and the ability for those instruments to provide us with Tier 1 capital. The accounting community and regulatory agencies are currently evaluating the impact of FIN 46 on these types of instruments. One potential interpretation of FIN 46 would require us to deconsolidate the trust entities that issued these trust preferred securities. The impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which currently continues to allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such determination could change at a later date. We do not expect FIN 46 to have a material impact on our financial condition or operating results.

NOTE 10—COMMON STOCK CASH DIVIDEND

On September 24, 2003, we declared a cash dividend of $0.135 cents per common share payable on October 15, 2003 to shareholders of record as of October 6, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Greater Bay is a financial holding company with 11 bank subsidiaries: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. We also have a commercial insurance brokerage subsidiary, ABD. We also conduct business through the following divisions: CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

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

We provide a wide range of commercial banking services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial and employee benefit insurance brokerage services, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions on behalf of our client’s employee benefit plans. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

At September 30, 2003, we had total assets of $7.8 billion, total loans, net, of $4.5 billion, total investment securities of $2.4 billion and total deposits of $5.4 billion.

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002. Greater Bay does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrence or unanticipated events or circumstances after the date of such statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 Annual Report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period-to-period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

Goodwill and Other Intangible Assets

As discussed in Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes income, income per common share and certain key financial ratios for the periods indicated.

(Dollars in thousands, except per share amounts)	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net income	$22,361	$32,470	$70,583	$93,608
Net income per common share:
Basic	$0.40	$0.61	$1.27	$1.78
Diluted	$0.39	$0.60	$1.26	$1.73
Return on average assets	1.11%	1.52%	1.18%	1.51%
Return on average shareholders’ equity	12.37%	20.36%	13.31%	21.08%

Net income declined 31.1% during the third quarter of 2003 as compared to the third quarter of 2002. Net income declined 24.6% during the first nine months of 2003 as compared to the same period of 2002. The $(0.21) decline in earnings per diluted share for the third quarter of 2003 and the $(0.47) decline in earnings per diluted share for the first nine months of 2003, compared to the same periods a year ago, were attributable primarily to the following factors:

•	Market interest rate reductions reduced our net interest margin by 38 basis points in the third quarter of 2003 and 41 basis points in the first nine months of 2003, resulting in approximately an $(0.09) and $(0.28) decline in earnings per diluted share, respectively;

•	Planned reduction in our interest earning asset base (primarily the investment securities portfolio) reduced earnings per diluted share by approximately $(0.09) and $(0.21) for the third quarter of 2003 and first nine months of 2003, respectively; and

•	Outside consulting costs related to enterprise wide risk management and regulatory compliance amounted to approximately $434,000 in the third quarter of 2003 and $2.6 million in the first nine months of 2003, or approximately $(0.01) and $(0.03) per diluted share, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income-Overview

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. We are proactively managing our IRR in this uncertain economic market environment to ensure that we are positioned for long-term success compared to short-term earnings goals that would not be sustainable in a rising interest rate environment. Our current strategy, which is continually reviewed in relationship to market conditions, includes a gradual reduction of the investment securities portfolio. Based on our current net interest margin position and the mix of our balance sheet, we believe we have seen the majority of the margin compression that will impact us. However, if market interest rates decline further, we would expect continued margin pressure. For every 25 basis point decline in market interest rates, we estimate that the net interest margin will decline approximately 10 basis points to 20 basis points, depending on our mix of assets and liabilities. We have had opportunities to add to our net interest income in the short-term by extending investment security maturities or expanding the balance sheet, but we believe the risks of that strategy in this low interest rate environment would not be prudent IRR management.

During the first nine months of 2003, the investment securities portfolio decreased by $160.6 million to $2.4 billion. We expect this decrease to continue during the fourth quarter and have a target of $2.2 billion for our investment securities portfolio by December 31, 2003. While $2.2 billion is currently the target for our investment portfolio, market conditions or a different mix of fixed rate versus variable rate assets could change the ultimate portfolio size and composition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Net interest income decreased 17.1% to $72.7 million for the third quarter of 2003 from $87.6 million for the third quarter of 2002. This decrease was primarily due to the 38 basis point decrease in our net yield on interest-earning assets and to a lesser degree the $717.1 million, or 9.2%, decrease in average interest-earning assets.

Net interest income decreased 1.5% to $72.7 million in the third quarter of 2003 from $73.8 million for the second quarter of 2003. This decrease was primarily due to the 5 basis point decrease in our net yield on interest-earning assets and the $96.3 million, or 1.3%, decrease in our average interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended September 30, 2003			Three months ended September 30, 2002
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$97,821	$214	0.87%	$123,355	$497	1.60%
Other short-term securities	3,167	1	0.13%	26,638	285	4.24%
Investment securities:
Taxable	2,283,319	19,022	3.31%	2,906,796	40,922	5.59%
Tax-exempt (2)	102,864	1,186	4.57%	126,504	1,523	4.78%
Loans (3)	4,623,844	78,305	6.72%	4,641,680	85,032	7.27%

Total interest-earning assets	7,111,015	98,728	5.51%	7,824,973	128,259	6.50%
Noninterest-earning assets	847,722			649,206

Total assets	$7,958,737	98,728		$8,474,179	128,259

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,885,114	6,969	0.96%	$2,698,343	10,441	1.54%
Time deposits, over $100,000	505,023	2,384	1.87%	533,752	3,341	2.48%
Other time deposits	1,115,115	3,822	1.36%	1,263,216	7,729	2.43%

Total interest-bearing deposits	4,505,252	13,175	1.16%	4,495,311	21,511	1.90%
Borrowings	1,324,343	8,354	2.50%	2,012,416	14,445	2.85%
Trust Preferred Securities	204,000	4,511	8.77%	223,373	4,666	8.29%

Total interest-bearing liabilities	6,033,595	26,040	1.71%	6,731,100	40,622	2.39%
Noninterest-bearing deposits	1,004,485			948,431
Other noninterest-bearing liabilities	188,118			146,409
Preferred stock of real estate investment trust subsidiaries of the Banks	15,302			15,650
Shareholders’ equity	717,237			632,589

Total shareholders’ equity and liabilities	$7,958,737	26,040		$8,474,179	40,622

Net interest income		$72,688			$87,637

Interest rate spread			3.80%			4.11%

Net yield on interest-earning assets (4)			4.06%			4.44%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 6.88% and 7.13% for the three months ended September 30, 2003 and September 30, 2002, respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $1.2 million and $1.6 million are included in loan interest income for three months ended September 30, 2003 and September 30, 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended September 30, 2003			Three months ended June 30, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$97,821	$214	0.87%	$135,418	$373	1.10%
Other short-term securities	3,167	1	0.13%	72	1	5.57%
Investment securities:
Taxable	2,283,319	19,022	3.31%	2,242,162	20,696	3.70%
Tax-exempt (2)	102,864	1,186	4.57%	106,144	1,241	4.69%
Loans (3)	4,623,844	78,305	6.72%	4,720,462	81,139	6.89%

Total interest-earning assets	7,111,015	98,728	5.51%	7,204,258	103,450	5.76%
Noninterest-earning assets	847,722			851,704

Total assets	$7,958,737	98,728		$8,055,962	103,450

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,885,114	6,969	0.96%	$3,030,295	8,708	1.15%
Time deposits, over $100,000	505,023	2,384	1.87%	523,582	2,751	2.11%
Other time deposits	1,115,115	3,822	1.36%	1,178,796	4,586	1.56%

Total interest-bearing deposits	4,505,252	13,175	1.16%	4,732,673	16,045	1.36%
Borrowings	1,324,343	8,354	2.50%	1,313,388	9,379	2.86%
Trust Preferred Securities	204,000	4,511	8.77%	204,000	4,222	8.30%

Total interest-bearing liabilities	6,033,595	26,040	1.71%	6,250,061	29,646	1.90%
Noninterest-bearing deposits	1,004,485			928,801
Other noninterest-bearing liabilities	188,118			146,546
Preferred stock of real estate investment trust subsidiaries of the Banks	15,302			15,646
Shareholders’ equity	717,237			714,908

Total shareholders’ equity and liabilities	$7,958,737	26,040		$8,055,962	29,646

Net interest income		$72,688			$73,804

Interest rate spread			3.80%			3.86%

Net yield on interest-earning assets(4)			4.06%			4.11%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 6.88% and 7.04% for the three months ended September 30, 2003 and June 30, 2003, respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $1.2 million and $1.2 million are included in loan interest income for three months ended September 30, 2003 and June 30, 2003, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three months ended September 30, 2003 compared with September 30, 2002 favorable / (unfavorable)			Three months ended September 30, 2003 compared with June 30, 2003 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(88)	$(195)	$(283)	$(90)	$(69)	$(159)
Other short-term investments	(135)	(149)	(284)	9	(9)	—
Investment securities:
Taxable	(7,543)	(14,357)	(21,900)	411	(2,085)	(1,674)
Tax-exempt	(275)	(62)	(337)	(31)	(24)	(55)
Loans	(326)	(6,401)	(6,727)	(1,263)	(1,571)	(2,834)

Total interest income	(8,367)	(21,164)	(29,531)	(963)	(3,759)	(4,722)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(680)	4,152	3,472	385	1,354	1,739
Time deposits over $100,000	172	785	957	89	278	367
Other time deposits	822	3,085	3,907	226	538	764

Total interest-bearing deposits	314	8,022	8,336	700	2,170	2,870
Borrowings	4,497	1,594	6,091	(85)	1,110	1,025
Trust Preferred Securities	419	(264)	155	—	(289)	(289)

Total interest expense	5,230	9,352	14,582	615	2,991	3,606

Net increase (decrease) in net interest income	$(3,138)	$(11,811)	$(14,949)	$(349)	$(767)	$(1,116)

The Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

Interest income in the third quarter of 2003 decreased 23.0%, or $29.5 million, to $98.7 million from $128.3 million in the quarter ended September 30, 2002. This was primarily due to the decline in interest rates and to a lesser degree a decrease in interest-earning assets.

The average yield on interest-earning assets decreased 99 basis points to 5.51% in the third quarter of 2003 from 6.50% in the same period of 2002 primarily reflecting the general decline in market rates of interest during 2002 and 2003. The average yield on taxable investment securities decreased 228 basis points to 3.31% in the third quarter of 2003 from 5.59% in the same period of 2002. The average yield on tax-exempt investment securities decreased 21 basis points to 4.57% in the third quarter of 2003 from 4.78% in the same period of 2002. The average yield on loans decreased 55 basis points to 6.72% in the third quarter of 2003 from 7.27% in the same period of 2002.

Average interest-earning assets decreased $714.0 million, or 9.1%, to $7.1 billion in the third quarter of 2003, compared to $7.8 billion in the same period of 2002. Average loans increased $17.8 million, or 0.4%, to $4.62 billion for the three months ended September 30, 2003 from $4.64 billion in the same period of 2002 as a result of our relationship managers’ business development efforts. Average investment securities, Federal funds sold and other short-term securities, decreased 21.9% to $2.5 billion in the third quarter of 2003 from $3.2 billion in the same period of 2002 as a result of our IRR strategy described above. Loans represented approximately 65.0% of total interest-earning assets in the third quarter of 2003 compared to 59.3% in the same period of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in the third quarter of 2003 decreased 35.9%, or $14.6 million, to $26.0 million from $40.6 million in the same period of 2002, reflecting the declines in interest rates and average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 68 basis points to 1.71% in the third quarter of 2003 from 2.39% in the third quarter of 2002. The average rate paid on interest-bearing deposits decreased 74 basis points to 1.16% in the third quarter of 2003 from 1.90% in the same period 2002. Average interest-bearing liabilities decreased 10.4% to $6.0 billion in the third quarter of 2003 from $6.7 billion in the same period of 2002. The decrease was due primarily to the decrease in wholesale funding resulting from our IRR strategy.

During the third quarter of 2003, average noninterest-bearing deposits increased to $1.0 billion from $948.4 million in the same period of 2002.

As a result of the foregoing, our interest rate spread decreased to 3.80% in the third quarter of 2003 from 4.11% in the same period of 2002, and the net yield on interest-earning assets decreased in the third quarter of 2003 to 4.06% from 4.44% in the same period of 2002. The net yield on interest-earning assets was 4.16% on our end of period balance sheet at September 30, 2003.

The Quarter Ended September 30, 2003 Compared to the Quarter Ended June 30, 2003

Interest income in the third quarter of 2003 decreased 4.6%, or $4.7 million, to $98.7 million from $103.5 million in the previous quarter. This was primarily due to the decline in interest rates.

The average yield on interest-earning assets decreased 25 basis points to 5.51% in the third quarter of 2003 from 5.76% in the previous quarter primarily reflecting the general decline in market rates of interest during 2003. The average yield on taxable investment securities decreased 39 basis points to 3.31% in the third quarter of 2003 from 3.70% in the previous quarter. The average yield on tax-exempt investment securities decreased 12 basis points to 4.57% in the third quarter of 2003 from 4.69% in the previous quarter. The average yield on loans decreased 17 basis points to 6.72% in the third quarter of 2003 from 6.89% in the previous quarter.

Average interest-earning assets decreased $93.2 million, or 1.3%, to $7.1 billion in the third quarter of 2003, compared to $7.2 billion in the previous quarter. Average loans decreased $96.6 million, or 2.0%, during the three months ended September 30, 2003 from the previous quarter. Average investment securities, Federal Funds sold and other short-term securities increased $3.4 million or 0.14% to $2.5 billion in the third quarter of 2003. Loans represented approximately 65.0% of total interest-earning assets in the third quarter of 2003 compared to 65.5% in the previous quarter.

Interest expense in the third quarter of 2003 decreased 12.2%, or $3.6 million, to $26.0 million from $29.6 million in the previous quarter, primarily reflecting the declines in interest rates. The average rate paid on interest-bearing liabilities decreased 19 basis points to 1.71% in the third quarter of 2003 from 1.90% in the previous quarter. The average rate paid on interest-bearing deposits decreased 20 basis points to 1.16% in the third quarter of 2003 from 1.36% in the previous quarter. Average interest-bearing liabilities decreased 3.5% to $6.0 billion in the third quarter of 2003 from $6.3 billion in the previous quarter.

During the third quarter of 2003, average noninterest-bearing deposits increased to $1.0 billion from $928.8 million in the previous quarter.

As a result of the foregoing, our interest rate spread decreased to 3.80% in the third quarter of 2003 from 3.86% in the previous quarter, and the net yield on interest-earning assets decreased in the third quarter of 2003 to 4.06% from 4.11% in the previous quarter. The net yield on interest-earning assets was 4.16% on our end of period balance sheet at September 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income – Year to Date

Net interest income decreased 15.6% to $222.7 million for the nine months ended September 30, 2003 from $263.8 million for the nine months ended September 30, 2002. This decrease was primarily due to a 41 basis point decrease in our net yield on interest-earning assets and to a lesser degree a $560.1 million, or 7.3%, decrease in average interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$94,483	$726	1.03%	$87,047	$1,051	1.61%
Other short-term securities	4,623	21	0.61%	20,329	734	4.83%
Investment securities:
Taxable	2,259,329	64,804	3.83%	2,934,618	131,093	5.97%
Tax-exempt (2)	104,466	3,650	4.67%	129,861	4,736	4.88%
Loans (3)	4,689,984	240,321	6.85%	4,541,084	250,862	7.39%

Total interest-earning assets	7,152,885	309,522	5.79%	7,712,939	388,476	6.73%
Noninterest-earning assets	832,323			594,421

Total assets	$7,985,208	309,522		$8,307,360	388,476

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,876,073	23,925	1.11%	$2,503,334	28,688	1.53%
Time deposits, over $100,000	522,642	8,034	2.06%	546,709	10,580	2.59%
Other time deposits	1,134,524	13,794	1.63%	1,246,618	23,978	2.57%

Total interest-bearing deposits	4,533,239	45,753	1.35%	4,296,661	63,246	1.97%
Borrowings	1,382,339	27,570	2.67%	2,114,122	46,722	2.95%
Trust Preferred Securities	204,000	13,540	8.87%	231,428	14,670	8.48%

Total interest-bearing liabilities	6,119,578	86,863	1.90%	6,642,211	124,638	2.51%
Noninterest-bearing deposits	971,957			935,908
Other noninterest-bearing liabilities	169,305			120,078
Preferred stock of real estate investment trust subsidiaries of the Banks	15,532			15,338
Shareholders’ equity	708,836			593,825

Total shareholders’ equity and liabilities	$7,985,208	86,863		$8,307,360	124,638

Net interest income		$222,659			$263,838

Interest rate spread			3.89%			4.22%

Net yield on interest-earning assets(4)			4.16%			4.57%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.01% and 7.27% for the nine months ended September 30, 2003 and September 30, 2002, respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $3.6 million and $5.1 million are included in loan interest income for nine months ended September 30, 2003 and September 30, 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	Nine months ended September 30, 2003 compared with September 30, 2002 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$84	$(409)	$(325)
Other short-term investments	(335)	(378)	(713)
Investment securities:
Taxable	(25,941)	(40,348)	(66,289)
Tax-exempt	(894)	(192)	(1,086)
Loans	8,040	(18,581)	(10,541)

Total interest income	(19,046)	(59,908)	(78,954)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(3,859)	8,622	4,763
Time deposits over $100,000	449	2,097	2,546
Other time deposits	2,000	8,184	10,184

Total interest-bearing deposits	(1,410)	18,903	17,493
Borrowings	14,942	4,210	19,152
Trust Preferred Securities	1,797	(667)	1,130

Total interest expense	15,329	22,446	37,775

Net increase (decrease) in net interest income	$(3,718)	$(37,461)	$(41,179)

The Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Interest income in the nine months ended September 30, 2003 decreased 20.3% to $309.5 million from $388.5 million in the same period of 2002. This was primarily due to the decline in interest rates and, to a lesser degree, a decrease in interest-earning assets.

The average yield on interest-earning assets decreased 94 basis points to 5.79% in the nine months ended September 30, 2003 from 6.73% in the same period of 2002 primarily reflecting the general decline in market rate of interest during 2002 and 2003. The average yield on taxable investment securities decreased 214 basis points to 3.83% in the same period of 2003 from 5.97% for the same period of 2002. The average yield on tax-exempt investment securities decreased 21 basis points to 4.67% in the same period of 2003 from 4.88% for the same period of 2002. The average yield on loans decreased 54 basis points to 6.85% in the same period of 2003 from 7.39% for the same period of 2002.

Average interest-earning assets decreased $560.1 million, or 7.3%, to $7.2 billion in the nine months ended September 30, 2003, compared to $7.7 billion in the same period of 2002. Average loans increased $148.9 million, or 3.3%, to $4.7 billion for the nine months ended September 30, 2003 from $4.5 billion in the same period of 2002. This increase was offset by a decrease in average investment securities, Federal Funds sold and other short-term securities, of 22.4% to $2.5 billion in the nine months ended 2003 from $3.2 billion in the same period of 2002 as a result of our IRR strategy described above. Loans represent approximately 65.6% of total interest-earning assets in the nine months ended September 30, 2003 as compared to 58.9% for the same period in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in the nine months ended September 30, 2003 decreased 30.3% to $86.9 million from $124.6 million for the same period of 2002. This decrease was due to lower interest rates paid on interest-bearing liabilities and, to a lesser degree, the decline in the average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 61 basis points to 1.90% in the nine months ended September 30, 2003 from 2.51% in the same period of 2002. The average rate paid on interest-bearing deposits decreased 62 basis points to 1.35% in the same period of 2003 from 1.97% in the same period 2002. Average interest-bearing liabilities decreased 7.9% to $6.1 billion in the nine months ended September 30, 2003 from $6.6 billion in the same period of 2002.

During the nine months ended September 30, 2003, average noninterest-bearing deposits increased to $972.0 million from $935.9 million in the same period of 2002.

As a result of the foregoing, our interest rate spread decreased to 3.89% in the nine months ended September 30, 2003 from 4.22% in the same period of 2002. The net yield on interest-earning assets decreased in the nine months ended September 30, 2003 to 4.16% from 4.57% in the same period of 2002. The net yield on interest-earning assets was 4.16% on our end of period balance sheet at September 30, 2003.

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

The provision for loan and lease losses in the third quarter of 2003 was $8.0 million, compared to $6.7 million in the second quarter of 2003 and $27.8 million in the third quarter of 2002. The provision for loan and lease losses for the nine months ended September 30, 2003 was $21.2 million, compared to $52.8 million for the same period of 2002. The slight increase in the provision for loan and lease losses in the third quarter of 2003 as compared to the second quarter of 2003 reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan and lease losses. The decrease in the provision for loan and lease losses for the third quarter and nine month period ended 2003 as compared to the same periods of 2002 primarily reflects the decrease in our net charge-offs for these periods as compared to the same periods of 2002. During the third quarter of 2003, our provision for loan and lease losses was less than our net charge-offs of $9.5 million for the same period. Of the net charge-offs, $3.9 million were related to our Shared National Credit (“SNC”)/Corporate Finance portfolio. Because our non-relationship SNC portfolio has been reduced to $20.6 million and we have discontinued lending to non-relationship SNC clients, and our review and analysis of the portfolio indicates that it is adequately reserved, we determined that it was not necessary to replenish the reserve related to this portfolio. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest Income

The following table sets forth information concerning non-interest income by category for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Insurance agency commissions and fees	$31,174	$27,945	$30,642	$23,664	$26,359
Service charges and other fees	2,792	2,995	2,831	2,786	2,771
Loan and international banking fees	2,668	2,421	2,038	2,309	2,124
Gain on sale of loans	1,515	364	1,543	1,999	2,049
Trust fees	813	819	757	922	844
ATM network revenue	492	445	406	574	629
Gain on sale of investments, net	38	3,136	2,023	(358)	9,065
Gain on early retirement of CODES	—	—	—	2,605	5,770
Warrant income	—	—	—	—	(89)
Other income	4,432	4,196	4,524	3,964	6,033

Total	$43,924	$42,321	$44,764	$38,465	$55,555

	Nine month periods ended:
(Dollars in thousands)	September 30, 2003	September 30, 2002
Insurance agency commissions and fees	$89,761	$64,851
Service charges and other fees	8,618	8,361
Loan and international banking fees	7,127	6,924
Gain on sale of investments, net	5,197	12,416
Gain on sale of loans	3,422	2,755
Trust fees	2,389	2,644
ATM network revenue	1,343	1,840
Gain on early retirement of CODES	—	5,770
Warrant income	—	(89)
Other income	13,152	12,185

Total	$131,009	$117,657

Non-interest income increased during the third quarter of 2003 as compared to the second quarter of 2003, primarily due to the increases in insurance agency commissions and fees and gain on sale of loans. This was partially offset by a decrease in the gain on sale of investments, net. Non-interest income decreased during the third quarter of 2003 as compared to the third quarter of 2002, primarily due to declines in the gain on sale of investments, net, and the gain on early retirement of Zero Coupon Senior Convertible Contingent Debt Securities (“CODES”).

Non-interest income increased during the nine months ended September 30, 2003 as compared to the same period of 2002, primarily due to the increases in insurance agency commissions and fees, gain on sale of loans and gain by Matsco on operating leases included in other income. These increases were offset by a decline in gain on sale of investments, net, and gain on early retirement of CODES. The increase in insurance agency commissions and fees during the nine months ended September 30, 2003, as compared to the same period in 2002, is primarily the result of the timing of the acquisition of ABD, which occurred on March 12, 2002. The 2002 results only included seven months of ABD’s operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our third quarter of 2003 results included insurance agency commissions and fees totaling $31.2 million, as compared to $27.9 million recorded during the second quarter of 2003 and $26.4 million recorded during the third quarter of 2002. A portion of the increase during the third quarter of 2003, as compared to the second quarter of 2003, was a result of the S&C acquisition which contributed $3.1 million of insurance agency commissions and fees in the third quarter of 2003.

During the third quarter of 2003, we recorded a $38,000 gain on sale of investments, compared to a $3.1 million gain for the second quarter of 2003, and a $9.1 million gain in the third quarter of 2002. The gain on sale of investments in the second quarter of 2003 and the third quarter of 2002 was the result of sales undertaken in order to manage IRR and in anticipation of forthcoming increases in prepayment rates. Also, the gain on sale of investments was net of a $239,000 loss for the third quarter of 2003, a $351,000 loss for second quarter of 2003, and a $234,000 loss for third quarter of 2002 recognized on derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

During the third quarter of 2003, we recorded a $1.5 million gain on sale of loans, compared to $364,000 for the second quarter of 2003, and $2.0 million in the third quarter of 2002. During the third quarter of 2003, the gain on sale of loans includes gains on the sale of SBA loans of $281,000, as compared to $364,000 during the second quarter of 2003 and $400,000 for the same period of last year. There was a $1.2 million gain related to the sale of $14.9 million of Matsco’s loan production during the third quarter of 2003 as compared to $1.6 million gain related to the sale of $12.9 million of Matsco’s loan production during the same period of last year. There was no gain related to the sale of Matsco’s loan production during the second quarter of 2003.

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Compensation and benefits	$43,309	$42,001	$45,432	$41,735	$39,767
Occupancy and equipment	10,695	10,171	9,642	10,225	10,035
Legal and other professional fees	3,601	4,390	4,962	2,835	2,462
Amortization of intangibles	1,949	1,671	1,671	1,658	1,650
Telephone, postage and supplies	1,767	1,878	1,746	2,020	1,827
Correspondent bank and ATM network fees	1,495	1,717	1,701	1,866	1,802
Data processing	1,431	1,407	1,251	1,350	1,145
Marketing and promotion	1,428	1,822	1,115	681	1,605
Insurance	1,131	1,283	1,236	944	901
Depreciation – equipment leased to others	1,096	1,072	735	454	158
FDIC insurance and regulatory assessments	588	482	498	491	409
Expenses on other real estate owned	546	518	1	20	119
Dividends paid on preferred stock of real estate investment trusts	453	454	453	421	465
Client service expenses	294	318	344	480	433
Directors fees	294	293	338	276	218
Contribution to the Greater Bay Bancorp Foundation and related expenses	—	—	—	—	479
Other expenses	2,464	2,769	2,217	103	340

Total operating expenses	$72,541	$72,246	$73,342	$65,559	$63,815

Efficiency ratio	62.21%	62.21%	60.65%	54.87%	44.57%
Total operating expenses to average assets	3.62%	3.60%	3.75%	3.16%	2.99%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating expenses totaled $72.5 million for the third quarter of 2003, as compared to $72.2 million for the second quarter of 2003 and $63.8 million for the third quarter of 2002. The ratio of operating expenses to average assets was 3.62% in the third quarter of 2003, 3.60% in the second quarter of 2003, and 2.99% in the third quarter of 2002.

	Nine month periods ended:
(Dollars in thousands)	September 30, 2003	September 30, 2002
Compensation and benefits	$130,742	$106,989
Occupancy and equipment	30,508	29,140
Legal and other professional fees	12,953	6,066
Telephone, postage and supplies	5,391	5,378
Amortization of intangibles	5,291	3,862
Correspondent bank and ATM network fees	4,913	4,217
Marketing and promotion	4,365	4,674
Data processing	4,089	3,470
Insurance	3,650	2,441
Depreciation – equipment leased to others	2,903	158
FDIC insurance and regulatory assessments	1,568	1,289
Dividends paid on preferred stock of real estate investment trusts	1,360	1,393
Expenses on other real estate owned	1,065	119
Client service expenses	956	1,637
Directors fees	925	831
Contribution to the Greater Bay Bancorp Foundation and related expenses	—	479
Trust Preferred Securities early retirement expense	—	975
Other expenses	7,450	6,199

Total operating expenses	$218,129	$179,317

Efficiency ratio	61.68%	47.00%
Total operating expenses to average assets	3.65%	2.89%

Operating expenses totaled $218.1 million for the nine months ended September 30, 2003, as compared to $179.3 million for the same period of 2002. The ratio of operating expenses to average assets was 3.65% for the nine months ended September 30, 2003 and 2.89% for the same period of 2002.

We compute the efficiency ratio by dividing total operating expenses by the sum of net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate more efficient resource allocation. Our efficiency ratio for the third quarter of 2003 was 62.21%, as compared to 62.21% in the second quarter of 2003 and 44.57% in the third quarter of 2002. Our efficiency ratio for the nine months ended September 30, 2003 was 61.68%, as compared to 47.00% for the same period of 2002.

Operating expenses for ABD were $25.9 million for the third quarter of 2003, $22.9 million for the second quarter of 2003 and $22.3 million for the third quarter of 2002. The efficiency ratio, excluding ABD, was 54.88% for the third quarter of 2003, 56.04% for the second quarter of 2003 and 35.61% for the third quarter of 2002. The efficiency ratio, excluding ABD, is computed as operating expenses minus the operating expenses for ABD divided by total revenue minus insurance agency commissions and fees. Efficiency ratios represent a performance measure utilized by the financial institutions industry. We provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other financial institutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(Dollars in thousands)	September 30, 2003	June 30, 2003	September 30, 2002
Total operating expenses	$72,541	$72,246	$63,815
Less: ABD operating expenses	25,880	22,852	22,288

Total operating expenses without ABD	$46,661	$49,394	$41,527

Total revenue	$116,612	$116,125	$143,192
Less: ABD total revenue	31,591	27,991	26,569

Total revenue without ABD	$85,021	$88,134	$116,623

Efficiency ratio excluding ABD	54.88%	56.04%	35.61%

Operating expenses increased $295,000 during the third quarter of 2003 as compared to the second quarter of 2003. This increase was primarily due to a $1.3 million increase in compensation and benefits and a $278,000 increase in amortization of intangibles. These increases were offset by a $789,000 decrease in legal and other professional fees and $394,000 decrease in marketing and promotion. As compared to the third quarter of 2002, operating expenses during the third quarter of 2003 increased $8.7 million. This increase was primarily due to the $3.5 million in compensation and benefits, $1.1 million in other legal and other professional fees and $1.0 million in depreciation of equipment leased to others.

Operating expenses increased $38.8 million during the nine months ended September 30, 2003 as compared to the same period of 2002. This increase was primarily due to a $23.8 million increase in compensation and benefits and a $2.6 million increase in regulatory-related consulting costs, $6.9 million increase in other legal and other professional fees, $2.7 million increase in depreciation of equipment leased to others and $1.4 million increase in amortization of intangibles. Of the increase in compensation and benefits, $13.4 million was due to the ABD acquisition, as 2002 results only included seven months of ABD’s operations, and $2.3 million of the increase was due to the S&C acquisition during the third quarter of this year.

During the nine month period ended June 30, 2003, we added personnel and resources, both internal and external, to enhance our compliance and enterprise-wide risk management programs and processes. These additional improvements were required as a result of our substantial growth over the last several years and our response to the cure agreement that we entered into with the Federal Reserve Board on February 17, 2003 and we fully satisfied on June 27, 2003 (see “FINANCIAL CONDITION – Regulatory Matters,” below). These expenditures include additional charges resulting from independent audit scope changes, expansion of internal audit services, professional and consulting fee increases, system enhancements and process improvements. Third quarter 2003 legal and other professional fees declined to $3.6 million from $4.4 million during the second quarter of 2003. Expenditures on enhancements to our compliance and enterprise-wide risk management programs decreased in the third quarter of 2003 as compared to the prior period primarily as a result of satisfying the requirements of the cure agreement. Despite our satisfaction of the cure agreement, we expect to continue to see related expenditures in compensation and benefits expense and legal and other professional fees in future periods exceeding levels experienced prior to the fourth quarter of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compensation and benefits expenses increased in the third quarter of 2003 to $43.3 million, compared to $42.0 million in the second quarter of 2003. This increase was primarily the result of the S&C acquisition. Compensation and benefits expenses increased in the third quarter of 2003 to $43.3 million, compared to $39.8 million in the third quarter of 2002, reflecting the S&C acquisition and personnel additions to enhance our enterprise-wide risk management programs.

Occupancy and equipment expense for the third quarter of 2003 were $10.7 million, compared to $10.2 million in the second quarter of 2003 and $10.0 million in the third quarter of 2002.

Depreciation – equipment leased to others represents expenses related to a small ticket lease product introduced in 2002.

Income Taxes

Our effective income tax rate for the third quarter of 2003 was 38.0%, as compared to 37.1% for the same period in 2002. Our effective income tax rate for the nine months ended September 30, 2003 was 38.3%, as compared to 37.3% for the same period in 2002. The effective rates were lower than the statutory rate of 42% due to benefits resulting from the non-taxable increase in life insurance cash surrender values, tax-exempt income on municipal securities and California enterprise zone interest income exclusion.

Income of Business Segments

We are organized along community banking and insurance brokerage services business segments. The net income before income taxes for the community banking business segment was $28.7 million and $39.1 million for the third quarter of 2003 and 2002, respectively. The income before income taxes for the insurance brokerage services business segment was $5.7 million and $4.3 million for the third quarter of 2003 and 2002, respectively. The net income before income taxes for the community banking business segment was $96.9 million and $123.8 million for the nine months ended September 30, 2003 and 2002, respectively. The income before income taxes for the insurance brokerage services business segment was $18.2 million and $14.4 million for the nine months ended 2003 and 2002, respectively. For additional information regarding our results by business segments, see Note 7 of the “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS”.

FINANCIAL CONDITION

Total assets decreased $295.6 million to $7.8 billion at September 30, 2003, compared to $8.1 billion at December 31, 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment securities decreased 6.3% or $160.6 million to $2.4 billion at September 30, 2003, compared to $2.6 billion at December 31, 2002.

Loans

Total gross loans at September 30, 2003 were $4.6 billion, compared to $4.8 billion at December 31, 2002.

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

For the nine months ended September 30, 2003, total gross loans decreased $189.5 million, or 3.9%. The contraction in the loan portfolio was a result of low loan demand resulting from the current weaknesses in the local and national economies.

During the first nine months of 2003, the commercial loan portfolio decreased $122.1 million, real estate construction and land loans decreased $106.8 million and consumer and other loans decreased $8.2 million. These decreases were partially offset by an increase of $45.8 million in term real estate – commercial and of $1.8 million in real estate loans other.

The following table presents the composition of our loan portfolio at the dates indicated.

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$1,945,030	43.5%	$2,067,142	44.3%
Term real estate - commercial	1,656,059	37.0	1,610,277	34.5

Total commercial	3,601,089	80.5	3,677,419	78.8
Real estate construction and land	604,172	13.5	710,990	15.3
Real estate other	253,502	5.7	251,665	5.4
Consumer and other	158,119	3.5	166,331	3.6

Total loans, gross	4,616,882	103.2	4,806,405	103.1
Deferred fees and discounts, net	(15,413)	(0.3)	(15,245)	(0.3)

Total loans, net of deferred fees	4,601,469	102.9	4,791,160	102.8
Allowance for loan and lease losses	(128,499)	(2.9)	(129,613)	(2.8)

Total loans, net	$4,472,970	100.0%	$4,661,547	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the maturity distribution of our commercial, real estate construction and land, term real estate – commercial and real estate other portfolio and the allocation between fixed and variable rate loans at September 30, 2003.

(Dollars in thousands)	Commercial	Term real estate- commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
Loans maturing in:
One year or less:
Fixed rate	$202,047	$49,454	$133,048	$2,005	$5,059	$391,613
Variable rate	481,983	72,734	347,045	11,904	45,139	958,805

One to five years:
Fixed rate	452,393	308,860	32,903	14,423	35,796	844,375
Variable rate	260,254	353,241	85,414	58,047	55,242	812,198

After five years:
Fixed rate	410,232	329,633	1,637	2,033	16,782	760,317
Variable rate	138,121	542,137	4,125	165,090	101	849,574

Total	$1,945,030	$1,656,059	$604,172	$253,502	$158,119	$4,616,882

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information regarding nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Nonperforming loans:
Nonaccrual loans	$58,072	$46,491	$37,285	$37,750	$47,695

Total nonperforming loans	58,072	46,491	37,285	37,750	47,695
OREO	—	2,500	3,000	397	930

Total nonperforming assets	$58,072	$48,991	$40,285	$38,147	$48,625

Restructured loans	$3,500	$—	$—	$4,500	$4,500

Accruing loans past due 90 days or more	$50	$277	$—	$944	$6,132

Nonperforming loans to total loans	1.26%	0.99%	0.79%	0.79%	1.02%
Nonperforming assets to total assets	0.75%	0.61%	0.51%	0.47%	0.58%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.34%	1.05%	0.85%	0.91%	1.26%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.79%	0.61%	0.51%	0.54%	0.71%

We had nonperforming assets of $58.1 million at September 30, 2003, $49.0 million at June 30, 2003, $38.1 million at December 31, 2002 and $48.6 million at September 30, 2002. Our ratio of nonperforming assets to total assets at September 30, 2003 was 0.75%, as compared to 0.61% at June 30, 2003, 0.47% at December 31, 2002 and 0.58% at September 30, 2002. This compares to an average of 0.84% for the top 75 U.S. Banks (by asset size) at June 30, 2003. While we recognize that the economic slowdown can impact our clients’ financial performance and ultimately their ability to repay their loans, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and adequately reserved balance sheet to manage through slowing economic periods.

The details of our nonperforming loans at September 30, 2003 and June 30, 2003 were as follows:

(Dollars in thousands)	September 30, 2003	June 30, 2003
SNC/Corporate Finance	$15,198	$13,483
Matsco	6,442	6,495
SBA	6,419	2,948
Venture Banking Group	3,640	3,797
Other commercial	8,313	5,592

Total commercial	40,012	32,315
Term real estate - commercial	12,857	7,205
Real estate construction and land	4,044	6,804
Real estate other	541	58
Consumer and other	618	109

Total nonperforming loans	$58,072	$46,491

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in nonperforming assets was primarily in three areas – commercial term real estate of $5.7 million, SNC/Corporate Finance loans of $1.7 million and SBA credits of $3.5 million. We have a minimal loss exposure on the SBA credits, are partially government guaranteed, and have limited loss exposure on the commercial term real estate which nonperforming assets based on the current real estate collateral valuations. Based on our analysis of the SNC/Corporate Finance portfolio and as we have discontinued lending to non-relationship SNC clients, nonperforming assets in that portfolio are adequately reserved.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and indirectly, our allowance for loan and lease losses. As of September 30, 2003, June 30, 2003 and December 31, 2002, our impaired loans were $58.1 million, $46.5 million and $37.8 million, respectively. As of September 30, 2003, June 30, 2003 and December 31, 2002, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

At September 30, 2003, we had $3.5 million in restructured loans. There was a principal reduction of $103,000 for these restructured loans. Interest income and interest forgone from the restructured loans were $31,000 and $11,000, respectively, for the third quarter ended September 30, 2003. Interest income and interest forgone from the restructured loans were $70,000 and $14,000, respectively, for the nine months ended September 30, 2003.

In addition to the loans disclosed above as nonaccrual or restructured, management has also identified loans totaling approximately $11.6 million that, on the basis of information known to us, was judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors that may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be removed from nonaccrual, become restructured loans or other real estate owned in the future.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Period end loans outstanding	$4,616,882	$4,722,378	$4,734,242	$4,806,405	$4,710,013
Average loans outstanding	$4,667,233	$4,750,886	$4,742,974	$4,746,886	$4,688,370
Allowance for loan and lease losses:
Balance at beginning of period	$130,030	$129,818	$129,613	$128,429	$126,092
Charge-offs:
Commercial	(9,870)	(6,089)	(7,791)	(8,221)	(18,420)
Term real estate - commercial	(61)	(1,576)	(894)	—	(7,531)

Total commercial	(9,931)	(7,665)	(8,685)	(8,221)	(25,951)
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	(257)	(331)	(329)	(226)	(149)

Total charge-offs	(10,188)	(7,996)	(9,014)	(8,447)	(26,100)

Recoveries:
Commercial	559	1,104	2,647	2,594	650
Term real estate - commercial	25	338	1	—	—

Total commercial	584	1,442	2,648	2,594	650
Real estate construction and land	—	—	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	73	66	76	37	11

Total recoveries	657	1,508	2,724	2,631	661

Net charge-offs	(9,531)	(6,488)	(6,290)	(5,816)	(25,439)
Provision charged to income	8,000	6,700	6,495	7,000	27,776

Balance at end of period	$128,499	$130,030	$129,818	$129,613	$128,429

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.81%	0.55%	0.54%	0.49%	2.15%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.63%	0.54%	0.54%	1.19%	1.43%
Allowance as a percentage of period end loans outstanding	2.78%	2.75%	2.74%	2.70%	2.73%
Allowance as a percentage of nonperforming assets	221.28%	265.42%	322.25%	339.77%	264.12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our outstanding non-relationship SNC/Corporate Finance portfolio totaled $20.6 million at September 30, 2003 and $28.0 million at June 30, 2003. The total non-relationship SNC/Corporate Finance portfolio as of September 30, 2003 had commitments of only $22.7 million. During the past year, total commitments in our SNC/Corporate Finance portfolio have been reduced by $70.4 million and the funded amount has been reduced by $56.6 million. The following table sets forth information concerning our SNC/Corporate Finance portfolio charge-offs for the periods indicated:

	For the three month periods ended
(Dollars in thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
SNC/Corporate Finance portfolio net charge-offs	$3,925	$2,816	$1,055	$(1,490)	$3,800
SNC/Corporate Finance portfolio net charge-offs as a percentage of total net charge-offs	41.2%	43.4%	16.8%	-25.6%	14.9%

We employ a systematic methodology for determining our allowance for loan and lease losses that includes a monthly review process and monthly adjustment sof the allowance. Our process includes a periodic loan by loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans, either individually or in pools. This includes an assessment of known problem loans, potential problem loans, and other loans that exhibit deterioration.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, collateral values, and other factors. Our historical loss experience analysis considers our five-year loss experience, with our experience over the prior two years weighted most heavily, and is stratified by loan type. Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area and the technology industries based in Silicon Valley. Credit concentration, trends in credit quality and the pace of portfolio growth are other qualitative factors that are considered in our methodology. These qualitative factors are evaluated in connection with the unallocated portion of the allowance for loan and lease losses.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. In this regard, we have periodically engaged outside firms to independently assess our methodology and, on an ongoing basis, we engage outside firms to perform independent credit reviews of our loan portfolio.

While this methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses is adequate as of September 30, 2003 to cover incurred losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

At September 30, 2003, the allowance for loan and lease losses was $128.5 million, consisting of a $104.0 million allocated allowance and a $24.5 million unallocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits

We emphasize developing total client relationships in order to increase our deposit base. Deposits reached $5.4 billion at September 30, 2003, an increase of 3.2% compared to $5.3 billion December 31, 2002. This increase was attributable to our relationship managers’ continuing efforts to generate increases in our core deposits.

Our noninterest-bearing demand deposit accounts increased 1.4% to $1,043 million at September 30, 2003 compared to $1,029 million at December 31, 2002.

Money market deposit accounts (“MMDA”), negotiable order of withdrawal accounts (“NOW”) and savings accounts increased 7.2% to $2.9 billion at September 30, 2003 compared to $2.7 billion at December 31, 2002.

MMDA, NOW and savings accounts were 52.7% of total deposits at September 30, 2003 as compared to 50.7% at December 31, 2002. Time certificates of deposit totaled $1.5 billion, or 28.1% of total deposits at September 30, 2003 compared to $1.6 billion or 29.8% of total deposits at December 31, 2002.

Borrowings

Borrowings were $1.2 billion at September 30, 2003 and $1.7 billion at December 31, 2002. At September 30, 2003, borrowings consisted of securities sold under agreements to repurchase, FHLB advances, Zero Coupon Senior Convertible Contingent Debt Securities, senior notes, a term loan and other notes payable. The overall contraction in the borrowings during 2003 was a result of the IRR strategy described above.

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

Greater Bay is a company separate and apart from the Banks and ABD and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on its bank credit facilities, senior notes and on the outstanding trust preferred securities, the contingent interest on the zero coupon senior convertible contingent debt securities, and the dividends on our common stock and the 7.25% noncumulative convertible preferred stock. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its investments and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Banks and ABD to pay dividends to Greater Bay. At September 30, 2003, the subsidiaries had approximately $104.6 million in the aggregate available to be paid as dividends to Greater Bay. We do not believe that such a limitation will adversely impact Greater Bay’s ability to meet its ongoing cash obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During 2002, Greater Bay raised approximately $200 million through a private offering of CODES. During 2002, Greater Bay retired $126.4 million of these debt securities. At September 30, 2003, $74.8 million in CODES were outstanding. The debt securities were offered at an original offering price of $639.23 per $1,000 principal amount at maturity. The debt securities may not be redeemed for five years from their date of issue, but Greater Bay may be required to repurchase these securities at their accreted value, at the option of the holders, on April 24, 2004, 2007, 2012 or 2017. Greater Bay pays no interest on these securities unless contingent interest or additional amounts become payable or a tax event occurs and semi-annual interest payments are paid. The debt securities accrete interest at an annual rate of 2.25%. Each $1,000 in principal amount at maturity of the debt securities is convertible into 15.3699 shares of Greater Bay common stock if the closing price of Greater Bay’s common stock exceeds the contingent conversion price or in certain other circumstances.

On March 19, 2003, we received approximately $147.9 million in net proceeds through the notes. The notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The notes mature on March 31, 2008. The notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We used the net proceeds from the notes for general corporate purposes, which may include working capital, capital expenditures, acquisitions and repayment of existing indebtedness. We have entered into an interest rate swap agreement for the purpose of hedging against the risk of changes in the fair value of these notes resulting from changes in interest rates. Accordingly, these notes were carried at $152.0 million at September 30, 2003, which represents the notional amounts of the notes, net of the unamortized issuance discount and the effect of changes in the fair value of the note attributable to interest rate change since the consummation of the interest rate swap agreement. In August 2003, we completed an exchange offer of the notes for the exchange notes that are identical in all material respects with the notes, except that the exchange notes are registered with the SEC.

As of September 30, 2003, Greater Bay had $30.0 million outstanding under a term loan that matures in 2007. At September 30, 2003, the interest rate on this term loan was 3.20%, based on LIBOR plus 1.375%. The term loan is secured by a pledge of all of the stock of Coast Commercial Bank. The term loan also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s property; and (b) the maintenance of certain capital and financial performance ratios. In addition, as of September 30, 2003, Greater Bay had a short-term, secured credit facility totaling $60.0 million. At September 30, 2003, we had no advances outstanding under this facility. The credit facility provides for an interest rate based on LIBOR plus 0.875%. This credit facility is secured by a pledge of all of the stock of Mid-Peninsula Bank. The credit facility also requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s or its subsidiaries’ properties; (b) the merger or consolidation of Greater Bay or any of its subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; (d) the maintenance of certain capital and financial performance ratios; and (e) the maintenance of a minimum net worth of Mid-Peninsula Bank. Greater Bay is in compliance with all related financial covenants for these notes and credit facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2003, Greater Bay did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $93.4 million for the nine months ended September 30, 2003 and $156.5 million for the same period in 2002. Net cash provided by investing activities totaled $276.8 million in the nine months ended September 30, 2003 and net cash used for investment activities totaled $254.0 million in the same period of 2002. The comparatively large balance of cash available for investing purposes during the nine months ended September 30, 2003 primarily reflects our decline in loans and our program to deleverage the balance sheet as described in “RESULTS OF OPERATIONS – Net Interest Income – Overview” above.

For the nine months ended September 30, 2003, net cash used for financing activities was $373.6 million, compared to net cash provided by financing activities of $193.8 million in the same period of 2002. Historically, our primary financing activity has been through deposits. For the nine months ended September 30, 2003 and 2002, deposit gathering activities generated cash of $166.6 million and $453.8 million, respectively. For the nine months ended September 30, 2003 and 2002 short-term and long-term borrowings decreased $670.7 million and $167.5 million, respectively. The decrease in borrowings for the nine months ended September 30, 2003 was the result of the implementation of our process to deleverage the balance sheet by reducing the size of the investment portfolio and the amount of wholesale borrowings.

Capital Resources

Shareholders’ equity at September 30, 2003 increased to $720.8 million from $681.1 million at December 31, 2002. Greater Bay declared dividends of $0.405 and $0.49 per common share during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per share during each of the first, second and third quarters of 2003 at the annual rate of $3.625 per preferred share.

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

At September 30, 2003, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although most banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels as of the dates indicated and the two highest levels recognized under these regulations were as follows:

	Tangible equity	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Company:
September 30, 2003	7.07%	9.49%	12.64%	13.90%
December 31, 2002	6.40%	8.61%	11.71%	12.97%
September 30, 2002	6.10%	8.17%	11.35%	12.61%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

In addition, at September 30, 2003, each of our subsidiary banks had levels of capital that exceeded the well-capitalized guidelines. Our leverage ratio increased during the third quarter of 2003 to 9.49% from 9.29% in the second quarter of 2003 and 8.17% one year ago, while the total risk-based capital ratio increased to 13.90% at September 30, 2003 from 13.55% at June 30, 2003 and 12.61% at September 30, 2002.

Our tangible equity to tangible asset ratio has improved to 7.07% at September 30, 2003 from 6.10% at September 30, 2002. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that are deducted from total equity and total assets to arrive at tangible equity and tangible assets. At September 30, 2003, total goodwill and other intangibles were $199.8 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and other intangibles value. We believe that the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

(Dollars in thousands)	September 30, 2003	June 30, 2003	September 30, 2002
Shareholders’ equity	$640,356	$638,854	$579,207
Convertible preferred stock	80,441	80,441	72,500
REIT preferred securities	15,302	15,302	15,650

	736,099	734,597	667,357
Less: goodwill and other intangibles	(199,816)	(189,299)	(170,642)

Tangible equity	$536,283	$545,298	$496,715

Total assets	$7,787,990	$8,084,014	$8,317,999
Less: goodwill and other intangibles	(199,816)	(189,299)	(170,642)

Tangible assets	$7,588,174	$7,894,715	$8,147,357

When our capital ratios are compared to those of the top 75 U.S. Banks (by asset size) at June 30, 2003, our leverage, Tier 1 and total risk-based capital ratios are equal to or exceed the top 75 U.S. Banks’ average ratios.

During this last quarter, we engaged an outside firm to help us develop a capital allocation model that incorporates economic factors, historical factors and our actual operating results to measure our capital levels in relation to our risk profile. The preliminary results of this project indicate that our risk profile and capital position should provide us with the flexibility to manage our capital in the best interests of our shareholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Regulatory Matters

During regulatory examinations of Greater Bay and its subsidiaries in 2002, the bank regulatory agencies identified weaknesses in our enterprise wide risk management programs and following completion of these examinations, Greater Bay received on January 3, 2003 a notice from the Federal Reserve Board advising us that as a result of these weaknesses, we did not meet the continuing financial holding company requirements. In response to the notice, Greater Bay delivered to the Federal Reserve Board a corrective action plan designed to enhance its enterprise-wide risk management program. Prior to receipt of the notice from the Federal Reserve Board, Greater Bay had already dedicated significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee Greater Bay’s Enterprise Wide Risk Management Group.

On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve Board which incorporated the terms of Greater Bay’s corrective action plan. On June 27, 2003 the Federal Reserve Board notified Greater Bay that we had fully satisfied all of the terms and conditions of the cure agreement. Accordingly, the Federal Reserve Board terminated the cure agreement.

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

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of September 30, 2003, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At September 30, 2003, the maximum undiscounted future payments that we could be required to make was $102.0 million. Of these arrangements, 79.1% mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees;

•	We may be required to make contingent payments to the former shareholders of ABD, the Matsco Companies, Inc. and S&C based on their future operating results. As of September 30, 2003, under the ABD acquisition agreement, the maximum gross future earn-out payments to ABD’s former shareholders is $56.4 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, as defined in the acquisition agreement, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. The Forecast EBITDA for ABD is $29.6 million, $34.6 million and $40.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of September 30, 2003, under the acquisition agreements with The Matsco Companies, Inc., and S&C the maximum gross future earn-out payments to their former shareholders are, for the years indicated, as follows:

(Dollars in thousands)	Future earn-out payments
2004	$4,800
2005	4,800
2006	4,900

Total	$14,500

•	Several of our Banks have guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of September 30, 2003, the combined credit limits on those accounts were $11.0 million.

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

MLF III is a special purpose corporation wholly owned by Greater Bay formed for the purpose of issuing lease-backed notes. MLF III, CNBIT I, CNBIT II, MPBIT and SJNBIT each have some characteristics of variable interest entities as defined by FIN 46. The results and financial position of these five entities are fully consolidated with our results and financial position.

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to provide us with Tier 1 capital. The accounting community and regulatory agencies are currently evaluating the impact of FIN 46 on these types of instruments. One potential interpretation of FIN 46 would require us to deconsolidate the trust entities that issued these trust preferred securities. The impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such determination could change at a later date. We do not expect FIN 46 to have a material impact on our financial condition or operating results.

The following table provides the amounts due under specified contractual obligations for the periods indicated as of September 30, 2003.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,183,166	$—	$—	$—	$1,183,166
Commitments under letters of credit	101,964	—	—	—	101,964
Deposits	5,346,690	75,190	17,019	12	5,438,911
Borrowings	783,783	200,201	156,096	75,597	1,215,677
Trust Preferred Securities	20,000	—	—	184,000	204,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	4,616	51,865	24,094	30,462	111,037
Purchase obligations	10,551	—	—	—	10,551
Other liabilities	161,082	—	—	32,221	193,303

The obligations are categorized by their contractual due dates. Approximately $288.6 million of the commitments to fund loans relate to real estate construction and a significant percentage is expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms including (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At September 30, 2003, we had potential future venture capital funding requirements of $10.6 million.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

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

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to provide us with Tier 1 capital. The accounting community and regulatory agencies are currently evaluating the impact of FIN 46 on these types of instruments. One potential interpretation of FIN 46 would require us to deconsolidate the trust entities that issued these trust preferred securities. The impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such determination could change at a later date. We do not expect FIN 46 to have a material impact on our financial condition or operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUBSEQUENT EVENTS

Subsequent to quarter end, we announced that we will consolidate our 11 bank charters into one national bank charter, Greater Bay Bank, N.A. Each of our subsidiary bank boards has approved the charter consolidation plan, which remains subject to the approval of the Office of the Comptroller of the Currency. Regulatory approval is anticipated near year-end, at which time the legal and regulatory consolidation will be consummated.

This consolidation is solely intended to streamline our regulatory and legal structure as well as our internal financial and operational management requirements. We will continue to operate each of our community banks as separate and distinct businesses that will retain their names, management teams, and staffing — and which will continue to benefit from the guidance of local boards working to tailor the strategies of each bank to specifically fit the unique needs of the markets they serve. We expect that the consolidation will be virtually transparent to our clients — there will be no changes to the services or the operations of our banks.

We currently estimate that the direct expenses necessary to complete this consolidation should be approximately $3-4 million, incurred over an eighteen-month period, which we expect will be required to complete the operational phase of this process. We believe that these costs will be recouped through operating expense savings within two years. In addition to these projected direct savings, we also believe that this new streamlined regulatory structure will preclude the need to add certain future staffing and incur other expenses that would have been otherwise necessary to accommodate our future growth.

Certain matters discussed above constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to the proposed consolidation of our 11 bank subsidiaries into one community bank and the anticipated benefits and costs related to this consolidation. These forward looking statements are subject to certain risks and uncertainties that could cause the actual results, performance or achievements to differ materially from those expressed, suggested or implied by the forward looking statements. These risks and uncertainties include, but are not limited to: (1) the timing of receipt of the necessary regulatory approvals for the consolidation; (2) any difficulties that we may encounter in the consolidation of the charters of our 11 subsidiary banks with respect to product offerings, customer service, customer retention, reporting and enterprise risk management systems and realizing operating efficiencies; and (3) the other risks set forth in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002. Greater Bay does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, Interest Rate Risk (IRR) and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan and lease losses. See “—Allowance for Loan and Lease Losses” herein.

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

Our exposure to IRR is reviewed on at least a quarterly basis by the Board ALCO and monthly by the Management ALCO. IRR exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the Board-approved limits, the Board may direct management to adjust its asset and liability mix to bring IRR within Board-approved limits.

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging approximately three and a half years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to manage the IRR of certain long-term debt instruments. When these derivative instruments were acquired, they were determined to be highly effective and were accounted for as hedges under SFAS No. 133 and 138. During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. During 2002, we elected to reassert our designation of one of the interest rate swaps as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge were included in other comprehensive income to the extent that the swap was deemed effective. Changes in value attributed to ineffectiveness were recorded in current income. During 2003, we entered into a new interest rate swap and designated that derivative instrument as a fair value hedge.

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net market value of portfolio equity, over a range of potential changes in interest rates. The market value of portfolio equity is the market value of our assets less the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes and prepayment speeds. The discount rates are based on recently observed spread relationships, adjusted for assumed interest rate changes. Some valuations are obtained directly from independent broker quotes. We measure the impact on market value of portfolio equity for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of the dates indicated.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Change in interest rates (Dollars in millions)	September 30, 2003			September 30, 2002
	Net portfolio value	Projected change		Net portfolio value	Projected change
		Dollars	Percentage		Dollars	Percentage
100 basis point rise	$1,335.3	$11.2	0.8%	$1,147.9	$46.2	4.2%
Base scenario	1,324.0	—	—	1,101.6	—	—
100 basis point decline	1,264.6	(59.4)	-4.5%	1,031.4	(70.3)	-6.4%

The preceding table indicates that as of September 30, 2003 an immediate and sustained 100 basis point increase in interest rates would increase our market value of portfolio equity by approximately 0.8% and an immediate and sustained 100 basis point decrease in interest rates would decrease our market value of portfolio equity by approximately 4.5%. The foregoing analysis attributes significant value to our noninterest-bearing deposit balances.

The net portfolio value of equity as of September 30, 2003 was $1.3 billion as compared to $1.1 billion as of September 30, 2002. The major reason for the increase was an increase in the valuation of the Bank’s core deposits. Recent analysis of the deposit portfolio revealed these products add more value to the bank, resulting in a significant increase in their contribution to the calculation of the net portfolio value of equity. The second reason is the growth of the actual core deposit portfolio.

In addition, there has been significant movement in the projected change of market value of portfolio equity due to a 100 basis point rise or decline in interest rates between September 30, 2003 and 2002. This is primarily due to two factors, which partly off-set each other. Beginning in 2002, we started to substantially reduce the size of our aggregate fixed rate investment portfolio. Currently, we are forecasting lower prepayment rates, which increase the average lives of the investment portfolio. The increase in the life of the investment portfolio increases the average life and duration of total assets. In addition, in the fourth quarter of 2002 we reclassified our Trust Preferred Securities to a debt security classification, which caused the Trust Preferred Securities to be included in the calculation, whereas previously in the third quarter of 2002 the Trust Preferred Securities were treated as equity securities and therefore not included.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of September 30, 2003, the analysis indicates that our net interest income for the next 12 months would increase by 0.81% if rates increased 100 basis points, and decrease by 2.17% if rates decreased 100 basis points.

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

Gap Analysis

In addition to the above analysis, we also perform a gap analysis as part of the overall IRR management process. This analysis is focused on the maturity structure of assets and liabilities and their repricing characteristics over future periods. An effective IRR management strategy seeks to match the volume of assets and liabilities maturing or repricing during each period. Gap sensitivity is measured as the difference between the volume of assets and liabilities in our current portfolio that is subject to repricing at various time horizons. The difference is known as interest sensitivity gaps. The main focus is usually on the one-year cumulative gap.

The following table shows interest sensitivity gaps for different intervals as of September 30, 2003:

(Dollars in thousands)	Immediate or one day	2 days to 6 months	7 months to 12 months	1 Year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total

As of September 30, 2003
Assets:
Cash and due from banks	$—	$6,685	$—	$—	$—	$—	$6,685	$251,369	$258,054
Federal Funds Sold	53,000	—	—	—	—	—	53,000	—	53,000
Investment securities	79,111	801,763	221,120	491,607	262,832	535,057	2,391,490	10,944	2,402,434
Loans	1,942,489	740,545	400,742	890,890	556,508	70,194	4,601,368	101	4,601,469
Allowance for loan and lease losses	—	—	—	—	—	—	—	(128,499)	(128,499)
Other assets	—	5,233	5,233	20,932	20,933	139,549	191,880	409,652	601,532

Total assets	$2,074,600	$1,554,226	$627,095	$1,403,429	$840,273	$744,800	$7,244,423	$543,567	$7,787,990

Liabilities and Equity:
Deposits	$2,819,924	$1,305,613	$172,524	$75,190	$17,019	$12	$4,390,282	$1,048,629	$5,438,911
Borrowings	3,800	735,110	276,217	166,951	29,506	615	1,212,199	3,478	1,215,677
Trust preferred securities	—	20,000	—	—	—	184,000	204,000	—	204,000
Other liabilities	—	—	—	—	—	—	—	193,303	193,303
Shareholders’ equity	—	—	—	—	—	—	—	736,099	736,099

Total liabilities and equity	$2,823,724	$2,060,723	$448,741	$242,141	$46,525	$184,627	$5,806,481	$1,981,509	$7,787,990

Gap	$(749,124)	$(506,497)	$178,354	$1,161,288	$793,748	$560,173	$1,437,942	$(1,437,942)	$—
Cumulative Gap	$(749,124)	$(1,255,621)	$(1,077,267)	$84,021	$877,769	$1,437,942	$1,437,942	$—	$—
Cumulative Gap/total assets	-9.62%	-16.12%	-13.83%	1.08%	11.27%	18.46%	18.46%	0.00%	0.00%

As of September 30, 2002
Gap	$(524,353)	$(374,187)	$145,568	$887,638	$708,544	$296,617	$1,139,827	$(1,139,827)	$—
Cumulative Gap	$(524,353)	$(898,540)	$(752,972)	$134,666	$843,210	$1,139,827	$1,139,827	$—	$—
Cumulative Gap/total assets	-6.30%	-10.80%	-9.05%	1.62%	10.14%	13.70%	13.70%	0.00%	0.00%

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The foregoing table indicates that we had a one year cumulative negative gap of $1.1 billion, or 13.8% of total assets, at September 30, 2003. In theory, this would indicate that at September 30, 2003, $1.1 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates on assets and liabilities were to increase in equal amounts, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

The cumulative gap for the immediate or one-day period increased approximately $224.8 million between September 30, 2002 and 2003. This decrease in the immediate or one-day period was due to an increase in non-term deposits which are included in this category (see below for a further discussion regarding non-term deposits) and a decrease in variable rate loans on a period-to-period basis. The cumulative gap for the 2-days to 6-months category declined $357.1 million, but the composition of the cumulative gap changed due to the shorter duration of the fixed income investment portfolio offset by the increase in the amount of deposits. The cumulative gap for the 12-month period as of September 30, 2003 showed a decline in interest rate sensitivity as compared to September 30, 2002. This decline is mainly due to the reduction of short-term borrowings and, to a lesser extent, the investment portfolio at September 30, 2003 as compared to September 30, 2002 offset slightly by an increase in deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as changing prepay speeds as interest rates change, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the Gap analysis behave like long-term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the Gap analysis. In fact we expect to experience higher net interest income when rates rise, opposite of what is indicated by the Gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary IRR management tools.

CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarter ended September 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings — Not applicable

ITEM 2.	Changes in Securities and Use of Proceeds — Not applicable

ITEM 3.	Defaults Upon Senior Securities — Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders – Not applicable

ITEM 5.	Other Information

At Greater Bay’s annual meeting of shareholders held on May 20, 2003, the shareholders approved a shareholder proposal recommending that Greater Bay’s Board of Directors consider taking action to eliminate the classified board of directors and thereby requiring the annual election of directors. The Board of Directors delegated to the Board Governance and Nominating Committee (the “Committee”) the responsibility to analyze the proposal and make a recommendation to the full Board. That Committee is comprised of six members, all of whom are independent.

The Committee reviewed the advantages and disadvantages of a classified board, including, but not limited to, (i) the arguments of the proponent made in favor of the proposal included in the 2003 proxy statement; (ii) Greater Bay’s response in the proxy statement as to the valid business purposes served by a classified board; (iii) the information considered by the Board in preparing its response; and (iv) subsequent additional third party information discussing shareholder proposals on this topic. The Committee also considered that eliminating the classified board would require an amendment to the Bylaws, which must be approved by a majority of the outstanding shares. Because only 38% of the outstanding shares voted in favor of the shareholder proposal, the Committee believes that a significant majority of the outstanding shares favors the classified board structure.

Accordingly, at the Board’s October 2003 meeting, the Committee recommended to the full Board of Directors that the classified board structure should be maintained. The Board carefully considered the recommendation and unanimously voted to accept and approve the recommendation.

PART II. OTHER INFORMATION (CONTINUE)

ITEM 6.	Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

Exhibit No.	Description of Exhibits

10.1	Confidential Separation Agreement and General Release of Claims, dated as of September 29, 2003, between Greater Bay and Steven C. Smith.

10.2	Consulting Agreement, dated as of September 29, 2003, between Greater Bay and Steven C. Smith.

10.3	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay and Steven C. Smith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, Greater Bay filed the following Current Reports on Form 8-K: (1) July 23, 2003 under Item 9 (containing a press release announcing second quarter 2003 results); (2) July 30, 2003 as amended August 13, 2003 under Items 5, 7 and 9 (containing a slide presentation for analysts’ conference); (3) September 9, 2003 under Items 5, 7 and 9 (containing a press release and slide presentation for analysts’ conference); (4) September 18, 2003 under Items 5, 7 and 9 (containing a press release and slide presentation for analysts’ conference).

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp (Registrant)

By:	/s/ STEVEN C. SMITH

Steven C. Smith Executive Vice President and Chief Financial Officer

Date: November 12, 2003