Form 10-K
period 2003-12-31
GREATER BAY BANCORP
filed 2004-03-03
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the Nasdaq National Market System, was approximately $916,562,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Registrant has no non-voting common stock.

As of February 13, 2004, 52,884,771 shares of the Registrant’s Common Stock were outstanding.

Document Incorporated By Reference:	Part Of Form 10-K Into Which Incorporated:
Definitive Proxy Statement for Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2003	Part III

GREATER BAY BANCORP

i

GREATER BAY BANCORP

INDEX (continued)

GREATER BAY BANCORP

INDEX (continued)

GREATER BAY BANCORP

INDEX (continued)

ANNUAL REPORT ON FORM 10-K

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “ITEM 1. BUSINESS—Factors That May Affect Future Results of Operations.”

ITEM 1.	BUSINESS.

Greater Bay Bancorp

Greater Bay Bancorp (“Greater Bay”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association (the “Bank”), and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Greater Bay Corporate Finance Group (“Corporate Finance”), Greater Bay International Banking Division, Greater Bay Trust Company, The Matsco Companies (“Matsco”), Pacific Business Funding and the Venture Banking Group.

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, formerly Mid-Peninsula Bank. Our individual business units will retain their names in the communities they serve. We also merged MPB Investment Trust (“MPBIT”) and SJNB Investment Trust (“SJNBIT”) into CNB Investment Trust I (“CNBIT I”) which is a subsidiary of the Bank. This entity, along with its subsidiary CNB Investment Trust II (“CNBIT II”), (collectively, the “REITs”) was formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions on behalf of our clients’ employee benefit plans. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

At December 31, 2003, we had total assets of $7.6 billion, total loans, net, of $4.4 billion and total deposits of $5.3 billion.

History

Greater Bay Bancorp was formed as the result of the November 1996 merger of Cupertino National Bancorp and Mid-Peninsula Bancorp. On consummation of the November 1996 merger between Cupertino National Bancorp and Mid-Peninsula Bancorp, Mid-Peninsula Bancorp changed its name to Greater Bay Bancorp and Cupertino National Bank and Mid-Peninsula Bank became wholly owned subsidiaries.

Greater Bay has continued to expand its presence within its market areas by affiliating with other quality banking organizations and select niche financial services companies. In addition, we have been successful in opening key regional bank locations to respond to market and client demands, while also selectively opening key new businesses that expand our product offerings.

The following provides a chronological listing of significant mergers and acquisitions that we have completed since November 27, 1996:

Date of merger	Entity	Former bank holding company	Year commenced operations
December 23, 1997	Peninsula Bank of Commerce	none	1981
May 8, 1998	Golden Gate Bank	Pacific Rim Bancorporation	1976
August 31, 1998	Pacific Business Funding Corporation (1)	n/a	1995
May 21, 1999	Bay Area Bank	Bay Area Bancshares	1979
October 15, 1999	Bay Bank of Commerce	Bay Commercial Services	1981
January 31, 2000	Mt. Diablo National Bank	Mt. Diablo Bancshares	1993
May 18, 2000	Coast Commercial Bank	Coast Bancorp	1982
July 21, 2000	Bank of Santa Clara	none	1973
October 13, 2000	Bank of Petaluma	none	1987
November 30, 2000	The Matsco Companies, Inc. (2)	n/a	1983
March 30, 2001	CAPCO Financial Company, Inc. (3)	n/a	1990
October 23, 2001	San Jose National Bank	SJNB Financial Corp.	1982
March 12, 2002	ABD Insurance and Financial Services	n/a	1946
July 1, 2003	Sullivan & Curtis Insurance Brokers (4)	n/a	1933

(1)	Operates as a division of the Bank and conducts business under the name Pacific Business Funding.
(2)	Operates as a division of the Bank and conducts business under the name Matsco.
(3)	Operates as a division of the Bank and conducts business under the name CAPCO.
(4)	Operates within ABD Insurance and Financial Services.

The acquisitions of The Matsco Companies, Inc., CAPCO, ABD and Sullivan & Curtis Insurance Brokers of Washington, LLC (“S&C”) were accounted for using the purchase accounting method. All of the other acquisitions were accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the acquisitions has been restated as if these acquisitions had occurred at the beginning of the earliest reporting period presented.

Our Goals

We strive toward six primary goals. These goals are:

•	High Credit Quality. We strive to maintain high credit quality through the establishment and enforcement of stringent underwriting guidelines and active management of impaired and non-performing assets. During periods of economic weakness, we tighten our underwriting standards and act with more aggressive management of non-accrual loans in response to increased risk in our loan portfolio.

•	Core Deposit Growth. We strive to expand our deposit franchise internally through market penetration and cross-selling as part of our relationship banking model.

•	Net Interest Margin. We strive to manage our allocation of assets and liabilities to take advantage of anticipated changes in interest rates without putting either our future earnings or the market value of our portfolio equity at risk from unanticipated interest rate changes. Though declining rates have resulted in margin compression, we have eased the compression with our interest rate risk mitigation strategy and client relationship pricing initiatives.

•	Non-interest Income. We intend to increase the percentage of our total revenue derived from fee income. The ABD acquisition increased our non-interest income as a percentage of revenues from 31.4% during 2002 to 36.5% during 2003.

•	Efficiency. We continue to actively manage our efficiency ratio by reducing expenses and increasing individual productivity while ensuring that quality client service levels are maintained.

•	Relationship Management. As a market differentiator, the close relationship with a knowledgeable banker who has the expertise and authority to make client decisions appeals to business owners, managers and executives who demand a greater level of service. This value proposition continues to benefit our clients and our shareholders.

Regional Community Banking Philosophy

In order to meet the demands of the increasingly competitive banking and financial services industries, we operate under a “Regional Community Banking Philosophy.” Our Regional Community Banking Philosophy is based on our belief that banking clients value doing business with locally managed banking offices that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services. We also believe that banks which becomes part of Greater Bay Bancorp and implement our Regional Community Banking Philosophy are better able to build successful client relationships from having local autonomy and flexibility in serving client needs, while receiving cost effective centralized administrative support services.

Our community banking offices, through our relationship managers, have established strong reputations and client followings in their market areas through attention to client service and an understanding of client needs. The primary focus for our relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve, so they are able to capitalize on their efforts through expanded business opportunities.

While client service decisions and day-to-day operations are managed locally, the banking offices benefit from a centralized source of specialized client services, such as business cash management, international trade finance services and business insurance products. In addition, the banking offices benefit from centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions. All of these centralized services are designed to enhance the ability of the relationship managers to expand their client relationship base.

Corporate Growth Strategy

Our primary objective is to become preeminent independent financial services company by focusing on increasing our market share within the communities we serve through continued internal growth and strategic acquisitions.

Greater Bay Bancorp’s Family of Companies

We are organized along business segments, namely: community banking, specialty finance, trust services and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated five operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD, our insurance brokerage subsidiary. The services that our business segments provide are described further below.

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

The Bank engages in the full complement of lending activities, including commercial, real estate and consumer loans. The Bank provides commercial loans for working capital and business expansion to small and medium-sized businesses with annual revenues generally in the range of $1.0 million to $100.0 million. We also offer international letters of credit and trade financing.

The Bank offers a wide range of deposit products, including personal and business checking and savings accounts, time deposits and individual retirement accounts. The Bank also offers a wide range of specialized services designed to attract and service the needs of clients and include cash management and international trade finance services for business clients, traveler’s checks, safe deposit and MasterCard and Visa merchant deposit services.

Specialty Finance

We provide an array of specialty finance products including loans to smaller businesses on which the Small Business Administration (“SBA”) generally provides guarantees, asset-based lending and accounts receivable factoring, loans and lease products tailored to the dental and veterinary health professions and capital lease equipment financing.

Trust Services

Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the trust needs of the Bank’s business and private banking clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

Insurance Brokerage Services

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington and Nevada, and clients throughout the United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. At December 31, 2003, ABD had over $1.7 billion of insurance premiums serviced and $117.5 million in gross revenues for the year ended December 31, 2003.

Market Area

The Bank concentrates on marketing its services to small and medium-sized businesses, professionals and individuals in Alameda, Contra Costa, Marin, Monterey, Santa Clara, San Francisco, San Mateo, Santa Cruz, and Sonoma Counties. The following provides certain economic and demographic data for our market area.

County (dollars in thousands)	Deposits [2]	Deposits as a percentage of total	Number of branch offices [3]	County population [4]	Employment data [5]
					2003 unemployment rate	2003 total employment	2002 total employment
Alameda	$315,246	5.7%	4	1,496,000	5.4%	734,700	723,600
Contra Costa	407,334	7.3%	5	995,000	4.7%	509,900	502,200
San Francisco	260,046	4.7%	1	792,000	5.3%	394,600	387,700
San Mateo	721,598	13.0%	3	717,000	4.0%	365,700	359,400
Santa Clara	3,278,705	59.1%	18	1,730,000	6.4%	846,600	860,200
Santa Cruz	423,539	7.6%	6	260,000	8.8%	129,600	126,500
Sonoma	236,552	4.3%	4	473,000	5.3%	255,200	253,400
Others [1]	97,056	1.7%	3	n/m

1.	Includes Marin and Monterey Counties.
2.	As of June 30, 2003, the latest date for which FDIC branch data is available. Does not reflect deposits which are eliminated in consolidation. Allocation of deposits is based upon the location of the branch office to which the deposits are attributed. In certain cases, the address attributed to a deposit account, may be located in a different county than the branch office.

3.	Does not include loan production offices, offices of specialty finance divisions or offices of ABD.
4.	Estimated population data as of May 2003 provided by the State of California Department of Finance Demographic Research Unit.
5.	Employment data provided by the State of California Economic Development Department. All data as of December 31 for the years indicated.

The commercial base of Alameda, Contra Costa, Marin, Monterey, Santa Clara, Santa Cruz, San Francisco, San Mateo and Sonoma Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of our geographic concentration, our results depend largely upon economic conditions in these areas, which exhibited continuing weakness in 2003. No assurance can be given that significant improvement in the economy will occur in 2004. A prolonged economic downturn could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services and, accordingly, on our results of operations. See “Item 1. Business—Factors That May Affect Future Results of Operations.”

We market our dental and veterinarian financing services nationally through our Matsco division. At December 31, 2003, approximately $567.7 million of Matsco’s outstanding loans and leases were with borrowers located outside of California. Those loans and leases are distributed throughout the United States, with the largest volume originating in Florida, where Matsco has outstanding loans and leases totaling approximately $48.9 million. Our asset based lending services are marketed through our offices in California and Bellevue, Washington, which covers the Pacific Northwest.

ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States.

Lending Activities

Underwriting and Credit Administration

The Bank’s lending activities are guided by Board approved lending policies which are recommended by our Credit Policy Committee. Each loan must meet minimum underwriting criteria established in the Bank’s lending policy. Loan requests are approved on a pooled-authority basis up to a maximum limit. Loan requests exceeding these limits are submitted to our Officers’ Loan Committee. Loan requests which exceed the limits of our Officers’ Loan Committee are submitted to the Directors’ Loan Committee. Each of these committees meets on a regular basis in order to provide timely responses to our clients.

Greater Bay employs an outside firm to perform a loan review of the Bank two to three times per year. In addition, our Directors’ Loan Committee, Credit Risk Management Committee, Chief Financial Officer and Executive Vice President, Finance and Accounting review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within the Bank’s loan portfolio and to review our allowance for loan and lease losses. Additionally, our Credit Policy Committee and Audit Committee reviews nonperforming assets and our allowance for loan and lease losses quarterly.

Loan Portfolio

The composition of our gross loan portfolio at December 31, 2003 was as follows:

•	Approximately 42.6% were commercial loans;

•	Approximately 35.9% were commercial term real estate loans;

•	Approximately 11.8% were in real estate construction and land loans;

•	Approximately 6.0% were other real estate term loans, primarily secured by residential real estate; and

•	The balance of the portfolio consists of consumer loans.

The interest rates the Bank charges vary with the degree of risk, size and maturity of the loans. In addition, competition from other financial services companies and analyses of the client’s deposit relationship with the Bank and the Bank’s cost of funds impact the interest rate charged on loans.

Commercial Loans.    The Bank provides personalized financial services to the diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support business operations. The Bank focuses on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Bank’s commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses.

Commercial loans typically include revolving lines of credit collateralized by accounts receivable, inventory and equipment. In underwriting commercial loans, we emphasize the borrower’s earnings history, cash flow, capitalization, leverage and sources of repayment. In some instances, we require third party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal, or the Bank’s reference rates.

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

We participate as a preferred lender in many SBA programs through the Greater Bay Bank SBA Lending Group. As a preferred lender, we have authority to authorize, on behalf of the SBA, the SBA guaranty on loans under the 7A program. This can represent a substantial savings to the customer as this status results in more rapid turnaround of loan applications submitted to the SBA for approval. The SBA Lending Group utilizes both the 504 program, which is focused toward longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing of the equipment, inventory and working capital needs of eligible businesses generally over a three-to-seven-year term. The collateral position in the SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. We have the ability to sell the guaranteed portion of these loans to investors and retain the unguaranteed portion and servicing rights in our own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

We offer a complete range of financial products and services through our Matsco division to meet the needs of dentists and veterinarians throughout their professional careers. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital and financing for retirement planning. These products are structured as either equipment leases or loans. We also offer capital equipment lease financing through our Greater Bay Capital division.

We offer asset-based lending and accounts receivable factoring products through our Pacific Business Funding and CAPCO divisions that provide alternative funding and support programs designed to enhance our small business banking services.

Commercial Real Estate Term Loans.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. Our loan policies require the principal balance of the loan, generally between $400,000 and $15.0 million, to be no more than 70% of the lower of actual or stabilized appraised value of the underlying real estate collateral at the inception of the loan. The loans, which are typically secured by first deeds of trust only, generally have terms of no more than seven to ten years and are amortized over 20-25 years. Most of these loans have rates tied to the prime rate, with many adjusting whenever the prime rate changes; the remaining loans adjust every two or three years depending on the term of the loan.

Real Estate Construction and Land Loans.    The Bank’s real estate construction loan activity primarily focuses on providing short-term (generally less than one year maturity) loans to individuals and developers with whom the Bank has established relationships for the construction of residential property in the Bank’s market areas. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically ranging between approximately $1.5 million and $5.0 million.

Residential real estate construction loans are typically secured by first deeds of trust and require guarantees of the borrower. The economic viability of the project and the borrower’s creditworthiness are primary considerations in the loan underwriting decision. Generally, these loans provide an attractive yield, but may carry a higher than normal risk of loss or delinquency, particularly if general real estate values decline. The Bank utilizes approved independent local appraisers. Loan-to-value ratios generally do not exceed 65% to 75% of the appraised value of the property. The Bank monitors projects during the construction phase through regular construction inspections and a disbursement program tied to the percentage of completion of each project.

The Bank also occasionally makes land loans to borrowers who intend to construct a single family residence on the lot generally within 12 months. In addition, the Bank makes commercial real estate construction loans to high net worth clients with adequate liquidity. Such loans are typically secured by first deeds of trust and require guarantees of the borrower.

Other Real Estate Loans.    Other real estate loans include equity lines of credit secured primarily by second deeds of trust on single-family residences. Most of these loans bear interest rates based on the prime rate and have terms of no more than 10 years. The other significant component included in other real estate is comprised of SBA loans participated under the 7A program. Such loans may be revolving and have maturities up to one year, or they may be amortizing over terms up to 25 years. In most cases, 7A loans are secured by both business assets and deeds of trust.

Consumer and Other Loans.    The Bank’s consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, home improvement loans and lines of credit which are often secured by residential real estate. Installment loans tend to be fixed rate and longer-term (one-to-five year maturity), while the equity lines of credit and home improvement loans are generally at a floating rate and are reviewed for renewal on an annual basis. The Bank also has a minimal portfolio of credit card loans, issued as an additional service to our clients.

We also provide a wide range of financial services to support the international banking needs of the Bank’s clients, including identifying certain risks of conducting business abroad and providing international letters of credit, documentary collections and other trade finance services. In 2001, the Export-Import Bank of the United States increased our International Banking Division’s delegated authority status from the “Medium” level to the “High” level to provide foreign receivable financing to local exporters. The Export-Import Bank allows “High” level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75.0 million in loans.

Deposits

The Bank obtains deposits primarily from small and medium-sized businesses, business executives, professionals and other individuals. The Bank offers the usual and customary range of depository products that commercial banks provide to customers. The Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, and rates paid by competitors on similar deposits.

Competition

The banking and financial services industry in California generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank.

In order to compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees, and specialized services tailored to meet the needs of the communities served. In those instances where the Bank is unable to accommodate a customer’s needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 45 offices located in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Clara, Santa Cruz and Sonoma counties in California.

As of June 30, 2003, the latest date for which the FDIC branch data is available, the Bank’s deposits represented 2.69% of the deposits for all financial service companies in the San Francisco Bay Area, which includes Napa and Solano Counties in addition to the nine counties shown below. At that same date, the Bank’s deposits represented:

•	1.29% of the deposits for all financial service companies in Alameda County;

•	2.34% of the deposits for all financial service companies in Contra Costa County;

•	4.65% of the deposits for all financial service companies in San Mateo County;

•	7.92% of the deposits for all financial service companies in Santa Clara County;

•	11.75% of the deposits for all financial service companies in Santa Cruz County;

•	3.05% of the deposits for all financial service companies in Sonoma County; and

•	Less than 1.00% of the deposits for all financial service companies in Marin, Monterey, and San Francisco Counties.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our securities portfolio, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal

Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

In addition, a number of state attorneys general and state bank commissioners have joined in a lawsuit seeking to limit the ability of federal regulators to preempt state law on behalf of federally chartered banks and thrifts such as the Bank. In the event the suit is successful, the Bank could be subject to additional regulation and compliance costs.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our shareholders. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

Greater Bay

Greater Bay is a registered financial holding company, and subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Greater Bay is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require.

The Federal Reserve may require Greater Bay to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Greater Bay must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities.

Further, Greater Bay is required by the Federal Reserve to maintain certain levels of capital. See “—Capital Standards.”

Greater Bay is required to obtain prior Federal Reserve approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior Federal Reserve approval is also required for the merger or consolidation with another bank holding company.

Greater Bay is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior Federal Reserve approval, Greater Bay may engage in any, or acquire shares of companies engaged in, activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under Federal Reserve regulations, Greater Bay is required to serve as a source of financial and managerial strength to the Bank and may not conduct operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both.

Our common stock is registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

Financial Holding Companies

As a financial holding company, Greater Bay may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

In order to become or remain a financial holding company, the Bank must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Cure Agreement

During regulatory examinations of Greater Bay and its subsidiaries in 2002, the bank regulatory agencies identified weaknesses in our enterprise-wide risk management programs and following completion of these examinations, Greater Bay received on January 3, 2003 a notice from the Federal Reserve Board advising us that as a result of these weaknesses, we did not meet the continuing financial holding company requirements. In response to the notice, Greater Bay delivered to the Federal Reserve Board a corrective action plan designed to enhance our enterprise-wide risk management program. Prior to receipt of the notice from the Federal Reserve Board, Greater Bay had already dedicated significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee our enterprise-wide Risk Management Group.

On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve Board which incorporated the terms of Greater Bay’s corrective action plan. On June 27, 2003, the Federal Reserve Board notified Greater Bay that we had fully satisfied all of the terms and conditions of the cure agreement. Accordingly, the Federal Reserve Board terminated the cure agreement.

The Bank

As a national banking association, the Bank is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”). The Bank is also subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) as administrator of the Bank Insurance Fund (“BIF”) and the Federal Reserve. If, as a result of an examination of our bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate our deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that our conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

A national bank may have a financial subsidiary engaged in any activity authorized for national banks directly or certain permissible activities. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank itself. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance, issue annuities or engage in real estate development or investment or merchant banking.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities. The Bank presently does not have any financial subsidiaries.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the SEC that will set standards for accountants and have investigative and disciplinary powers;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls and certification of financial statements;

•	enhanced controls on and reporting of insider trading; and

•	statutory separations between investment bankers and analysts.

USA Patriot Act of 2001

The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons;

•	standards for verifying customer identification at account opening and maintaining expanded records;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by non-financial businesses filed with the U.S. Treasury Department for cash transactions exceeding $10,000; and

•	suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Merchant Banking Restrictions

While the BHCA generally prohibits bank holding companies from owning more than 5% of the voting stock of non-financial companies, with limited exceptions, financial holding companies are permitted to engage in merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

•	the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds); and

•	while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale.

In addition, there are limits on bank funding of portfolio companies controlled by the bank’s parent financial holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and do not apply to situations in which the financial holding company owns less than 5% of the voting shares of the portfolio company.

Furthermore, capital requirements for merchant banking activities and certain other equity investments employ a sliding scale based on each banking organization’s aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

•	8 cents for every $1 of equity investments up to 15% of Tier 1 capital;

•	12 cents for every $1 of investments for the next 10% of Tier 1 capital; and

•	25 cents for every $1 exceeding 25% of Tier 1 capital.

The first 15% of investments that banking companies make through small-business investment companies is exempt; however, the sliding scale applies for any such investments over 15%.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

•	interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•	describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to Greater Bay. Greater Bay is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay (assuming the consolidation of all of Greater Bay’s subsidiary banks had taken place immediately prior to such date) totaled $108.1 million at December 31, 2003. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank or its affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “ITEM 1. BUSINESS—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms.”

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2003, the Bank’s loans-to-one-borrower limit (on a pro forma basis as if the mergers of our bank subsidiaries occurred on that date) was $126.6 million based upon the 15% of unimpaired capital and surplus measurement.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Core capital” consists of common equity and qualifying noncumulative perpetual preferred stock. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust preferred securities), less goodwill and certain other intangible assets. The amount of qualifying Tier I capital that may consist of trust preferred securities is limited to 33% or core capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Under applicable regulatory guidelines, the Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (“Trust Preferred Securities”)

issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of December 31, 2003, those subsidiary trusts have $204.0 million in Trust Preferred Securities outstanding, all of which qualifies as Tier I Capital. (See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding these securities including potential changes to their capital treatment).

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to, those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, Greater Bay and all of its subsidiary banks exceeded the required ratios for classification as “well capitalized.”

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

Premiums for Deposit Insurance

Through the BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on our earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first half of 2004 at approximately 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Interstate Banking and Branching

Banks have the ability, subject to certain State restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and non-governmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank applies for approval to acquire another bank, the banking regulators will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Prior to the consolidation of Greater Bay’s subsidiary banks, the results of the most recent exam for each of the banks were as follows:

Bank	Date of most recent examination	CRA rating
Bay Area Bank	November 1999	Satisfactory
Bay Bank of Commerce	December 2001	Satisfactory
Bank of Petaluma	September 1998	Outstanding
Bank of Santa Clara	December 2002	Satisfactory
Coast Commercial Bank	December 2001	Satisfactory
Cupertino National Bank	December 2002	Outstanding
Golden Gate Bank	December 2002	Satisfactory
Mt. Diablo National Bank	August 2003	Satisfactory
Mid-Peninsula Bank	December 2001	Outstanding
Peninsula Bank of Commerce	December 2001	Satisfactory
San Jose National Bank	December 2002	Satisfactory

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank would be required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

A new capital plan of the FHLB of San Francisco was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member must own stock in an amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (1.00% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable with five years’ written notice, subject to certain conditions.

We do not believe that the initial implementation of the FHLB of San Francisco’s new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB of San Francisco.

Federal Reserve System

The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

Nonbank Subsidiaries

Greater Bay’s nonbank subsidiaries also are subject to regulation by the Federal Reserve and other applicable federal and state agencies. ABD, our insurance brokerage subsidiary is subject to regulation by applicable state insurance regulatory agencies. ABD’s securities brokerage subsidiary is regulated by the SEC, the National Association of Securities Dealers, Inc. and applicable state securities regulators. Other nonbank subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Employees

At December 31, 2003, we had 1,710 full-time employees. None of the employees are covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

Failure to successfully execute our charter integration plan and our growth strategy could adversely affect our performance.

On February 1, 2004, we completed the merger of our 11 bank subsidiaries into a single national bank that will be regulated by the OCC. Our financial performance and profitability will depend on our ability to successfully integrate the systems of these eleven banking subsidiaries into a single system over an estimated 18 month period. Although the existing banking subsidiaries currently operate on substantially identical systems and share many common back-office operations, there can be no assurance that unforeseen issues relating to the assimilation of these subsidiaries will not adversely affect us.

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

Recent accounting changes may give rise to a future regulatory capital event that would entitle the trusts created to facilitate the trust preferred offerings to redeem the Trust Preferred Securities and may also reduce our consolidated capital ratios.

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we have deconsolidated the six subsidiary trusts which have issued Trust Preferred Securities for Greater Bay, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Accordingly, the Trust Preferred Securities which had previously been reported as a liability have been replaced by the subordinated debt issued by Greater Bay to the trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, all $204.0 million of the outstanding Trust Preferred Securities qualify as Tier I Capital at December 31, 2003. On July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of TPS as Tier I capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003, and we continue to include these securities in our Tier I capital. There remains the potential that this determination by the Federal Reserve Board may change at a later date.

If Tier I capital treatment for our Trust Preferred Securities were disallowed, there would be a reduction in our consolidated capital ratios. The following table shows as of December 31, 2003 (1). Greater Bay’s current capital position, (2). our pro forma capital position if the Federal Reserve Board granted Tier II status to our Trust Preferred Securities, (3). our pro forma capital position if the Federal Reserve Board excludes entirely our Trust Preferred Securities from capital and (4). the minimum regulatory capital requirements for well-capitalized status.

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
(1) Greater Bay Bancorp	9.98%	12.87%	14.13%
(2) Assuming Trust Preferred Securities only qualified as Tier II capital	7.25%	9.35%	14.13%
(3) Assuming Trust Preferred Securities are excluded entirely from capital	7.25%	9.35%	10.61%
(4) Minimum regulatory requirements for well-capitalized status	5.00%	6.00%	10.00%

As the table shows, we would remain “well-capitalized” under Federal Reserve guidelines in the event that the Federal Reserve elected to change its position with regards to the capital treatment of Trust Preferred Securities. If Tier 1 capital treatment were disallowed, then we could redeem the Trust Preferred Securities pursuant to the terms of the Trust Preferred Securities, and have the ability to identify and obtain alternative sources of capital.

ITEM 2.    PROPERTIES.

We occupy our administrative offices under a lease which, including options to renew, expires in 2007. We own ten of our offices and lease 71 additional offices which are primarily located in the San Francisco Bay Area. Those leases expire under various dates, including options to renew, through December 2017.

We believe our present facilities are adequate for our current needs but anticipate the need for additional facilities as we continue to grow. We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business. Management believes that the outcome of these matters will not have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of securities holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “GBBK”. The quotations shown reflect for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq.

For the period indicated	High	Low	Cash dividends declared
2003
Fourth quarter	$29.34	$21.23	$0.135
Third quarter	22.89	18.53	0.135
Second quarter	23.30	14.40	0.135
First quarter	18.36	12.94	0.135

2002
Fourth quarter	$18.98	$13.62	$0.125
Third quarter	29.06	17.69	0.125
Second quarter	36.77	28.78	0.125
First quarter	34.63	26.04	0.115

There were 3,536 common shareholders of record and 107 convertible preferred shareholders of record at December 31, 2003.

For information on the ability of the Bank to pay dividends and make loans to Greater Bay, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Liquidity and Cash Flow” and Note 22 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

Information regarding Selected Consolidated Financial Data appears on page A-1 under the caption “Selected Financial Information” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information regarding MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appears on pages A-2 through A-27 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on pages A-28 through A-31 under the caption “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information regarding Financial Statements and Supplementary Data appears on A-32 through A-85 under the caption “CONSOLIDATED BALANCE SHEETS,” “CONSOLIDATED STATEMENTS OF OPERATIONS,” “CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY,” “CONSOLIDATED STATEMENTS OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS	AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the year ended December 31, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We intend to file a definitive proxy statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) with the SEC within 120 days of December 31, 2003. Information regarding directors of Greater Bay (including information about Greater Bay’s “Audit Committee Financial Expert”) will appear under the caption “DISCUSSION OF THE PROPOSALS RECOMMENDED BY THE BOARD—Proposal 1: “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers” and “—Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Greater Bay Bancorp has adopted a code of ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

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

The following table summarizes information as of December 31, 2003 relating to equity compensation plans of Greater Bay pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,892,898	$21.13	1,724,841
Equity compensation plans not approved by security holders (1)	5,696	9.06	—

Total	6,898,594	21.12	1,724,841

(1)	The sole equity compensation plan not previously submitted to Greater Bay shareholders for approval is the Mt. Diablo Bancshares 1992 Stock Option Plan, as amended, which was assumed by Greater Bay in January 2000 in connection with Greater Bay’s acquisition of Mt. Diablo Bancshares and Mt. Diablo National Bank. Pursuant to this plan, options were originally available for grant to original Mt. Diablo employees, directors and organizers at no less than the fair market value of the stock subject to the option at the date of grant. As of December 31, 2003, no additional Greater Bay shares were available for issuance under the plan.

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will appear under the caption “INFORMATION ABOUT GREATER BAY STOCK OWNERSHIP” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

Information regarding fees paid to PricewaterhouseCoopers LLP, our independent accountants, will appear under the caption “Principal Accountants Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1.    Financial Statements

The following documents are filed as part of this report:

2.    Financial Statement Schedules

Not applicable.

3.    Exhibits

See Item 15(c) below.

(b)    Reports on Form 8-K

During the fourth quarter of 2003, the Company filed the following Current Reports on Form 8-K: (1) December 2, 2003 (reported under Item 5, 7 and 9) announcing the promotion of the Company’s Chief Operating Officer to Chief Executive Officer; (2) October 29, 2003 (reporting under Item 5, 7, and 9) announcing the charter consolidation; (3) October 27, 2003 (reporting under Item 5, 7, and 9) Greater Bay Bancorp’s slide presentation; (4) October 22, 2003, (reporting under Item 12) release of 2003 third quarter financial results; (5) October 7, 2003 (reporting under Item 5, 7, and 9) announcing the promotion of the Company’s Chief Operating Officer to President and the retirement of the Company’s Chief Financial Officer; release of 2003 third quarter guidance.

(c)    Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on pages 28 through 31 for exhibits filed as part of this report.

(d)    Additional Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2004.

GREATER BAY BANCORP

By	/s/ BYRON A. SCORDELIS
Byron A. Scordelis
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BYRON A. SCORDELIS Byron A. Scordelis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004

/s/ STEVEN C. SMITH Steven C. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2004

/s/ ROBERT A. ARCHER Robert A. Archer	Director	February 27, 2004

/s/ FREDERICK J. DE GROSZ Frederick J. de Grosz	Director	February 27, 2004

/s/ SUSAN B. FORD-DORSEY Susan B. Ford-Dorsey	Director	February 27, 2004

/s/ JOHN M. GATTO John M. Gatto	Director	February 27, 2004

/s/ JAMES E. JACKSON James E. Jackson	Director	February 27, 2004

/s/ DAVID L. KALKBRENNER David L. Kalkbrenner	Director	February 27, 2004

/s/ STANLEY A. KANGAS Stanley A. Kangas	Director	February 27, 2004

/s/ DANIEL G. LIBARLE Daniel G. Libarle	Director	February 27, 2004

/s/ REX D. LINDSAY Rex D. Lindsay	Director	February 27, 2004

ANNUAL REPORT ON FORM 10-K (CONTINUED)

Signature	Title	Date

/s/ ARTHUR K. LUND Arthur K. Lund	Director	February 27, 2004

/s/ GEORGE M. MARCUS George M. Marcus	Director	February 27, 2004

/s/ DUNCAN L. MATTESON Duncan L. Matteson	Director	February 27, 2004

/s/ GLEN MCLAUGHLIN Glen McLaughlin	Director	February 27, 2004

/s/ LINDA R. MEIER Linda R. Meier	Director	February 27, 2004

/s/ DONALD H. SEILER Donald H. Seiler	Director	February 27, 2004

/s/ WARREN R. THOITS Warren R. Thoits	Director	February 27, 2004

/s/ JAMES C. THOMPSON James C. Thompson	Director	February 27, 2004

/s/ THADDEUS J. WHALEN, JR. Thaddeus J. Whalen, Jr.	Director	February 27, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit

2

Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 11, 2002, by and among Greater Bay Bancorp, ABD Insurance and Financial Services, ABD Acquisition Corp. and Alburger Basso deGrosz Insurance Services Inc. (16)

3.1	Articles of Incorporation of Greater Bay Bancorp, as amended and restated

3.2	Bylaws of Greater Bay Bancorp, as amended and restated (15)

3.3	Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to Exhibit 4.1 hereto)

3.4	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (17)

4.1	Rights Agreement (2)

4.2	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock of the Registrant (See Exhibit 4.1 hereto)

4.3	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (See Exhibit 3.4 hereto)

4.4	Indenture dated as of April 24, 2002 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (18)

4.5	Form of Zero Coupon Senior Convertible Contingent Debt Securities (CODES) due 2002 (included in Exhibit 4.4) (18)

4.6	Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (5)

4.7	Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (5)

4.8	Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (5)

4.8.1	Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust Company dated as of November 27, 1998 (4)

4.10	Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000 (6)

4.11	Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as Trustee (6)

4.12	Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as Trustee (6)

4.13	Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (7)

4.14	Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (7)

4.15	Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (7)

4.16	Capital Securities Guarantee Agreement, dated as of November 20, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (1)

EXHIBIT INDEX (Continued)

Exhibit No.		Exhibit

4.17		Form of Amended and Restated Declaration of Trust of GBB Capital V (8)

4.18		Form of Indenture between Greater Bay Bancorp and Wilmington Trust Company, as trustee (8)

4.19		Form of Capital Securities Guarantee Agreement (8)

4.20		Form of Common Securities Guarantee Agreement (8)

4.21		Amended and Restated Declaration of Trust of GBB Capital VI dated July 16, 2001 (8)

4.22		Indenture, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (8)

4.23		Guarantee Agreement, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (8)

4.24		Amended and Restated Declaration of Trust of GBB Capital VII, dated as of April 10, 2002 (19)

4.25		Indenture, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company as Trustee (19)

4.26		Guarantee Agreement, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as Guarantee Trustee (19)

4.27		Indenture dated as of March 24, 2003 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (22)

4.28

Officers’ Certificate pursuant to Section 3.01 of the Indenture setting forth the terms of the 5.25% Senior Notes, Series A, due March 31, 2008 and the 5.25% Senior Notes, Series B, due March 31, 2008 (22)

4.29		Form of Global Note relating to the 5.25% Senior Notes, Series B, due March 31, 2008 (see Exhibit 4.28 hereto)

10.1	(a)	Employment Agreement with David L. Kalkbrenner, dated as of January 1, 1999 (9)(10)

10.1	(b)	Amendment No. 1 to Employment Agreement with David L. Kalkbrenner, dated as of December 11, 2000 (1)(9)

10.1	(c)	Consulting Agreement with David L. Kalkbrenner, dated as of December 1, 2003, effective as of January 1, 2004 (9)

10.2		Employment Agreement with Byron Scordelis, dated December 1, 2003, effective as of January 1, 2004 (9)

10.3		Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp and David L. Kalkbrenner (9)

10.4		Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 1998, between Mid-Peninsula Bank and Susan K. Black (9)(10)

10.4	(a)	Mutual Release and Settlement Agreement dated June 24, 2003, effective July 1, 2003, by and between Greater Bay Bancorp and Susan Black (9)(23)

10.5		Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp and Gregg A. Johnson (9)

10.6	(a)	Confidential Separation Agreement and General Release of Claims dated as of September 29, 2003, between Greater Bay Bancorp and Steven C. Smith (9)(24)

10.6	(b)	Consulting Agreement dated as of September 29, 2003, between Greater Bay Bancorp and Steven C. Smith (9)(24)

EXHIBIT INDEX (Continued)

Exhibit No.		Exhibit

10.6	(c)	Addendum to Consulting Agreement and Confidential Separation Agreement and General Release of Claims dated as of December 18, 2003, between Greater Bay Bancorp and Steven C. Smith (9)

10.6	(d)	Employee Supplemental Compensation Benefit Agreement dated as of January 1, 2003 between Greater Bay Bancorp and Steven C. Smith (9)(24)

10.7		Greater Bay Bancorp 401(k) Profit Sharing Plan (9)(15)

10.8		Greater Bay Bancorp Employee Stock Purchase Plan, as amended (9)(20)

10.9		Greater Bay Bancorp Change in Control Pay Plan I, as amended and restated (9)(21)

10.10		Greater Bay Bancorp Change in Control Pay Plan II, as amended and restated (9)(21)

10.11		Greater Bay Bancorp Termination and Layoff Pay Plan I (9)(12)

10.12	(a)	Greater Bay Bancorp Termination and Layoff Pay Plan II (9)(12)

10.12	(b)	Amendment No. 1 to Greater Bay Bancorp Termination and Layoff Pay Plan II (9)(13)

10.13	(a)	Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (1)(9)

10.13	(b)	Amendment 2003A to Deferred Compensation Plan, dated as of July 21, 2003 (9)

10.13	(c)	Amendment 2003B to Deferred Compensation Plan, dated as of November 17, 2003 (9)

10.14		Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan (9)(14)

10.15		Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers (3)

10.16	(a)	Term Loan and Security Agreement between Greater Bay Bancorp and US Bank, N.A. dated July 31, 2002, and form of Promissory Note (21)

10.16	(b)	First Amendment to Term Loan and Security Agreement between Greater Bay Bancorp and US Bank, N.A. dated December 16, 2002 (21)

10.17	(a)

364 Day Revolving Credit Agreement among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association, dated as of December 16, 2002 and form of Promissory Note (21)

10.17	(b)

Amendment No. 1 to Credit Agreement, dated as of March 3, 2003, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association, including form of Security Agreement (21)

10.17	(c)	Amendment No. 2 to Credit Agreement, dated as of December 15, 2003, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association

10.18		Employee Supplemental Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp and Kenneth Shannon (9)

12.1		Statement re Computation of Ratios of Earnings to Fixed Charges

14.1		Code of Conduct and Ethics

21		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002

EXHIBIT INDEX (Continued)

1.	Incorporated by reference from Greater Bay Bancorp’s 2000 Annual Report on Form 10-K filed with the SEC on February 1, 2001
2.	Incorporated by reference from Greater Bay Bancorp’s Form 8-A12G filed with the SEC on November 25, 1998
3.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K dated June 5, 1997
4.	Incorporated by reference from Greater Bay Bancorp’s 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999
5.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on August 28, 1998
6.	Incorporated herein by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000
7.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000
8.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File Nos. 333-65772 and 333-65772-01) filed with the SEC on July 25, 2001
9.	Represents executive compensation plans and arrangements of Greater Bay Bancorp
10.	Incorporated by reference from Greater Bay Bancorp’s 1999 Annual Report on Form 10-K filed with the SEC on January 31, 2000
11.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2001
12.	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 1998
13.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 1999
14.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-8 (File No. 333-76004) filed with the SEC on December 27, 2001
15.	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on February 15, 2002
16.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 24, 2002
17.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002
18.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File No. 33-96909) filed with the SEC on July 22, 2002
19.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2002
20.	Incorporated by reference from Greater Bay Bancorp’s Form S-8 (File No. 33-98943) filed with the SEC on August 29, 2002
21.	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on March 7, 2003
22.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003
23.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2003
24.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003

SELECTED FINANCIAL INFORMATION

The following table represents the selected financial information at and for the five years ended December 31, 2003:

	2003	2002	2001	2000*	1999*
	(Dollars in thousands, except per share amounts)
Statement of Operations Data
Interest income	$407,719	$505,412	$507,241	$423,639	$298,634
Interest expense	109,838	160,555	199,793	165,892	110,710

Net interest income	297,881	344,857	307,448	257,747	187,924
Provision for loan losses	28,195	59,776	54,727	28,821	14,901

Net interest income after provision for loan losses	269,686	285,081	252,721	228,926	173,023
Non-interest income(1)	171,542	156,122	44,842	47,131	44,845
Operating expenses(1)	292,208	244,876	191,279	165,228	140,106

Income before income tax expense	149,020	196,327	106,284	110,829	77,762
Income tax expense	57,017	72,053	26,468	43,665	26,461

Net income	$92,003	$124,274	$79,816	$67,164	$51,301

Per Share Data(2)
Net income per common share
Basic	$1.65	$2.35	$1.61	$1.40	$1.15
Diluted	1.62	2.30	1.57	1.33	1.09
Cash dividends per common share(3)	0.54	0.49	0.43	0.35	0.24
Book value per common share	12.54	11.64	9.31	7.92	6.63
Common shares outstanding at year end	52,529,850	51,577,795	49,831,682	48,748,713	46,174,308
Average common shares outstanding	52,040,000	51,056,000	49,498,000	47,899,000	44,599,000
Average common and common equivalent shares outstanding	52,993,000	54,135,000	50,940,000	50,519,000	47,078,000

Performance Ratios
Return on average assets	1.16%	1.50%	1.18%	1.34%	1.33%
Return on average shareholders’ equity	12.88%	20.29%	17.77%	19.21%	18.92%
Net interest margin	4.20%	4.52%	4.86%	5.56%	5.29%
Dividend payout ratio(3)	37.08%	23.61%	27.88%	27.82%	20.80%
Equity to assets ratio	9.87%	8.43%	5.88%	6.63%	7.11%

Balance Sheet Data—At Period End
Assets	$7,601,423	$8,082,038	$7,883,829	$5,821,264	$4,306,358
Loans, net	4,411,639	4,661,547	4,370,977	3,973,329	2,813,329
Securities available for sale	2,227,153	2,562,986	2,970,630	1,091,064	863,590
Deposits	5,312,667	5,272,273	4,990,071	4,750,404	3,736,621
Borrowings	1,282,191	1,947,554	2,320,671	565,876	201,124
Preferred stock of real estate investment trust subsidiaries of the Banks	15,302	15,650	15,000	—	—
Convertible preferred stock	91,752	80,900	—	—	—
Common shareholders’ equity	658,765	600,159	463,684	385,948	306,114

Asset Quality Ratios
Nonperforming assets** to total loans and other real estate owned	1.36%	0.80%	0.69%	0.32%	0.26%
Nonperforming assets** to total assets	0.81%	0.47%	0.39%	0.22%	0.17%
Allowance for loan and lease losses to total loans	2.77%	2.70%	2.77%	2.24%	1.89%
Allowance for loan and lease losses to nonperforming assets**	204.49%	339.77%	402.79%	702.37%	734.94%
Net charge-offs to average loans	0.67%	1.19%	0.59%	0.33%	0.07%

Regulatory Capital Ratios
Leverage ratio	9.98%	8.61%	8.01%	8.79%	8.32%
Tier 1 capital	12.87%	11.71%	10.49%	9.57%	9.92%
Total capital	14.13%	12.97%	12.79%	10.87%	11.23%

*	Restated on a historical basis to reflect the mergers with SJNB Financial Corp during 2001 and Mt. Diablo Bancshares, Coast Bancorp, Bank of Santa Clara and Bank of Petaluma in 2000 on a pooling-of-interests basis.
**	Excludes accruing loans past due 90 days or more and restructured loans.

(1)	As a result of the ABD acquisition in March 2002 and the S&C acquisition in July 2003, our 2003 results included insurance agency commissions and fees totaling $117.5 million and operating expenses totaling $99.0 million; our 2002 results included insurance agency commissions and fees totaling $88.5 million and operating expenses totaling $73.6 million for a ten months period only. There were no such insurance agency commissions and fees for prior years.
(2)	1999 is restated to reflect a 2-for-1 stock split effective as of October 4, 2000.
(3)	Includes only those dividends declared by Greater Bay, and excludes those dividends paid by Greater Bay’s subsidiaries prior to the completion of their mergers with Greater Bay.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with the information under “Selected Financial Information” and our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in this annual report on Form 10-K for the year ended December 31, 2003 under ITEM 1. “BUSINESS—Factors That May Affect Future Results of Operations.” Greater Bay does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrence or unanticipated events or circumstance after the date of such statements.

Overview

Who We Are

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association and one commercial insurance brokerage subsidiary, ABD. The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Corporate Finance, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, formerly Mid-Peninsula Bank. Our individual business units will retain their names in the communities they serve. We also merged MPBIT and SJNBIT into CNBIT I which is a subsidiary of the Bank. This entity, along with its subsidiary CNBIT II, was formed in order to provide flexibility in raising capital.

How We Generate Revenues and Information About Our Industries

Our primary business is the operation of a diversified financial institution. Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to its clients and securities held in our securities portfolio, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

As with other medium and large financial institutions, we set out to diversify our sources of revenue in order to partially insulate our profitability from the impact of changing interest rates by creating alternative stable streams of revenue. In order to achieve this diversity, in March 2002 we acquired ABD which has substantially increased our non-interest income. ABD offers a full range of commercial insurance brokerage activities, including property and casualty, directors and officers liability insurance, employee benefits insurance, retirement planning services, risk management and engineering and loss control services.

Our Lines Of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions on behalf of our clients’ employee benefit plans. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

How Economic Factors Impact Us

As described above, we have a significant geographic concentration in the San Francisco Bay Area. As a result of our geographic concentration, our results depend largely upon economic conditions in this area, which exhibited continuing weakness in 2003. Many publicly and privately held technology firms have experienced a decline in their stock prices and valuations. At the same time, firms in the technology industry have experienced greater difficulty than in the past in obtaining capital and funding. The inability of such firms to obtain necessary capital and funding has adversely affected existing business and resulted in a slowdown in the growth of the technology industry. A prolonged or further decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations. A continued weakening in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

Our Opportunities, Challenges and Risks

We believe, based upon historical results and the experience of management in both weak and strong economies, that in the event that the San Francisco Bay Area economy enters recovery in the coming year and continued expansion in the future, business conditions will again provide an opportunity for internal growth in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

business banking to small and medium sized business, professionals and high net worth individuals. Despite our current position and experiences in managing through the recent extended period of economic weakness, there remains the risk that continued economic weakness could adversely affect us through interest rate margin compression, weakness for loan demand and deterioration of loan quality.

We also believe that conditions will reappear in which active consolidation of community banks will take place during the next few years. Under such conditions, Greater Bay will be viewed as a potential acquirer, providing us with additional growth opportunities. In markets we wish to enter or expand our business, we will also consider de novo regional offices when acquisition opportunities do not exist. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services and wealth management. In the past, we have proven the ability to successfully integrate acquired institutions and de novo branches into our family of companies, but there can be no assurance future activities will not present unforeseen issues relating to their assimilation.

Furthermore, on February 1, 2004, we completed the merger of our eleven bank subsidiaries into a single national bank that will be regulated by the OCC. This will provide us with an opportunity to further streamline our operations and improve our efficiency. Although the existing banking subsidiaries currently operate on substantially identical systems and share many common back-office operations, there can be no assurance that unforeseen issues relating to the assimilation of these subsidiaries will not adversely affect us.

Based on the current forecast of moderate economic growth in our market area for 2004, combined with feedback from our clients on anticipated growth rates for 2004, we are anticipating loan growth ranging from the low single to mid-single digits. We anticipate core deposit growth in the mid-single digits, offset by continued reductions in our institutional deposits and as a result we anticipate a low single digit growth rate in total deposits. Furthermore, current consensus economic forecasts predict that there will be at least two 25 basis point increases in short-term market interest rates in mid to late 2004, which would result in our average net interest margin increasing by 10 basis points to 30 basis points depending on the timing of the rate increases. Although current indications are for a moderate strengthening of the economy in 2004, no assurance can be given that significant improvement in the economy will occur in 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

Securities Available for Sale

The fair value of most securities available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

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

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove nonexistent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 13 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated using key measurements. These measurements are based on our net income, as reported on the face of our financial statements that are prepared in accordance with generally accepted accounting principles.

	Net income
	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
	(Dollars in thousands, except per share amounts)
Net income	$92,003	$124,274	$79,816
Earnings per common share:
Basic	$1.65	$2.35	$1.61
Diluted	$1.62	$2.30	$1.57
Return on average assets	1.16%	1.50%	1.18%
Return on average shareholders’ equity	12.88%	20.29%	17.77%

Net income for 2003 decreased 26.0% to $92.0 million, or $1.62 per diluted share, compared to net income of $124.3 million, or $2.30 per diluted share, for 2002. The $0.68 decline in earnings per diluted share for the year ended December 31, 2003, compared to the same period a year ago, were attributable primarily to the following factors:

•	Lower market interest rates reduced our net yield on interest-earning assets by 32 basis points for the year 2003, resulting in approximately a $(0.29) decline in earnings per diluted share;

•	Average interest-earning assets have declined $536.5 million in 2003, as compared to 2002 as a result of the planned reduction in our securities portfolio which was partially offset by modest growth in average loans outstanding. The reductions in interest-earning assets resulted in a decline of approximately $(0.26) in earnings per diluted share;

•	Outside consulting costs to enhance our compliance and enterprise-wide risk management programs and processes amounted to approximately $3.1 million, ($1.9 million net of tax), or approximately $(0.04) per diluted share. Although internal work on these initiatives commenced in 2002, no significant outside consulting costs were incurred prior to 2003; and

•	Expenses related to the retirement, consulting and non-compete agreements of retiring executives amounted to approximately $1.7 million ($1.1 million, net of tax) or approximately $(0.02) per diluted share for the year 2003.

These decreases were partially offset by increases in the insurance agency commissions and fees resulting from a full year’s revenues earned by ABD which was acquired in March 2002, and six months of revenue from S&C which was acquired in July 2003.

Net income for 2002 increased 55.7% to $124.3 million, or $2.30 per diluted share, compared to net income of $79.8 million, or $1.57 per diluted share, for 2001.

The 55.7% increase in net income during 2002 as compared to 2001 was primarily the result of a 20.4% increase in average interest-earning assets for 2002 as compared to 2001 and security gains and insurance agency commissions and fees resulting from the acquisition of ABD in March 2002 which was partially offset by a decrease in our net yield on interest earning assets and increases in our operating expenses. Increases in operating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

expenses were required due to the ABD acquisition and, to a lesser degree, to service and support our growth. Also, our 2002 results had no expenses for merger and other related costs, as compared to $29.2 million ($17.6 million, net of taxes) in 2001.

Net Interest Income

Our Interest Rate Risk Strategy

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. We proactively manage our IRR and attempt to position ourselves to be relatively interest rate neutral, but with a bias toward the anticipated direction of interest rates. Over the last 18 months, that bias has resulted in reducing the size of our securities portfolio and positioning ourselves to be more asset sensitive in the future. The securities portfolio is now at its target level and we would not anticipate any significant change in its size in 2004, unless there are unexpected changes in the economic or interest rate environments. Although this strategy reduced net interest income and net income in 2003, it has positioned us to be more asset sensitive to take advantage of a rising rate environment in the future. Over the last quarter, the stabilization in market rates combined with the mix change in our balance sheet, primarily due to the reduction in the securities portfolio, has resulted in a margin increase. We would not anticipate the margin expanding significantly in the future, unless short-term market interest rates rise or the mix of our balance sheet begins to trend toward a larger loan portfolio weighting.

In 2001, our balance sheet had substantial IRR in a falling rate environment, as the majority of our loans had interest rates tied to the prime rate. Interest rates on those loans move downward immediately upon a market interest rate decrease, compared to our interest-bearing liabilities, that did not reprice as quickly, or to the same magnitude, as the interest rate sensitive loans. In mid-2002, we completed a program to shift the funding source for our specialty finance units, comprised of the CAPCO, Greater Bay Capital, Matsco, Pacific Business Funding and Greater Bay SBA Lending Group divisions, from a core deposit base to a wholesale funding strategy. This strategy also changed our balance sheet to a more leveraged position that was designed to protect our net interest income in a declining interest rate environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Net Interest Income—Results for 2003, 2002 and 2001

The following tables present, for the years indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Years ended December 31,
	2003			2002
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$95,643	$902	0.94%	$87,204	$2,532	2.90%
Other short-term securities	4,267	168	3.94%	17,562	913	5.20%
Securities available for sale:
Taxable	2,243,130	86,730	3.87%	2,811,890	161,269	5.74%
Tax-exempt(2)	103,260	4,813	4.66%	124,540	6,032	4.84%
Loans(3)	4,638,521	315,106	6.79%	4,580,154	334,666	7.31%

Total interest-earning assets	7,084,821	407,719	5.75%	7,621,350	505,412	6.63%
Noninterest-earning assets	833,356			670,503

Total assets	$7,918,177	407,719		$8,291,853	505,412

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,879,570	30,698	1.07%	$2,573,098	38,025	1.48%
Time deposits over $100,000	511,442	10,094	1.97%	548,968	13,925	2.54%
Other time deposits	1,094,311	16,892	1.54%	1,235,711	30,797	2.49%

Total interest-bearing deposits	4,485,323	57,684	1.29%	4,357,777	82,747	1.90%
Other borrowings	1,328,178	34,094	2.57%	1,993,488	58,503	2.93%
Subordinated debt	210,311	18,060	8.59%	219,325	19,305	8.80%

Total interest-bearing liabilities	6,023,812	109,838	1.82%	6,570,590	160,555	2.44%
Noninterest-bearing deposits	989,038			951,538
Other noninterest-bearing liabilities	191,214			157,272

Shareholders’ equity	714,113			612,453

Total shareholders’ equity and liabilities	$7,918,177	109,838		$8,291,853	160,555

Net interest income		$297,881			$344,857

Interest rate spread			3.93%			4.19%

Net yield on interest-earning assets(4)			4.20%			4.52%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.00% and 7.23% for the years ended December 31, 2003 and 2002, respectively, using the federal statutory rate of 35%.
(3)	Loan fees amortization totaling $4.6 million and $6.1 million is included in loan interest income for 2003 and 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

	Years ended December 31,
	2002			2001
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$87,204	$2,532	2.90%	$91,139	$3,660	4.02%
Other short-term securities	17,562	913	5.20%	1,389	84	6.05%
Securities available for sale:
Taxable	2,811,890	161,269	5.74%	1,780,194	120,491	6.77%
Tax-exempt(2)	124,540	6,032	4.84%	184,897	7,455	4.03%
Loans(3)	4,580,154	334,666	7.31%	4,270,878	375,551	8.79%

Total interest-earning assets	7,621,350	505,412	6.63%	6,328,497	507,241	8.02%
Noninterest-earning assets	670,503			422,744

Total assets	$8,291,853	505,412		$6,751,241	507,241

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,573,098	38,025	1.48%	$2,331,147	64,860	2.78%
Time deposits over $100,000	548,968	13,925	2.54%	697,806	31,277	4.48%
Other time deposits	1,235,711	30,797	2.49%	814,808	36,517	4.48%

Total interest-bearing deposits	4,357,777	82,747	1.90%	3,843,761	132,654	3.45%
Other borrowings	1,993,488	58,503	2.93%	1,225,036	53,577	4.37%
Subordinated debt	219,325	19,305	8.80%	146,621	13,562	9.25%

Total interest-bearing liabilities	6,570,590	160,555	2.44%	5,215,418	199,793	3.83%
Noninterest-bearing deposits	951,538			976,666
Other noninterest-bearing liabilities	157,272			109,906

Shareholders’ equity	612,453			449,251

Total shareholders’ equity and liabilities	$8,291,853	160,555		$6,751,241	199,793

Net interest income		$344,857			$307,448

Interest rate spread			4.19%			4.18%

Net yield on interest-earning assets(4)			4.52%			4.86%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.23% and 5.80% for the years ended December 31, 2002 and 2001, respectively, using the federal statutory rate of 35%.
(3)	Loan fees amortization totaling $6.1 million and $11.1 million is included in loan interest income for 2002 and 2001, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(4) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Subordinated debt was issued for the purposes of strengthening our regulatory capital position. Because of the capital component of that funding source, the average rate paid on those instruments is considerably higher than what we have paid on our other borrowings. Because of the distinctly differing nature of the subordinated debt and our other borrowing instruments, we have presented the subordinated debt separately on the tables above.

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in average asset and liability balances (“volume”) and changes in average interest rates (“rate”). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances. Nonaccrual loans are excluded in average loans.

	Year ended December 31, 2003 compared with December 31, 2002 favorable / (unfavorable)			Year ended December 31, 2002 compared with December 31, 2001 favorable / (unfavorable)
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$224	$(1,854)	$(1,630)	$(152)	$(976)	$(1,128)
Other short-term investments	(564)	(181)	(745)	843	(14)	829
Securities available for sale:
Taxable	(28,549)	(45,990)	(74,539)	61,393	(20,615)	40,778
Tax-exempt	(999)	(220)	(1,219)	(2,736)	1,313	(1,423)
Loans	4,219	(23,779)	(19,560)	25,817	(66,702)	(40,885)

Total interest income	(25,669)	(72,024)	(97,693)	85,164	(86,993)	(1,829)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(4,151)	11,478	7,327	(6,160)	32,995	26,835
Time deposits over $100,000	902	2,929	3,831	5,717	11,635	17,352
Other time deposits	3,214	10,691	13,905	(14,360)	20,080	5,720

Total interest-bearing deposits	(35)	25,098	25,063	(14,803)	64,710	49,907
Other borrowings	17,746	6,663	24,409	(26,356)	21,430	(4,926)
Subordinated debt	781	464	1,245	(6,428)	685	(5,743)

Total interest expense	18,493	32,224	50,717	(47,587)	86,825	39,238

Net increase (decrease) in net interest income	$(7,177)	$(39,799)	$(46,976)	$37,578	$(169)	$37,409

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan and lease loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Periodic fluctuations in the provision for loan and lease losses result from management’s assessment of the adequacy of the allowance for loan and lease losses; however, actual loan and lease losses may vary from current estimates.

The provision for loan and lease losses in 2003 was $28.2 million, compared to $59.8 million in 2002 and $58.2 million in 2001. The provision for 2001 also includes $3.5 million to conform to our allowance methodologies which was included in mergers and other related costs. The decrease in the provision for loan and lease losses during 2003 was due to several factors including decreases in loan charge-offs, our decision not to fully provision to the extent of charge-offs in the discontinued Corporate Finance portfolio and our assessment of the adequacy of our allowance for loan and lease losses. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION—Allowance for Loan and Lease Losses.”

Non-interest Income

The following table sets forth information by category of non-interest income for the years indicated.

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Insurance agency commissions and fees	$117,508	$88,515	$—
Service charges and other fees	11,372	11,147	10,602
Loan and international banking fees	9,315	9,233	8,856
Gain on sale of securities, net	5,961	12,058	6,304
Rental revenues on operating leases	5,582	747	—
Gain on sale of loans	4,535	4,754	3,241
Trust fees	3,314	3,566	3,610
ATM network revenue	1,773	2,414	2,887
Gain on early retirement of CODES	—	8,375	—
Other income	12,182	15,313	9,342

Total non-interest income	$171,542	$156,122	$44,842

The increase in non-interest income in 2003 as compared to 2002 resulted primarily from increases in insurance agency commissions and fees and operating lease fees. These increases were partially offset by decreases on the gain on sale of securities and the gain on early retirement of Zero Coupon Senior Convertible Contingent Debt Securities (“CODES”). The increase in non-interest income in 2002 as compared to 2001 resulted primarily from increases in insurance agency commissions and fees, gain on sale of securities, net, gain on early retirement of CODES and gain on sale of loans.

The increase in insurance agency commission and fees in 2003 was primarily a result of the timing of our insurance agency acquisitions. As a result of the ABD acquisition in March 2002 and the S&C acquisition in July

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

2003, our 2003 results included 12 months of operating results for ABD and six months of operating results for S&C. Our 2002 results only included 10 months of operating results for ABD. The additional increases in insurance agency commissions and fees also resulted from ABD’s internal growth. Excluding S&C, ABD’s insurance agency commissions and fees were $113.5 million for the year ended December 2003 as compared to $105.5 million for the year ended December 2002, including the period prior to our acquisition of ABD. We had no such insurance agency commissions and fees in any prior years.

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage IRR and in consideration of other factors, such as the anticipation of increases in prepayment rates. Specific IRR program initiatives can cause us to increase the volume of sales transactions and can result in an increase in gains on securities in the periods when such initiatives occur. In 2002, we made the decision to de-leverage the balance sheet by reducing the securities portfolio. This decision resulted in significant securities sales activities during 2002, which continued into the first part of 2003 and resulted in us recognizing significantly larger securities gains at the inception of that securities sales program than we had recognized either before or since. The gain on sale of securities also includes a $1.9 million loss for 2003, a $2.2 million loss for 2002 and a $636,000 gain for 2001 recognized on derivative instruments marked to market through earnings as well as hedging ineffectiveness in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” (“SFAS No. 133 and No. 138”).

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital, which was formed in 2002.

Of the 2003 gain on sale of loans, $3.4 million relates to the sale of $42.9 million of Matsco’s loan production compared to a $2.6 million gain on sale of $23.5 million of Matsco’s loan production in 2002 and a $1.2 million gain on sale of $15.0 million of Matsco’s loan production in 2001. The remaining gain on sale of loans relates to the sale of SBA loans. The gain on sale of SBA loans decreased to $1.1 million during 2003, as compared to $2.1 million during 2002 and $2.0 million during 2001.

During 2002, we retired 63.8% of the CODES that we issued earlier in 2002 which resulted in a gain of $8.4 million. We retired these securities to take advantage of a unique market situation which allowed us to retire them at a substantial discount, thus relieving us of the put obligation in April 2004. As a result of this put obligation, there was a high probability that we would have been required to repay these CODES at par at that time. This opportunity, coupled with the availability of cash resulting from sale of securities, made the retirement of these CODES an attractive opportunity to add value for our shareholders. There were no such retirements of CODES in either 2003 or 2001.

Other income includes $6.2 million in appreciation of the cash surrender values on bank-owned life insurance policies during 2003, as compared to $6.1 million during 2002 and $4.1 million during 2001. Other income also included a gain of $3.1 million in 2002 and $2.1 million in 2001 on an agreement with a borrower which entitled us to receive additional income based upon an increase in that borrower’s stock valuation between specific dates. There was no such other income during 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Operating Expenses

The following table sets forth the major components of operating expenses for the years indicated.

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Compensation and benefits	$175,423	$148,724	$89,699
Occupancy and equipment	40,898	39,365	27,756
Legal and other professional fees	16,594	8,901	7,839
Telephone, postage and supplies	7,245	7,398	6,027
Amortization of intangibles	7,180	5,520	1,408
Correspondent bank and ATM network fees	6,158	6,083	3,622
Marketing and promotion	6,120	5,355	5,648
Data processing	5,356	4,820	4,448
Depreciation—equipment leased to others	4,615	612	—
Insurance	4,487	3,385	1,135
FDIC insurance and regulatory assessments	2,073	1,780	1,762
Dividends paid on preferred stock of real estate investment trusts	1,824	1,814	—
Client service expenses	1,293	2,117	2,965
Directors fees	1,228	1,107	1,585
Expenses on other real estate owned	1,065	139	—
Early retirement expense of debt	—	975	—
Contribution to the Greater Bay Bancorp Foundation and related expenses	—	479	—
Merger and other related costs	—	—	29,249
Other expenses	10,649	6,302	8,136

Total operating expenses	$292,208	$244,876	$191,279

Efficiency ratio	62.25%	48.88%	54.30%
Total operating expenses to average assets	3.69%	2.95%	2.83%

We computed the efficiency ratio by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources.

The primary reasons for these increases in operating expenses between 2002 and 2003 include the following:

•	Operating expenses for ABD, our insurance brokerage services division, during 2003 were $99.0 million compared to $73.6 million during 2002. There were no such expenses during 2001. This increase is primarily the result of the timing of our insurance agency acquisitions. As a result of the ABD acquisition in March 2002 and the S&C acquisition in July 2003, our 2003 results included 12 months of operating expenses for ABD and six months of operating expenses for S&C. Our 2002 results only included 10 months of operating expenses for ABD. We had no such expenses for any prior years. The amortization of intangibles for 2003 and 2002 primarily relates to amortization of expirations representing ABD’s and S&C’s book of business recorded in connection with those entities’ acquisitions. The following table shows the computation of the efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the financial institutions industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other financial institutions;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total operating expenses	$292,208	$244,876	$191,279
Less: ABD operating expenses	99,049	73,648	—

Total operating expenses without ABD	$193,159	$171,228	$191,279

Total revenue	$469,423	$500,979	$352,290
Less: ABD total revenue	118,745	89,402	—

Total revenue without ABD	$350,678	$411,577	$352,290

Efficiency ratio without ABD	55.08%	41.60%	54.30%

•	During the end of 2002 and the first half of 2003, we added personnel and resources, both internal and external, to enhance our enterprise-wide risk management and regulatory compliance programs and processes. These additional improvements were required as a result of our substantial growth over the last several years and our response to the cure agreement that we entered into with the Federal Reserve Board on February 17, 2003 which we fully satisfied on June 27, 2003. During 2003, we also devoted resources to documenting and enhancing controls required by the Sarbanes-Oxley Act of 2002. In connection with these efforts, we incurred direct outside consulting costs totaling $3.1 million for 2003. No such direct costs were incurred in prior years. In addition to these direct costs, we incurred additional expenditures resulting from increases in staffing, independent audit scope changes and expansion of internal audit services. We expect to continue to see related expenditures in compensation and benefits expense and legal and other professional fees in future periods;

•	Depreciation—equipment leased to others represents expenses related to operating equipment leases financed by Greater Bay Capital, which was formed in 2002; and

•	During 2003, we incurred expenses related to the retirement, consulting and non-compete agreements of retiring executives totaling $1.7 million. Similar expenses in prior periods were not significant.

During 2002, we incurred $975,000 in expense for the early retirement of debt as a result of the retirement of subordinated debt issued to GBB Capital I and the retirement of the related Trust Preferred Securities.

Merger and other related costs include the direct expense related to a pooling-of-interests merger transaction completed in 2001 and are comprised of financial advisory and professional fees, charges to conform accounting practices and other costs, including expenses related to employee severance, retention and the vesting of certain benefit plans. See Note 14 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more detail.

Other operating expenses during 2002 were net of approximately $4.0 million in reductions to accrual estimates to reflect the current economic environment and the actual expenses anticipated to be paid. No such accrual reductions were recorded during 2003 or 2001.

Income Taxes

Our effective income tax rate for 2003 was 38.3%, compared to 36.7% in 2002 and 24.9% in 2001. The effective rates were lower than the statutory rate of 42% due to California enterprise zone interest income exclusion, life insurance cash surrender value, and tax-exempt income on municipal securities, and in 2002 only, benefits regarding the California bad debt deduction described further below, and in 2001, the realization of certain Federal capital losses for tax purposes on the formation of CNB Investment Trust II.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

During 2003, we did not take any financial statement tax benefit for the subsidiary REITs and recorded an expense and corresponding tax liability for all income arising from our subsidiary REITs. We do not anticipate recording any California tax benefits related to the subsidiary REITs for 2004 for financial statement purposes. Based on our deferred tax liability position, we do not believe we would have to increase our current tax expense for any additional California income or franchise taxes arising from our REIT subsidiaries.

With respect to our California franchise tax return, we intend to claim benefits arising from the REIT transactions, as we believe the tax benefits claimed have merit and we would contest any disallowance of such benefits in appropriate proceedings if necessary. Should we prevail in our position, the financial statement tax benefit would be recognized in the period that the issue is settled with the California Franchise Tax Board.

During 2002, California made changes to its tax laws applicable to banks and, effective January 1, 2002, required banks, in lieu of using a reserve method, to deduct actual charge-offs net of recoveries in determining their California taxable income. Banks were required to include in taxable income 50% of their existing bad debt reserves at the end of 2001. As a concession, recapture of 50% of the reserve is not required to be recaptured in the current or future years and, as a result, we recognized a permanent tax benefit of approximately $1.5 million in 2002. See Note 13 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information on our income tax provision.

Income of Business Segments

We are organized along community banking, specialty finance, trust services and insurance brokerage services business segments. The income before provision for income taxes for each business segment are as follows:

	For the year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Community banking	$110,051	$165,755	$126,499
Specialty finance	19,683	6,750	11,599
Trust services	1,107	1,130	1,681
Insurance brokerage services	19,697	15,754	—

For additional information regarding our results by business segment see Note 24 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FINANCIAL CONDITION

Total assets decreased 5.9% to $7.6 billion at December 31, 2003, compared to $8.1 billion at December 31, 2002. Total assets increased 2.5% in 2002 from $7.9 billion at December 31, 2001.

Securities Available for Sale

The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. Securities available for sale are recorded at fair value. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term securities as securities available for sale. These other securities are included in cash and cash equivalents.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

For the amortized cost and estimated fair value of the securities, the maturity of securities by security type and additional information concerning the securities portfolio, see Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Securities decreased 13.1% to $2.2 billion at December 31, 2003, compared to $2.6 billion at December 31, 2002. During 2002, securities decreased 13.3% from $3.0 billion at December 31, 2001. As previously discussed, we commenced a process to de-leverage the balance sheet by reducing the size of the securities portfolio and wholesale borrowings during 2002 and 2003. This de-leveraging strategy seeks to capture value on securities where prepayments are accelerating. While we have reached the target for our securities portfolio, market conditions or a different mix of fixed rate versus variable rate securities could change the ultimate size and composition of the portfolio.

At December 31, 2003, $1.6 billion, or 71.2%, of our total securities were invested in mortgage and mortgage related securities, as compared to $2.0 billion, or 78.1%, at December 31, 2002 and $2.6 billion or 86.5% at December 31, 2001. Although the stated maturity of these securities is as long as 30 years, due to periodic principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately four years.

Loans

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

The following table presents the composition of our loan portfolio at the dates indicated.

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$1,937,766	43.9%	$2,067,142	44.3%	$1,909,056	43.7%	$1,807,117	45.5%	$1,130,635	40.2%
Term real estate—commercial	1,636,356	37.1	1,610,277	34.5	1,407,300	32.2	1,096,576	27.6	883,749	31.4

Total commercial	3,574,122	81.0	3,677,419	78.8	3,316,356	75.9	2,903,693	73.1	2,014,384	71.6
Real estate construction and land	537,079	12.2	710,990	15.3	744,127	17.0	753,936	19.0	531,529	18.9
Real estate other	273,504	6.2	251,665	5.4	246,117	5.6	187,173	4.7	156,284	5.6
Consumer and other	167,593	3.8	166,331	3.6	204,483	4.7	234,721	5.9	179,705	6.4

Total loans, gross	4,552,298	103.2	4,806,405	103.1	4,511,083	103.2	4,079,523	102.7	2,881,902	102.5
Deferred fees and discounts, net	(14,491)	(0.3)	(15,245)	(0.3)	(15,362)	(0.4)	(14,787)	(0.4)	(14,114)	(0.5)

Total loans, net of deferred fees	4,537,807	102.9	4,791,160	102.8	4,495,721	102.8	4,064,736	102.3	2,867,788	102.0
Allowance for loan and lease losses	(126,168)	(2.9)	(129,613)	(2.8)	(124,744)	(2.8)	(91,407)	(2.3)	(54,459)	(2.0)

Total loans, net	$4,411,639	100.0%	$4,661,547	100.0%	$4,370,977	100.0%	$3,973,329	100.0%	$2,813,329	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table presents the maturity distribution of our commercial, term real estate—commercial, real estate construction and land, real estate other and consumer and other portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2003.

	Commercial	Term real estate— commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
	(Dollars in thousands)
Loans maturing in:
One year or less:
Fixed rate	$188,795	$40,115	$112,309	$1,874	$26,459	$369,552
Variable rate	495,242	73,507	342,198	16,343	44,789	972,079
One to five years:
Fixed rate	477,827	303,160	19,086	13,318	34,699	848,090
Variable rate	234,733	383,930	56,655	64,346	45,282	784,946
After five years:
Fixed rate	411,681	324,996	2,498	2,619	16,245	758,039
Variable rate	129,488	510,648	4,333	175,004	119	819,592

Total	$1,937,766	$1,636,356	$537,079	$273,504	$167,593	$4,552,298

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

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans	$61,700	$37,750	$30,970	$13,014	$7,139

Total nonperforming loans	61,700	37,750	30,970	13,014	7,139
OREO	—	397	—	—	271

Total nonperforming assets	$61,700	$38,147	$30,970	$13,014	$7,410

Restructured loans on accrual status	$240	$4,500	$—	$—	$807

Accruing loans past due 90 days or more	$—	$944	$5,073	$4,463	$908

Nonperforming assets to total loans and OREO	1.36%	0.80%	0.69%	0.32%	0.26%

Nonperforming assets to total assets	0.81%	0.47%	0.39%	0.22%	0.17%
Nonperforming assets, accruing loans past due 90 days or more and restructured loans to total loans and OREO	1.36%	0.91%	0.80%	0.43%	0.32%
Nonperforming assets, accruing loans past due 90 days or more and restructured loans to total assets	0.81%	0.54%	0.46%	0.30%	0.21%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The amount of interest income on nonaccrual loans that was included in net income was $2.2 million during 2003, $1.8 million during 2002 and $227,000 during 2001. The gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $4.4 million during 2003, $3.4 million during 2002 and $1.4 million during 2001.

At December 31, 2003, $3.4 million in restructured loans were also on nonaccrual status and are included in nonaccrual loans above.

While we recognize that the economic slowdown has impacted our clients’ financial performance, we continue to be cautiously optimistic about the key credit indicators from our loan portfolio. We believe we are proactive in managing credit risk to ensure we have a strong and properly-reserved balance sheet during difficult economic periods.

The details of our nonperforming loans at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
SNC/Corporate Finance	$12,745	$9,556
Matsco	7,520	6,348
SBA	4,845	2,578
Venture Banking Group	3,514	5,040
Other commercial	15,398	3,868

Total commercial	44,022	27,390
Term real estate—commercial	15,003	4,293
Real estate construction and land	1,568	5,670
Real estate other	536	54
Consumer and other	571	343

Total nonperforming loans	$61,700	$37,750

The increase in nonperforming assets was primarily in four areas—other commercial loans of $11.5 million, commercial term real estate of $10.7 million, Shared National Credit (“SNC”)/Corporate Finance loans of $3.2 million and SBA credits of $2.3 million. We believe that we have a minimal loss exposure on the SBA credits, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonperforming assets based on the current real estate collateral valuations. The majority of the other commercial loans is comprised of two credits, a standard relationship based commercial loan and a commercial loan partially secured by various assets. Based upon our impairment analysis we believe these loans are adequately reserved. Based on our analysis of the SNC/Corporate Finance portfolio and, as we have discontinued lending to non-relationship SNC clients, we believe that nonperforming assets in that portfolio are adequately reserved.

See Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information regarding our nonperforming assets, restructured loans and loans past due 90 days or more.

In addition to the loans disclosed above as nonaccrual or restructured, management has also identified two commercial loans totaling approximately $695,000 that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors that may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, be removed from nonaccrual, become restructured loans or other real estate owned in the future.

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

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the years indicated.

	2003	2002	2001	2000	1999
	(Dollars in thousands)
Period end gross loans outstanding	$4,552,298	$4,806,405	$4,511,083	$4,079,523	$2,881,902
Average gross loans outstanding	$4,688,586	$4,619,819	$4,288,751	$3,330,147	$2,463,215
Allowance for loan and lease losses:
Balance at beginning of period	$129,613	$124,744	$91,407	$54,459	$38,589
Allowance of entities acquired through acquisitions accounted for under purchase method of accounting	—	—	320	10,927	—
Charge-offs:
Commercial	(30,100)	(49,484)	(27,243)	(11,747)	(3,006)
Term real estate—commercial	(3,228)	(9,531)	—	—	(16)

Total commercial	(33,328)	(59,015)	(27,243)	(11,747)	(3,022)
Real estate construction and land	(2,595)	—	—	(376)	—
Real estate other	(54)	—	—	—	—
Consumer and other	(1,133)	(746)	(492)	(371)	(536)

Total charge-offs	(37,110)	(59,761)	(27,735)	(12,494)	(3,558)

Recoveries:
Commercial	4,588	4,605	2,383	946	1,337
Term real estate—commercial	36	20	—	—	5

Total commercial	4,624	4,625	2,383	946	1,342
Real estate construction and land	593	1	—	379	11
Real estate other	—	—	—	—	7
Consumer and other	253	228	142	291	423

Total recoveries	5,470	4,854	2,525	1,616	1,783

Net charge-offs	(31,640)	(54,907)	(25,210)	(10,878)	(1,775)
Provision charged to income(1)	28,195	59,776	58,227	36,899	17,645

Balance at end of period	$126,168	$129,613	$124,744	$91,407	$54,459

Net charge-offs to average loans outstanding during the period	0.67%	1.19%	0.59%	0.33%	0.07%
Allowance as a percentage of period end loans outstanding	2.77%	2.70%	2.77%	2.24%	1.89%
Allowance as a percentage of non-performing assets	204.49%	339.77%	402.79%	702.37%	734.94%

(1)	Includes $3.5 million in 2001, $8.1 million in 2000 and $2.7 million in 1999, to conform to our allowance methodologies which are included in mergers and related costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Our outstanding non-relationship SNC/Corporate Finance portfolio totaled $19.2 million at December 31, 2003, as compared to $43.0 million at December 31, 2002 and $99.7 million at December 31, 2001. We have not originated a new non-relationship SNC/Corporate Finance loan since January 2000 and we do not expect to re-enter this market in the foreseeable future. The total non-relationship SNC/Corporate Finance portfolio as of December 31, 2003 had commitments of only $21.3 million. During the past year, total commitments in our non-relationship SNC/Corporate Finance portfolio have been reduced by $23.1 million and the funded amount has been reduced by $23.8 million.

The following table sets forth information concerning our SNC/Corporate Finance portfolio charge-offs for the periods indicated.

	For the year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
SNC/Corporate Finance portfolio net charge-offs	10,285	13,758	15,205
SNC/Corporate Finance portfolio net charge-offs as a percentage of total net charge-offs	32.5%	25.1%	60.3%

Charge-offs in the Matsco division were $9.6 million for 2003, as compared to $17.5 million for 2002 and $2.2 million for 2001. Two relationships accounted for $5.2 million of these 2002 losses. These relationships were a result of Matsco’s attempt to expand its portfolio outside of its historical expertise of dental and veterinary equipment leasing through the acquisition of a significant non-medical equipment lease portfolio and a medical group acquisition loan. Matsco has discontinued its lending in these areas and does not anticipate any further significant losses in them.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, collateral values, and other factors. Our risk analysis considers our historical year loss experience stratified by loan type. Qualitative factors include the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area and the technology industries based in Silicon Valley. Credit concentrations, trends in credit quality and the pace of portfolio growth are other qualitative factors that are considered in our methodology. These qualitative factors are evaluated in connection with the unallocated portion of the allowance for loan and lease losses.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio. We have periodically engaged outside firms to independently assess our methodology and, on an ongoing basis, we engage outside firms to perform independent credit reviews of our loan portfolio.

While our current methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses is adequate as of December 31, 2003 to cover incurred losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The allowance for loan and lease losses consists of an unallocated and an allocated allowance. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowance, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

We are currently in the process of enhancing our allowance for loan and lease loss measurement methodology to incorporate historical loan migration trends. We anticipate beginning implementation of this modified methodology during the first quarter of 2004 and anticipate full implementation by December 31, 2004. Management has not yet completed its analysis using the enhanced methodology, however we do not anticipate a significant change to our total allowance for loan and lease losses.

The following table provides a summary of the allocation of the allowance for loan and lease losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories. The allocated and unallocated portions of the allowance for loan and lease losses are available to the entire loan portfolio.

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	% of Category to gross loans	Amount	% of Category to gross loans	Amount	% of Category to gross loans	Amount	% of Category to gross loans	Amount	% of Category to gross loans
	(Dollars in thousands)
Commercial	$56,365	42.57%	$66,480	43.01%	$66,246	42.32%	$37,896	44.30%	$20,454	39.23%
Term real estate—commercial	26,412	35.95	20,715	33.50	19,872	31.20	15,844	26.88	8,821	30.67

Total commercial	82,777	78.51	87,195	76.51	86,118	73.52	53,740	71.18	29,275	69.90
Real estate construction and land	7,672	11.80	10,233	14.79	9,904	16.50	10,935	18.48	5,590	18.44
Real estate other	5,450	6.01	2,920	5.24	6,010	5.46	1,866	4.59	2,239	5.42
Consumer and other	3,533	3.68	1,604	3.46	2,238	4.53	5,732	5.75	4,214	6.24

Total allocated	99,432		101,952		104,270		72,273		41,318
Unallocated	26,736		27,661		20,474		19,134		13,141

Total	$126,168	100.00%	$129,613	100.00%	$124,744	100.00%	$91,407	100.00%	$54,459	100.00%

Deposits

We emphasize developing total client relationships in order to increase our deposit base. Deposits reached $5.3 billion at December 31, 2003, an increase of 0.8% from December 31, 2002. Our core deposits, which exclude institutional deposits increased 3.1% during 2003. This increase was attributable to our relationship managers’ continuing efforts to generate increases in our core deposits as our reliance on institutional deposits declined in 2003. Institutional deposits are comprised of brokered deposits and California state treasury deposits. Brokered deposits were $483.8 million at December 31, 2003 and $569.9 million at December 31, 2002.

For information regarding the maturity distribution of our time deposits see Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Borrowings

Borrowings were $1.3 billion at December 31, 2003 and $1.9 billion at December 31, 2002. At December 31, 2003, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES, a term loan, securities sold under agreements to repurchase and other notes payable. The reduction in borrowings during 2003 was a result of the IRR strategy described above. See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning borrowings.

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs. We must manage our liquidity position to allow the Bank to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and securities, the Bank has access to the brokered deposit market, the ability to sell securities under agreements to repurchase, obtain FHLB advances or purchase overnight Federal Funds.

Net cash provided by operating activities totaled $164.0 million in 2003, $119.1 million in 2002 and $78.4 million in 2001. Cash provided by investing activities totaled $440.7 million and $50.0 million in 2003 and 2002, respectively, compared to cash used for investing activities of $2.3 billion in 2001. The comparatively large balance of cash available for investing purposes during 2003 primarily reflects the decline in loans and our program to deleverage the balance sheet as described in “RESULTS OF OPERATIONS—Net Interest Income” above.

Net cash used by financing activities was $643.4 million in 2003 and $70.0 million in 2002, compared to cash provided by financing activities of $2.0 billion in 2001. For 2003, 2002, and 2001, deposit gathering activities generated cash of $40.4 million, $282.2 million and $239.7 million, respectively. This represents a total of 6.3%, 403.16% and 12.1% of the financing cash flows for the year ended 2003, 2002 and 2001, respectively. Short-term and long-term borrowings decreased $667.0 million in 2003 and $364.7 million for 2002 as compared to an increase of $1.8 billion for 2001.

As of December 31, 2003, we did not have any material commitments for capital expenditures.

Greater Bay is a company separate and apart from the Bank, ABD and its other subsidiaries and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on its term loan, senior notes and the subordinated debt, the contingent interest on the CODES, and the dividends on our capital stock. In addition, holders of the CODES have a put right on April 24, 2004. If all of the holders of the CODES elected to exercise their put right, we currently have adequate liquidity to redeem those securities. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its securities and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay (assuming the consolidation of all of Greater Bay’s subsidiary banks had taken place immediately prior to such date) totaled $108.1 million at December 31, 2003. We do not believe that such a limitation will adversely impact Greater Bay’s ability to meet its ongoing cash obligations. See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning Greater Bay’s obligations under its term loan, the senior notes, the subordinated debt and the CODES.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Capital Resources

Shareholders’ equity at December 31, 2003 increased to $750.5 million from $681.1 million at December 31, 2002 and from $463.7 million at December 31, 2001. Greater Bay paid dividends per common share of $0.54 in 2003, $0.49 in 2002 and $0.43 in 2001. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share during each quarter of 2003, or an annual rate of $3.625 per preferred share.

We may, in the future, depending on business and market conditions, raise additional funds for general corporate purposes, including the repurchase of our outstanding equity and debt securities, through the sale of additional debt or other financing sources as we deem appropriate.

In 2002, Greater Bay issued subordinated debt of $5.2 million to enhance our regulatory capital base and to add liquidity. On July 22, 2002, we redeemed $20.6 million in outstanding subordinated debt issued to GBB Capital I. This redemption did not have a significant change in our capital levels. Under applicable regulatory guidelines, the Trust Preferred Securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of December 31, 2003, those subsidiary trusts have $204.0 million in Trust Preferred Securities outstanding, all of which qualifies as Tier I Capital. (See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding these securities including potential changes to their capital treatment).

During 2003 and 2002, we issued 151,606 shares and 1,673,898 shares, respectively, of 7.25% noncumulative convertible preferred stock. The shares were issued in connection with the ABD acquisition.

During 2002, we formed and funded MPBIT and SJNBIT, both of which were Maryland real estate investment trusts and wholly owned subsidiaries of Mid-Peninsula Bank and San Jose National Bank, respectively. On February 1, 2004, MPBIT and SJNBIT were merged into CNBIT I. These entities were formed in order to provide flexibility in raising capital. (See Note 10 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding this transaction).

A banking organization’s total qualifying capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, Trust Preferred Securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses (subject to certain limitations), other perpetual preferred stock, Trust Preferred Securities, certain other capital instruments and term subordinated debt. Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan and lease losses in supplementary capital.

The Federal Reserve and the OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at December 31, 2003 and the two highest levels recognized under these regulations were as follows:

	Tangible equity	Leverage ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp	7.33%	9.98%	12.87%	14.13%
The Bank[1]	N/A	9.75%	13.12%	14.38%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

[1]	Assuming the consolidation of all of Greater Bay’s subsidiary banks had taken place on December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Our tangible equity to asset ratio increased from 6.40% at December 31, 2002 to 7.33% at December 31, 2003. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that are deducted from total equity and total assets to arrive at tangible equity and tangible assets. At December 31, 2003, total goodwill and other intangibles was $225.2 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and other intangibles value. We believe that the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Shareholders’ equity	$658,765	$600,159
Convertible preferred stock	91,752	80,900
REIT preferred securities	15,302	15,650

	765,819	696,709
Less: goodwill and other intangibles	(225,229)	(191,903)

Tangible equity	$540,590	$504,806

Total assets	$7,601,423	$8,082,038
Less: goodwill and other intangibles	(225,229)	(191,903)

Tangible assets	$7,376,194	$7,890,135

We currently utilize a capital allocation model that incorporates economic factors, historical factors and our actual operating results to measure our capital levels in relation to our risk profile. The capital allocation model indicates that our risk profile and capital position should provide us with the flexibility to manage our capital.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•	Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”);

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity; or

•	Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FIN 46, in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

For a description of certain guarantees we have issued which qualify as off-balance sheet arrangements, see Note 26 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

For a description of variable interest entities which qualify as off-balance sheet arrangements, see Note 25 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2003.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Commitment to fund loans	$1,133,354	$—	$—	$—	$1,133,354
Commitments under letters of credit	112,427	—	—	—	112,427
Deposits	5,232,632	63,964	16,055	16	5,312,667
Borrowings	919,663	163,038	8,586	190,904	1,282,191
Capital lease obligations	—	—	—	—	—
Operating lease obligations	19,358	50,518	19,779	24,336	113,991
Purchase obligations	10,081	—	—	—	10,081
Other liabilities	190,512	—	—	50,234	240,746

The obligations are categorized by their contractual due dates. The purchase obligations represent potential capital calls associated with certain investments in venture capital funds. Approximately $250.1 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods. For purposes of this schedule, liabilities for our Supplemental Employee Retirement Plan and Deferred Compensation Plan, described in Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, are included in more than five years category.

RECENT ACCOUNTING DEVELOPMENTS

Accounting for Stock-Based Compensation—Transition and Disclosure

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), certain disclosures have to be made for any period for which an income statement is presented.

SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2003. We continue to apply APB No. 25 in accounting for stock-based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. One point of clarification in SFAS No. 149 was that loan commitments that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. We have no such commitments at December 31, 2003. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46-R”). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

For all Special Purpose Entities (“SPEs”) created prior to February 1, 2003, we must apply either the provision of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The provisions of FIN 46-R must be applied as the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, we will be required to adopt FIN 46 and FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities that were created subsequent to January 31, 2003, we were already required to apply the provisions of FIN 46, and are required to continue doing so unless we elect to early adopt the provisions of FIN 46-R as the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, we would be required apply FIN 46-R to these post January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

We have elected to apply FIN 46 by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated.

FIN 46 may have an impact on the treatment of the Trust Preferred Securities we have issued and ability for those instruments to provide us with Tier I capital. FIN 46 required us to deconsolidate the trust entities that issued these Trust Preferred Securities. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier I capital regardless of the impact of FIN 46 on the consolidation of the trusts. There remains the potential that this determination by the Federal Reserve may be changed at a later date. We do not expect FIN 46 to have any other material impact on our financial condition or operating results.

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

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging approximately three and a half years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to manage the IRR of certain long-term debt instruments. When these derivative instruments were acquired, they were determined to be highly effective and were accounted for as hedges under SFAS No. 133 and 138. During 2001, we determined that the designation of these derivatives as hedges was no longer appropriate. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. During 2002, we elected to reassert our designation of one of the interest rate swaps as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge are included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income. During 2003, we entered into a new interest rate swap and designated that derivative instrument as a fair value hedge. See Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding our derivative instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net market value of portfolio equity, over a range of potential changes in interest rates. The market value of portfolio equity is the market value of our assets less the market value of our liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes and prepayment speeds. The discount rates are based on recently observed spread relationships, adjusted for assumed interest rate changes. Some valuations are obtained directly from independent broker quotes. We measure the impact on market value of portfolio equity for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates. The following table shows our projected change in net portfolio value for this set of rate shocks as of December 31, 2003 and 2002.

	2003			2002
	Net portfolio value	Projected change		Net portfolio value	Projected change
Change in interest rates		Dollars	Percentage		Dollars	Percentage
	(Dollars in thousands)
100 basis point rise	$1,428,711	$24,315	1.73%	$911,463	$36,834	4.21%
Base scenario	1,404,396	—	—	874,629	—	—
100 basis point decline	1,339,350	(65,046)	–4.63%	825,398	(49,231)	–5.63%

The primary reason for the increase in net portfolio value in 2003 compared to 2002 was an increase in the valuation of the Bank’s core deposits. Recent analysis of the deposit portfolio revealed these products added more value to the Bank, resulting in a significant increase in their contribution to the calculation of the net portfolio value of equity. The second reason was the growth of the actual core deposit portfolio.

In addition, there has been significant movement in the projected change of market value of portfolio equity due to a 100 basis point rise or decline in interest rates between December 31, 2003 and 2002. This is primarily due to two factors, which partly off-set each other. Beginning in 2002, we started to substantially reduce the size of our aggregate fixed rate securities portfolio. Currently, we are forecasting lower prepayment rates, which increase the average lives of the securities in the portfolio. The increase in the life of the securities increases the average life and duration of total assets.

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of December 31, 2003, the analysis indicates that our net interest income for the next 12 months would increase 1.37% if rates increased 100 basis points, and decrease by 3.31% if rates decreased 100 basis points.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

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

The following table shows interest sensitivity gaps for different intervals as of December 31, 2003 and 2002:

	Immediate or 1 day	2 days to 6 months	7 months to 12 months	1 year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non-rate sensitive	Total
	(Dollars in thousands)
As of December 31, 2003
Assets:
Cash and due from banks	$35,000	$4,324	$—	$—	$—	$—	$39,324	$236,568	$275,892
Securities available for sale	71,849	611,246	208,357	594,058	325,587	408,608	2,219,705	7,446	2,227,151
Loans	1,876,590	762,222	338,004	921,430	541,434	98,198	4,537,878	(71)	4,537,807
Allowance for loan and lease losses/unearned fees	—	—	—	—	—	—	—	(126,168)	(126,168)
Other assets	—	—	—	—	—	—	—	686,741	686,741

Total assets	$1,983,439	$1,377,792	$546,361	$1,515,488	$867,021	$506,806	$6,796,907	$804,516	$7,601,423

Liabilities and Equity:
Deposits	$2,817,241	$1,188,273	$147,049	$63,964	$16,055	$16	$4,232,598	$1,080,069	$5,312,667
Borrowings	3,783	880,589	32,834	163,038	8,586	190,904	1,279,734	17,759	1,297,493
Other liabilities	—	—	—	—	—	—	—	240,746	240,746
Shareholders’ equity	—	—	—	—	—	—	—	750,517	750,517

Total liabilities and equity	$2,821,024	$2,068,862	$179,883	$227,002	$24,641	$190,920	$5,512,332	$2,089,091	$7,601,423

Gap	$(837,585)	$(691,070)	$366,478	$1,288,486	$842,380	$315,886	$1,284,575	$(1,284,575)	$—
Cumulative Gap	$(837,585)	$(1,528,655)	$(1,162,177)	$126,309	$968,689	$1,284,575	$1,284,575	$—	$—
Cumulative Gap/total assets	-11.00%	-20.10%	-15.30%	1.70%	12.70%	16.90%	16.90%	0.00%	0.00%

As of December 31, 2002
Gap	$(483,873)	$(513,233)	$241,882	$1,017,417	$691,162	$224,947	$1,178,304	$(1,178,304)	$—
Cumulative Gap	$(483,873)	$(997,106)	$(755,224)	$262,193	$953,355	$1,178,302	$1,178,304	$—	$—
Cumulative Gap/total assets	-6.00%	-12.30%	-9.40%	3.20%	11.80%	14.60%	14.60%	0.00%	0.00%

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

The foregoing table indicates that we had a one year cumulative negative gap of $(1.2) billion, or (15.3)% of total assets, at December 31, 2003. In theory, this would indicate that at December 31, 2003, $1.2 billion more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates on assets and liabilities were to increase in equal amounts, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

The negative gap for the immediate or one-day period increased $(353.7) million between December 31, 2002 and 2003. This increase in the immediate or one-day period was due to an increase in non-term deposits which are included in this category (see below for a further discussion regarding non-term deposits) and a decrease in variable rate loans on a period-to-period basis. The negative gap for the 2-days to 6-months category increased $(177.8) million between December 2002 and 2003 due to decrease in loans and the shorter duration of the fixed income securities portfolio offset by the increase in the amount of borrowings. The gap for the 7-months to 12-months category increased $124.6 million between December 2002 and 2003 due to an increase in the securities portfolio offset by the decrease in the amount of borrowings, and to a lesser degree, deposits in this category. As a result of the foregoing, the cumulative gap for the 12-month period as of December 31, 2003 showed a increase in interest rate sensitivity as compared to December 31, 2002. This increase is mainly due to the reduction of loans and, to a lesser extent, the securities portfolio at December 31, 2003 as compared to December 31, 2002 offset slightly by an increase in deposits.

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

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
	(Dollars in thousands)
A S S E T S
Cash and cash equivalents	$275,891	$314,514
Securities available for sale, at fair value	2,227,152	2,562,986

Loans	4,537,807	4,791,160
Allowance for loan and lease losses	(126,168)	(129,613)

Total loans, net	4,411,639	4,661,547
Property, premises and equipment, net	83,816	62,766
Goodwill	177,991	144,181
Other intangible assets	47,238	47,722
Interest receivable and other assets	377,696	288,322

Total assets	$7,601,423	$8,082,038

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Total deposits	$5,312,667	$5,272,273
Borrowings	1,282,191	1,947,554
Other liabilities	240,746	165,502

Total liabilities	6,835,604	7,385,329

Preferred stock of real estate investment trust subsidiaries of the Bank	15,302	15,650

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value: 10,500,000 shares authorized	—	—
7.25% convertible preferred stock; stated value $50.00: 2,356,606 reserved shares; 1,825,504 and 1,673,898 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	91,752	80,900
Common stock, no par value: 80,000,000 shares authorized; 52,529,850 and 51,577,795 shares issued and outstanding as of December 31, 2003 and 2002, respectively	252,650	234,627
Unearned compensation	(344)	(1,450)
Accumulated other comprehensive income	209	18,624
Retained earnings	406,250	348,358

Total shareholders’ equity	750,517	681,059

Total liabilities and shareholders’ equity	$7,601,423	$8,082,038

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Interest Income
Loans	$315,106	$334,666	$375,551
Securities available for sale:
Taxable	82,982	156,740	120,491
Tax—exempt	4,813	6,032	7,455

Total interest on investment securities	87,795	162,772	127,946
Other interest income	4,818	7,974	3,744

Total interest income	407,719	505,412	507,241

Interest Expense
Deposits	57,684	82,747	132,654
Long-term borrowings	33,171	42,755	28,720
Other borrowings	18,983	35,053	38,419

Total interest expense	109,838	160,555	199,793

Net interest income	297,881	344,857	307,448
Provision for loan and lease losses	28,195	59,776	54,727

Net interest income after provision for loan and lease losses	269,686	285,081	252,721

Non-interest Income
Insurance agency commissions and fees	117,508	88,515	—
Service charges and other fees	11,372	11,147	10,602
Loan and international banking fees	9,315	9,233	8,856
Gain on sale of securities, net	5,961	12,058	6,304
Rental revenues on operating leases	5,582	747	—
Gain on sale of loans	4,535	4,754	3,241
Trust fees	3,314	3,566	3,610
ATM network revenue	1,773	2,414	2,887
Gain on early retirement of CODES	—	8,375	—
Other income	12,182	15,313	9,342

Total non-interest income	171,542	156,122	44,842

Operating Expenses
Compensation and benefits	175,423	148,724	89,699
Occupancy and equipment	40,898	39,365	27,756
Amortization of intangibles	7,180	5,520	1,408
Dividends paid on preferred stock of real estate investment trusts	1,824	1,814	—
Other expenses	66,883	49,453	72,416

Total operating expenses	292,208	244,876	191,279

Income before provision for income taxes	149,020	196,327	106,284
Provision for income taxes	57,017	72,053	26,468

Net income	$92,003	$124,274	$79,816

Net income per common share—basic	$1.65	$2.35	$1.61

Net income per common share—diluted	$1.62	$2.30	$1.57

Cash dividends per share of common stock	$0.54	$0.49	$0.43

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income	$92,003	$124,274	$79,816

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period (net of taxes of $(10,721), $15,471 and $4,602 for the years ended December 31, 2003, 2002 and 2001, respectively)	(15,333)	22,125	6,440
Reclassification adjustment for (gains) losses included in net income (net of taxes of $(2,507), $(4,962) and $2,594 for the years ended December 31, 2003, 2002 and 2001, respectively)	(3,454)	(7,096)	3,710

Net change	(18,787)	15,029	10,150
Cash flow hedge:
Change in market value of hedge during the period (net of taxes of $304, $(92) and $(131) for the years ended December 31, 2003, 2002 and 2001, respectively)	435	(132)	(187)
Reclassification adjustment for swap settlements in net income (net of taxes of $(44), $(168) and $(50) for the years ended December 31, 2003, 2002 and 2001, respectively)	(63)	(240)	(73)
Loss recognized on derecognition of derivative instruments as cash flow hedge	—	—	112

Net change	372	(372)	(148)
Other comprehensive income	(18,415)	14,657	10,002

Comprehensive income	$73,588	$138,931	$89,818

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Greater Bay Bancorp, prior to pooling	41,929,173	$173,276	$—	$(6,552)	$155,641	$—	$322,365
Shares issued to, and retained earnings of SJNB Financial Corp.	6,819,539	22,845	—	517	40,221	—	63,583

Balance, December 31, 2000, restated to reflect pooling-of-interests	48,748,712	196,121	—	(6,035)	195,862	—	385,948
Net income	—	—	—	—	79,816	—	79,816
Other comprehensive income, net of taxes	—	—	—	10,002	—	—	10,002
Stock options exercised, including related tax benefits	950,110	8,471	—	—	—	—	8,471
Restricted stock grants	58,000	993	(993)	—	—	—	—
Stock issued in Employee Stock Purchase Plan	114,860	2,521	—	—	—	—	2,521
Stock issued in Dividend Reinvestment Plan	25,179	648	—	—	—	—	648
Stock issued in purchase accounting transaction	44,820	1,376	—	—	—	—	1,376
Stock retired by Greater Bay Bancorp	(110,000)	(2,830)	—	—	—	—	(2,830)
Cash paid in-lieu of fractional shares	—	(13)	—	—	—	—	(13)
Cash dividend $0.45 per share of common stock*	—	—	—	—	(22,255)	—	(22,255)

Balance, December 31, 2001	49,831,681	207,287	(993)	3,967	253,423	—	463,684

Net income	—	—	—	—	124,274	—	124,274
Other comprehensive income, net of taxes	—	—	—	14,657	—	—	14,657
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	80,900	80,900
Stock options exercised, including related tax benefits	1,569,404	23,441	—	—	—	—	23,441
Restricted stock grants	16,500	457	(457)	—	—	—	—
Stock issued in Employee Stock Purchase Plan	129,862	2,701	—	—	—	—	2,701
Stock issued in Dividend Reinvestment Plan	30,348	741	—	—	—	—	741
Cash dividend on convertible preferred series B	—	—	—	—	(4,206)	—	(4,206)
Cash dividend $0.49 per share of common stock	—	—	—	—	(25,133)	—	(25,133)

Balance, December 31, 2002	51,577,795	234,627	(1,450)	18,624	348,358	80,900	681,059

Net income	—	—	—	—	92,003	—	92,003
Other comprehensive income, net of taxes	—	—	—	(18,415)	—	—	(18,415)
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	10,852	10,852
Stock options exercised, including related tax benefits	649,209	13,586	—	—	—	—	13,586
Restricted stock grants	38,667	669	1,106	—	—	—	1,775
Stock issued in Employee Stock Purchase Plan	223,293	2,957	—	—	—	—	2,957
Stock issued in Dividend Reinvestment Plan	40,886	811	—	—	—	—	811
Cash dividend on convertible preferred series B	—	—	—	—	(5,912)	—	(5,912)
Cash dividend $0.54 per share of common stock	—	—	—	—	(28,199)	—	(28,199)

Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517

*	Excluding dividends paid by Greater Bay’s subsidiaries prior to the completion of their mergers with Greater Bay, Greater Bay paid dividends of $0.43 per common share for the year ended December 31, 2001.

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows—operating activities
Net income	$92,003	$124,274	$79,816
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	28,195	59,776	58,547
Depreciation and amortization	31,150	23,020	15,228
Amortization of goodwill	—	—	1,408
Amortization of intangible assets	7,180	5,520	—
Accretion of discount on CODES	1,649	1,842	—
Deferred income taxes	1,418	(2,004)	(13,565)
Loss on sale of other real estate owned	418	—	—
Gain on sale of loans	(4,535)	(4,754)	(3,241)
Gain on sale of investments, net	(5,961)	(12,058)	(6,304)
Gain on early retirement of CODES	—	(8,375)	—
Changes in assets and liabilities net of effects from purchase of business acquisitions:
Accrued interest receivable and other assets	(45,777)	(54,895)	663
Accrued interest payable and other liabilities	62,862	(7,140)	(43,063)
Deferred loan fees and discounts, net	(4,553)	(6,070)	(11,138)

Operating cash flows, net	164,049	119,136	78,351

Cash flows—investing activities
Maturities and partial paydowns on securities:
Held to maturity	—	—	18,627
Available for sale	2,039,409	1,959,773	295,689
Purchase of securities available for sale	(2,303,395)	(2,918,596)	(2,422,798)
Proceeds from sale of securities available for sale	558,681	1,429,012	262,856
Loans, net	163,965	(374,776)	(461,110)
Proceeds from sale of portfolio loans	64,657	33,787	34,768
Payment for business acquisition	(23,621)	(40,793)	(8,151)
Purchase of property, premises and equipment	(35,414)	(17,578)	(31,761)
Proceeds from sale of other real estate owned	2,479	1,105	259
Purchase of bank owned life insurance	(26,058)	(21,962)	(8,811)

Investing cash flows, net	440,703	49,972	(2,320,432)

Cash flows—financing activities
Net change in deposits	40,394	282,202	239,667
Net change in borrowings—short-term	(728,856)	(249,784)	1,570,673
Proceeds from borrowings—long-term	147,924	292,489	205,366
Principal repayment—long-term borrowings	(86,080)	(407,449)	(21,501)
Proceeds from issuance of preferred stock of real estate investment trust	—	15,000	—
Proceeds from sale of common stock	17,354	26,883	12,390
Repurchase of common stock	—	—	(2,830)
Cash dividends on convertible preferred stock	(5,912)	(4,206)	—
Cash dividends on common stock	(28,199)	(25,133)	(22,255)

Financing cash flows, net	(643,375)	(69,998)	1,981,510

Net change in cash and cash equivalents	(38,623)	99,110	(260,571)
Cash and cash equivalents at beginning of period	314,514	215,404	475,975

Cash and cash equivalents at end of period	$275,891	$314,514	$215,404

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$118,925	$145,154	$172,863

Income taxes	$35,000	$76,577	$80,557

Non-cash transactions:
Additions to other real estate owned	$3,000	$2,830	$3,147

Transfer of appreciated securities to the Greater Bay Bancorp Foundation	$—	$479	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association, and one commercial insurance brokerage subsidiary, ABD. The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Corporate Finance, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, formerly Mid-Peninsula Bank. Our individual business units will retain their names in the communities they serve. We also merged MPBIT and SJNBIT into CNBIT I which is a subsidiary of the Bank. This entity, along with its subsidiary CNBIT II, was formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. We also own a broker-dealer, which executes mutual fund transactions on behalf of our clients’ employee benefit plans. CAPCO’s office is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greater Bay, its subsidiaries and operating divisions. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2003 presentation. Our accounting and reporting policies conform to generally accepted accounting principles and the prevailing practices within the banking industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and other short term securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. The Bank is required by the Federal Reserve System to maintain noninterest-earning cash reserves against certain deposit accounts. At December 31, 2003, the required reserves totaled approximately $18.4 million.

Securities Available for Sale

We classify our securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available for sale securities are reported at fair value with net unrealized gains and losses reported, net of taxes, as a component of shareholders’ equity. A decline in the fair value of any security below cost that is deemed other than temporary, results in a charge to earnings and the corresponding establishment of a new cost basis for the security. We do not have any trading securities.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Required equity investments in Federal Reserve Bank and FHLB stock and investments in venture funds are included in other securities and are recorded at cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Sale and Servicing of Small Business Administration Loans

We originate loans to customers under SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. We have the ability to sell the guaranteed portion of these loans to investors and retain the unguaranteed portion and servicing rights in our own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

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

Direct Financing and Operating Leases

Lease contracts are categorized as direct financing leases or operating leases in accordance with the definition set out in SFAS No. 13, “Accounting for Leases.”

For direct financing leases, at the time a leasing transaction is executed, we record on our balance sheet the gross lease receivable, estimated residual value of leased equipment, and unearned lease income. Unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Unearned lease income is recognized as leasing income over the term of the lease so as to reflect an approximate constant periodic rate of return on the net investment in the lease.

Rental revenues on operating leases are reported as income over the lease term as it becomes receivable according to the terms of the lease. The leased property is included in property, premises and equipment. .

Allowance for Loan and Lease Losses and Impaired Loans

The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. We have a systematic methodology for determining an appropriate allowance for loan and lease losses. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan and lease losses is based on estimates, ultimate losses may vary from the current estimates.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114” (“SFAS No. 114 and 118”) a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, (1) the present value of expected cash flows at the loan’s effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral of the loan. Large groups of smaller-balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

homogenous loans such as credit cards, residential mortgage, consumer installment loans and certain small business loans are collectively evaluated for impairment. Income recognition on impaired loans conforms to the method we use for income recognition on nonaccrual loans.

Other Real Estate Owned

OREO consists of properties acquired through foreclosure and is stated at the lower of carrying value or fair value less estimated costs to sell. Development and improvement costs relating to the OREO which improve the value of the property are capitalized. Operating expenses of such properties, net of related income, are included in other expenses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The resulting allowance for OREO losses is decreased when the property is sold. Any remaining gains and losses on the disposition of OREO are included in other income.

Property, Premises and Equipment

Property, premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is determined by asset classification, as follows:

Buildings	39 years
Building improvements	39 years
Furniture and fixtures	7 years
Automobiles	5 years
Computer equipment	3–5 years
Other equipment	5 years

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset, which is generally 10 years.

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition. Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill.

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the fourth quarter of 2003, we completed the required annual impairment test update. Based upon this evaluation, our goodwill was not impaired at December 31, 2003.

Income Taxes

Deferred incomes taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance—December 31, 2000	$(6,183)	$148	$(6,035)
Other comprehensive income 2001	10,150	(148)	10,002

Balance—December 31, 2001	3,967	—	3,967
Other comprehensive income 2002	15,029	(372)	14,657

Balance—December 31, 2002	18,996	(372)	18,624
Other comprehensive income 2003	(18,787)	372	(18,415)

Balance—December 31, 2003	$209	$—	$209

Derivatives and Hedging Activities

All derivatives are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment; or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. For a fair value hedge, the change in fair value of the derivative instruments is recognized in current-period earnings together with the offsetting change in fair value on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

We occasionally enter into a financial transaction in which a derivative instrument is “embedded.” Upon entering into the financial transaction, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a trading or non-hedging derivative instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

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

Stock-Based Compensation

Under the provision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 123 and No. 148”), we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology. We implemented the requirements of SFAS No. 123 and No. 148 and have elected to adopt the disclosure provisions of these statements.

We apply APB No. 25 and related interpretations in our accounting for our stock option plan and our employee stock purchase plan (our “stock-based compensation plans”). Accordingly, no compensation cost has been recognized for our stock-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Had compensation for our stock option plan been determined consistent with SFAS No. 123, our net income per common share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Stock based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$5,346	$5,244	$4,112
Net income:
As reported	$92,003	$124,274	$79,816
Pro forma	$86,657	$119,030	$75,704

Basic net income per common share:
As reported	$1.65	$2.35	$1.61
Pro forma	$1.55	$2.25	$1.53

Diluted net income per common share:
As reported	$1.62	$2.30	$1.57
Pro forma	$1.52	$2.20	$1.49

The fair value of each stock-based compensation grant is determined as of the date of the grant. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Years ended December 31
	2003	2002	2001
Stock option plan:
Dividend yield	3.3%	1.9%	1.6%
Expected volatility	45.1%	37.5%	35.0%
Risk free rates	2.9%	3.8%	4.5%
Weighted average expected life	5.75	5.75	5.00

Employee stock purchase plan:
Dividend yield	2.5%	1.6%	1.5%
Expected volatility	42.8%	45.3%	47.7%
Risk free rates	1.5%	2.3%	2.8%
Weighted average expected life	0.25	0.25	0.25

No adjustments have been made for forfeitures. The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the increase in the common share stock price over the option price when the options are exercised or the purchase price when the shares are purchased.

Earnings Per Common Share and Share Amounts

Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and convertible preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

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

NOTE 2—BUSINESS COMBINATIONS

Pooling-of-Interests Accounting Transaction

On October 23, 2001, SJNB Financial Corp. the holding company of San Jose National Bank, merged with and into Greater Bay. Upon consummation of the merger, the outstanding shares of SJNB Financial Corp. were converted into an aggregate of approximately 6,944,000 shares of Greater Bay’s common stock. The transaction was accounted for as a pooling-of-interests. The financial information presented herein has been restated to reflect the merger with SJNB Financial Corp. on a pooling-of-interests basis. Certain reclassifications were made to conform to our financial presentation.

The results of operations previously reported by the separate enterprises for the periods before the merger were consummated and are included in the current combined amounts presented in the accompanying consolidated financial statements summarized below.

SJNB Financial Corp nine months ended September 30, 2001
(Dollars in thousands)
Net interest income:
Greater Bay Bancorp	$207,739
Acquired entity	25,378

Combined	$233,117

Net income:
Greater Bay Bancorp	$64,039
Acquired entity	8,262

Combined	$72,301

The following table sets forth the separate results of operations for Greater Bay and SJNB Financial Corp. for the year ended December 31, 2001:

	Net interest income	Net income
	(Dollars in thousands)
Greater Bay	$231,963	$58,540
SJNB Financial Corp.	33,626	8,624

Combined	$265,589	$67,164

There were no significant transactions between us and SJNB Financial Corp. prior to the mergers. All intercompany transactions have been eliminated.

Purchase Accounting Transactions

On July 1, 2003, we completed the acquisition of S&C. We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Capitalized merger and other related costs of $270,000 were included with the goodwill recorded as part of this acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

On March 12, 2002, we completed the acquisition of ABD for a purchase price of approximately $195.2 million in cash and shares of a new series of convertible preferred stock in a tax-free reorganization accounted for using the purchase method of accounting. This amount included an initial payment of $72.5 million in convertible preferred stock and $59.1 million in cash which was recorded on the consummation of the merger, plus the present value of an earn-out payment of approximately $63.6 million in convertible preferred stock (or common stock in certain instances) and cash contingent upon ABD meeting specified performance goals annually through 2005. In addition, we capitalized merger and other related costs of $1.6 million which were recorded as goodwill. ABD’s results of operations have been included in the consolidated financial statements since the date of the acquisition. We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $95.6 million, which was recorded as goodwill. Assets acquired included other intangibles of $50.4 million, representing the fair value of ABD’s book of business at the acquisition date.

The following table presents pro forma financial information as if the acquisition of ABD had occurred on January 1, 2002.

	2002
	Greater Bay Bancorp	ABD(1)	Pro forma
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Net interest income and non-interest income	$501,504	$15,665	$517,169
Income (loss) before provision for income taxes	196,327	(611)	195,716
Net income (loss)	124,274	(667)	123,607
Net income per common share—basic			$2.32
Net income per common share—diluted			$2.27

(1)	Includes only ABD’s results through March 11, 2002. ABD’s post-acquisition results, including revenues of $89.4 million, income before provision for income taxes of $15.8 million and net income of $9.1 million, are included in the Greater Bay Bancorp column for 2002.

	2001
	Greater Bay Bancorp	ABD	Pro forma
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Net interest income and non-interest income	$352,127	$97,639	$449,766
Income (loss) before provision for income taxes	106,284	(4,897)	101,387
Net income (loss)	79,816	(5,060)	74,756
Net income per common share—basic			$1.41
Net income per common share—diluted			$1.37

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $6.0 million, was recorded as goodwill, and through December 31, 2001 amortized using the straight-line method over 20 years.

Pro forma and other financial information for the CAPCO and S&C acquisitions have not been provided as these are not deemed to be material business combinations.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	December 31, 2003		December 31, 2002
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
	(Dollars in thousands)
Community banking	$2,360	$1,760	$2,360	$2,140
Specialty finance:
CAPCO	6,054	100	6,054	140
Matsco	21,207	—	18,207	—

Total specialty finance	27,261	100	24,261	140

Insurance brokerage services:
ABD	142,805	38,859	117,560	45,442
S&C	5,565	6,519	—	—

Total insurance brokerage services	148,370	45,378	117,560	45,442

Total	$177,991	$47,238	$144,181	$47,722

Based on ABD achieving its specified performance goals for 2003, we accrued for ABD’s estimated 2003 earn-out payment as of December 31, 2003. The accrual resulted in a $25.9 million increase to goodwill recorded for this transaction and we expect to pay ABD’s former shareholders approximately 195,000 shares (subject to adjustment) of convertible preferred stock. In 2002, we made a similar accrual for ABD’s 2002 earn-out payment that resulted in a $21.6 million increase to goodwill recorded as we expected to pay ABD’s former shareholders $13.2 million in cash and approximately 240,000 shares of convertible preferred stock. During the first quarter of 2003, we finalized procedures to determine the exact amount of the 2002 ABD earn-out payment. As a result of the final determination of the 2002 earn-out payment, we reduced the number of shares of convertible preferred stock issued by approximately 43,394 shares and reduced goodwill by $76,000.

Also included in the balance of goodwill recorded in connection with the CAPCO and Matsco acquisition is additional goodwill of $3.0 million and $1.9 million recorded during 2003 and 2002, respectively, upon satisfaction of certain contingencies.

We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill was no longer amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over 20 years. SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2003, we completed the required annual impairment test of goodwill. Based upon our evaluation, our goodwill was not impaired at December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at December 31, 2003 were as follows:

	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
ABD expirations	$50,375	$(11,516)	$38,859
S&C expirations	6,306	(394)	5,912
Servicing assets	2,245	(566)	1,679
Core deposits	1,465	(1,384)	81
S&C covenant not to compete	708	(101)	607
CAPCO customer base	200	(100)	100

Total intangible assets	$61,299	$(14,061)	$47,238

As of December 31, 2003, we have expirations of $44.8 million which were recorded in connection with the ABD and S&C acquisitions. Expirations represent the estimated fair value of the existing customer lists (or “books of business”) that they had developed over a period of years through the date of acquisition. The expirations are estimated to have a life of approximately eight years. Amortization for intangibles for 2004 and each of the next five years is estimated to range between $5.8 million and $7.3 million per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 4—SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities is summarized below:

As of December 31, 2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury obligations	$33,151	$70	$(1)	$33,220
U.S. agency notes	329,153	1,104	(2,528)	327,729
Mortgage and mortgage related securities	1,589,686	10,078	(13,253)	1,586,511
Tax-exempt securities	89,729	6,445	(14)	96,160
Taxable municipal securities	2,237	81	—	2,318
Corporate securities	109,334	313	(1,656)	107,991
Other securities	73,448	481	(706)	73,223

Total securities	$2,226,738	$18,572	$(18,158)	$2,227,152

As of December 31, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury obligations	$147,894	$415	$(2)	$148,307
U.S. agency notes	93,554	1,777	—	95,331
Mortgage and mortgage related securities	1,972,543	34,230	(4,412)	2,002,361
Tax-exempt securities	99,030	5,598	(10)	104,618
Taxable municipal securities	4,725	233	(20)	4,938
Corporate securities	107,630	361	(5,125)	102,866
Other securities	104,568	—	(3)	104,565

Total securities	$2,529,944	$42,614	$(9,572)	$2,562,986

As of December 31, 2001	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury obligations	$19,123	$381	$—	$19,504
U.S. agency notes	36,762	1,112	—	37,874
Mortgage and mortgage related securities	2,556,557	25,292	(11,097)	2,570,752
Tax-exempt securities	120,883	2,300	(595)	122,588
Taxable municipal securities	7,768	272	(17)	8,023
Corporate securities	117,025	59	(12,816)	104,268
Other securities	107,640	5	(24)	107,621

Total securities	$2,965,758	$29,421	$(24,549)	$2,970,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table shows amortized cost and estimated fair value of our securities by year of maturity as of December 31, 2003.

	2004	2005 through 2008	2009 through 2013	2014 and thereafter	Total
	(Dollars in thousands)(1)
U.S. Treasury obligations	$33,095	$—	$—	$98	$33,193
U.S. agency notes(2)	5,006	54,469	241,357	28,324	329,156
Mortgage and mortgage related securities(3)	69	560	13,622	1,575,436	1,589,687
Tax-exempt securities	1,011	11,282	23,172	54,265	89,730
Taxable municipal securities	2,016	220	—	—	2,236
Corporate securities	—	3,008	—	106,327	109,335

Total debt securities	$41,197	$69,539	$278,151	$1,764,450	$2,153,337

Fair value	$41,239	$70,953	$279,175	$1,762,562	$2,153,929

Weighted average yield-total portfolio	2.30%	4.30%	4.25%	4.17%	4.15%

(1)	Other securities represent investments in equity securities which have no matures and are therefore excluded from this table.
(2)	Certain notes issued by U.S. agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to differ significantly from the contractual maturity dates.
(3)	Mortgage and mortgage related securities are shown at contractual maturity; however, the average life of these mortgage and mortgage related securities may differ due to principal prepayments.

Securities with a carrying value of $1.3 billion at December 31, 2003 and $1.7 billion at December 31, 2002 were pledged to collateralize deposits, borrowings and for other purposes as required by law or contract.

Other securities includes investments in the Federal Reserve Bank and the FHLB required in order to maintain membership and support activity levels as well as unsold shares received through the exercise of warrants received from clients, equity securities received in settlement of loans, preferred stock of U.S. agencies and investments in funds managed by outside venture capital funds.

Proceeds and realized losses and gains on securities available sales of for the years ended December 31, 2003, 2002 and 2001 are presented below:

	2003	2002	2001
	(Dollars in thousands)
Proceeds from securities available for sale	$558,681	$1,429,012	$262,856
Securities available for sale-gains	$11,346	$14,876	$6,526
Securities available for sale-losses	$(3,465)	$(421)	$(222)

In addition to the net gains on sale recorded on securities available for sale, we recorded a $1.9 million loss during 2003 and $2.2 million loss during 2002 on derivative instruments.

Impaired Securities

At its November 2003 meeting, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

impaired securities to determine if the impairments are other-than-temporary. For those securities which we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other temporary impairments, the current period unrealized losses are recorded to other comprehensive income.

As of December 31, 2003, we had temporarily impaired securities with a fair value of $1.0 billion and unrealized losses of $(18.2) million. Our securities which are not impaired had a fair value of $1.2 billion and unrealized gains of $18.6 million at December 31, 2003. The following table shows fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than twelve months or if they have been impaired for twelve months or more as of December 31, 2003.

	Less than 12 months		12 months or longer		Total
As of December 31, 2003	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
U.S. Treasury obligations	$13,492	$(1)	$—	$—	$13,492	$(1)
U.S. agency notes	118,462	(2,528)	—	—	118,462	(2,528)
Mortgage and mortgage related securities	852,981	(13,253)	—	—	852,981	(13,253)
Tax-exempt securities	1,261	(14)	—	—	1,261	(14)
Corporate securities	16,453	(141)	21,481	(1,515)	37,934	(1,656)
Other securities	4,545	(706)	—	—	4,545	(706)

Total temporarily impaired securities	$1,007,194	$(16,643)	$21,481	$(1,515)	$1,028,675	$(18,158)

The securities in the first four categories above are defined as impaired due to declines in fair values resulting from increases in market interest rates. In total, there are 127 impaired securities in these five categories. None of the securities in these five categories has exhibited a decline in value as a result of changes in credit risk. Furthermore, we have the ability to hold these securities until maturity, and therefore do not expect to realize losses on any of these securities. As such, management does not consider the impairments on these securities to be other-than-temporary.

The impaired corporate securities are primarily comprised of trust preferred securities issued by other banks. There are 24 impaired securities in this category, seven of which have been impaired for less than twelve months and the remainder of which have been impaired for twelve months or more. We believe that the primary reason for the impairment of these securities is the result of increases in market interest rates combined with the more complex nature of these securities which results in a limited resale market. Furthermore, since the purchase of these securities, newer issues of trust preferred securities have been structured in terms more desirable to investors. This has also had a negative impact on the demand for the trust preferred securities in which we have invested and therefore impacts the fair values of these securities. While some of these securities have exhibited increases in credit risk since acquisition, the majority of these securities have exhibited an improved credit profile. Management closely monitors all of our investments in trust preferred securities for changes in credit risk. We do not believe any increases in the credit risk attributable to these securities has given rise to an other than-temporary-impairment and furthermore, we have the intent and ability to hold these securities until maturity, and therefore do not expect to realize losses on any of these trust preferred security investments. As such, management does not consider the impairments on these securities to be other-than-temporary.

The other securities category consists of two issues of perpetual preferred stock. The securities defined as impaired due to declines in fair values resulting from increases in market interest rates and have not exhibited a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

decline in value as a result of changes in credit risk. We have the ability to hold these securities until maturity, and therefore do not expect to realize losses on any of these securities. As such, management does not consider the impairments on these securities to be other-than-temporary.

Classification of Securities Portfolio

During 2001, we transferred our entire portfolio of held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $345.8 million and the securities had an unrealized gain of $11.0 million ($6.4 million, net of taxes) at the time of the transfer. Although our intention to hold a majority of our debt securities to maturity has not changed, the transfer was made to increase our flexibility in responding to future economic changes and to increase our efficiency in managing our securities portfolio.

NOTE 5—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the composition of our loan portfolio as of the dates presented:

	As of December 31,
	2003	2002
	Amount	Amount
	(Dollars in thousands)
Commercial	$1,937,766	$2,067,142
Term real estate—commercial	1,636,356	1,610,277

Total commercial	3,574,122	3,677,419
Real estate construction and land	537,079	710,990
Real estate other	273,504	251,665
Consumer and other	167,593	166,331
Deferred fees and discounts, net	(14,491)	(15,245)

Total loans, net of deferred fees	4,537,807	4,791,160
Allowance for loan and lease losses	(126,168)	(129,613)

Total loans, net	$4,411,639	$4,661,547

The following summarizes the activity in the allowance for loan and lease losses for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in thousands)
Balance, January 1	$129,613	$124,744	$91,407
Allowance of entities acquired through mergers accounted for under purchase accounting method	—	—	320
Provision for loan losses(1)	28,195	59,776	58,227
Loan charge-offs	(37,110)	(59,761)	(27,735)
Recoveries	5,470	4,854	2,525

Balance, December 31	$126,168	$129,613	$124,744

(1)	Includes $3.5 million in 2001, to conform the practices of acquired entities to our reserve methodologies, which are included in mergers and related nonrecurring costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table sets forth information regarding nonperforming, restructured and accruing loans past due 90 days or more as of December 31, 2003, 2002 and 2001. Nonperforming loans are defined as loans which are on nonaccrual status.

	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$61,700	$37,750	$30,970

Restructured loans on accrual status	$240	$4,500	$—

Accruing loans past due 90 days or more	$—	$944	$5,073

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and indirectly, our allowance for loan and lease losses. Our impaired loans were $61.7 million at December 31, 2003, $37.8 million at December 31, 2002 and $31.0 million at December 31, 2001 with corresponding valuation allowances of $22.8 million at December 31, 2003 and $17.3 million at December 31, 2002 and 16.5 million at December 31, 2001. The average recorded investment in impaired loans was $52.4 million for 2003, $41.4 million for 2002 and $17.9 million for 2001. During 2003 and 2002 we recognized no interest income during the time within the year that the loans were impaired. We recognized $227,000 in such income during in 2001. As of December 31, 2003, 2002 and 2001, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

At December 31, 2003, $3.4 million in restructured loans were also on nonaccrual status and are included in nonaccrual loans above. There was a principal reduction concession of $504,000 allowed on restructured loans during 2003. There were no principal reduction concessions allowed on restructured loans during 2002 and 2001.

Interest income from restructured loans on accruing status totaled $23,000 for 2003, $159,000 for 2002 and $0 for 2001. The foregone interest income for the restructured loans on accruing status totaled $4,000 for 2003, $0 for 2002 and $0 for 2001.

NOTE 6—OTHER REAL ESTATE OWNED

The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(Dollars in thousands)
Real estate operations, net	$49	$139	$—
Loss on sale of OREO	516	—	—
Provision for estimated losses	500	—	—

Net loss from other real estate operations	$1,065	$139	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 7—PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment at December 31, 2003 and 2002 are composed of the following:

	2003	2002
	(Dollars in thousands)
Land	$4,301	$4,300
Buildings and premises	14,988	12,076
Furniture and equipment	56,411	51,334
Leasehold improvements	33,078	32,302
Equipment leased to others	38,420	11,310
Vehicles	811	867

Total	148,009	112,189
Accumulated depreciation on equipment leased to others	(5,132)	(612)
Other accumulated depreciation and amortization	(59,061)	(48,811)

Premises and equipment, net	$83,816	$62,766

Depreciation and amortization amounted to $11.1 million for 2003, $11.8 million for 2002 and $9.2 million for 2001 and have been included in occupancy and equipment expense in the accompanying consolidated statements of operations. Depreciation—equipment leased to others amounted to $4.5 million for 2003 and $612,000 for 2002 and is reported separately within other operating expenses. There were no such expenses in 2001.

Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in thousands)
Future rental revenues	$8,564	$8,192	$6,082	$4,029	$1,555	$60	$28,482

NOTE 8—DEPOSITS

Deposits as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(Dollars in thousands)
Demand, noninterest-bearing	$1,077,648	$1,028,672
MMDA, NOW and Savings	2,858,647	2,673,973
Time certificates, $100,000 and over	735,657	829,717
Other time certificates	640,715	739,911

Total deposits	$5,312,667	$5,272,273

We had interest payable on borrowings of $8.6 million at December 31, 2003 as compared to $10.6 million at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2003.

	December 31, 2003
	Three months or less	Four to six months	Seven to twelve months	One to three years	More than three years	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$376,991	$221,155	$82,079	$45,973	$9,458	$735,656
Other time deposits	366,256	184,886	64,970	17,991	6,613	640,716

Total	$743,247	$406,041	$147,049	$63,964	$16,071	$1,376,372

NOTE 9—LEASE SECURITIZATION

During 1997, Matsco Lease Finance Inc. III, a special purpose corporation wholly owned by The Matsco Companies, Inc., issued the following leased-backed notes; $55 million Series 1997-1A, $45 million Series 1997-2A, $1.6 million Series 1997-1B and $4.5 million 1997-2B. All Class A certificates were paid off as of December 31, 2000 and all Class B certificates were paid off as of December 31, 2003. Pursuant to the acquisition of The Matsco Companies, Inc., Matsco Lease Finance Inc. III became a wholly owned subsidiary of Greater Bay and Matsco Lease Finance Inc. III is included in our consolidated results.

NOTE 10—FORMATION OF SUBSIDIARY INVESTMENT TRUSTS

During 2002, we formed and funded SJNBIT, a Maryland real estate investment trust, as a wholly owned subsidiary of San Jose National Bank. SJNBIT provided San Jose National Bank with flexibility in raising capital. San Jose National Bank contributed loans with a net book value of $206.6 million, and $500,000 in cash to SJNBIT, in exchange for 100% of the common and preferred stock of SJNBIT. As of December 31, 2003, the net income, assets and equity of SJNBIT are eliminated in consolidation.

During 2002, we formed and funded MPBIT, a Maryland real estate investment trust, as a wholly owned subsidiary of Mid-Peninsula Bank. MPBIT provided Mid-Peninsula Bank with flexibility in raising capital. Mid Peninsula Bank contributed loans with a net book value of $318.2 million, and $500,000 in cash to MPBIT, in exchange for 100% of the common and preferred stock of MPBIT. As of December 31, 2003, the net income, assets and equity of MPBIT are eliminated in consolidation.

As of February 1, 2004, SJNBIT and MPBIT merged with and into CNBIT I.

During 2001, we formed and funded CNBIT I and CNBIT II, both of which are Maryland real estate investment trusts, as wholly owned subsidiaries of Cupertino National Bank. CNBIT I and CNBIT II provide Cupertino National Bank with flexibility in raising capital. As of December 31, 2003, the net income and assets of CNBIT I and CNBIT II are eliminated in consolidation.

Cupertino National Bank contributed participation interests in loans with a net book value of $311.3 million and $500,000 in cash to CNBIT I, in exchange for 100% of the common and preferred stock of the CNBIT I. Cupertino National Bank contributed participation interests in loans with a book value of $133.4 million, net of reserves, and $15.4 million in investment securities to CNBIT II, in exchange for 100% of the preferred stock of the CNBIT II. The assets contributed to CNBIT II had built in losses of $33.2 million for federal income tax purposes. CNBIT I contributed participation interests in loans with a book value of $200.8 million, net of reserves in exchange for 100% of the common stock of CNBIT II. CNBIT I owns all the common stock of CNBIT II. During 2001, Cupertino National Bank sold 15,000 shares of the 12% Series B Preferred Stock of CNBIT II for $15.0 million. These transactions resulted in recognition of a tax benefit of $11.4 million. As of December 31, 2003, the net income, assets and equity of CNBIT I and CNBIT II were eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 11—BORROWINGS

Borrowings are detailed as follows:

	December 31
	2003	2002	2001
	(Dollars in thousands)
Short-term borrowings:
FHLB advances	$642,000	$1,279,565	$1,334,711
Securities sold under agreements to repurchase	20,000	111,291	264,727
Other short term notes payable	—	—	41,202

Total short-term borrowings	662,000	1,390,856	1,640,640

Long-term borrowings:
Subordinated debt	210,311	210,311	224,775
5.25% Senior Notes, Series B due March 31, 2008	151,048	—	—
FHLB advances	150,632	206,834	379,828
Zero Coupon Senior Convertible Contingent Debt Securities	75,229	73,580	—
Term loan	28,500	30,000	—
Other long-term notes payable	4,471	15,973	17,728
Securities sold under agreements to repurchase	—	20,000	57,700

Total long-term borrowings	620,191	556,698	680,031

Total borrowings	$1,282,191	$1,947,554	$2,320,671

We had interest payable on deposits of $3.9 million at December 31, 2003 as compared to $8.2 million at December 31, 2002 and $8.7 million at December 31, 2001.

Subordinated Debt

The following table shows the subordinated debt issued by Greater Bay and the related Trust Preferred Securities issued at December 31, 2003.

Trust	Subordinated debt issued to Trust	Security title	Trust Preferred Securities issued by Trust	Date of original issue	Optional redemption date	Stated maturity
GBB Capital II	$30,928,000	Floating Rate Trust Preferred Securities, Series B	$30,000,000	August 12, 1998	Sept. 15, 2008	Sept. 15, 2028
GBB Capital III	9,794,000	10.875% Fixed Rate Capital Trust Pass-Through Securities	9,500,000	March 23, 2000	March 8, 2010	March 8, 2030
GBB Capital IV	42,268,000	10.75% Capital Securities, Series B	41,000,000	May 18, 2000	June 1, 2010	June 1, 2030
GBB Capital V	106,702,000	9% Cumulative Trust Preferred Securities	103,500,000	August 14, 2001	August 14, 2006	August 14, 2031
GBB Capital VI	15,464,000	Floating Rate Trust Preferred Pass-Through Securities	15,000,000	July 27, 2001	July 27, 2011	July 27, 2031
GBB Capital VII	5,155,000	Floating Rate Trust Preferred Pass-Through Securities	5,000,000	April 10, 2002	April 22, 2007	April 22, 2032

	$210,311,000		$204,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Greater Bay has issued subordinated debt to GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII (the “Trusts”). The Trusts are Delaware business trusts for which all the common securities are owned by Greater Bay and which were formed for the purpose of issuing Trust Preferred Securities. In accordance with the provisions of FIN 46, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Accordingly, the Trust Preferred Securities which had previously been reported as a liability have been replaced by the subordinated debt issued by Greater Bay to the Trusts. Except with regards to the outstanding principal balance, the terms of the subordinated debt issued to the Trusts and the Trust Preferred Securities issued by the Trust are identical.

Dividends on the Trust Preferred Securities are payable either quarterly or semi-annually and are deferrable, at our option, for up to five years. As of December 31, 2003, all dividends are current. Following the issuance of each Trust Preferred Securities, the Trusts used the proceeds from the Trust Preferred Securities offerings to purchase a like amount of subordinated debt of Greater Bay.

The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying subordinated debt at their respective stated maturities or their earlier redemption. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

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

The dividends paid on Trust Preferred Securities were $18.1 million in 2003, $19.3 million in 2002 and $13.6 million in 2001.

The subordinated debt are the sole assets of the Trusts. Greater Bay has fully and unconditionally guaranteed all of the obligations of the Trusts.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, all $204.0 million of the outstanding Trust Preferred Securities qualify as Tier I Capital at December 31, 2003. On July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of TPS as Tier I capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003, and we continue to include these securities in our Tier I capital. There remains the potential that this determination by the Federal Reserve Board could be changed at a later date.

On July 22, 2002, we redeemed $20.6 million in outstanding subordinated debt issued to GBB Capital I, a trust subsidiary. As a result, during 2002, there was a $975,000 cost related to this early extinguishment of GBB Capital I.

Senior Notes

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of 5.25% Senior Notes, Series A, due March 31, 2008 (the “senior notes”). The senior notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The senior notes mature on March 31, 2008. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

senior notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The senior notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We used the net proceeds from the senior notes for general corporate purposes, which included working capital, capital expenditures, acquisitions and repayment of existing indebtedness. We have entered into an interest rate swap agreement for the purpose of hedging against the risk of changes in the fair value of these notes resulting from changes in interest rates. Accordingly, these senior notes were carried at $151.0 million at December 31, 2003, which represents the notional amounts of the senior notes, net of the unamortized issuance discount and the effect of changes in the fair value of the senior notes attributable to interest rate change since the consummation of the interest rate swap agreement. In August 2003, we completed an exchange offer of the senior notes for 5.25% Senior Notes, Series B, due March 31, 2008 (the “exchange notes”) that are identical in all material respects with the senior notes, except that the exchange notes are registered with the SEC.

Zero Coupon Senior Convertible Contingent Debt Securities

On April 24, 2002, we received approximately $195 million in net proceeds through a private placement of CODES. The CODES have a yield to maturity of 2.25%. The CODES have a maturity of 20 years, are callable after five years and have a put right at April 24, 2004, 2007, 2012 and 2017. The CODES are convertible into common stock of Greater Bay contingent on certain circumstances. We used the net proceeds from the sale of the CODES for general corporate purposes, which included working capital, capital expenditures, acquisitions, repayment of Trust Preferred Securities and repayment of existing indebtedness. On July 22, 2002, we filed a registration statement on Form S-3 with the SEC to register the CODES and the underlying common stock for resale. The registration statement, which was amended on October 1, 2002, became effective on October 4, 2002

During 2002, we repurchased CODES with an accreted value of $128.8 million. As of December 31, 2003, $75.2 million in CODES remain outstanding. This repurchase resulted in a net pre-tax gain of $8.4 million for the year ended December 31, 2002.

Term Loan

As of December 31, 2003, Greater Bay had $28.5 million outstanding under an unsecured term loan that matures in 2007. At December 31, 2003, the interest rate on this term loan was 3.20%, based on LIBOR plus 1.375%. We paid an average rate of 3.20% and 3.20% on this loan for the years ended December 31, 2003 and 2002, respectively. The term loan requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s property; and (b) the maintenance of certain capital and financial performance ratios.

Other long-term borrowings

The long-term FHLB advances mature between 2004 and 2011. During the years ended December 31, 2003 and 2002, we paid an average interest rate of 3.84% and 3.73% on these advances, respectively.

Short-term borrowings

During the years ended December 31, 2003, 2002 and 2001, the average balance of short-term FHLB advances was $822.7 million, $1.2 billion and $848.5 million, respectively, and the average interest rates during those periods were 2.00%, 2.78% and 4.17%, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 2003, 2002 and 2001 were $1.1 billion, $1.4 billion and $1.3 billion, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. At December 31, 2003, 2002 and 2001, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

had securities with a carrying value of $1.3 billion, $1.5 billion and $1.6 billion, respectively, and loans with a carrying value of $274.3 million, $322.8 million and $255.1 million, respectively, pledged to the FHLB for both short-term and long-term borrowings.

During the years ended December 31, 2003, 2002 and 2001, the average balance of securities sold under short-term agreements to repurchase was $72.0 million, $236.8 million and $188.4 million, respectively, and the average interest rates during those periods were 2.39%, 2.05% and 3.40%, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 2003, 2002 and 2001 were $114.3 million, $400.9 million and $307.2 million, respectively. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase.

During the years ended December 31, 2003, 2002, the average balance of federal funds purchased was $485,000, $314,000 and $120,000, respectively, and the average interest rates during those periods were 1.60%, 1.82% 4.37%, respectively. The maximum amount outstanding at any month-end during the year ended December 31, 2003 was $583,000. There was no amount outstanding at any month-end during the years ended December 31, 2002 and 2001. The outstanding balance at December 31, 2003 was $469,000. There was no such balance outstanding at December 31, 2002 or 2001.

In addition, as of December 31, 2003, Greater Bay had a short-term, secured credit facility totaling $60.0 million. At December 31, 2003, we had no advances outstanding under this facility. The credit facility provides for an interest rate based on LIBOR plus 0.875%. The credit facility requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s or its subsidiaries’ properties; (b) the merger or consolidation of Greater Bay or any of its subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; and (d) the maintenance of certain capital and financial performance ratios. Greater Bay is in compliance with all related financial covenants for this credit facility. During the years ended December 31, 2003, 2002 and 2001, the average balances under our short-term credit facilities were $0 million, $16.5 million and $24.0 million, respectively, and the average interest rates during those periods were 0%, 2.81% and 4.86%, respectively. The maximum amounts outstanding at any month-end during the years ended December 31, 2003, 2002 and 2001 were $0, $45.0 million and $48.0 million, respectively.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

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

Cash Flow Hedges

We use an interest rate swap to convert floating-rate debt to fixed-rate debt. A swap, with a notional amount of $30.0 million with a term of up to 10 years expiring on September 15, 2008 was entered into with the intention of fixing the interest payments on the Trust Preferred Securities issued by GBB Capital II. This derivative instrument possesses a term equal to the non-callable term of the hedged instrument, with a fixed pay rate and a receive rate indexed to rates paid on the instrument and a notional amount equal to the amount of the instrument being hedged. As the specific terms and notional amount of the derivative instrument exactly matched those of the instrument being hedged, we meet the “no ineffectiveness” criteria of SFAS No. 133 and 138. As such, the derivative instrument was assumed to be 100% effective and all changes in the fair value of the hedge were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

recorded in other comprehensive income with no impact on the income statement for any ineffective portion through September 30, 2001. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income. On October 1, 2002 we elected to reassert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge is included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income.

For the year ended December 31, 2003, we recognized a gain of $107,000 which represented ineffectiveness of cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged items are recorded in the same period the forecasted transaction affects earnings.

Fair Value Hedges

We use an interest rate swap to convert fixed-rate debt to floating-rate debt. The swap, with a notional amount of $150.0 million expiring on March 31, 2008, was entered into with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. This derivative instrument possesses a term equal to the non-callable term of the hedged instrument, with a notional amount equal to the amount of the instrument being hedged. As the specific terms and notional amount of the derivative instrument exactly matched those of the instrument being hedged, we meet the “no ineffectiveness” criteria of SFAS No. 133 and 138. As such, the derivative instrument was assumed to be 100% effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion through December 31, 2003.

Trading and Non-Hedging Activities

We also entered into an interest rate collar to reduce the embedded cap in Trust Preferred Securities. The interest rate cap, with a notional amount of $15.0 million and a term of 10 years expiring in July 2011, was entered into with the intention of lowering the cap of the interest payments on the Trust Preferred Securities issued by GBB Capital VI. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

Additionally, we have a $20.0 million prime/fixed interest rate swap with a term expiring in 2003 that was entered into with the intention of tying to prime the interest paid on certain long-term certificates of deposit and the derivative instrument used was a fair value hedge. During 2001, we also determined that the designation of these derivatives as hedges was no longer appropriate as they no longer were effective. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

Other

We enter into various interest rate and foreign-exchange derivative contracts as part of our other trading activities, which primarily focus on providing customers with derivative products. We intermediate these contracts with another counterparty. While the exposure to interest rate and foreign-exchange risk has been mitigated, we remain exposed to counterparty credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Derivatives that we enter into for trading purposes included interest rate swaps, foreign–currency spot contracts and forward contracts.

NOTE 13—INCOME TAXES

Income tax expense was comprised of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in thousands)
Current:
Federal	$33,094	$62,760	$33,908
State	11,445	12,905	14,103

Total current	44,539	75,665	48,011

Deferred:
Federal	11,041	(2,190)	(16,102)
State	1,437	(1,422)	(5,441)

Total deferred	12,478	(3,612)	(21,543)

Total income taxes	$57,017	$72,053	$26,468

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Allowance for loan and lease losses	$57,968	$59,422
State income taxes	1,326	3,225
Deferred compensation	13,016	13,988
Unrealized losses on securities	(173)	(13,757)
Accumulated depreciation	(6,815)	3,058
Leasing operations	(2,557)	(8,940)
Intangible amortization	(14,500)	(15,899)
FHLB dividends	(3,026)	(1,402)
Prepaid expenses	(2,062)	(779)
Interest accretion	(2,337)	—
Other	(1,871)	(1,053)

Net deferred tax asset	$38,969	$37,863

Management believes that we will fully realize the total deferred tax assets as of December 31, 2003 based upon our recoverable taxes from prior carryback years, and our current level of operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Statutory federal tax rate	35.0%	35.0%	35.0%
California franchise tax expense, net of federal income tax benefit	5.6%	3.8%	6.1%

	40.6%	38.8%	41.1%
Tax exempt income	-1.1%	-1.0%	-2.2%
Contribution of appreciated securities to the Greater Bay Bancorp Foundation	—	-0.1%	—
Nondeductible merger costs	—	—	0.5%
Recognition of losses of CNBIT II in connection with sale of preferred securities	—	—	-10.7%
Life insurance cash surrender value	-1.4%	-0.9%	-1.6%
Other, net	0.2%	-0.1%	-2.2%

Effective income tax rate	38.3%	36.7%	24.9%

NOTE 14—OPERATING EXPENSES

Occupancy costs for the years ended December 31, 2003, 2002 and 2001 were $29.6 million, $27.3 million and $17.4 million, respectively.

Other expenses for the years ended December 31, 2003, 2002 and 2001 were comprised of the following:

	2003	2002	2001
	(Dollars in thousands)
Legal and other professional fees	$16,594	$8,901	$7,839
Telephone, postage and supplies	7,245	7,398	6,027
Correspondent bank and ATM network fees	6,158	6,083	3,622
Marketing and promotion	6,120	5,355	5,648
Data processing	5,356	4,820	4,448
Depreciation—equipment leased to others	4,615	612	—
Insurance	4,487	3,385	1,135
FDIC insurance and regulatory assessments	2,073	1,780	1,762
Client service expenses	1,293	2,117	2,965
Directors fees	1,228	1,107	1,585
Expenses on other real estate owned	1,065	139	—
Early retirement expense of debt	—	975	—
Contribution to the Greater Bay Bancorp Foundation and related expenses	—	479	—
Merger and other related costs	—	—	29,249
Other expenses	10,649	6,302	8,136

	$66,883	$49,453	$72,416

To support the Greater Bay Bancorp Foundation (the “Foundation”), we contributed appreciated securities to the Foundation. In 2002, these contributions resulted in the deduction of $479,000 in donation expense. In connection with this contribution, we recognized $479,000 of warrant income and a $262,000 tax benefit resulting from the contribution of appreciated securities. We did not contribute any appreciated securities to the Foundation during 2003 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Merger and other related costs for merger transactions accounted for using the pooling-of-interests method are charged to expense when they are incurred. Such expenses for the year ended December 31, 2001 were comprised of the following:

2001
(Dollars in thousands)
Financial advisory and professional fees	$6,088
Charges to conform accounting practices	4,241
Other costs	18,920

Total	$29,249

Other costs include severance and other compensation expenses, charges for the write-off of assets retired as a result of the merger, and other expenses including printing costs and filing fees. Integration costs are period costs and are charged to expense in the period they are incurred. There were no merger and other related costs for merger transactions accounted for using the pooling-of-interests method during the years ended December 31, 2003 or 2002. As described in Note 3, merger and other related costs for merger transactions accounted for using purchase accounting are capitalized as goodwill.

NOTE 15—EMPLOYEE BENEFIT PLANS

Stock Option Plan

At December 31, 2003, the total authorized shares issuable under the Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan (the “Bancorp Plan”) were approximately 13,832,000 shares and the number of shares available for future grants was approximately 1,725,000 shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

A summary of our stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001
	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price
Outstanding at beginning of year	6,454	$22.13	7,420	$20.07	7,094	$17.81
Granted	1,521	15.21	649	27.60	1,411	27.07
Exercised	(681)	13.09	(1,261)	11.44	(826)	9.04
Forfeited	(395)	24.63	(354)	26.99	(259)	25.15

Outstanding at end of year	6,899	21.12	6,454	22.13	7,420	20.07

Options exercisable at year-end	3,714	20.46	3,495	18.09	3,771	14.52

Weighted average fair value of options granted during the year		$5.08		$9.44		$8.43

The following table summarizes information about stock options outstanding at December 31, 2003.

	Options outstanding			Options exercisable
Exercise price range	Number outstanding (000’s)	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable (000’s)	Weighted average exercise price
$0.00–$ 8.66	404	2.52	$4.55	357	$5.14
$9.00–$19.25	3,602	6.77	$15.89	1,958	$16.29
$19.50–$31.07	1,576	7.69	$24.71	722	$24.34
$31.63–$39.50	1,317	7.25	$36.17	677	$36.49

Under the terms of the acquisition, the stock option plan of SJNB Financial Corp. was terminated at the time of merger and substitute options were issued under the Bancorp Plan. Option holders under the SJNB Financial Corp. plan received substitute option grants to purchase 1,228,511 shares of Greater Bay stock.

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

ABD has a profit-sharing 401(k) plan which was established prior to our acquisition and remains in place. ABD employees may elect to defer a maximum of 12% of their eligible compensation, not to exceed Internal Revenue Service limitations. ABD agreed to match 50% of employee contributions up to $3,000 per employee per year.

For the years ended December 31, 2003, 2002 and 2001, we contributed $3.7 million, $3.3 million and $2.4 million, respectively, to both of the 401(k) plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan, as amended, under section 423(b) of the Internal Revenue Code, which allows eligible employees to set aside up to 15% of their compensation toward the purchase of our stock. This plan has 923,738 shares reserve for issuance. Under the plan, the purchase price is 85% of the lower of the fair value at the beginning or end of each three-month offering period. During 2003, 2002 and 2001, employees purchased 223,293, 129,862 and 114,860 shares of common stock, respectively. At December 31, 2003, there were 464,619 shares remaining in the plan available for purchase by employees.

Supplemental Employee Retirement Plan

We have a supplemental employee retirement plan (the “plan”) comprised of individual agreements with certain key executives and senior officers. This plan is a non-qualified defined benefit plan and is unfunded. Under the plan, we are generally obligated to provide for each such employee who continues in employment for a specific period, or, if earlier, until the employee’s disability or our change in control, a monthly benefit beginning at the employee’s retirement age and continuing for the employee’s lifetime in the amount defined in each specific agreement. Related split-dollar life insurance agreements provide a death benefit for the employee’s spouse or other beneficiaries.

Nine executive employees have additional supplemental retirement benefits that are funded through secular trusts. We are obligated to make annual contributions to the secular trusts for the benefit of these employees in the amounts necessary to provide specified benefit payments beginning at retirement age. The annual contributions to the trusts are taxable income to these employees, and annually we pay the employees the additional amounts necessary to cover their income and employment tax liabilities on the contributions to the trusts. The secular trusts hold life insurance policies on these employees under which the contributions are invested and benefits paid.

Effective January 1, 2003, we amended the plan. The plan amendment converted the plan from a defined contribution plan to a defined benefit plan. The amendment of the plan gave rise to prior service cost and an attendant deferred expense, which is included in other assets, of $20.0 million as of January 1, 2003. Effective for the year ended December 31, 2003, the Minimum Liability provisions of SFAS No. 87, “Employers’ Accounting for Pensions” are applicable. As of December 31, 2003, we had an additional Minimum Liability of $16.8 million and an equal amount was recognized as deferred expense, which is included in other assets resulting in no reduction in shareholder’s equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following tables set forth the plan’s status. These disclosures are only applicable to defined benefit plans, and accordingly, no information is presented for prior years.

December 31, 2003
(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$18,209
Service cost	1,634
Interest cost	1,170
Amendments	19,991
Actuarial gain (loss)	—
Benefit paid	(3,801)

Benefit obligation at end of year	$37,203

Change in plan assets:
Fair value of plan assets at beginning of year	$—

Fair value of plan assets at end of year	$—

Funded status	$(37,203)
Unrecognized net obligation existing at January 1, 2003	—
Unrecognized net actuarial loss	—
Unrecognized prior service cost	16,770
Intangible assets	—
Accumulated other comprehensive income	—

Accrued benefit cost	$(20,433)

Year ended December 31, 2003
(Dollars in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,634
Interest cost on projected benefit obligation	1,170
Amortization of net obligation at transition	—
Amortization of prior service cost	3,221
Recognized net actuarial loss	—

Net periodic pension cost	$6,025

The net periodic pension cost was determined using the following assumptions:

Discount rate	6.25%
Salary increase	N/A
Return on assets	N/A

Prior to January 1, 2003, the estimated present value of future benefits to be paid was accrued over the vesting period of the employees. The related accumulated accrued liability at December 31, 2002 was approximately $18.2 million. The actuarial assumptions used for determining the present value of the projected benefit obligation included a 7% discount rate. Accruals for these agreements for the years December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

and 2001 totaled $5.6 million and $8.2 million, respectively. In 2001, an additional $6.7 million was recorded as part of merger and other related costs in connection with the change in control provisions under the SJNB Financial Corp. and Saratoga supplemental employee compensation benefits agreements programs. No such costs were incurred in 2002.

We have purchased life insurance policies as a method of financing the benefits under the plan. Depending on the agreement, we and the persons designated by the employees are beneficiaries of the life insurance policies. At December 31, 2003 and 2002, the cash surrender value of these policies was approximately $157.0 million and $124.9 million, respectively, and is included in other assets. The income recognized on these polices was $6.2 million, $6.1 million and $4.1 million in 2003, 2002 and 2001, respectively, and is included in other income.

Deferred Compensation Plan

Effective November 19, 1997, we adopted the Greater Bay Bancorp 1997 Elective Deferral Compensation Plan (the “Deferred Plan”) that allows our eligible officers to defer a portion of their salary, bonuses and certain other compensation. The deferred compensation will earn interest calculated annually based on a long-term interest reference rate. All participants are fully vested at all times in their contributions to the Deferred Plan. At December 31, 2003 and 2002, $12.4 million and $11.0 million, respectively, of deferred compensation under this plan is included in other liabilities in the accompanying consolidated balance sheets.

Additionally, under deferred compensation agreements that were established at Bank of Petaluma, Coast Commercial Bank and Peninsula Bank of Commerce prior to their mergers with us, there was approximately $338,000 and $1.6 million of deferred compensation at December 31, 2002 and 2001, respectively, which is included in other liabilities.

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

NOTE 16—RELATED PARTY TRANSACTIONS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equal to those entered into in arms length transactions and are made subject to approval by the Directors’ Loan Committee and the Board of Directors of the Bank extending the credit. An analysis of total loans to related parties for the years ended December 31, 2003, 2002 and 2001 is shown below:

	2003	2002	2001
	(Dollars in thousands)
Balance, January 1	$43,748	$20,907	$51,323
Additions	76,964	64,224	40,184
Repayments	(58,028)	(41,383)	(70,600)

Balance, December 31	$62,684	$43,748	$20,907

Undisbursed commitments, at year end	$35,179	$46,026	$63,724

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

We are a party to three leases for buildings owned in part by directors of Greater Bay or one of its subsidiaries. The ABD headquarters building is partially owned by two directors of Greater Bay. We pay a monthly rent of $223,000, subject to annual rent adjustments of 3% on a lease which expires in December 2010. ABD also has an administrative building which is partially owned by a director of Greater Bay. This building’s base monthly rent is $56,000, subject to annual rent adjustments of up to 3% on a lease which expires in August 2013. A branch of the Bank is partially owned by two directors of Greater Bay. We pay a monthly rent of $75,000, subject to annual rent adjustments of 3.5% on a lease which expires in January 2010.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities at which we conduct our operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2003 are below:

(Dollars in thousands)
Years ended December 31,
2004	$19,358
2005	18,618
2006	17,197
2007	14,703
2008	10,674
Thereafter	33,441

Total	$113,991

We sublease that portion of the available space that is not utilized. Sublease rental income for the years ended December 31, 2003, 2002 and 2001 was $888,000, $1.3 million and $1.3 million, respectively. Gross rental expense for the years ended December 31, 2003, 2002 and 2001 was $19.9 million, $18.3 million, and $11.2 million, respectively.

Other Commitments and Contingencies

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. Generally accepted accounting principles prohibit the recognition of these items in our consolidated balance sheet, but require these amounts to be disclosed. Commitments to fund loans were $1.1 billion and $1.2 billion and letters of credit were $112.4 million and $109.3 million, at December 31, 2003 and 2002, respectively. Our exposure to credit loss is limited to amounts funded or drawn; however, at December 31, 2003, no losses are anticipated as a result of these commitments based on current information.

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $250.1 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Stand-by letters of credit are conditional commitments written by the Bank to guarantee the performance of a client to a third party. These guarantees are primarily related to purchases of inventory by the Bank’s commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients, and the Bank accordingly uses evaluation and collateral requirements similar to those for loan commitments.

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or our results of operations.

NOTE 18—SHAREHOLDERS’ EQUITY

On December 16, 2003, we declared a cash dividend of $0.135 cents per common share payable on January 15, 2004 to shareholders of record as of December 31, 2003. We had dividends payable on common stock of $7.4 million at December 31, 2003 as compared to $6.6 million at December 31, 2002.

In accordance with our Restated Articles of Incorporation of the Corporation, we are authorized to issue 10,500,000 shares of preferred stock one or more series from time to time.

We have designated 1,200,000 shares of preferred stock as Series A Preferred Stock, none of which have been issued. These shares are described further below.

We have designated 2,356,606 shares of preferred stock as Series B Preferred Stock. There are 1,825,504 shares of Series B Preferred Stock outstanding at December 31, 2003 as compared to 1,673,898 shares outstanding at December 31, 2002. The shares of Series B Preferred Stock have a stated value of $50.00 per share and earn noncumulative cash dividends, payable quarterly in arrears, at the rate of 7.25% per annum on the stated value. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. Beginning in March 2007, or earlier in the event of our change of control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of Federal Reserve at a redemption price in the amount of the stated value per share plus dividends for the current dividend period.

Shareholders’ Rights Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 19—REGULATORY MATTERS

The Bank and Greater Bay are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2003 and 2002, Greater Bay and our subsidiary banks met all capital adequacy requirements to which they are subject. Under the FDICIA prompt corrective action provisions applicable to banks, each of the subsidiary banks is categorized well-capitalized. To be well-capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since December 31, 2003 that management believes have changed the well-capitalized designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The subsidiaries banks’ and our actual 2003 and 2002 capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$818,738	14.13%	$463,546	8.00%	$579,432	N/A
Bank of Petaluma	31,299	13.11%	19,099	8.00%	23,874	10.00%
Bank of Santa Clara	48,528	17.08%	22,730	8.00%	28,412	10.00%
Bay Area Bank	30,023	16.61%	14,460	8.00%	18,075	10.00%
Bay Bank of Commerce	27,031	15.54%	13,916	8.00%	17,394	10.00%
Coast Commercial Bank	52,944	15.72%	26,944	8.00%	33,679	10.00%
Cupertino National Bank	244,332	13.37%	146,197	8.00%	182,746	10.00%
Golden Gate Bank	33,815	14.50%	18,657	8.00%	23,321	10.00%
Mid-Peninsula Bank	156,604	11.94%	104,927	8.00%	131,159	10.00%
Mt. Diablo National Bank	41,759	15.31%	21,821	8.00%	27,276	10.00%
Peninsula Bank of Commerce	49,933	18.83%	21,214	8.00%	26,518	10.00%
San Jose National Bank	71,723	16.14%	35,550	8.00%	44,438	10.00%

Tier I Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$745,586	12.87%	$231,728	4.00%	$347,593	N/A
Bank of Petaluma	28,308	11.86%	9,547	4.00%	14,321	6.00%
Bank of Santa Clara	44,955	15.83%	11,359	4.00%	17,039	6.00%
Bay Area Bank	27,716	15.33%	7,232	4.00%	10,848	6.00%
Bay Bank of Commerce	24,835	14.27%	6,961	4.00%	10,442	6.00%
Coast Commercial Bank	45,977	13.65%	13,473	4.00%	20,210	6.00%
Cupertino National Bank	217,362	11.89%	73,124	4.00%	109,686	6.00%
Golden Gate Bank	30,869	13.23%	9,333	4.00%	14,000	6.00%
Mid-Peninsula Bank	140,794	10.74%	52,437	4.00%	78,656	6.00%
Mt. Diablo National Bank	38,333	14.06%	10,906	4.00%	16,358	6.00%
Peninsula Bank of Commerce	46,593	17.57%	10,607	4.00%	15,911	6.00%
San Jose National Bank	66,056	14.87%	17,769	4.00%	26,653	6.00%

Tier I Capital Leverage (To Average Assets):
Greater Bay Bancorp	$745,586	9.98%	$298,832	4.00%	$298,832	N/A
Bank of Petaluma	28,308	7.51%	15,077	4.00%	18,847	5.00%
Bank of Santa Clara	44,955	8.36%	21,510	4.00%	26,887	5.00%
Bay Area Bank	27,716	7.45%	14,881	4.00%	18,601	5.00%
Bay Bank of Commerce	24,835	8.20%	12,115	4.00%	15,143	5.00%
Coast Commercial Bank	45,977	7.58%	24,262	4.00%	30,328	5.00%
Cupertino National Bank	217,362	10.39%	83,681	4.00%	104,602	5.00%
Golden Gate Bank	30,869	8.33%	14,823	4.00%	18,529	5.00%
Mid-Peninsula Bank	140,794	9.08%	62,024	4.00%	77,530	5.00%
Mt. Diablo National Bank	38,333	7.11%	21,566	4.00%	26,957	5.00%
Peninsula Bank of Commerce	46,593	10.93%	17,051	4.00%	21,314	5.00%
San Jose National Bank	66,056	10.05%	26,291	4.00%	32,864	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$765,526	12.97%	$472,183	8.00%	$590,228	N/A
Bank of Petaluma	28,883	15.17%	15,232	8.00%	19,040	10.00%
Bank of Santa Clara	47,021	16.08%	23,394	8.00%	29,242	10.00%
Bay Area Bank	28,349	12.26%	18,499	8.00%	23,123	10.00%
Bay Bank of Commerce	25,598	14.99%	13,661	8.00%	17,077	10.00%
Coast Commercial Bank	50,675	15.67%	25,871	8.00%	32,339	10.00%
Cupertino National Bank	224,855	11.80%	152,444	8.00%	190,555	10.00%
Golden Gate Bank	32,857	12.56%	20,928	8.00%	26,160	10.00%
Mid-Peninsula Bank	139,873	11.00%	101,726	8.00%	127,157	10.00%
Mt. Diablo National Bank	39,359	15.04%	20,936	8.00%	26,170	10.00%
Peninsula Bank of Commerce	44,836	14.92%	24,041	8.00%	30,051	10.00%
San Jose National Bank	73,198	14.13%	41,443	8.00%	51,803	10.00%

Tier I Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$691,048	11.71%	$236,054	4.00%	$354,081	N/A
Bank of Petaluma	26,488	13.91%	7,617	4.00%	11,425	6.00%
Bank of Santa Clara	43,338	14.82%	11,697	4.00%	17,546	6.00%
Bay Area Bank	25,420	11.00%	9,244	4.00%	13,865	6.00%
Bay Bank of Commerce	23,445	13.73%	6,830	4.00%	10,245	6.00%
Coast Commercial Bank	43,604	13.48%	12,939	4.00%	19,408	6.00%
Cupertino National Bank	193,380	10.15%	76,209	4.00%	114,313	6.00%
Golden Gate Bank	29,564	11.30%	10,465	4.00%	15,698	6.00%
Mid-Peninsula Bank	123,919	9.74%	50,891	4.00%	76,336	6.00%
Mt. Diablo National Bank	36,067	13.78%	10,469	4.00%	15,704	6.00%
Peninsula Bank of Commerce	40,522	13.49%	12,015	4.00%	18,023	6.00%
San Jose National Bank	66,649	12.87%	20,715	4.00%	31,072	6.00%

Tier I Capital Leverage (To Average Assets):
Greater Bay Bancorp	$691,048	8.61%	$321,044	4.00%	$321,044	N/A
Bank of Petaluma	26,488	7.32%	14,474	4.00%	18,093	5.00%
Bank of Santa Clara	43,338	7.80%	22,225	4.00%	27,781	5.00%
Bay Area Bank	25,420	6.65%	15,290	4.00%	19,113	5.00%
Bay Bank of Commerce	23,445	7.68%	12,211	4.00%	15,264	5.00%
Coast Commercial Bank	43,604	7.21%	24,191	4.00%	30,239	5.00%
Cupertino National Bank	193,380	8.57%	90,259	4.00%	112,824	5.00%
Golden Gate Bank	29,564	6.33%	18,682	4.00%	23,352	5.00%
Mid-Peninsula Bank	123,919	7.90%	62,744	4.00%	78,430	5.00%
Mt. Diablo National Bank	36,067	6.87%	21,000	4.00%	26,250	5.00%
Peninsula Bank of Commerce	40,522	7.42%	21,845	4.00%	27,306	5.00%
San Jose National Bank	66,649	8.94%	29,821	4.00%	37,276	5.00%

During regulatory examinations of Greater Bay and its subsidiaries in 2002, the bank regulatory agencies identified weaknesses in our enterprise-wide risk management programs. Following completion of these examinations, Greater Bay received on January 3, 2003 a notice from the Federal Reserve Board advising us that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

as a result of these weaknesses, we did not meet the continuing financial holding company requirements. In response to the notice, Greater Bay delivered to the Federal Reserve Board a corrective action plan designed to enhance our enterprise-wide risk management program. Prior to receipt of the notice from the Federal Reserve Board, Greater Bay had already dedicated significant time and resources to addressing these items, and commenced many of the action items contained within the corrective action plan, including the appointment in December 2002 of a Chief Risk Officer to oversee our enterprise-wide Risk Management Group. On February 17, 2003, Greater Bay entered into a cure agreement with the Federal Reserve Board which incorporated the terms of Greater Bay’s corrective action plan. On June 27, 2003, the Federal Reserve Board notified Greater Bay that we had fully satisfied all of the terms and conditions of the cure agreement. Accordingly, the Federal Reserve Board terminated the cure agreement.

NOTE 20—EARNINGS PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the years ended December 31, 2003, 2002 and 2001.

	For the year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per common share:
Net income	$92,003
Dividends on preferred stock	(5,912)

Income available to common shareholders	86,091	52,040,000	$1.65
Effect of dilutive securities:
Stock options	—	953,000

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$86,091	52,993,000	$1.62

	For the year ended December 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per common share:
Net income	$124,274
Dividends on preferred stock	(4,206)

Income available to common shareholders	120,068	51,056,000	$2.35
Effect of dilutive securities:
Convertible preferred stock	4,206	2,012,000
Stock options	—	1,067,000

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$124,274	54,135,000	$2.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

	For the year ended December 31, 2001
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic net income per common share:
Income available to common shareholders	$79,816	49,498,000	$1.61
Effect of dilutive securities:
Stock options	—	1,442,000

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$79,816	50,940,000	$1.57

There were options outstanding to purchase 2,994,286, 2,177,125 shares and 1,531,000 shares that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common shares, during the years ended December 31, 2003, 2002 and 2001, respectively, and were not included in the calculation of diluted net income per common share.

The convertible preferred stock was considered anti-dilutive in 2003, whereby the preferred dividends of $5.9 million for the year divided by the average common stock equivalent of the average convertible preferred stock of 2,734,000 shares of common stock for 2003 were greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $5.9 million for 2003.

The CODES were considered anti-dilutive in 2003 and 2002, whereby we have determined that the contingent conditions required for the conversion of these securities into common stock have not been met during either of these periods.

Weighted average shares outstanding and all per common share amounts included in the consolidated financial statements and notes thereto are based upon the increased number of shares giving retroactive effect to the 2001 merger with SJNB Financial Corp. at a 1.82 conversion ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The financial statements of Greater Bay (parent company only) are presented below:

PARENT COMPANY ONLY—BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$184,857	$18,567
Investment in subsidiaries	868,102	798,789
Securities available for sale	65,044	69,213
Other assets	149,656	145,715

Total assets	$1,267,659	$1,032,284

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debt	210,311	210,311
Other borrowings	254,777	103,580
Other liabilities	52,054	37,334

Total liabilities	517,142	351,225
Shareholders’ equity:
Convertible preferred stock	91,752	80,900
Common stock	252,650	234,627
Unearned compensation	(344)	(1,450)
Accumulated other comprehensive income	209	18,624
Retained earnings	406,250	348,358

Total shareholders’ equity	750,517	681,059

Total liabilities and shareholders’ equity	$1,267,659	$1,032,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

PARENT COMPANY ONLY—STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income:
Interest income	$3,987	$5,182	$3,098
Cash dividends from subsidiaries	9,532	17,396	19,585
Non-interest income	(2,170)	432	2,856

Total	11,349	23,010	25,539

Expenses:
Interest expense	25,461	22,556	15,181
Compensation and benefits	52,524	41,952	34,588
Occupancy and equipment	13,515	12,283	8,782
Merger and other related costs	—	—	10,034
Other expenses	27,154	11,816	11,201
Less: rentals and fees received from Bank	(105,800)	(79,364)	(62,232)

Total	12,854	9,243	17,554

Income before provision for income taxes and equity in undistributed net income of subsidiaries	(1,505)	13,767	7,985
Income tax benefit	(121)	(1,690)	(4,765)

Income before equity in undistributed net income of subsidiaries	(1,384)	15,457	12,750

Equity in undistributed net income of subsidiaries	93,387	108,817	67,066

Net income	$92,003	$124,274	$79,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

PARENT COMPANY ONLY—STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows-operating activities
Net income	$92,003	$124,274	$79,816
Reconciliation of net income to net cash from operations:
Equity in undistributed net income of subsidiaries	(93,387)	(108,817)	(67,066)
Net change in other assets	(13,129)	(2,815)	(4,111)
Net change in other liabilities	14,721	11,016	(20,942)

Operating cash flow, net	208	23,658	(12,303)

Cash flows-investing activities
Purchases of securities available for sale	(37,252)	(95,258)	(43,693)
Proceeds from sale and maturities of securities available for sale	39,582	(49,555)	6,976
Proceeds from sale of other real estate owned	—	1,105	259
Dividends from subsidiaries	39,019	17,396	19,585
Capital contribution to the subsidiaries	(8,058)	(17,450)	(33,526)

Investing cash flows, net	33,291	(143,762)	(50,399)

Cash flows-financing activities
Net change in borrowings—short-term	—	(15,554)	(4,534)
Proceeds from borrowings—long-term	149,548	97,334	118,500
Repurchase of common stock	—	—	(2,830)
Proceeds from sale of common stock	17,354	26,883	11,640
Stock issued in purchase accounting transaction	—	—	1,376
Payment of convertible preferred stock cash dividends	(5,912)	(4,206)	—
Payment of common stock cash dividends	(28,199)	(25,133)	(22,255)

Financing cash flows, net	132,791	79,324	101,897

Net increase in cash and cash equivalents	166,290	(40,780)	39,195
Cash and cash equivalents at the beginning of the year	18,567	59,347	20,152

Cash and cash equivalents at end of the year	$184,857	$18,567	$59,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 22—RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

Total dividends which may be declared by the Bank without receiving prior approval from regulatory authorities are limited to the lesser of the Bank’s retained earnings or the net income of the Bank for the latest three fiscal years, less dividends previously declared during that period.

The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the Bank is prohibited from lending to Greater Bay or its affiliates unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited, in the aggregate to 20% of the Bank’s capital and surplus, as defined by federal regulations, or a maximum of $168.8 million at December 31, 2003. No such advances were made during 2003 or exist as of December 31, 2003.

NOTE 23—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods and assumptions are set forth below for our financial instruments. Our estimated fair values of financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$240,891	$240,891	$300,514	$300,514
Short-term investments and Fed Funds Sold	35,000	35,000	14,000	14,000
Securities available for sale	2,227,152	2,227,152	2,562,986	2,562,986
Loans, net	4,537,807	4,557,729	4,661,546	4,713,406
Derivative instruments	2,457	2,457	806	806
Financial liabilities:
Deposits:
Demand, noninterest-bearing	1,077,648	1,077,648	1,028,672	1,028,672
MMDA, NOW and Savings	2,858,647	2,858,647	2,673,973	2,673,973
Time certificates, $100,000 and over	735,657	736,098	829,717	832,141
Other time certificates	640,715	640,575	739,911	742,300
Borrowings	1,282,191	1,285,829	1,941,243	1,979,171
Derivative instruments	3,488	3,488	3,573	3,573

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

Securities Available for Sale

The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of long-term securities, except certain state and municipal securities, is estimated based on quoted market prices or bid quotations from securities dealers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

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

Deposit Liabilities and Borrowings

The fair value for all deposits without fixed maturities and short-term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits and long-term borrowings are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of core deposits does not reflect the market core deposits premium of approximately 10%—12%. Additionally, the fair value of deposits does not include the benefit that results from the low cost of funding provided by our deposits as compared to the cost of borrowing funds in the market.

Derivative Instruments

Derivative instruments are carried at fair value. Fair values are obtained from our counter party, or other outside independent valuation sources.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 24—ACTIVITY OF BUSINESS SEGMENTS

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenue, including charges allocating the systematical allocations of appropriate corporate-headquarters costs (“intercompany allocation”) made according to agreement between Greater Bay and the Bank to each of its operating segments. Intersegment revenue is recorded at prevailing market terms and rates. During the years ended December 31, 2003, 2002 and 2001, specialty finance paid community banking $35.4 million, $32.5 million and $18.9 million in interest charges. All other intersegment revenue is not significant to the results of the segments. This revenue is eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

We are organized primarily along community banking, specialty finance, trust service and insurance brokerage services business segments. We have aggregated 17 operating divisions into the community banking business segment. Community banking provides a range of banking services to small-and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. We have aggregated five operating divisions into the specialty finance business segment. Through this business segment we provide an array of specialty finance products including loans to smaller businesses on which the SBA generally provides guarantees, asset-based lending and accounts receivable factoring, loans and lease products tailored to the dental and veterinary health professions and capital lease equipment financing. The trust service segment provide trust services to support the trust needs of the Bank’s business and private banking clients. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; foreign operations are not material.

During 2003, management’s focus on the distinction between Community Banking and Specialty Finance has increased, and therefore we are presenting Specialty Finance as a separate business segment beginning this year. This change has evolved because of our reorganization in anticipation of our charter conversion and as the result of the creation of a senior manager position for the Specialty Finance business segment. Prior periods have been restated to conform to the current presentation of our business segments.

The following table shows each segments key operating results and financial position for the years ended or as of December 31, 2003, 2002 and 2001:

	2003
	Community banking	Specialty finance	Trust services	Insurance brokerage services	Total
	(Dollars in thousands)
Statements of Operations
Net interest income after provision for loan and lease losses	$256,416	$32,950	$968	$826	$291,160
Non-interest income	35,733	17,208	3,448	117,921	174,310
Operating expenses:
Direct operating expense	78,853	28,260	2,969	99,050	209,132
Intercompany allocation	103,245	2,215	340	—	105,800

Total operating expenses	182,098	30,475	3,309	99,050	314,932
Income before provision for income taxes(1)	110,051	19,683	1,107	19,697	150,538

Balance Sheets
Total assets	6,633,240	1,039,048	569	295,398	7,968,255
Deposits	5,438,528	26,742	65,871	—	5,531,141
Assets under administration	—	—	629,333	—	629,333

(1)	Includes intercompany allocation charge which is eliminated in consolidation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

	2002
	Community banking	Specialty finance	Trust services	Insurance brokerage services(2)	Total
	(Dollars in thousands)
Statements of Operations
Net interest income after provision for loan and lease losses	$284,634	$16,061	$872	$888	$302,455
Non-interest income	44,876	10,995	3,841	88,515	148,227
Operating expenses:
Direct operating expense	85,634	19,626	3,020	73,649	181,929
Intercompany allocation	78,121	680	563	—	79,364

Total operating expenses	163,755	20,306	3,583	73,649	261,293
Income before provision for income taxes(1)	165,755	6,750	1,130	15,754	189,389

Balance Sheets
Total assets	7,396,424	860,982	—	246,261	8,503,667
Deposits	5,203,001	19,781	63,554	—	5,286,336
Assets under administration	—	—	607,244	—	607,244

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	We acquired ABD on March 12, 2002 and its results of operations are included only from the date acquisition through December 31, 2002.

	2001
	Community banking	Specialty finance	Trust services	Insurance brokerage services	Total
	(Dollars in thousands)
Statements of Operations
Net interest income after provision for loan and lease losses	$241,821	$21,838	$1,145	$—	$264,804
Non-interest income	34,908	5,868	4,009	—	44,785
Operating expenses:
Direct operating expense	89,071	15,495	3,012	—	107,578
Intercompany allocation	61,159	612	461	—	62,232

Total operating expenses	150,230	16,107	3,473	—	169,810
Income before provision for income taxes(1)	126,499	11,599	1,681	—	139,779

Balance Sheets
Total assets	7,488,916	596,072	—	—	8,084,988
Deposits	4,956,208	3,388	54,814	—	5,014,410
Assets under administration	—	—	629,696	—	629,696

(1)	Includes intercompany allocation charge which is eliminated in consolidation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 2003, 2002 and 2001 is presented below.

	As of and for year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net interest income after provision for loan and lease losses and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$465,470	$450,682	$309,589
Parent company net interest income after provision for loan and lease losses and non-interest income(1)	(24,242)	(9,479)	(12,026)

Consolidated net interest income after provision for loan and lease losses and non-interest income	$441,228	$441,203	$297,563

Income before provision for income taxes
Total segment income before provision for income taxes	$150,538	$189,389	$139,779
Parent company income before provision for income taxes(1)	(1,518)	6,938	(33,495)

Consolidated income before provision for income taxes	$149,020	$196,327	$106,284

Total assets
Total segment assets	$7,967,842	$8,503,667	$8,084,988
Parent company assets(1)	(366,419)	(421,629)	(201,159)

Consolidated total assets	$7,601,423	$8,082,038	$7,883,829

(1)	Include impact of consolidating entries, including elimination of intercompany allocation paid by our business segments to the parent company

NOTE 25—VARIABLE INTEREST ENTITIES

FIN 46 defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary.

•	At December 31, 2003, we had investments in Low Income Housing Tax Credit Partnerships totaling $11.4 million. These Low Income Housing Tax Credit Partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment.

•	At December 31, 2003, we had investments in venture capital funds totaling $7.7 million with related additional potential capital calls totaling $10.1 million. These venture capital fund are passive investments which entered into over a period of several years. Although management does not anticipate any losses in connection with these investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment and the amount of related additional potential capital calls.

•	At December 31, 2003, we had investments in the Trusts totaling $6.3 million. The Trusts are subsidiary trusts which issued Trust Preferred Securities and purchased subordinated debt in capital raising transactions. The Trusts are variable interest entities as defined by FIN 46. In accordance with the provisions, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Also as a result of the deconsolidation of the Trusts, subordinated debt issued by Greater Bay to the Trusts which was previously eliminated in consolidation is currently recognized as a liability. In order to promote comparability between reporting periods, and to improve the readability of the financial statements, we have elected to restate prior periods to include the deconsolidation of the Trusts (see Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information regarding these trusts.) There is no exposure to loss on these investments.

NOTE 26—GUARANTEES

In November 2002, the FASB issued FIN 45, which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1) changes in underlying asset, liability, or equity security of the guaranteed party or

2) a third party’s failure to perform under an obligating guarantee (performance guarantee).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of December 31, 2003, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2003, the maximum undiscounted future payments that we could be required to make was $112.4 million. 69.7% of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral we hold for these guarantees is as follows:

As of December 31, 2003
(Dollars in thousands)
Cash	$37,011
Other secured	59,922
Unsecured	15,494

Total	$112,427

•	We may be required to make contingent payments to the former shareholders of ABD, The Matsco Companies, Inc. and S&C based on their future operating results. As of December 31, 2003, under the ABD acquisition agreement, the maximum gross future earn-out payments to ABD’s former shareholders is $31.5 million plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA, as defined in the acquisition agreement, payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. The Forecast EBITDA for ABD is $34.6 million and $40.3 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2003, under the acquisition agreements with The Matsco Companies, Inc., and S&C the maximum gross future cash earn-out payments to their former shareholders are, for the years indicated, as follows:

Future earn-out payments
(Dollars in thousands)
2004	$4,800
2005	4,800
2006	4,900

Total	$14,500

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of December 31, 2003, the combined credit limits on those accounts are $10.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

NOTE 27—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the stated eight quarters:

	For the quarter ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in thousands, except per share data)
Interest income	$98,197	$98,728	$103,450	$107,344
Net interest income	75,222	72,688	73,804	76,167
Provision for loan and lease losses	7,000	8,000	6,700	6,495
Non-interest income	40,533	43,924	42,321	44,764
Other expenses	74,079	72,541	72,246	73,342
Income before provision for income taxes	34,676	36,071	37,179	41,094
Net income	21,420	22,361	23,125	25,097
Net income per common share:
Basic	$0.38	$0.40	$0.42	$0.46
Diluted	$0.37	$0.39	$0.41	$0.45

	For the quarter ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in thousands, except per share data)
Interest income	$116,936	$128,259	$130,792	$129,425
Net interest income	81,019	87,637	88,647	87,554
Provision for loan and lease losses	7,000	27,776	9,000	16,000
Non-interest income	38,465	55,555	39,510	22,592
Other expenses	65,559	63,815	65,489	50,013
Income before provision for income taxes	46,925	51,601	53,668	44,133
Net income	30,666	32,470	33,536	27,602
Net income per common share:
Basic	$0.57	$0.61	$0.64	$0.54
Diluted	$0.57	$0.60	$0.62	$0.52

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Greater Bay Bancorp:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill effective January 1, 2002

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2004