Form 10-Q
period 2004-03-31
GREATER BAY BANCORP
filed 2004-05-10
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Outstanding shares of Common Stock, no par value, as of May 4, 2004: 51,355,815

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information

i

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Cash and cash equivalents	$467,895	$275,891
Securities available for sale, at fair value	2,177,330	2,227,152
Loans	4,436,207	4,537,807
Allowance for loan and lease losses	(122,609)	(126,168)

Total loans, net	4,313,598	4,411,639
Property, premises and equipment, net	86,563	83,816
Goodwill	178,317	177,991
Other intangible assets	45,778	47,238
Interest receivable and other assets	371,866	377,696

Total assets	$7,641,347	$7,601,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,181,443	$5,312,667
Borrowings	1,480,566	1,282,191
Other liabilities	227,877	240,746

Total liabilities	6,889,886	6,835,604

Preferred stock of real estate investment trust subsidiaries	15,302	15,302

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,500,000 shares authorized	—	—
7.25% convertible preferred stock, stated value $50.00: 2,356,606 reserved shares; 1,825,593 and 1,825,504 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	92,050	91,752
Common stock, no par value: 80,000,000 shares authorized; 51,238,680 and 52,529,850 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	250,561	252,650
Unearned compensation	(1,487)	(344)
Accumulated other comprehensive income	11,421	209
Retained earnings	383,614	406,250

Total shareholders’ equity	736,159	750,517

Total liabilities and shareholders’ equity	$7,641,347	$7,601,423

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2004	2003
INTEREST INCOME
Loans	$73,127	$80,877
Securities available for sale:
Taxable	21,637	23,789
Tax-exempt	1,116	1,223

Total interest on securities available for sale	22,753	25,012
Other interest income	865	1,455

Total interest income	96,745	107,344

INTEREST EXPENSE
Deposits	11,275	16,533
Long-term borrowings	7,188	7,711
Other borrowings	2,911	6,933

Total interest expense	21,374	31,177

Net interest income	75,371	76,167
Provision for loan and lease losses	2,000	6,495

Net interest income after provision for loan and lease losses	73,371	69,672

NON-INTEREST INCOME
Insurance agency commissions and fees	34,581	30,642
Service charges and other fees	2,623	2,831
Rental revenues on operating leases	2,317	877
Loan and international banking fees	1,974	2,038
Gain on sale of securities, net	1,166	2,023
Trust fees	851	757
Gain on sale of loans	400	1,543
ATM network revenue	360	406
Other income	3,201	3,647

Total non-interest income	47,473	44,764

OPERATING EXPENSES
Compensation and benefits	49,584	45,432
Occupancy and equipment	10,205	9,642
Amortization of intangibles	2,071	1,671
Dividends paid on preferred stock of real estate investment trusts	456	453
Other expenses	17,728	16,144

Total operating expenses	80,044	73,342

Income before provision for income taxes	40,800	41,094
Provision for income taxes	15,948	15,997

Net income	$24,852	$25,097

Net income per common share - basic	$0.44	$0.46

Net income per common share - diluted	$0.43	$0.45

Cash dividends per share of common stock	$0.1425	$0.1350

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2004	2003
Net income	$24,852	$25,097

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains/(losses) arising during period (net of taxes of $8.6 million and $(2.5) million for the three months ended March 31, 2004 and 2003, respectively	11,888	(3,600)
Less: reclassification adjustment for net gains included in net income	(676)	(1,191)

Net change	11,212	(4,791)
Cash flow hedge:
Net gains arising during period (net of taxes of $0 and $688,000 for the three months ended March 31, 2004 and 2003, respectively)	—	948
Less: reclassification adjustment for income included in net income	—	(866)

Net change	—	82
Other comprehensive income/(loss)	11,212	(4,709)

Comprehensive income	$36,064	$20,388

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock amount	Total shareholders’ equity
(Dollars in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517
Net income	—	—	—	—	24,852	—	24,852
Other comprehensive income, net of taxes	—	—	—	11,212	—	—	11,212
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	298	298
Stock options exercised, including related tax benefits	326,802	4,233	—	—	—	—	4,233
Restricted stock grants	44,200	1,282	(1,143)	—	—	—	139
Stock issued in Employee Stock Purchase Plan	26,461	474	—	—	—	—	474
Stock issued in Dividend Reinvestment Plan	6,640	193	—	—	—	—	193
Stock repurchased	(1,695,273)	(8,271)	—	—	(38,518)	—	(46,789)
Cash dividend on convertible preferred series B	—	—	—	—	(1,654)	—	(1,654)
Cash dividend $0.1425 per share of common stock	—	—	—	—	(7,316)	—	(7,316)

Balance, March 31, 2004	51,238,680	$250,561	$(1,487)	$11,421	$383,614	$92,050	$736,159

Balance, December 31, 2002	51,577,795	$234,627	$(1,450)	$18,624	$348,358	$80,900	$681,059
Net income	—	—	—	—	25,097	—	25,097
Other comprehensive loss, net of taxes	—	—	—	(4,709)	—	—	(4,709)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(459)	(459)
Stock options exercised, including related tax benefits	125,722	1,165	—	—	—	—	1,165
Restricted stock grants	15,000	259	727	—	—	—	986
Stock issued in Employee Stock Purchase Plan	44,306	645	—	—	—	—	645
Stock issued in Dividend Reinvestment Plan	11,251	219	—	—	—	—	219
Cash dividend on convertible preferred series B	—	—	—	—	(1,478)	—	(1,478)
Cash dividend $0.1350 per share of common stock	—	—	—	—	(7,005)	—	(7,005)

Balance, March 31, 2003	51,774,074	$236,915	$(723)	$13,915	$364,972	$80,441	$695,520

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2004	2003
Cash flows - operating activities
Net income	$24,852	$25,097
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	2,000	6,495
Depreciation and amortization	2,002	5,932
Amortization of intangible assets	2,071	1,747
Accretion of discount on CODES	422	397
Deferred income taxes	1,465	(84)
Loss (gain) on sale of other real estate owned	115	(98)
(Gain) on sale of loans	(400)	(1,543)
(Gain) on sale of securities available for sale, net	(1,166)	(2,023)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(2,919)	(20,036)
Accrued interest payable and other liabilities	(12,869)	20,771
Deferred loan fees and discounts, net	(736)	(1,100)

Operating cash flows, net	14,837	35,555

Cash flows - investing activities
Maturities and partial paydowns on securities available for sale	233,466	683,124
Purchase of securities available for sale	(426,576)	(738,830)
Proceeds from sale of securities available for sale	263,433	181,582
Loans, net	87,024	53,833
Proceeds from sale of portfolio loans	6,759	14,482
Payment for business acquisition	(28)	(1,883)
Proceeds from sale of other real estate owned	2,240	495
Purchase of property, premises and equipment	(6,303)	(2,162)
Purchase of bank owned life insurance policies	—	(7,718)

Investing cash flows, net	160,015	182,923

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Three months ended March 31,
(Dollars in thousands)	2004	2003
Cash flows - financing activities
Net change in deposits	(131,224)	249,487
Net change in borrowings - short-term	48,001	(512,301)
Proceeds from borrowings - long-term	239,952	147,924
Principal repayment for borrowings - long-term	(90,000)	(37,460)
Repurchase of common stock	(46,789)	—
Proceeds from sale of common stock	6,182	3,014
Cash dividends on convertible preferred stock	(1,654)	(1,478)
Cash dividends on common stock	(7,316)	(7,004)

Financing cash flows, net	17,152	(157,818)

Net change in cash and cash equivalents	192,004	60,660
Cash and cash equivalents at beginning of period	275,891	314,514

Cash and cash equivalents at end of period	$467,895	$375,174

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$21,468	$30,775

Income taxes	$194	$228

Non-cash transactions:
Additions to other real estate owned	$3,555	$3,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of March 31, 2004, and the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2004 and Consolidated Statements of Cash Flows for the three months ended March 31, 2004 have been prepared by Greater Bay Bancorp (“Greater Bay” on a parent-only basis, and “we” or “our” on a consolidated basis) and are not audited. The interim financial data as of March 31, 2004 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2004.

Organization and Nature of Operations

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association (the “Bank”), and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (“ABD”). The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank Small Business Administration (“SBA”) Lending Group, Greater Bay Capital, Greater Bay Corporate Finance Group (“Corporate Finance”), Greater Bay International Banking Division, Greater Bay Trust Company, The Matsco Companies (“Matsco”), Pacific Business Funding and the Venture Banking Group.

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, formerly Mid-Peninsula Bank. Our individual business units continue to retain their names in the communities they serve. We also merged MPB Investment Trust (“MPBIT”) and SJNB Investment Trust (“SJNBIT”) into CNB Investment Trust I (“CNBIT I”) which is a subsidiary of the Bank. These mergers did not impact which entities are included in our consolidated balance sheets and statements of operations or require a restatement of previously reported results. CNBIT I, along with its subsidiary CNB Investment Trust II (“CNBIT II”) (collectively, the “REITs”), was formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of clients’ employee benefit plans. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivatives and Hedging Activities

All derivatives are recorded on the balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); (2) a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability or (b) an unrealized firm commitment (a “fair value” hedge); or (3) an instrument that is held for trading or non-hedging purposes (a “trading” or “non-hedging” instrument). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. For a fair value hedge, the change in fair value of the derivative instruments is recognized in current-period earnings together with the offsetting change in fair value on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. Changes in the fair value of derivative trading and non-hedging instruments are reported in current-period earnings.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific forecasted transactions, and linking all derivatives that are designated as fair value hedges to (1) specific assets and liabilities on the balance sheet or (2) an unrecognized firm commitment. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging relationships may be expected to remain highly effective in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

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

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows for the periods indicated:

(Dollars in thousands)	Unrealized gains on securities	Cash flow hedges	Accumulated other comprehensive income
Balance - December 31, 2003	$209	$—	$209
Current period change in fair value	11,212	—	11,212

Balance - March 31, 2004	$11,421	$—	$11,421

Balance - December 31, 2002	$18,996	$(372)	$18,624
Current period change in fair value	(4,791)	82	(4,709)

Balance - March 31, 2003	$14,205	$(290)	$13,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

Stock-Based Compensation

Under the provision of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 123 and No. 148”), we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology. We implemented the requirements of SFAS No. 123 and No. 148 and have elected to adopt the disclosure provisions of these statements.

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in our accounting for our stock option plan and our employee stock purchase plan (our “stock-based compensation plans”). Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise price of the options are granted at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant.

Had compensation for our stock option plan been determined consistent with SFAS No. 123, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2004	2003
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,394	$1,340
Net income:
As reported	$24,852	$25,097
Pro forma	$23,458	$23,757
Basic net income per common share:
As reported	$0.44	$0.46
Pro forma	$0.41	$0.43
Diluted net income per common share:
As reported	$0.43	$0.45
Pro forma	$0.40	$0.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

The fair value of each stock-based compensation grant is determined as of the date of the grant. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Three months ended March 31,
	2004	2003
Stock option plan:
Dividend yield	2.0%	3.4%
Expected volatility	43.2%	45.2%
Risk free rates	2.9%	2.9%
Weighted average expected life (in years)	5.75	5.75
Employee stock purchase plan:
Dividend yield	2.0%	2.3%
Expected volatility	30.2%	45.3%
Risk free rates	1.7%	1.6%
Weighted average expected life (in years)	0.25	0.25

No adjustments have been made for forfeitures. The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the increase in the common share stock price over the option price when the options are exercised or the purchase price when the shares are purchased.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking	$2,360	$1,584	$2,360	$1,760
Holding company	—	619	—	—
Specialty finance:
Matsco	21,207	—	21,207	—
CAPCO	6,054	90	6,054	100

Total specialty finance	27,261	90	27,261	100
Insurance brokerage services:
ABD	143,131	37,214	142,805	38,859
S&C	5,565	6,271	5,565	6,519

Total insurance brokerage services	148,696	43,485	148,370	45,378

Total	$178,317	$45,778	$177,991	$47,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

Based on ABD achieving its specified performance goals for 2003, we accrued for ABD’s estimated 2003 earn-out payment as of December 31, 2003. The accrual resulted in a $25.9 million increase to goodwill recorded for this transaction based on issuing to ABD’s former shareholders approximately 195,000 shares (subject to adjustment) of convertible preferred stock. During the first quarter of 2004, we finalized procedures to determine the exact amount of the 2003 ABD earn-out payment. As a result of the final determination of the 2003 earn-out payment, we increased goodwill by approximately $300,000 due to a stock valuation adjustment and an increase in the number of shares of convertible preferred stock issued by 89 shares.

SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2003, we completed the required annual impairment test of goodwill. Based upon our evaluation, our goodwill was not impaired at December 31, 2003.

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at March 31, 2004 were as follows:

(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
ABD expirations	$50,375	$(13,161)	$37,214
S&C expirations	6,306	(591)	5,715
Servicing assets	2,245	(729)	1,516
Other covenant not to compete	774	(155)	619
S&C covenant not to compete	708	(152)	556
CAPCO customer base	200	(110)	90
Core deposits	1,465	(1,397)	68

Total intangible assets	$62,073	$(16,295)	$45,778

As of March 31, 2004, the balance of unamortized expirations recorded in connection with the ABD and Sullivan & Curtis Insurance Brokers of Washington (“S&C”) acquisitions was $42.9 million. Expirations represent the estimated fair value of the existing customer lists (or “books of business”) that they had developed over a period of years through the date of acquisition. The expirations are estimated to have a life of approximately eight years. Amortization for intangibles for 2004 and each of the next five years is estimated to range between $5.8 million and $7.3 million per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 3—BORROWINGS

Borrowings are detailed as follows at the dates indicated:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Short-term borrowings:
FHLB advances	$680,000	$642,000
Securities sold under agreements to repurchase	20,000	20,000
Other short-term borrowings	10,000	—

Total short-term borrowings	710,000	662,000

Long-term borrowings:
Zero Coupon Senior Convertible Contingent Debt Securities	315,680	75,229
Subordinated debt	210,311	210,311
5.25% Senior Notes, Series B due March 31, 2008	153,109	151,048
FHLB advances	60,318	150,632
Term loan	27,000	28,500
Other long-term notes payable	4,148	4,471

Total long-term borrowings	770,566	620,191

Total borrowings	$1,480,566	$1,282,191

We had interest payable on deposits of $3.3 million at March 31, 2004, as compared to $3.9 million at December 31, 2003.

Zero Coupon Senior Convertible Contingent Debt Securities

On March 23, 2004, we received approximately $234.0 million in net proceeds through a private placement of Zero Coupon Senior Convertible Contingent Debt Securities (“CODES”). The CODES have a yield to maturity of 0.50%. The CODES have a maturity of 20 years, are callable after five years and have a put right at March 23, 2006, 2009, 2014 and 2019. The CODES are convertible into 23.7582 shares of Greater Bay common stock contingent on certain circumstances. We used a portion of the net proceeds from the CODES to fund the concurrent repurchase of approximately $46.8 million of our common stock from the initial purchaser. The remainder of net proceeds will be used for general corporate purposes, which may include advances or investments in our subsidiaries, working capital, capital expenditures, acquisitions, repurchase of outstanding equity and debt securities and repayment of existing indebtedness, including our outstanding CODES due 2022. Prior to that use, the net proceeds will be invested in marketable investment grade securities. The CODES are not registered with the Securities Exchange Commission (“SEC”). We have entered into a registration rights agreement with the initial purchaser, in which we agreed to register with the SEC the CODES and the underlying stock for resale by September 23, 2004. If we fail to proceed with the registration requirement under the CODES, we will be required to pay additional interest on the CODES at a rate of 0.25% per annum until we have cured all registration defaults.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

Short-term borrowings

During the three months ended March 31, 2004 and the year ended December 31, 2003, the average balance of short-term Federal Home Loan Bank (“FHLB”) advances were $754.7 million and $822.7 million, respectively, and the average interest rates during those periods were 1.48% and 2.00%, respectively. The maximum amounts outstanding at any month-end were $797.0 million during the three months ended March 31, 2004 and $1.1 billion during the year ended December 31, 2003. The FHLB advances are collateralized by loans and securities pledged to the FHLB. We had securities with a carrying value of $1.2 billion at March 31, 2004 and $1.3 billion at December 31, 2003 and loans with a carrying value of $257.8 million at March 31, 2004 and $274.3 million at December 31, 2003 pledged to the FHLB for both short-term and long-term borrowings.

During the three months ended March 31, 2004 and the year ended December 31, 2003, the average balance of securities sold under short-term agreements to repurchase was $20.0 million and $72.0 million, respectively, and the average interest rates during those periods were 3.71% and 2.39%, respectively. The maximum amounts outstanding at any month-end were $20.0 million during the three months ended March 31, 2004 and $114.3 million during the year ended December 31, 2003. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase.

During the three months ended March 31, 2004 and the year ended December 31, 2003, the average balance of federal funds purchased was $361,000 and $485,000 respectively, and the average interest rates during those periods were 1.62% and 1.60%, respectively. The maximum amount outstanding at any month-end was $460,000 during the three months ended March 31, 2004 and $583,000 during the year ended December 31, 2003. The outstanding balance was $265,000 at March 31, 2004 and $469,000 at December 31, 2003.

In addition, as of March 31, 2004, Greater Bay had a short-term, unsecured credit facility totaling $95.0 million. As of December 31, 2003, we had $60.0 million available under the same credit facility. At March 31, 2004 and December 31, 2003, we had no advances outstanding under this facility. The credit facility provides for an interest rate based on LIBOR plus 0.875%. The credit facility requires Greater Bay to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of Greater Bay’s or its subsidiaries’ properties; (b) the merger or consolidation of Greater Bay or any of its subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; and (d) the maintenance of certain capital and financial performance ratios. Greater Bay is in compliance with all related financial covenants for this credit facility. During the three months ended March 31, 2004 and the year ended December 31, 2003, there were no average balances under our short-term credit facilities. There were no amounts outstanding at any month-end during the three months ended March 31, 2004 and the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 4—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedges

We use an interest rate swap to convert floating-rate debt to fixed-rate debt. A swap, with a notional amount of $30.0 million with a term of up to 10 years expiring on September 15, 2008 was entered into with the intention of fixing the interest payments on the subordinated debt issued to GBB Capital II. This derivative instrument possesses a term equal to the non-callable term of the hedged instrument, with a fixed pay rate and a receive rate indexed to rates paid on the instrument and a notional amount equal to the amount of the instrument being hedged. On October 1, 2002, we elected to assert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge is included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income.

For the three months ended March 31, 2004, we recognized a loss of $93,000 which represented ineffectiveness of cash flow hedges. There were no such gains or losses during the same period of 2003. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged items are recorded in the same period the forecasted transaction affects earnings.

Fair Value Hedges

We use an interest rate swap to convert fixed-rate debt to floating-rate debt. The swap, with a notional amount of $150.0 million expiring on March 31, 2008, was entered into with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. This derivative instrument possesses a term equal to the term of the hedged instrument, with a notional amount equal to the amount of the instrument being hedged. As the specific terms and notional amount of the derivative instrument exactly matched those of the instrument being hedged, we meet the “no ineffectiveness” criteria of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of Financial Accounting Standard Board (“FASB”) Statement No. 133)” (“SFAS No. 133 and No. 138”). As such, the derivative instrument was assumed to be 100% effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion through March 31, 2004.

Trading and Non-Hedging Activities

We also entered into an interest rate collar to reduce the embedded cap in trust preferred securities issued by GBB Capital VI. The interest rate cap, with a notional amount of $15.0 million and a term of 10 years expiring in July 2011, was entered into with the intention of lowering the cap of the interest payments on these Trust Preferred Securities. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 5—EARNINGS PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the three months ended March 31, 2004 and 2003.

	For the three months ended March 31, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$24,852
Dividends on preferred stock	(1,654)

Income available to common shareholders	23,198	52,654,000	$0.44
Effect of dilutive securities:
Stock options	—	1,612,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$23,198	54,266,000	$0.43

	For the three months ended March 31, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$25,097
Dividends on preferred stock	(1,478)

Income available to common shareholders	23,619	51,735,000	$0.46
Effect of dilutive securities:
Stock options	—	426,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$23,619	52,161,000	$0.45

There were options outstanding to purchase 1,735,036 shares and 4,967,118 shares during the three months ended March 31, 2004 and 2003, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock.

The convertible preferred stock was considered anti-dilutive in the first quarter of 2004 and 2003, whereby the preferred dividends of $1.7 million and $1.5 million for the quarter divided by the common stock equivalent of the convertible preferred stock of 3,043,000 shares and 2,785,000 shares of common stock for the first quarter of 2004 and 2003, respectively, were greater than the diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $1.7 million for the first quarter of 2004 and $1.5 million for the first quarter of 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

The CODES were considered anti-dilutive in the first quarter of 2004 and 2003, whereby we have determined that the contingent conditions required for the conversion of these securities into common stock have not been met during either of these periods.

NOTE 6—ACTIVITY OF BUSINESS SEGMENTS

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenue, including charges allocating the systematic allocation of appropriate corporate-headquarters costs (“intercompany allocation”) made according to agreement between Greater Bay and the Bank to each of its operating segments. Intersegment revenue is recorded at prevailing market terms and rates. During the three months ended March 31, 2004 and 2003, specialty finance paid community banking $9.5 million and $9.6 million, respectively, in interest charges. All other intersegment revenue is not significant to the results of the segments. This revenue is eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

We are organized primarily along community banking, specialty finance, trust service and insurance brokerage services business segments. We have aggregated 17 operating divisions into the community banking business segment. Community banking provides a range of banking services to small-and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. We have aggregated five operating divisions into the specialty finance business segment. Through this business segment we provide an array of specialty finance products including loans to smaller businesses on which the SBA generally provides guarantees, asset-based lending and accounts receivable factoring, loans and lease products tailored to the dental and veterinary health professions and capital lease equipment financing. The trust service segment provides trust services to support the trust needs of the Bank’s business and private banking clients. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; foreign operations are not material.

During 2003, management increased its focus on the distinction between community banking and specialty finance, and, therefore, specialty finance is presented as a separate business segment beginning in 2003. This change reflects the reorganization of our business in anticipation of the consolidation of our bank subsidiaries and the creation of a senior manager position for the specialty finance business segment. Prior periods have been restated to conform to the current presentation of our business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

The following table shows each segment’s key operating results and financial position for the three months ended March 31, 2004 and 2003:

	As of and for the three months ended March 31, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statements of operations
Net interest income after provision for loan and lease losses	$66,288	$11,720	$183	$245	$78,436
Non-interest income	7,894	4,953	34,687	880	48,414
Operating expenses:
Direct operating expenses	20,759	8,084	28,139	813	57,795
Intercompany allocation	24,035	720	—	60	24,815

Total operating expenses	44,794	8,804	28,139	873	82,610

Income before provision for income taxes (1)	$29,388	$7,869	$6,731	$252	$44,240

Balance sheets
Assets	$6,302,080	$1,151,184	$286,290	$—	$7,739,554
Deposits	5,564,784	8,982	—	49,349	5,623,115
Assets under administration	—	—	—	640,063	640,063

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

	As of and for the three months ended March 31, 2003
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statements of operations
Net interest income after provision for loan and lease losses	$63,990	$9,971	$219	$224	$74,404
Non-interest income	10,483	3,796	30,642	794	45,715
Operating expenses:
Direct operating expenses	18,750	6,434	23,557	808	49,549
Intercompany allocation	29,203	394	—	158	29,755

Total operating expenses	47,953	6,828	23,557	966	79,304

Income before provision for income taxes (1)	$26,520	$6,939	$7,304	$52	$40,815

Balance sheets
Assets	$7,060,947	$1,060,887	$240,481	$—	$8,362,315
Deposits	5,630,933	15,443	—	59,309	5,705,685
Assets under administration	—	—	—	598,885	598,885

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the three months ended March 31, 2004 and 2003 is presented below.

(Dollars in thousands)	Three months ended March 31, 2004	Three months ended March 31, 2003
Net interest income after provision for loan and lease losses and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$126,850	$120,119
Parent company net interest income after provision for loan and lease losses and non-interest income (1)	(6,006)	(5,683)

Consolidated net interest income after provision for loan and lease losses and non-interest income	$120,844	$114,436

Income before provision for income taxes
Total segment income before provision for income taxes	$44,240	$40,815
Parent company income before provision for income taxes (1)	(3,440)	279

Consolidated income before provision for income taxes	$40,800	$41,094

Total assets
Total segment assets	$7,739,554	$8,362,385
Parent company assets (1)	(98,207)	(397,068)

Consolidated total assets	$7,641,347	$7,965,317

(1)	Include impact of consolidating entries, including elimination of intercompany allocation paid by our business segments to the parent company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 7—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on: 1.) changes in underlying asset, liability or equity security of the guaranteed party or 2.) a third party’s failure to perform under an obligating guarantee (performance guarantee). In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. As of March 31, 2004, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements. At March 31, 2004, the maximum undiscounted future payments that we could be required to make was $109.9 million. Of these arrangements, 72.5% mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees is as follows:

(Dollars in thousands)	As of March 31, 2004
Cash	$30,722
Other secured	63,813
Unsecured	15,395

Total	$109,930

•	We may be required to make contingent payments to the former shareholders of ABD, The Matsco Companies, Inc. and S&C based on their future operating results. As of March 31, 2004, under the ABD acquisition agreement, the gross future earn-out payments to ABD’s former shareholders is $31.5 million contingent on ABD reaching its Forecast EBITDA (as defined in the acquisition agreement), plus 65% of the EBITDA (as defined in the acquisition agreement) in excess of the Forecast EBITDA payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. The Forecast EBITDA for ABD is $34.6 million for 2004 and $40.3 million for 2005. As of March 31, 2004, under the acquisition agreements with The Matsco Companies, Inc. and S&C, the maximum gross future cash earn-out payments to their former shareholders are $4.8 million for 2004, $4.8 million for 2005 and $4.9 million for 2006; and

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of March 31, 2004, the combined credit limits on those accounts are $5.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 8—VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity.

The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary.

•	At March 31, 2004, we had investments in low income housing tax credit partnerships totaling $11.4 million. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. As with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	At March 31, 2004, we had investments in venture capital funds totaling $8.2 million with related additional potential capital calls totaling $9.6 million. These venture capital funds are passive investments which were entered into over a period of several years. Changes in the value of these investments are recorded using the equity method of accounting with any changes in value recognized in the current period. In the event of a decline in the value of these investments, there exists a maximum exposure to loss that is limited to our current recorded investment and the amount of related additional potential capital calls; and

•	At March 31, 2004, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII (the “Trusts”) totaling $6.3 million. The Trusts are subsidiary trusts which issued Trust Preferred Securities and purchased subordinated debt in capital raising transactions. The Trusts are variable interest entities as defined by FIN 46. In accordance with the provisions, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Also as a result of the deconsolidation of the Trusts, subordinated debt issued by Greater Bay to the Trusts which was previously eliminated in consolidation is currently recognized as a liability. In order to promote comparability between reporting periods, and to improve the readability of the financial statements, we have elected to restate prior periods to include the deconsolidation of the Trusts (see Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K for additional information regarding these Trusts.) There is no exposure to loss on these investments.

Matsco Lease Finance III (“MLF III”) is a special purpose corporation wholly owned by Greater Bay formed for the purpose of issuing lease-backed notes. MLF III, CNBIT I and CNBIT II each have some characteristics of variable interest entities as defined by FIN 46. The results and financial position of these entities are fully consolidated with our results and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and the ability for those instruments to provide us with Tier I capital. The accounting community and regulatory agencies are currently evaluating the impact of FIN 46 on these types of instruments. One potential interpretation of FIN 46 would require us to deconsolidate the trust entities that issued these trust preferred securities. The impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier I capital. The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier I capital regardless of the FIN 46 interpretation, although such determination could change at a later date. We do not expect FIN 46 to have a material impact on our financial condition or operating results.

NOTE 9—COMMON STOCK

On March 23, 2004, we declared a cash dividend of $0.1425 cents per common share payable on April 15, 2004 to shareholders of record as of April 5, 2004.

On March 17, 2004, Greater Bay announced a repurchase program that authorized the purchase of up to $70 million in common stock from time to time in privately negotiated transactions and in the open market. The repurchase program does not have an expiration date and we have not terminated the plan. During the first quarter of 2004, we completed the repurchase of 1,695,273 shares of common stock with a total market value of $46.8 million. The purchase price of the stock was allocated between capital surplus and retained earnings. The portion of the purchase price allocated to common stock was limited to the prorata portion of common stock paid in, with the remainder of the purchase price allocated to retained earnings. The shares are available for reissuance at any time in the future. The source of cash used for this repurchase was the proceeds from the CODES issued during the first quarter of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2004 and December 31, 2003 and for the

Three Months Ended March 31, 2004 and 2003

NOTE 10—SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

We have a supplemental employee retirement plan (the “plan”) comprised of individual agreements with certain key executives and senior officers. This plan is a non-qualified defined benefit plan and the majority of the benefits under the plan are unfunded. Under the unfunded portion of the plan, we are generally obligated to provide for each such employee who continues in employment for a specific period, or, if earlier, until the employee’s disability or our change in control, a monthly benefit beginning at the employee’s retirement age and continuing for the employee’s lifetime in the amount defined in each specific agreement. Related split-dollar life insurance agreements provide a death benefit for the employee’s spouse or other beneficiaries.

The plan includes individual agreements with nine executive employees providing additional supplemental retirement benefits that are funded through secular trusts. We are obligated to make annual contributions to the secular trusts for the benefit of these employees in the amounts necessary to provide specified benefit payments beginning at retirement age. The annual contributions to the trusts are taxable income to these employees, and annually we pay the additional amounts necessary to cover the employees’ income and employment tax liabilities on the contributions to the trusts. The secular trusts hold life insurance policies on these employees under which the contributions are invested and benefits paid.

The following tables set forth the plan’s net periodic employees pension cost for the periods indicated:

(Dollars in thousands)	Three months ended March 31, 2004	Three months ended March 31, 2003
Net pension cost included the following components:
Service cost-benefits earned during the period	$449	$409
Interest cost on projected benefit obligation	336	242
Amortization of net obligation at transition	—	—
Amortization of prior service cost	805	805
Recognized net actuarial loss	—	—

Net periodic pension cost	$1,590	$1,506

For the three month period ended March 31, 2004 we made no contributions to the secular trusts. We presently anticipate contributing $1.6 million to fund the secular trusts during the remainder of 2004. We do not anticipate making any other contributions to the plan during 2004.

NOTE 11—SUBSEQUENT EVENT

On April 23, 2004, certain holders of the CODES due 2022 exercised their put right and as a result, we repurchased CODES with an accreted value of $74.1 million. The CODES were repurchased at their accreted value, and we did not recognize any gain or loss on this transaction. Following the repurchase, the accreted value of the remaining outstanding CODES due 2022 was $1.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, formerly Mid-Peninsula Bank. Our individual business units continue to retain their names in the communities they serve. We also merged MPBIT and SJNBIT into CNBIT I which is a subsidiary of the Bank. This entity, along with its subsidiary CNBIT II, was formed in order to provide flexibility in raising capital.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As with other medium and large financial institutions, we seek to diversify our sources of revenue in order to partially insulate our profitability from the impact of changing interest rates by creating alternative stable streams of revenue. In order to achieve this diversity, in March 2002 we acquired ABD which has substantially increased our non-interest income. ABD offers a full range of commercial insurance brokerage activities, including property and casualty, directors and officers liability insurance, employee benefits insurance, retirement planning services, risk management and engineering and loss control services.

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of clients’ employee benefit plans. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois. Matsco markets its dental and veterinarian financing services nationally.

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

Our Opportunities, Challenges and Risks

We believe, based upon historical results and the experience of management in both weak and strong economies, that in the event that the San Francisco Bay Area economy enters recovery in the coming year and continued expansion in the future, business conditions will again provide an opportunity for internal growth in business banking to small and medium-sized business, professionals and high net worth individuals. Despite our current position and experiences in managing through the recent extended period of economic weakness, there remains the risk that continued economic weakness could adversely affect us through interest rate margin compression, weakness for loan demand and deterioration of loan quality.

We also believe that conditions will reappear in which active consolidation of community banks will take place during the next few years. Under such conditions, Greater Bay could be viewed as a potential acquirer, providing us with additional growth opportunities. In markets we wish to enter or expand our business, we will also consider de novo regional offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches into our family of companies, but there can be no assurance that future activities will not present unforeseen integration issues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, a single national bank regulated by the Office of the Comptroller of the Currency (“OCC”). This provides us with an opportunity to further streamline our operations and improve our efficiency. Although the former banking subsidiaries operated on substantially identical systems and shared many common back-office operations, there can be no assurance that unforeseen issues relating to the consolidation of these subsidiaries will not adversely affect us.

Based on the current forecast of economic growth in our market area for 2004, combined with feedback from our clients on anticipated growth rates for 2004, we are anticipating loan growth ranging from the low single to mid-single digits. We anticipate core deposit growth in the mid-single digits, offset by continued reductions in our institutional deposits and, as a result, we anticipate a low single digit growth rate in total deposits. Furthermore, current consensus economic forecasts predict that there will be at least two 25 basis point increases in short-term market interest rates in mid to late 2004, which would result in our average net interest margin increasing by 10 basis points to 30 basis points depending on the timing of the rate increases. Even though we are now noting signs of limited job growth and improvement in the commercial real estate environment, the Bay Area economy continues to be challenging.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries. The allowance for loan and lease losses is determined based on the distribution of the portfolio by credit risk grade and the amount of impairment associated with impaired loans as well as on management’s assessment of several factors: changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, and historical default experiences.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Securities Available for Sale

The fair value of most securities classified as available for sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were materially less than estimated, we may be required to take a charge against earnings to write down the goodwill or other intangible assets.

Deferred Tax Assets

Our deferred tax assets are explained in Note 13 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 15 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K, we have entered into supplemental employee compensation benefits agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

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

(Dollars in thousands, except per share amounts)	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income	$24,852	$25,097
Earnings per common share:
Basic	$0.44	$0.46
Diluted	$0.43	$0.45
Return on average assets	1.32%	1.28%
Return on average shareholders’ equity	13.04%	14.66%

Net income decreased 1.0% to $24.9 million, or $0.43 per diluted share, during the first quarter of 2004 as compared to $25.1 million, or $0.45 per diluted share, during the first quarter of 2003. The $0.02 decline in earnings per diluted share for the first quarter of 2004 compared to the first quarter of 2003 was primarily attributed to the following items:

•	The decline in interest earning assets, which was partially offset by the increase in the net interest margin, resulting in a decrease of approximately $0.02 per diluted share, net of tax;

•	Increased operating expenses related to ABD’s acquisition of S&C in the third quarter of 2003, higher personnel expenses (due to incentive accruals, employee-related insurance and recruiting costs), increased depreciation on equipment leased to others and an increase in the funding of the Greater Bay Bancorp Foundation (the “Foundation”) collectively resulted in a decline in earnings of approximately $0.08 per diluted share; and

•	The above cited factors were partially offset by increased non-interest income, primarily due to ABD’s growth in revenue stemming from its acquisition of S&C and to the lower provision for loan and lease losses which combined to increase earnings by $0.08 per diluted share, net of tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Our Interest Rate Risk Strategy

Our interest rate risk (“IRR”) strategy focuses on mitigating IRR in our balance sheet. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. We proactively manage our IRR and attempt to position ourselves to be relatively interest rate neutral, but with a bias toward the anticipated direction of interest rates. Over the last 24 months, that bias has resulted in reducing the size of our securities portfolio and positioning ourselves to be more asset sensitive in the future to take advantage of a rising rate environment. The securities portfolio is now at its target level and we would not anticipate any significant change in its size in 2004, unless there were changes in the economic or interest rate environments. Although this strategy reduced net interest income and net income, it has positioned us to be more asset sensitive to take advantage of a rising rate environment in the future. Over the last quarter, the stabilization in market rates combined with the mix change in our balance sheet has resulted in a margin increase. Significant margin expansion is not anticipated in the future, unless short-term market interest rates rise or the balance sheet mix begins to trend toward a larger loan portfolio weighting. The current consensus of economic forecasts predicts that there will be at least two 25 basis point increases in short-term market interest rates in mid to late 2004, which we would expect to result in an increase of 10 basis points to 30 basis points in our average net interest margin depending on the timing of the rate increases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Quarters Ended March 31, 2004, December 31, 2003 and March 31, 2003

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended March 31, 2004			Three months ended March 31, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$92,582	$204	0.89%	$49,956	$139	1.13%
Other short-term securities	2,992	78	10.49%	7,441	79	4.31%
Securities available for sale:
Taxable	2,079,717	22,220	4.30%	2,261,348	25,026	4.49%
Tax-exempt (2)	96,735	1,116	4.64%	93,890	1,223	5.28%
Loans (3)	4,450,875	73,127	6.61%	4,716,930	80,877	6.95%

Total interest-earning assets	6,722,901	96,745	5.79%	7,129,565	107,344	6.11%
Noninterest-earning assets	834,572			816,556

Total assets	$7,557,473	96,745		$7,946,121	107,344

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,997,172	7,079	0.95%	$2,715,821	8,247	1.23%
Time deposits, over $100,000	456,127	1,839	1.62%	539,702	2,902	2.18%
Other time deposits	738,581	2,357	1.28%	1,109,600	5,385	1.97%

Total interest-bearing deposits	4,191,880	11,275	1.08%	4,365,123	16,534	1.54%
Other borrowings	1,131,723	5,594	1.99%	1,511,075	9,836	2.64%
Subordinated debt	210,311	4,505	8.62%	210,311	4,807	9.27%

Total interest-bearing liabilities	5,533,914	21,374	1.55%	6,086,509	31,177	2.08%
Noninterest-bearing deposits	1,018,638			977,556
Other noninterest-bearing liabilities	222,898			172,297
Preferred stock of real estate investment trust subsidiaries	15,302			15,650
Shareholders’ equity	766,721			694,109

Total shareholders’ equity and liabilities	$7,557,473	21,374		$7,946,121	31,177

Net interest income		$75,371			$76,167

Interest rate spread			4.23%			4.03%

Net yield on interest-earning assets(4)			4.51%			4.33%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)	Tax equivalent yields earned on the tax-exempt securities were 7.00% for the three months ended March 31, 2004 and 7.94% for the three months ended March 31, 2003 using the federal statutory rate of 35%.

(3)	Interest income on loans includes loan fees of $736,000 for the three months ended March 31, 2004 and $1.1 million for the three months ended March 31, 2003.

(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended March 31, 2004			Three months ended December 31, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$92,582	$204	0.89%	$99,083	$176	0.70%
Other short-term securities	2,992	78	10.49%	3,211	71	8.77%
Securities available for sale:
Taxable	2,079,717	22,220	4.30%	2,195,055	22,002	3.98%
Tax-exempt (2)	96,735	1,116	4.64%	99,687	1,163	4.63%
Loans (3)	4,450,875	73,127	6.61%	4,494,411	74,785	6.60%

Total interest-earning assets	6,722,901	96,745	5.79%	6,891,447	98,197	5.65%
Noninterest-earning assets	834,572			809,008

Total assets	$7,557,473	96,745		$7,700,455	98,197

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,997,172	7,079	0.95%	$2,889,948	6,772	0.93%
Time deposits, over $100,000	456,127	1,839	1.62%	478,209	2,059	1.71%
Other time deposits	738,581	2,357	1.28%	974,987	3,099	1.26%

Total interest-bearing deposits	4,191,880	11,275	1.08%	4,343,144	11,930	1.09%
Other borrowings	1,131,723	5,594	1.99%	1,167,377	6,525	2.22%
Subordinated debt	210,311	4,505	8.62%	210,311	4,520	8.53%

Total interest-bearing liabilities	5,533,914	21,374	1.55%	5,720,832	22,975	1.59%
Noninterest-bearing deposits	1,018,638			1,039,724
Other noninterest-bearing liabilities	222,898			189,317
Preferred stock of real estate investment trust subsidiaries	15,302			15,302
Shareholders’ equity	766,721			735,280

Total shareholders’ equity and liabilities	$7,557,473	21,374		$7,700,455	22,975

Net interest income		$75,371			$75,222

Interest rate spread			4.23%			4.06%

Net yield on interest-earning assets(4)			4.51%			4.33%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)	Tax equivalent yields earned on the tax-exempt securities were 7.00% for the three months ended March 31, 2004 and 6.98% for the three months ended December 31, 2003 using the federal statutory rate of 35%.

(3)	Interest income on loans includes loan fees of $736,000 for the three months ended March 31, 2004 and $988,000 for the three months ended December 31, 2003.

(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense that are not attributable specifically to either volume or rate are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans.

	Three months ended March 31, 2004 compared with the same period ended March 31, 2003 favorable / (unfavorable)			Three months ended March 31, 2004 compared with the same period ended December 31, 2003 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$100	$(35)	$65	$(12)	$40	$28
Other short-term investments	(271)	270	(1)	(5)	12	7
Securities available for sale:
Taxable	(1,834)	(972)	(2,806)	(1,294)	1,512	218
Tax-exempt	38	(145)	(107)	(48)	1	(47)
Loans	(4,120)	(3,630)	(7,750)	(1,636)	(22)	(1,658)

Total interest income	(6,085)	(4,514)	(10,599)	(2,996)	1,544	(1,452)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(822)	1,990	1,168	(194)	(113)	(307)
Time deposits over $100,000	400	663	1,063	105	115	220
Other time deposits	1,484	1,544	3,028	793	(51)	742

Total interest-bearing deposits	1,063	4,196	5,259	704	(49)	655
Other borrowings	2,139	2,103	4,242	212	719	931
Subordinated debt	—	302	302	—	15	15

Total interest expense	3,202	6,601	9,803	916	685	1,601

Net increase (decrease) in net interest income	$(2,884)	$2,088	$(796)	$(2,080)	$2,229	$149

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

The provision for loan and lease losses in the first quarter of 2004 was $2.0 million, compared to $7.0 million in the fourth quarter of 2003 and $6.5 million in the first quarter of 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our loan and lease loss reserve and the level of net charge-offs for the quarter. Consistent with the fourth quarter of 2003, we did not to replenish the reserve for the losses from the Shared National Credit (“SNC”)/Corporate Finance activities because we believe that the limited remaining loans in that portfolio are adequately reserved and that no new loans are being funded to replace the loans which we charged-off. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

Non-interest Income

The following table sets forth information concerning non-interest income by category for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Insurance agency commissions and fees	$34,581	$27,747	$31,174	$27,945	$30,642
Service charges and other fees	2,623	2,754	2,792	2,995	2,831
Rental revenues on operating leases	2,317	1,934	1,537	1,234	877
Loan and international banking fees	1,974	2,188	2,668	2,421	2,038
Gain on sale of securities, net	1,166	764	38	3,136	2,023
Trust fees	851	925	813	819	757
Gain on sale of loans	400	1,113	1,515	364	1,543
ATM network revenue	360	430	492	445	406
Other income	3,201	2,678	2,895	2,962	3,647

Total non-interest income	$47,473	$40,533	$43,924	$42,321	$44,764

The increase in non-interest income during the first quarter of 2004, as compared to the fourth quarter of 2003, is primarily due to the increases in insurance agency commissions, rental revenues on operating leases and gain on sale of securities, net. This was partially offset by a decrease in the service charges and other fees, loan and international banking fees and the gain on sale of loans. Non-interest income increased during the first quarter of 2004, as compared to the first quarter of 2003, primarily due to the increase in insurance agency commissions and rental revenues on operating leases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in insurance agency commission and fees in the first quarter of 2004, as compared to the first quarter of 2003, was primarily a result of the S&C acquisition in July 2003 and ABD’s internal growth. Excluding S&C’s results for the first quarter of 2004, our insurance agency commissions and fees were $31.2 million for the first quarter of 2004, as compared to $30.6 million for the first quarter of 2003. First quarter 2004 results, as compared to the fourth quarter of 2003, also reflect the seasonality of ABD’s revenues. During the first quarter of 2004, ABD received a significant portion of its annual override income which represents bonus payments from insurance companies based on ABD’s production during the prior calendar year. The amount of override income is not estimable before receipt, and therefore this income is not recorded until received.

Recent news articles have reported that the New York Attorney General is investigating certain insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. The focus of these inquiries appears to be on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of business. It is possible that the California Department of Insurance may also be reviewing these arrangements. ABD receives payments of this nature from insurance companies. It is uncertain whether there are any similarities between the nature of ABD’s relationship or arrangements with its insurance carriers and those of the firms being investigated in New York. As such, it is also uncertain at this time whether these actions could impact ABD’s arrangements with its insurance carriers or its ability to collect these payments in the future.

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage IRR and in consideration of other factors, such as the anticipation of increases in prepayment rates. Specific IRR program initiatives can cause us to increase the volume of sales transactions and can result in an increase in gains on securities in the periods when such initiatives occur. In 2002, we made the decision to de-leverage the balance sheet by reducing the securities portfolio. This decision resulted in significant securities sales activities, which continued into the first part of 2003 and resulted in significantly larger securities gains than we had recognized either before or since. The gain on sale of securities also includes a $198,000 loss for the first quarter of 2004, a $141,000 gain for the fourth quarter of 2003 and a $1.5 million loss for the first quarter of 2003 recognized on derivative instruments marked to market through earnings as well as hedging ineffectiveness in accordance with SFAS No. 133 and SFAS No. 138.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital, which was formed in 2002. The increase in revenues generated by that operating division is the result of the growth in the size of the portfolio from this new line of business.

Of the first quarter 2004 gain on sale of loans, $210,000 related to the sale of $3.9 million of Matsco’s loan production, compared to a $1.0 million gain on the sale of $18.3 million of Matsco’s loan production in the fourth quarter of 2003 and a $1.2 million gain on the sale of $9.7 million of Matsco’s loan production in the first quarter of 2003. The remaining gain on sale of loans relates to the sale of SBA loans. The gain on sale of SBA loans increased to $190,000 during the first quarter of 2004, compared to $113,000 during the fourth quarter of 2003 and $347,000 during the first quarter of 2003. The level of the gain on sale of loans is generally dependent on our periodic decision making process with regards to loan sale levels. We do not have any programs in place to sell a set amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and the period of time we would need to hold the loan in order to earn the same revenues we could generate from the sale of the loan under current market conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Compensation and benefits	$49,584	$44,681	$43,309	$42,001	$45,432
Occupancy and equipment	10,205	10,390	10,695	10,171	9,642
Legal and other professional fees	3,298	3,641	3,601	4,390	4,962
Amortization of intangibles	2,071	1,889	1,949	1,671	1,671
Depreciation - equipment leased to others	1,905	1,712	1,096	1,072	735
Telephone, postage and supplies	1,749	1,854	1,767	1,878	1,746
Marketing and promotion	1,669	1,755	1,428	1,822	1,115
Insurance	1,271	837	1,131	1,283	1,236
Correspondent bank and ATM network fees	1,241	1,245	1,495	1,717	1,701
Data processing	1,227	1,267	1,431	1,407	1,251
Contribution to Greater Bay Bancorp Foundation	900	—	—	—	—
FDIC insurance and regulatory assessments	500	505	588	482	498
Dividends paid on preferred stock of real estate investment trusts	456	464	453	454	453
Directors’ fees	365	303	294	293	338
Client service expenses	327	337	294	318	344
Expenses on other real estate owned	134	—	546	518	1
Other expenses	3,142	3,199	2,464	2,769	2,217

Total operating expenses	$80,044	$74,079	$72,541	$72,246	$73,342

Efficiency ratio	65.16%	64.00%	62.21%	62.21%	60.65%
Total operating expenses to average assets	4.26%	3.82%	3.62%	3.60%	3.75%

We compute the efficiency ratio by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The primary reasons for the increases in operating expenses during the first quarter of 2004 as compared to the fourth quarter of 2003 and the first quarter of 2003 include the following:

•	Compensation and benefits expenses increased in the first quarter of 2004 to $49.4 million, compared to $44.7 million in the fourth quarter of 2003 and $45.4 million in the first quarter of 2003. This increase is primarily as a result of the S&C acquisition, the seasonal impact of payroll taxes and benefits and bonuses paid to ABD employees;

•	During the end of 2002 and the first half of 2003, we added personnel and resources, both internal and external, to enhance our enterprise-wide risk management and regulatory compliance programs and processes. Legal and professional fees for the first quarter of 2004 declined as the enhancements to our enterprise-wide risk management and regulatory compliance were completed. We expect to see related expenditures in compensation and benefits expense and legal and other professional fees in future periods for costs related to the ongoing application of these enhancements, although we anticipate that these costs will be lower than levels experienced during implementation. The decline in legal and professional fees incurred to enhance our enterprise-wide risk management and regulatory compliance programs and processes was partially offset by external charter consolidation costs. External charter consolidation costs during the first quarter of 2004 were approximately $200,000. There were no such costs during the same period of 2003. During 2003 and 2004, we also devoted resources to documenting and enhancing controls required by the Sarbanes-Oxley Act of 2002. We anticipate incurring additional such costs for at least the remainder of 2004;

•	Depreciation - equipment leased to others represents expenses related to operating equipment leases financed by Greater Bay Capital, which was formed in 2002. The increase in expenses related to that operating division is the result of the growth in the size of the portfolio from this new line of business; and

•	During the first quarter of 2004, we contributed $900,000 to the Foundation. We do not anticipate continuing contributions to the Foundation at these same levels for the remainder of 2004. We did not make a similar contribution during 2003 as the Foundation had sufficient funds to meet its desired grant levels.

Income Taxes

Our effective income tax rate for the first quarter of 2004 was 39.1%, as compared to 38.0% for the same period in 2003. The effective rates were lower than the statutory rate of 42% due to California enterprise zone interest income exclusion, life insurance cash surrender values and tax-exempt income on municipal securities.

During the first quarter of 2004 and 2003, we did not take any financial statement tax benefit for the subsidiary REITs and recorded an expense and corresponding tax liability for all income arising from our subsidiary REITs. We do not anticipate recording any California tax benefits related to the subsidiary REITs for 2004 for financial statement purposes. Based on our tax position, we currently do not believe we would have to increase our tax expense for any additional California franchise taxes arising from our REIT subsidiaries.

With respect to our California franchise taxes, we intend to claim benefits arising from the REIT transactions, as we believe the tax benefits claimed have merit and we would contest any disallowance of such benefits in appropriate proceedings if necessary. Should we prevail in our position, the financial statement tax benefit would be recognized in the period that the issue is settled with the California Franchise Tax Board.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income of Business Segments

We are organized along community banking, specialty finance, trust services and insurance brokerage services business segments. The income before provision for income taxes for each business segment are as follows:

	Three months ended March 31,
(Dollars in thousands)	2004	2003
Community banking	$29,388	$26,520
Specialty finance	7,869	6,939
Insurance brokerage services	6,731	7,304
Trust services	252	52

For the community banking business segment, total assets decreased $758.9 million to $6.3 billion, as compared to $7.1 billion at March 31, 2003. The decrease in total assets is primarily the result of loans, net for the segment decreasing by $343.7 million and securities available for sale for the segment by $272.4 million. Despite the decline in assets, this segment’s net interest income after provision for loan and lease losses for the three month period ended March 31, 2004, increased by $2.3 million as compared to the same period ended. This increase was the result of changes in the asset mix for the segment and decreased funding costs.

For the specialty finance business segment, total assets increased $90.3 million to $1.2 billion, as compared to $1.1 billion at March 31, 2003. The increase in total assets is primarily the result of loans, net for the segment increasing by $66.3 million. Specialty finance’s net interest income after provision for loan and lease losses for the three month period ended March 31, 2004, increased by $1.8 million as compared to the same period ended March 31, 2003. This increase was primarily the result of the increase in segment loans and a decrease in funding costs.

Income before provision for income taxes for insurance brokerage services deceased for the three month period ended March 31, 2004 as compared to the same period in 2003 as a result of the growth in operating expenses exceeding revenue growth. Non-interest income, comprised primarily of insurance agency commissions and fees, increased $4.0 million to $34.7 million during the three month period ended March 13, 2004, as compared to $30.6 million for the same period in 2003. Segment operating expenses increased $4.6 million to $28.1 million during the three month period ended March 13, 2004, as compared to $23.6 million for the same period in 2003.

For additional information regarding our results by business segments, see Note 6 of the “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Total assets increased $39.9 million to $7.64 billion at March 31, 2004, compared to $7.60 billion at December 31, 2003.

Securities Available for Sale

The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. Securities available for sale are recorded at fair value. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term securities as securities available for sale. These other investments are included in cash and cash equivalents.

Securities decreased 2.2% to $2.18 billion at March 31, 2004 from $2.22 billion at December 31, 2003. During 2003, we de-leveraged the balance sheet by reducing the size of the securities portfolio and related wholesale borrowings. While we have reached the target level for our securities portfolio, market conditions or a different mix of fixed rate versus variable rate securities could change the ultimate size and composition of the portfolio.

At March 31, 2004, 73.0%, of our total securities were invested in mortgage and mortgage related securities, as compared to 71.2%, at December 31, 2003. Although the stated maturity of these securities is as long as 30 years, due to periodic principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is just under four years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the composition of our loan portfolio at the dates indicated.

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$1,929,257	44.7%	$1,937,766	43.9%
Term real estate - commercial	1,632,921	37.9	1,636,356	37.1

Total commercial	3,562,178	82.6	3,574,122	81.0
Real estate construction and land	479,692	11.1	537,079	12.2
Real estate other	261,127	6.1	273,504	6.2
Consumer and other	146,022	3.4	167,593	3.8

Total loans, gross	4,449,019	103.2	4,552,298	103.2
Deferred fees and discounts, net	(12,812)	(0.3)	(14,491)	(0.3)

Total loans, net of deferred fees	4,436,207	102.9	4,537,807	102.9
Allowance for loan and lease losses	(122,609)	(2.9)	(126,168)	(2.9)

Total loans, net	$4,313,598	100.0%	$4,411,639	100.0%

Total loans declined by $283.0 million from March 31, 2003 to March 31, 2004 and by $101.6 million from December 31, 2003 to March 31, 2004. This year-over-year decline was primarily attributable to a decline of $224.3 million in the construction and land loan portfolio which is reflective of the relatively diminished level of this activity in our primary service areas. The decline in outstanding loans is consistent with what we perceive as a continued softness in regional demand. We are continuing our pursuit of new business opportunities, but will not compromise our credit standards and principles in that process.

The following table presents the maturity distribution of our commercial, term real estate – commercial, real estate construction and land, real estate other and consumer and other portfolio and the allocation between fixed and variable rate loans at March 31, 2004.

(Dollars in thousands)	Commercial	Term real estate- commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
Loans maturing in:
One year or less:
Fixed rate	$190,156	$65,024	$107,941	$4,656	$15,214	$382,991
Variable rate	463,405	65,442	309,774	17,620	40,554	896,795
One to five years:
Fixed rate	492,869	288,655	6,485	13,309	31,608	832,926
Variable rate	244,979	372,992	50,772	56,763	41,752	767,258
After five years:
Fixed rate	411,397	313,260	1,628	1,475	16,800	744,560
Variable rate	126,451	527,548	3,092	167,304	94	824,489

Total	$1,929,257	$1,632,921	$479,692	$261,127	$146,022	$4,449,019

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

The following table sets forth information regarding nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Nonperforming loans:
Nonaccrual loans	$48,042	$61,700	$58,072	$46,491	$37,285

Total nonperforming loans	48,042	61,700	58,072	46,491	37,285
OREO	1,200	—	—	2,500	3,000

Total nonperforming assets	$49,242	$61,700	$58,072	$48,991	$40,285

Restructured loans on accrual status	$439	$240	$3,500	$—	$—

Accruing loans past due 90 days or more	$—	$—	$50	$277	$—

Nonperforming loans to total loans	1.08%	1.36%	1.26%	0.99%	0.79%
Nonperforming assets to total assets	0.64%	0.81%	0.75%	0.61%	0.51%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.12%	1.36%	1.34%	1.05%	0.85%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.65%	0.81%	0.79%	0.61%	0.51%

The amount of interest income on nonaccrual loans that was included in net income was $46,000 during the first quarter of 2004, $535,000 during the fourth quarter of 2003 and $95,000 during the first quarter of 2003. The gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $756,000 during the first quarter of 2004, $1.1 million during the fourth quarter of 2003 and $924,000 during the first quarter of 2003.

At March 31, 2004, $4.7 million and at December 31, 2003, $3.4 million in restructured loans were also on nonaccrual status and are included in nonaccrual loans above. There was a principal reduction concession of $504,000 allowed on restructured loans during the fourth quarter of 2003. There were no principal reduction concessions allowed on restructured loans during the first quarter of 2004.

Interest income from restructured loans on accruing status totaled $2,000 for the first quarter of 2004 and $5,000 for the fourth quarter of 2003. The foregone interest income for the restructured loans on accruing status totaled $2,000 for the first quarter of 2004 and $1,000 for the fourth quarter of 2003.

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

The details of our nonperforming loans at March 31, 2004 and December 31, 2003 were as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Commercial
SNC/Corporate Finance	$12,741	$12,745
Matsco	9,588	7,520
SBA	2,828	4,845
Venture Banking Group	3,412	3,514
Other commercial	9,801	15,398

Total commercial	38,370	44,022
Real estate:
Term real estate - commercial	7,054	15,003
Real estate construction and land	1,548	1,568
Real estate other	539	536

Total real estate	9,141	17,107
Consumer and other	531	571

Total nonperforming loans	$48,042	$61,700

The decrease in nonperforming assets was primarily in three areas: commercial term real estate of $7.9 million, other commercial loans of $5.6 million and SBA credits of $2.0 million. We believe that we have a minimal loss exposure on the SBA credits, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonperforming assets based on the current real estate collateral valuations. Based on our analysis of the SNC/Corporate Finance portfolio and as we have discontinued lending to non-relationship SNC clients, we believe that nonperforming assets in that portfolio are adequately reserved.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures an Amendment of SFAS No. 114” (“SFAS No. 114 and 118”), a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and indirectly, our allowance for loan and lease losses. Impaired loans were $48.0 million at March 31, 2004, $61.7 million at December 31, 2003 and $37.3 million at March 31, 2003. During the first quarter of 2004 and fourth quarter of 2003, we recognized no interest income during the time within the year that the loans were impaired. As of March 31, 2004 and December 31, 2003, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition to the loans disclosed above as nonaccrual or restructured, management also has identified loans totaling approximately $10.8 million that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, be removed from nonaccrual status, become restructured loans or other real estate owned in the future.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s determination of losses inherent in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged-off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Period end gross loans outstanding	$4,449,019	$4,552,298	$4,616,882	$4,722,378	$4,734,242
Average loans outstanding	$4,501,141	$4,556,111	$4,667,233	$4,750,886	$4,742,974
Allowance for loan and lease losses:
Balance at beginning of period	$126,168	$128,499	$130,030	$129,818	$129,613
Charge-offs:
Commercial	(5,816)	(6,350)	(9,870)	(6,089)	(7,791)
Term real estate - commercial	(1,117)	(1,025)	(61)	(1,576)	(894)

Total commercial	(6,933)	(7,375)	(9,931)	(7,665)	(8,685)
Real estate construction and land	—	(2,595)	—	—	—
Real estate other	—	(54)	—	—	—
Consumer and other	(285)	(216)	(257)	(331)	(329)

Total charge-offs	(7,218)	(10,240)	(10,188)	(7,996)	(9,014)

Recoveries:
Commercial	1,538	278	559	1,104	2,647
Term real estate - commercial	—	—	25	338	1

Total commercial	1,538	278	584	1,442	2,648
Real estate construction and land	48	593	—	—	—
Real estate other	—	—	—	—	—
Consumer and other	73	38	73	66	76

Total recoveries	1,659	909	657	1,508	2,724

Net charge-offs	(5,559)	(9,331)	(9,531)	(6,488)	(6,290)
Provision charged to income	2,000	7,000	8,000	6,700	6,495

Balance at end of period	$122,609	$126,168	$128,499	$130,030	$129,818

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.50%	0.81%	0.81%	0.55%	0.54%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.50%	0.67%	0.63%	0.54%	0.54%
Allowance as a percentage of period end loans outstanding	2.76%	2.77%	2.78%	2.75%	2.74%
Allowance as a percentage of nonperforming assets	248.99%	204.49%	221.28%	265.42%	322.25%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our outstanding non-relationship SNC/Corporate Finance portfolio totaled $15.1 million at March 31, 2004 and $19.2 million at December 31, 2003. We have not originated a new non-relationship SNC/Corporate Finance loan since January 2000 and we do not expect to re-enter this market in the foreseeable future. The total non-relationship SNC/Corporate Finance portfolio as of March 31, 2004 had commitments of only $15.7 million. During the past year, total commitments in our SNC/Corporate Finance portfolio have been reduced by $20.2 million and the funded amount has been reduced by $17.3 million.

The following table sets forth information concerning our SNC/Corporate Finance portfolio charge-offs for the periods indicated:

	For the three month periods ended
(Dollars in thousands)	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
SNC/Corporate Finance portfolio net charge-offs	$2,926	$2,489	$3,925	$2,816	$1,055
SNC/Corporate Finance portfolio net charge-offs as a percentage of total net charge-offs	52.6%	26.7%	41.2%	43.4%	16.8%

During the first quarter of 2004, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses. Our analysis consists of two key components, an individual loan impairment component and a pool loan analysis component. Our analysis results in a range of allowance and management makes a determination regarding the most appropriate level within the range.

The individual loan impairment component is equal to the balance of specific reserves, which are established for impaired loans as defined by SFAS 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. The amount of impairment is estimated and the book value of the loan is adjusted for the amount of impairment by taking a charge-off against the loan or a specific reserve is established. If the impaired value is reasonably certain, a charge-off is taken. A specific reserve is appropriate when the impaired value has a good degree of uncertainty and a more precise value will be obtained by a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance.

The pool loan analysis is a migration-based analysis that results in a range of allowance and consists of two key components. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default.

In addition, the pool loan analysis includes an estimated range of unidentified, incurred loss. We believe that borrowers are impacted by events that result in loan default and eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, loss of a major tenant in this example, and our knowledge of this event. As such, credit risk ratings may not sufficiently reflect current risk, particularly during times of significant economic downturn. Incremental loss associated with pass credits that may have experienced a loss-causing event is estimated as a range. Management evaluates qualitative factors to determine the appropriate level of allowance within the range. Qualitative factors may include such considerations as the general economic environment in our marketplace, and in particular, the state of the real estate market in the San Francisco Bay Area as well as other factors.

As we add new products, increase in complexity, and expand our geographic coverage, we will further enhance our methodology to keep pace with the size and complexity of the loan portfolio. We have periodically engaged outside firms to independently assess our methodology and, on an ongoing basis, we engage outside firms to perform independent credit reviews of our loan portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

While our current methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses is adequate as of March 31, 2004 to cover inherent losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

Deposits

Total core deposits (which exclude institutional time deposits) increased by $277.3 million compared to March 31, 2003 and by $183.8 million compared to December 31, 2003. This represents a year-over-year growth rate of 6.20% and an annualized growth rate of 16.20% when compared to December 31, 2003. Institutional time deposits are comprised of brokered deposits and California state treasury deposits. Brokered deposits were $168.8 million at March 31, 2004 and $483.8 million at December 31, 2003. Total deposits were $5.2 billion at March 31, 2004, a decrease of 2.5% from $5.3 billion at December 31, 2003. Total deposits declined by $340.3 million versus March 31, 2003 and by $131.2 million versus December 31, 2003 which is consistent with our reduced need to fund our investment portfolio with institutional time deposits during those periods.

Borrowings

Borrowings were $1.5 billion at March 31, 2004 and $1.3 billion at December 31, 2003. At March 31, 2003, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES, a term loan, securities sold under agreements to repurchase and other notes payable. The increase in borrowings during 2004 reflects the CODES issuance during the first quarter of 2004.

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

Net cash provided by operating activities totaled $14.8 million in the first quarter of 2004 and $35.6 million in the same period of 2003. Cash provided by investing activities totaled $160.0 million and $182.9 million in the first quarter of 2004 and 2003, respectively.

Net cash provided by financing activities was $17.2 million in the first quarter of 2004. Net cash used by financing activities was $157.8 million in the first quarter of 2003. For first quarter of 2004, the decline in deposit activities decreased cash by $131.2 million. For first quarter of 2003, deposit gathering activities generated cash of $249.5 million. Short-term and long-term borrowings increased $198.0 million in the first quarter of 2004 and decreased $401.8 million for the first quarter of 2003.

As of March 31, 2004, we did not have any material commitments for capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Greater Bay is a company separate and apart from the Bank, ABD and its other subsidiaries and therefore it must provide for its own liquidity. In addition to its own operating expenses, Greater Bay is responsible for the payment of the interest on its term loan, senior notes and the subordinated debt, the contingent interest on the CODES, and the dividends on our capital stock. On April 23, 2004, certain holders of the CODES due 2022 exercised their put right and as a result, we repurchased CODES with an accreted value of $74.1 million. The CODES were repurchased at their accreted value, and the source of funds was available cash. Substantially all of Greater Bay’s revenues are obtained from management fees, interest received on its securities and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to Greater Bay. Under such restrictions, the amount available for payment of dividends to Greater Bay totaled $41.3 million at March 31, 2004. We do not believe that such a limitation will adversely impact Greater Bay’s ability to meet its ongoing cash obligations. See Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning Greater Bay’s obligations under its term loan, the senior notes, the subordinated debt and the CODES.

Capital Resources

Shareholders’ equity at March 31, 2004 decreased to $736.2 million from $750.5 million at December 31, 2003. Greater Bay declared dividends per common share of $0.1425 during the three months ended March 31, 2004 and $0.54 in the year ended December 31, 2003. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share during the first quarter of 2004 and each quarter of 2003 or an annual rate of $3.625 per preferred share.

During the first quarter of 2004, we initiated a share repurchase program that authorized the purchase of up to $70 million in common stock. We completed a stock repurchase of 1,695,273 shares of common stock with a total market value of $46.8 million during the first quarter of 2004. We used proceeds from the CODES issued during the first quarter of 2004 for this repurchase.

During the first quarter of 2004 and fourth quarter of 2003, we issued 89 shares and 195,000 shares respectively, of 7.25% noncumulative convertible preferred stock. These shares were issued in connection with the final determination of the year-end earn-out payment for ABD. During the first quarter of 2003, we reduced the number of shares of 7.25% noncumulative convertible preferred stock issued by approximately 43,394 shares because of the final determination of the 2002 earn-out payment.

During 2002, we formed and funded MPBIT and SJNBIT, both of which were Maryland real estate investment trusts and wholly owned subsidiaries of Mid-Peninsula Bank and San Jose National Bank, respectively. On February 1, 2004, MPBIT and SJNBIT were merged into CNBIT I, a wholly owned subsidiary of the Bank. These entities were formed in order to provide flexibility in raising capital.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Federal Reserve and the OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at March 31, 2004 and the two highest levels recognized under these regulations were as follows:

	Tangible equity	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Company:
March 31, 2004	7.11%	9.64%	12.58%	13.84%
December 31, 2003	7.33%	9.98%	12.87%	14.13%
March 31, 2003	6.69%	9.18%	12.08%	13.34%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

Our tangible equity to asset ratio decreased from 7.33% at December 31, 2003 to 7.11% at March 31, 2004. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that are deducted from total equity and total assets to arrive at tangible equity and tangible assets. At March 31, 2004, total goodwill and other intangibles was $224.1 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations based upon the recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and other intangibles value. Tangible equity and the tangible equity ratios are non-GAAP financial information. We believe that the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets for the period indicated:

(Dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Shareholders’ equity	$644,109	$658,765	$615,079
Convertible preferred stock	92,050	91,752	80,441
REIT preferred securities	15,302	15,302	15,650

	751,461	765,819	711,170
Less: goodwill and other intangibles	(224,095)	(225,229)	(191,580)

Tangible equity	$527,366	$540,590	$519,590

Total assets	$7,641,347	$7,601,423	$7,965,317
Less: goodwill and other intangibles	(224,095)	(225,229)	(191,580)

Tangible assets	$7,417,252	$7,376,194	$7,773,737

We currently utilize a capital allocation model that incorporates economic factors, historical factors and our actual operating results to measure our capital levels in relation to our risk profile. The capital allocation model indicate that our risk profile and capital position should provide us with the flexibility to manage our capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of March 31, 2004.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,170,777	$—	$—	$—	$1,170,777
Commitments under letters of credit	109,929	—	—	—	109,929
Deposits	5,106,917	61,024	13,486	16	5,181,443
Borrowings	947,380	295,632	26,666	210,888	1,480,566
Capital lease obligations	—	—	—	—	—
Operating lease obligations	18,080	48,371	15,257	24,042	105,750
Purchase obligations	9,641	—	—	—	9,641
Other liabilities	176,428	—	—	51,449	227,877

Total	$7,539,152	$405,027	$55,409	$286,395	$8,285,983

The obligations are categorized by their contractual due dates. Approximately $235.2 million of the commitments to fund loans relate to real estate construction and a significant percentage is expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At March 31, 2004, we had potential future venture capital funding requirements of $9.6 million.

RECENT ACCOUNTING DEVELOPMENTS

Accounting for Stock-Based Compensation – Transition and Disclosure

In January 2003, the FASB issued SFAS No. 148 which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25, certain disclosures have to be made for any period for which an income statement is presented.

SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2003. We continue to apply APB No. 25 in accounting for stock-based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Participating Securities and the Two-Class Method Under FASB Statement No. 128, “Earnings Per Share”

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue also provides further guidance in applying the two-class method of calculating earnings per share. It clarifies what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.

The consensuses reached by the EITF on Issue 03-6 are effective for fiscal periods beginning March 31, 2004. Management has evaluated Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. Although we are doing so to a lesser extent than in prior years, we have generally focused our investment activities on securities with terms or average lives averaging approximately three and a half years which effectively lengthens the average duration of our assets. We have utilized short-term borrowings and deposit marketing programs to shorten the effective duration of our liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to manage the IRR of certain long-term debt instruments. When these derivative instruments were acquired, they were determined to be highly effective and were accounted for as hedges under SFAS No. 133 and 138. Changes in value attributed to ineffectiveness were recorded in current income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

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

Change in interest rates (Dollars in millions)	March 31, 2004
	Net portfolio value	Projected change
		Dollars	Percentage
100 basis point rise	$1,407.1	$35.0	2.6%
Base scenario	1,372.1	—	—
100 basis point decline	1,307.6	(64.5)	-4.7%

Change in interest rates (Dollars in millions)	March 31, 2003
	Net portfolio value	Projected change
		Dollars	Percentage
100 basis point rise	$1,003.0	$16.0	1.6%
Base scenario	987.0	—	—
100 basis point decline	924.0	(63.0)	-6.5%

The preceding table indicates that as of March 31, 2004 an immediate and sustained 100 basis point increase in interest rates would increase our market value of portfolio equity by approximately 2.6% and an immediate and sustained 100 basis point decrease in interest rates would decrease our market value of portfolio equity by approximately 4.7%. The foregoing analysis attributes significant value to our noninterest-bearing deposit balances.

The net portfolio value of equity as of March 31, 2004 was $1.4 billion as compared to $987.0 million as of March 31, 2003. The major reason for the increase was an increase in the valuation of the Bank’s core deposits. Recent analysis of the deposit portfolio revealed these products add more value to the Bank, resulting in a significant increase in their contribution to the calculation of the net portfolio value of equity. The second reason is the growth of the actual core deposit portfolio.

In addition, there has been an increase in the projected change of market value of portfolio equity due to a 100 basis point rise in interest rates between March 31, 2004 and 2003. We reduced the size of our aggregate fixed rate securities portfolio in the period between March 31, 2003 and 2004 which resulted in the increase in the projected change of market value of portfolio equity in the event of a 100 basis point rise in interest rates. This impact is partially offset by the fact that prepayment rates are currently lower than a year ago, which increases the average lives of the securities portfolio and as a result, also increases the duration of total assets.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of March 31, 2004, the analysis indicates that our net interest income before provision for loan and lease losses for the next 12 months would increase by 2.46% if rates increased 100 basis points, and decrease by 2.98% if rates decreased 100 basis points.

This analysis indicates the impact of change in net interest income for the given instantaneous set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its composition remains similar to the composition at quarter-end. It does not account for all the factors that impact this analysis including changes that management may make in the balance sheet composition to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income. As such, the results of this sensitivity analysis should not be relied upon as indicative of actual future results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

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

The following table shows interest sensitivity gaps for different intervals as of March 31, 2004 and 2003:

(Dollars in thousands)	Immediate or one day	2 days to 6 months	7 months to 12 months	1 Year to 3 years	4 years to 5 years	More than 5 years	Total rate sensitive	Total non- rate sensitive	Total
As of March 31, 2004
Assets:
Cash and due from banks	$216,000	$3,119	$—	$—	$—	$—	$219,119	$248,776	$467,895
Securities available for sale	69,996	691,022	93,224	425,512	287,707	584,967	2,152,428	24,902	2,177,330
Loans	1,794,235	702,751	325,648	895,304	617,721	102,895	4,438,554	(2,347)	4,436,207
Allowance for loan and lease losses	—	—	—	—	—	—	—	(122,609)	(122,609)
Other assets	—	—	—	—	—	—	—	682,524	682,524

Total assets	$2,080,231	$1,396,892	$418,872	$1,320,816	$905,428	$687,862	$6,810,101	$831,246	$7,641,347

Liabilities and Equity:
Deposits	$3,080,022	$877,969	$112,329	$61,024	$13,486	$16	$4,144,846	$1,036,597	$5,181,443
Borrowings	3,766	847,602	111,567	295,632	26,666	190,888	1,476,121	4,445	1,480,566
Other liabilities	—	7,449	—	—	—	—	7,449	235,730	243,179
Shareholders’ equity	—	—	—	—	—	—	—	736,159	736,159

Total liabilities and equity	$3,083,788	$1,733,020	$223,896	$356,656	$40,152	$190,904	$5,628,416	$2,012,931	$7,641,347

Gap	$(1,003,557)	$(336,128)	$194,976	$964,160	$865,276	$496,958	$1,181,685	$(1,181,685)	$—
Cumulative Gap	$(1,003,557)	$(1,339,685)	$(1,144,709)	$(180,549)	$684,727	$1,181,685	$1,181,685	$—	$—
Cumulative Gap/total assets	-13.13%	-17.53%	-14.98%	-2.36%	8.96%	15.46%	15.46%	0.00%	0.00%

As of March 31, 2003
Gap	$(484,674)	$(331,160)	$152,841	$1,093,358	$555,704	$321,361	$1,307,430	$(1,307,430)	$—
Cumulative Gap	$(484,674)	$(815,834)	$(662,993)	$430,365	$986,069	$1,307,430	$1,307,430	$—	$—
Cumulative Gap/total assets	-1.17%	-12.18%	-13.57%	-3.93%	-4.75%	-12.72%	-12.72%	0.00%	0.00%

The foregoing table indicates that we had a one-year cumulative negative gap of $(1.1) billion, or (15.0)% of total assets, at March 31, 2004. In theory, this would indicate that $1.1 billion more in liabilities than assets would reprice over the next 365 days if there were a change in interest rates at March 31, 2004. Thus, if interest rates on assets and liabilities were to increase in equal amounts, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

The negative gap for the immediate or one-day period increased $518.9 million between March 31, 2003 and 2004. This increase in the immediate or one-day period was due to an increase in non-term deposits which are included in this category (see below for a further discussion regarding non-term deposits) and a decrease in variable rate loans on a period-to-period basis. The negative gap for the 2-days to 6-months category increased $5.0 million between March 2003 and 2004 due to a decrease in loans and securities and the increase in the amount of borrowings which was partially offset by the decrease in term CD’s. The gap for the 7-months to 12-months category increased $42.1 million between March 2003 and 2004 due to a decrease in the amount of borrowings, and to a lesser degree, deposits in this category, which are offset by the decrease in the securities portfolio. As a result of the foregoing, the cumulative gap for the 12-month period as of March 31, 2004 showed an increase in interest rate sensitivity as compared to March 31, 2003. This increase is mainly due to the reduction of loans and, to a lesser extent, the securities portfolio at March 31, 2004 as compared to March 31, 2003 offset by an increase in deposits.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as changing prepayment speeds as interest rates change, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the Gap analysis behave like long-term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the Gap analysis. In fact we expect to experience higher net interest income when rates rise, opposite of what is indicated by the Gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary IRR management tools.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the quarter ended March 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2004, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings — Not applicable

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Set forth below is certain information regarding repurchases of the our common stock during the first quarter of 2004:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
January 1, 2004 through January 31, 2004	—	$—	—	$—
February 1, 2004 through February 29, 2004	—	—	—	—
March 1, 2004 through March 31, 2004	1,695,273	27.60	1,695,273	23,210

Total	1,695,273	$27.60	1,695,273	$23,210

On March 17, 2004, Greater Bay announced a repurchase program that authorized the purchase of up to $70 million in common stock from time to time in privately negotiated transactions and in the open market. The repurchase program does not have an expiration date and we have not terminated the plan.

Recent Sales of Unregistered Securities

On March 23, 2004, we issued $265,212,000 principal amount at maturity of CODES due 2024. Our gross cash proceeds from the transaction was approximately $240 million. The CODES were sold to institutional investors in a private transaction subject to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144A promulgated there under. Lehman Brothers Inc. was the initial purchaser of the CODES. The initial purchaser received a commission of approximately $6.0 million in connection with the transaction. Based on the representations and warranties made in the Purchase Agreement, we believe that we could rely on the aforementioned exemptions from registration contained in the Securities Act.

Holders may convert the CODES initially into 23.7582 shares of common stock per $1,000 principal amount subject to adjustment under certain circumstance as set forth in the indenture prior to stated maturity. The CODES are convertible in the following circumstances:

•	During any fiscal quarter if the sale price of our common stock is above 120% of the accreted conversion price measured over a specified number of trading days;

•	During the five business-day period following any 10 consecutive trading-day period in which the average trading price of the CODES, as determined following a request from a holder to make a determination, for that 10 trading-day period was less than 98% of the average conversion value for the CODES during that period, subject to certain limitations;

•	During any period following the 30th day after the initial issuance of the CODES: (1) in which the credit rating assigned to the CODES by Moody’s is lower than “Ba3” or by Standard & Poor’s is lower than “BB-,” (2) in which the credit rating assigned to the CODES is suspended or withdrawn by either rating agency, or (3) in which neither agency continues to rate the CODES or provides ratings services or coverage to us;

•	If the CODES have been called for redemption; and

•	Upon the occurrence of specified corporate transactions.

PART II. OTHER INFORMATION

(Continued)

ITEM 3.	Defaults Upon Senior Securities – Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders – Not applicable

ITEM 5.	Other Information – Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a)	Exhibits

Exhibit No.	Description of Exhibits

4.1	Indenture dated as of March 23, 2004 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee, for CODES due 2024.

4.2	Form of CODES due 2024 (included in Exhibit 4.1).

4.3	Resale Registration Rights Agreement among Greater Bay Bancorp and Lehman Brothers Inc., dated as of March 23, 2004, for CODES due 2024.

10.1	Amendment No. 3 to Credit Agreement, dated as of March 10, 2004, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association.

10.2	Employee Supplemental Compensation Benefits Agreement dated as of January 1, 2003, between Greater Bay Bancorp and David L. Kalkbrenner. (1)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Represents executive compensation plans and agreements of Greater Bay Bancorp. This agreement supersedes Exhibit 10.3 filed with the Annual Report on Form 10-K for the year ended December 31, 2003. That Exhibit inadvertently contained the incorrect version of the agreement.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, Greater Bay filed the following Current Reports on Form 8-K: (1) January 21, 2004 under Item 12 (containing a press release announcing fourth quarter and the year ended 2003 results); (2) January 27, 2004 under Items 5, 7 and 9 (containing a slide presentation for analysts’ conference); (3) February 2, 2004 under Items 5, 7 and 9 (containing a press release announcing the completion of the consolidation of its eleven subsidiary banks into one national bank, named Grater Bay Bank, National Association and the charter consolidation); (4) March 9, 2004 under Items 5, 7 and 9 (containing a press release and slide presentation for analysts’ conference), (5) March 18, 2004 under Item 5 and 7 (containing $70 million share repurchase program and the debt offering), and (6) March 24, 2004 under Item 5, 7 and 9 (containing the completion of debt offering and dividend declared for the first quarter of 2004).

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp (Registrant)

By:	/s/ STEVEN C. SMITH

Steven C. Smith Executive Vice President and Chief Financial Officer

Date: May 7, 2004