Form 10-Q
period 2004-06-30
GREATER BAY BANCORP
filed 2004-08-06
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Outstanding shares of Common Stock, no par value, as of July 29, 2004: 51,228,331

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

i

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$264,517	$275,891
Securities:
Securities available for sale, at fair value	1,704,833	2,153,930
Securities held to maturity, at amortized cost (fair value: $494,360)	494,063	—
Other securities	57,943	73,222

Total securities	2,256,839	2,227,152
Loans	4,443,024	4,537,807
Allowance for loan and lease losses	(120,625)	(126,168)

Total loans, net	4,322,399	4,411,639
Property, premises and equipment, net	90,854	83,816
Goodwill	178,317	177,991
Other intangible assets	43,544	47,238
Interest receivable and other assets	456,825	377,696

Total assets	$7,613,295	$7,601,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,306,912	$5,312,667
Borrowings	1,322,645	1,282,191
Other liabilities	253,396	240,746

Total liabilities	6,882,953	6,835,604

Preferred stock of real estate investment trust subsidiaries	15,302	15,302

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,500,000 shares authorized	—	—
7.25% convertible preferred stock, stated value $50.00: 2,356,606 reserved shares; 1,823,093 and 1,825,504 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	91,924	91,752
Common stock, no par value: 160,000,000 shares authorized; 51,177,202 and 52,529,850 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	256,658	252,650
Unearned compensation	(2,187)	(344)
Accumulated other comprehensive income (loss)	(29,474)	209
Retained earnings	398,119	406,250

Total shareholders’ equity	715,040	750,517

Total liabilities and shareholders’ equity	$7,613,295	$7,601,423

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
INTEREST INCOME
Loans	$71,434	$81,139	$144,561	$162,016
Securities:
Taxable	20,037	19,921	41,674	43,710
Tax-exempt	1,147	1,241	2,263	2,464

Total interest on securities	21,184	21,162	43,937	46,174
Other interest income	986	1,149	1,851	2,604

Total interest income	93,604	103,450	190,349	210,794

INTEREST EXPENSE
Deposits	12,182	16,045	23,457	32,578
Long-term borrowings	6,741	9,123	13,929	16,834
Other borrowings	2,799	4,478	5,710	11,411

Total interest expense	21,722	29,646	43,096	60,823

Net interest income	71,882	73,804	147,253	149,971
Provision for loan and lease losses	2,000	6,700	4,000	13,195

Net interest income after provision for loan and lease losses	69,882	67,104	143,253	136,776

NON-INTEREST INCOME
Insurance commissions and fees	32,916	27,945	67,497	58,587
Rental revenues on operating leases	2,665	1,234	4,982	2,111
Service charges and other fees	2,624	2,995	5,247	5,826
Gain on sale of securities, net	2,117	3,136	3,283	5,159
Loan and international banking fees	2,026	2,421	4,000	4,459
Trust fees	974	819	1,825	1,576
Gain on sale of loans	635	364	1,035	1,907
ATM network revenue	333	445	693	851
Other income	2,335	2,962	5,536	6,609

Total non-interest income	46,625	42,321	94,098	87,085

OPERATING EXPENSES
Compensation and benefits	45,626	42,001	95,210	87,433
Occupancy and equipment	10,251	10,171	20,456	19,813
Amortization of intangibles	2,072	1,671	4,143	3,342
Dividends paid on preferred stock of real estate investment trusts	456	454	912	907
Other expenses	18,670	17,949	36,398	34,093

Total operating expenses	77,075	72,246	157,119	145,588

Income before provision for income taxes	39,432	37,179	80,232	78,273
Provision for income taxes	14,899	14,054	30,847	30,051

Net income	$24,533	$23,125	$49,385	$48,222

Net income per common share - basic	$0.45	$0.42	$0.89	$0.87

Net income per common share - diluted	$0.43	$0.41	$0.86	$0.86

Cash dividends per share of common stock	$0.1425	$0.1350	$0.2850	$0.2700

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income	$24,533	$23,125	$49,385	$48,222

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains/(losses) arising during period (net of taxes of $(29,003,000) and $6,316,000 for the three months ended June 30, 2004 and 2003, and $(20,377,000) and $3,690,000 for the six months ended June 30, 2004 and 2003, resepectively)	(39,969)	8,704	(28,082)	5,085
Less: reclassification adjustment for net gains included in net income, net of income taxes	(1,227)	(1,817)	(1,902)	(2,989)

Net change	(41,196)	6,887	(29,984)	2,096

Cash flow hedge:
Net gains arising during period (net of taxes of $669,000 and $(317,000) for the three months ended June 30, 2004 and 2003, and $630,000 and $(258,000) for the six months ended June 30, 2004 and 2003, respectively)	923	(437)	868	(355)
Less: reclassification adjustment for income included in net income, net of income taxes	(622)	—	(567)	—

Net change	301	(437)	301	(355)

Other comprehensive income/(loss)	(40,895)	6,450	(29,683)	1,741

Comprehensive income/(loss)	$(16,362)	$29,575	$19,702	$49,963

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated (Dollars in thousands, except per share amounts)	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock amount	Total shareholders’ equity
	Shares	Amount
Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517

Net income	—	—	—	—	49,385	—	49,385
Other comprehensive loss, net of taxes	—	—	—	(29,683)	—	—	(29,683)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	298	298
Conversion of convertible preferred stock	4,175	126	—	—	—	(126)	—
Stock options exercised, including related tax benefits	299,589	9,603	—	—	—	—	9,603
Restricted stock grants	44,200	2,107	(1,843)	—	—	—	264
Stock issued in Employee Stock Purchase Plan	76,473	1,687	—	—	—	—	1,687
Stock issued in Dividend Reinvestment Plan	14,188	396	—	—	—	—	396
Stock repurchased	(1,791,273)	(9,911)	—	—	(39,600)	—	(49,511)
Cash dividend on convertible preferred series B	—	—	—	—	(3,306)	—	(3,306)
Cash dividend $0.2850 per share of common stock	—	—	—	—	(14,610)	—	(14,610)

Balance, June 30, 2004	51,177,202	$256,658	$(2,187)	$(29,474)	$398,119	$91,924	$715,040

Balance, December 31, 2002	51,577,795	$234,627	$(1,450)	$18,624	$348,358	$80,900	$681,059

Net income	—	—	—	—	48,222	—	48,222
Other comprehensive income, net of taxes	—	—	—	1,741	—	—	1,741
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(459)	(459)
Stock options exercised, including related tax benefits	226,583	2,257	—	—	—	—	2,257
Restricted stock grants	15,000	520	715	—	—	—	1,235
Stock issued in Employee Stock Purchase Plan	140,356	1,809	—	—	—	—	1,809
Stock issued in Dividend Reinvestment Plan	23,130	423	—	—	—	—	423
Cash dividend on convertible preferred series B	—	—	—	—	(2,956)	—	(2,956)
Cash dividend $0.2700 per share of common stock	—	—	—	—	(14,036)	—	(14,036)

Balance, June 30, 2003	51,982,864	$239,636	$(735)	$20,365	$379,588	$80,441	$719,295

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2004	2003
Cash flows - operating activities
Net income	$49,385	$48,222
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	4,000	13,195
Depreciation and amortization	9,285	15,871
Amortization of intangible assets	4,143	3,342
Accretion of discount on CODES	563	812
Deferred income taxes	2,281	(172)
Loss (gain) on sale of other real estate owned	328	(98)
Gain on sale of loans	(1,035)	(1,907)
Gain on sale of securities, net	(3,283)	(5,159)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(42,915)	(28,924)
Accrued interest payable and other liabilities	(2,350)	16,360
Deferred loan fees and discounts, net	(1,012)	(2,352)

Operating cash flows, net	19,390	59,190

Cash flows - investing activities
Maturities and partial paydowns on securities:
Available for sale	455,260	1,264,480
Purchase of securities:
Available for sale	(844,931)	(1,564,606)
Held to maturity	(66,355)	—
Other securities	(1,251)	(560)
Proceeds from sale of securities available for sale	369,721	312,494
Proceeds from sale of other securities	12,010	26,358
Loans, net	58,645	57,199
Proceeds from sale of portfolio loans	25,409	17,953
Payment for business acquisition	(28)	(1,883)
Proceeds from sale of other real estate owned	3,227	495
Purchase of property, premises and equipment	(15,136)	(5,712)
Purchase of bank owned life insurance policies	(5,730)	(7,718)

Investing cash flows, net	(9,159)	98,500

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Six months ended June 30,
(Dollars in thousands)	2004	2003
Cash flows - financing activities
Net change in deposits	(5,755)	275,978
Net change in borrowings - short-term	18,000	(541,705)
Proceeds from borrowings - long-term	240,704	147,924
Principal repayment for borrowings - long-term	(218,813)	(48,901)
Repurchase of common stock	(49,511)	—
Proceeds from sale of common stock	11,686	5,724
Cash dividends on convertible preferred stock	(3,306)	(2,956)
Cash dividends on common stock	(14,610)	(14,036)

Financing cash flows, net	(21,605)	(177,972)

Net change in cash and cash equivalents	(11,374)	(20,282)
Cash and cash equivalents at beginning of period	275,891	314,514

Cash and cash equivalents at end of period	$264,517	$294,232

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$42,256	$64,121

Income taxes	$26,186	$11,728

Non-cash transactions:
Additions to other real estate owned	$3,555	$2,500

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of June 30, 2004, and the Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2004 and Consolidated Statements of Cash Flows and Shareholders’ Equity for the six months ended June 30, 2004 have been prepared by Greater Bay Bancorp and are not audited. The interim financial data as of June 30, 2004 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2004.

Organization and Nature of Operations

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association, referred to as the Bank, and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services, referred to as ABD. The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Corporate Finance, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

On February 1, 2004, we completed the merger of ten bank subsidiaries into the Bank, formerly Mid-Peninsula Bank. We also merged MPB Investment Trust and SJNB Investment Trust into CNB Investment Trust I which is a subsidiary of the Bank. These mergers did not impact which entities are included in our consolidated balance sheets and statements of operations or require a restatement of previously reported results.

CNB Investment Trust I, along with its subsidiary, CNB Investment Trust II, together referred to as the REITs, were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of clients’ employee benefit plans. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco markets its dental and veterinarian financing services nationally.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of our holding company, its subsidiaries and operating divisions. All significant intercompany transactions and balances have been eliminated. Our accounting and reporting policies conform to generally accepted accounting principles, or GAAP, applicable in the United States, and the prevailing practices within the banking industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

Statement of Financial Accounting Standards, or SFAS, No. 130, “Reporting Comprehensive Income” requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows for the periods indicated:

(Dollars in thousands)	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance - March 31, 2004	$11,421	$—	$11,421
Current period change in fair value	(41,196)	301	(40,895)

Balance - June 30, 2004	$(29,775)	$301	$(29,474)

Balance - March 31, 2003	$14,205	$(290)	$13,915
Period change in fair value	6,887	(437)	6,450

Balance - June 30, 2003	$21,092	$(727)	$20,365

(Dollars in thousands)	Unrealized gains (losses) on securities	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance - December 31, 2003	$209	$—	$209
Current period change in fair value	(29,984)	301	(29,683)

Balance - June 30, 2004	$(29,775)	$301	$(29,474)

Balance - December 31, 2002	$18,996	$(372)	$18,624
Period change in fair value	2,096	(355)	1,741

Balance - June 30, 2003	$21,092	$(727)	$20,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Stock-Based Compensation

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise price of the options are granted at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant.

If compensation for our stock option plan had been determined consistent with SFAS No. 123 and No. 148, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,446	$1,294	$2,840	$2,634
Net income:
As reported	$24,533	$23,125	$49,385	$48,222
Pro forma	$23,087	$21,831	$46,545	$45,588

Basic net income per common share:
As reported	$0.45	$0.42	$0.89	$0.87
Pro forma	$0.42	$0.39	$0.83	$0.82

Diluted net income per common share:
As reported	$0.43	$0.41	$0.86	$0.86
Pro forma	$0.41	$0.39	$0.81	$0.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

The fair value of each stock-based compensation grant is determined as of the date of the grant. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Stock option plan:
Dividend yield	2.0%	3.1%	2.0%	3.3%
Expected volatility	42.7%	44.8%	43.0%	45.0%
Risk free rates	3.9%	2.6%	3.3%	2.8%
Weighted average expected life (in years)	5.86	5.75	5.80	5.75

Employee stock purchase plan:
Dividend yield	2.0%	2.8%	2.0%	2.5%
Expected volatility	32.9%	43.5%	31.1%	44.6%
Risk free rates	1.8%	1.2%	1.7%	1.4%
Weighted average expected life (in years)	0.25	0.25	0.25	0.25

No adjustments have been made for forfeitures. The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the increase in the common share stock price over the option price when the options are exercised or the purchase price when the shares are purchased.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking	$2,360	$1,408	$2,360	$1,760
Holding company	—	464	—	—

Specialty finance:
Matsco	21,207	—	21,207	—
CAPCO	6,054	80	6,054	100

Total specialty finance	27,261	80	27,261	100

Insurance brokerage services:
ABD	143,131	35,568	142,805	38,859
Sullivan & Curtis Insurance Brokers	5,565	6,024	5,565	6,519

Total insurance brokerage services	148,696	41,592	148,370	45,378

Total	$178,317	$43,544	$177,991	$47,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Based on ABD achieving its specified performance goals for 2003, we accrued for ABD’s estimated 2003 earn-out payment as of December 31, 2003. The accrual resulted in a $25.9 million increase to goodwill recorded for this transaction based on issuing to ABD’s former shareholders approximately 195,000 shares (subject to adjustment) of convertible preferred stock. During the first quarter of 2004, we finalized procedures to determine the exact amount of the 2003 ABD earn-out payment. As a result of the final determination of the 2003 earn-out payment, we increased goodwill by $326,000 due to a stock valuation adjustment and increased the number of shares of convertible preferred stock issued by 89 shares.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During 2003, we completed the required annual impairment test of goodwill. Based upon our evaluation, our goodwill was not impaired at December 31, 2003.

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at June 30, 2004 were as follows:

(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
ABD expirations	$50,375	$(14,807)	$35,568
S&C expirations	6,306	(788)	5,518
Servicing assets	2,245	(892)	1,353
Other covenant not to compete	774	(310)	464
S&C covenants not to compete	708	(202)	506
CAPCO customer base	200	(120)	80
Core deposits	1,465	(1,410)	55

Total intangible assets	$62,073	$(18,529)	$43,544

As of June 30, 2004, the balance of unamortized expirations recorded in connection with the acquisitions of ABD and Sullivan & Curtis Insurance Brokers of Washington, or S&C, was $41.1 million. Expirations represent the estimated fair value of the existing customer lists (books of business) that had been developed over a period of years through the date of acquisition. The expirations are estimated to have a life of approximately eight years. Amortization for intangibles for 2004 and each of the next five years is estimated to range between $5.8 million and $7.3 million per year.

Sale and Servicing of Small Business Administration Loans

We originate loans to customers under Small Business Administration, or SBA, programs that generally provide for SBA guarantees of 70% to 90% of each loan. We have the ability to sell the guaranteed portion of these loans to investors and retain the unguaranteed portion and servicing rights in our own portfolio. Funding for the SBA programs depend on annual appropriations by the U.S. Congress.

SBA loans are sold with servicing retained. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan based upon their relative fair values. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method. All other loan sales are servicing released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

As of June 30, 2004, servicing assets, net of accumulated amortization, were $1.4 million as compared to $1.7 million as of December 31, 2003. We periodically evaluate servicing assets for impairment. We use industry prepayment statistics in estimating the expected life of the loans. The loans sold to generate the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the loans related to the servicing asset are homogeneous in nature, servicing assets are evaluated for impairment using a single strata based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted forecast cash flows. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

NOTE 3—SECURITIES

During the second quarter of 2004, we transferred a portion of our available for sale securities portfolio to the held to maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had unrealized losses of $5.4 million at the time of transfer. The net unrealized loss at the time of the transfer is reported as a component of the cost basis of these securities and was reflected as a decrease to other comprehensive income in shareholders’ equity, net of deferred taxes. The net unrealized losses are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.

At its November 2003 meeting, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standard Board, or FASB, reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary. For those securities which we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other temporary impairments, the current period unrealized losses are recorded in other comprehensive income.

As of June 30, 2004, we had temporarily impaired securities with a fair value of $1.6 billion and unrealized losses of $44.3 million. Securities that are not impaired had a fair value of $638.5 million and unrealized gains of $3.6 million at June 30, 2004. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of June 30, 2004.

	Less than 12 months		12 months or longer		Total
As of June 30, 2004 (Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available for sale securities:
U.S. agency notes	$60,577	$(2,131)	$—	$—	$60,577	$(2,131)	5.0
Mortgage and mortgage related securities	1,294,644	(40,240)	—	—	1,294,644	(40,240)	3.2
Corporate securities	8,521	(479)	871	(129)	9,392	(608)	2.8

Total available for sale securities	1,363,742	(42,850)	871	(129)	1,364,613	(42,979)	3.2
Held to maturity securities:
U.S. Treasury obligations	22,890	(7)	—	—	22,890	(7)	0.1
U.S. agency notes	167,722	(290)	—	—	167,722	(290)	4.2
Tax-exempt securities	2,721	(10)	—	—	2,721	(10)	3.0
Corporate securities	54,124	(1,039)	—	—	54,124	(1,039)	2.2

Total held to maturity securities	247,457	(1,346)	—	—	247,457	(1,346)	3.9

Total temporarily impaired securities	$1,611,199	$(44,196)	$871	$(129)	$1,612,070	$(44,325)	3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

U.S. Treasury obligations, U.S. agency notes, tax-exempt notes and mortgage and mortgage related securities, or MBS, are impaired due to temporary declines in fair values resulting from increases in market interest rates. As of June 30, 2004, there are 105 temporarily impaired securities in these categories, all of which have been impaired for less than 12 months. None of the securities in these categories has exhibited a decline in value as a result of changes in credit risk. The majority of these temporary declines in fair values are in the MBS category. Although the MBS have contractual maturities of up to 30 years, these securities are subject to prepayments, and our analysis indicates that the expected duration for these securities is approximately 3.2 years. Our analysis also indicates that the MBS are forecasted to recover their fair value up to their cost in a period comparable to the expected duration.

The impaired corporate securities are primarily comprised of trust preferred securities issued by other banks. There are seven impaired securities in this category, one of which has been impaired for more than 12 months. While some of these securities have exhibited nominal increases in credit risk since purchase, the majority of these securities have exhibited an improved credit profile. Management closely monitors all of our investments in trust preferred securities for changes in credit risk. We do not believe any increases in the credit risk attributable to these securities has given rise to an other-than-temporary impairment. We believe that the primary reason for the temporary impairment of these securities is the result of increases in market interest rates combined with the more complex nature of these securities which results in a more limited resale market. Furthermore, since the purchase of these securities, newer issues of trust preferred securities have been structured on terms more desirable to investors. This has also had a negative impact on the demand for the trust preferred securities in which we have invested and therefore impacts the fair values of these securities. Despite the limitations on the marketability of these securities, our analysis indicates that the expected duration for these securities is approximately 2.2 years. Our analysis also indicates that the corporate securities are forecasted to recover their fair value up to their cost in a period comparable to the expected duration.

Our liquidity and asset/liability planning assumes that we will hold all of the impaired securities for their expected duration, and, therefore, management has determined that we have the intent and ability to hold these securities for the period of time necessary to recover their fair value. Therefore, we do not expect to realize losses on any of these securities. As such, management considers the impairments on these securities to be temporary.

NOTE 4—BORROWINGS

Borrowings are detailed as follows at the dates indicated:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Short-term borrowings:
FHLB advances	$660,000	$642,000
Securities sold under agreements to repurchase	20,000	20,000

Total short-term borrowings	680,000	662,000

Long-term borrowings:
Zero Coupon Senior Convertible Contingent Debt Securities	240,998	75,229
Subordinated debt	210,311	210,311
5.25% Senior Notes, Series B due March 31, 2008	147,083	151,048
FHLB advances	39,999	150,632
Term loan	—	28,500
Other long-term notes payable	4,254	4,471

Total long-term borrowings	642,645	620,191

Total borrowings	$1,322,645	$1,282,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Short-term borrowings

During the six months ended June 30, 2004 and the year ended December 31, 2003, the average balances of short-term Federal Home Loan Bank, or FHLB, advances were $724.8 million and $822.7 million, respectively, and the average interest rates during those periods were 1.52% and 2.00%, respectively. The interest rate on short-term FHLB advances outstanding as of June 30, 2004 was 1.76%, compared to 1.80% as of December 31, 2003. The maximum amounts outstanding at any month-end were $797.0 million during the six months ended June 30, 2004 and $1.1 billion during the year ended December 31, 2003. The FHLB advances are collateralized by loans and securities pledged to the FHLB. We had securities with a carrying value of $1.3 billion at June 30, 2004 and $1.3 billion at December 31, 2003 and loans with a carrying value of $250.8 million at June 30, 2004 and $274.3 million at December 31, 2003 pledged to the FHLB for both short-term and long-term borrowings.

During the six months ended June 30, 2004 and the year ended December 31, 2003, the average balances of securities sold under short-term agreements to repurchase were $20.0 million and $72.0 million, respectively, and the average interest rates during those periods were 3.71% and 2.39%, respectively. The interest rate on the agreements outstanding as of both June 30, 2004 and December 31, 2003 was 3.71%. The maximum amounts outstanding at any month-end were $20.0 million during the six months ended June 30, 2004 and $114.3 million during the year ended December 31, 2003. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase.

There were no outstanding federal funds purchased at any time during the six month period ended June 30, 2004. During the year ended December 31, 2003, the average balance of federal funds purchased was $1.6 million, and the average interest rate during that period was 1.82%. The maximum amount outstanding at any month-end was $0 during the six months ended June 30, 2004 and $10.0 million during the year ended December 31, 2003. There was no balance outstanding at December 31, 2003.

As of June 30, 2004, our holding company had a short-term, unsecured credit facility totaling $95.0 million. As of December 31, 2003, we had $60.0 million available under this credit facility. At June 30, 2004 and December 31, 2003, we had no advances outstanding under this facility. The credit facility provides for an interest rate based on LIBOR plus 0.875%. The credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional debt; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related financial covenants for this credit facility. During the six months ended June 30, 2004 and the year ended December 31, 2003, there were no average balances outstanding under this credit facility. There were no amounts outstanding at any month-end during the six months ended June 30, 2004 and the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Zero Coupon Senior Convertible Contingent Debt Securities, or CODES

CODES due 2024

As of June 30, 2004, 265,212 units of the CODES issued in 2004 and due in 2024, or the CODES due 2024, are outstanding with a carrying value of $240.3 million. We received approximately $234.0 million in net proceeds on origination of the CODES due 2024 during the quarter ended March 31, 2004 through a private placement. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and has an accreted value of $906.16 per unit as of June 30, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable after five years and have a put right at March 23, 2006, 2009, 2014 and 2019. The CODES due 2024 are convertible into 6,300,960 shares of our common stock at a rate of 23.7582 shares of our common stock per unit of CODES due 2024 contingent under certain circumstances. This conversion rate is adjusted based on several factors, including increases in the dividend rate on our common stock. As a result of the quarterly dividend declared by our Board of Directors to our shareholders of record on April 5, 2004, we are carrying forward an adjustment to the conversion rate which will result in a new conversion rate of 23.7644 per unit of CODES at the time such adjustment is required to be made. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock. We have entered into a registration rights agreement with the initial purchaser, in which we agreed to register with the Securities Exchange Commission, or SEC, the CODES due 2024 and the underlying stock for resale by September 23, 2004. On May 26, 2004, we filed a registration statement with the SEC. If the registration statement is not declared effective by the SEC by September 23, 2004, we will be required to pay additional interest on the CODES at a rate of 0.25% per year until the SEC declares the registration statement effective.

CODES due 2022

As of June 30, 2004, 1,000 units of the CODES issued in 2002 and due in 2022, or the CODES due 2022, are outstanding with a carrying value of $668,000. Each unit of the CODES due 2022 has a $1,000 principal amount at maturity and has an accreted value of $668.49 per unit as of June 30, 2004. The CODES due 2022 have a yield to maturity of 2.25%, are callable after five years and have a put right at April 24, 2007, 2012 and 2017. The CODES due 2022 are convertible into 15,370 shares of our common stock at a rate of 15.3699 shares of our common stock per unit of CODES due 2022 contingent on certain circumstances. Upon conversion, the CODES due 2022 can only be settled in our common stock.

During the quarter ended June 30, 2004, certain holders of the CODES due 2022 exercised their put right and, as a result, we repurchased 112,377 units of the CODES due 2022 with an accreted value of $75.1 million. The CODES due 2022 were repurchased at their accreted value, and we did not recognize any gain or loss on this transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Contingent Conversion Features

Each issue of CODES is contingently convertible under any one of the following circumstances:

•	For the CODES due 2024, during any fiscal quarter, if the sale price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding fiscal quarter is more than 120% of the accreted conversion price on that thirtieth day;

•	For the CODES due 2022, during any quarterly conversion period, if the closing sale price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the first day of that conversion period is more than 120% of the accreted conversion price per share of common stock for the series of CODES on that thirtieth day;

•	For the CODES due 2024, during the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2024 was less than 98% of the average conversion value for the CODES due 2024 during that period, subject to certain limitations;

•	For the CODES due 2022, during the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2022 was less than 105% of the average conversion value for the CODES due 2022 during that period;

•	During any period following the 30th day after the initial issuance of the CODES in which the credit rating assigned to the CODES by either Moody’s or Standard & Poor’s is below Ba3 or BB-, respectively, in which the credit rating assigned to the CODES is suspended or withdrawn by either rating agency or in which neither rating agency is rating the CODES or providing ratings services coverage to us;

•	If the CODES have been called for redemption; or

•	Upon the occurrence of specified corporate transactions.

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedges

We use an interest rate swap to convert floating-rate debt to fixed-rate debt. We entered into a swap, with a notional amount of $30.0 million and a term of 10 years expiring on September 15, 2008, with the intention of fixing the interest payments on the subordinated debt issued to GBB Capital II. This derivative instrument possesses a term equal to the non-callable term of the hedged instrument, with a fixed pay rate and a receive rate indexed to rates paid on the instrument and a notional amount equal to the amount of the instrument being hedged. On October 1, 2002, we elected to assert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge are included in other comprehensive income to the extent that the swap is deemed effective. Changes in value attributed to ineffectiveness are recorded in current income.

For the three months and six months ended June 30, 2004, we recognized income of $1.1 million and $979,000, respectively, which represented ineffectiveness of cash flow hedges. There were no such gains or losses during the same period of 2003. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged items are recorded in the same period the forecasted transaction affects earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Fair Value Hedges

We use an interest rate swap to convert fixed-rate debt to floating-rate debt. We entered into a swap, with a notional amount of $150.0 million expiring on March 31, 2008, with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. This derivative instrument possesses a term equal to the term of the hedged instrument, with a notional amount equal to the amount of the instrument being hedged. As the specific terms and notional amount of the derivative instrument exactly matched those of the instrument being hedged, we meet the “no ineffectiveness” criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As such, the derivative instrument was assumed to be 100% effective and all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion through June 30, 2004.

Trading and Non-Hedging Activities

We also entered into an interest rate collar to reduce the embedded cap in trust preferred securities issued by GBB Capital VI. We entered into the interest rate cap, with a notional amount of $15.0 million and a term of 10 years expiring in July 2011, with the intention of lowering the cap of the interest payments on these trust preferred securities. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

NOTE 6—COMMON STOCK

On June 23, 2004, we declared a cash dividend of $0.1425 cents per common share payable on July 15, 2004 to shareholders of record as of July 2, 2004.

On March 17, 2004, we announced a share repurchase program that authorized the purchase of up to $70.0 million in common stock from time-to-time in privately negotiated transactions and in the open market. The repurchase program is currently in effect and does not have an expiration date. During the first quarter of 2004, we repurchased 1,695,273 shares of common stock with a total market value of $46.8 million. During the second quarter of 2004, we repurchased an additional 96,000 shares of common stock with a total market value of $2.7 million. In both transactions, the purchase price of the stock was allocated between common stock and retained earnings. The portion of the purchase price allocated to common stock was limited to the prorata portion of common stock paid in, with the remainder of the purchase price allocated to retained earnings. The shares are available for reissuance at any time in the future. For the shares repurchased during the first quarter of 2004, the source of cash used was the proceeds from the CODES issued during the first quarter of 2004. For the shares repurchased during the second quarter of 2004, the source of cash used was available cash. Currently, there remains $20.5 million of share repurchase capacity under the $70.0 million share repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 7—INCOME TAXES

In the fourth quarter of 2001, we formed CNB Investment Trust II, which elected to be taxed as a real estate investment trust, or REIT, and sold preferred stock of CNB Investment Trust II for $15.0 million in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the Internal Revenue Service requested information concerning the reported 2001 tax loss from the sale of CNB Investment Trust II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the Internal Revenue Service may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNB Investment Trust II preferred stock. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the Internal Revenue Service successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier if we determine that such an outcome is probable and estimable. While we do not believe it is probable that a loss has been incurred, we cannot determine, at this time, the eventual outcome, timing or impact of this matter.

In 2001 we also formed CNB Investment Trust I, which elected to be taxed as a REIT. CNB Investment Trust I engaged in consent dividends under the federal REIT rules in 2001 and 2002 and deducted such consent dividends for both federal and California tax purposes. From inception of the REITs through June 30, 2004, we have recognized a tax benefit of $1.9 million on these consent dividends. The California Franchise Tax Board subsequently took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the Franchise Tax Board. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the Franchise Tax Board in appropriate proceedings if necessary. Should we prevail in our position, a financial statement tax benefit may be recognized in the period in which the issue is resolved. Should the California Franchise Tax Board successfully challenge the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 8—EARNINGS PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options and convertible preferred stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated:

	For the three months ended June 30, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$24,533
Dividends on preferred stock	(1,653)

Income available to common shareholders	22,880	51,108,000	$0.45
Effect of dilutive securities:
Stock options	—	1,505,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$22,880	52,613,000	$0.43

	For the three months ended June 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$23,125
Dividends on preferred stock	(1,478)

Income available to common shareholders	21,647	51,925,000	$0.42
Effect of dilutive securities:
Stock options	—	820,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$21,647	52,745,000	$0.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

	For the six months ended June 30, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$49,385
Dividends on preferred stock	(3,306)

Income available to common shareholders	46,079	51,881,000	$0.89
Effect of dilutive securities:
Stock options	—	1,554,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$46,079	53,435,000	$0.86

	For the six months ended June 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$48,222
Dividends on preferred stock	(2,956)

Income available to common shareholders	45,266	51,831,000	$0.87
Effect of dilutive securities:
Stock options	—	589,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$45,266	52,420,000	$0.86

There were options outstanding to purchase 1,712,814 shares and 3,944,139 shares during the three months ended June 30, 2004 and 2003, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock. As such, these options are not included in the share totals for purposes of computing basic or diluted net income per share.

There were options outstanding to purchase 1,712,814 shares and 4,259,555 shares during the six months ended June 30, 2004 and 2003, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock. As such, these options are not included in the share totals for purposes of computing basic or diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

The convertible preferred stock was considered anti-dilutive in the second quarter of 2004 and 2003 and during the six months ended June 30, 2004 and 2003, whereby the preferred dividends of $1.7 million and $3.3 million for the quarter and year to date, respectively, divided by the common stock equivalent of the convertible preferred stock of 3,043,000 shares for both the second quarter of 2004 and the six months ended June 30, 2004 were greater than the diluted earnings per common share. As such, these convertible preferred shares are not included in the share totals for purposes of computing basic or diluted net income per share. The convertible preferred stock was considered anti-dilutive in the second quarter of 2003 and the six months ended June 30, 2003, whereby the preferred dividends of $1.5 million and $3.0 million for the quarter and year to date divided by the common stock equivalent of the convertible preferred stock of 2,785,000 shares and 2,751,000 shares for the second quarter of 2003 and the six months ended June 30, 2003, respectively, were greater than the diluted earnings per common share.

The CODES due 2022 and the CODES due 2024 were not included in the share totals for purposes of computing basic or diluted net income per share in the second quarter of 2004 and 2003 and the six months ended June 30, 2004 and 2003, whereby we have determined that the contingent conditions required for the conversion of these securities into common stock have not been met during any of these periods. See Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of the contingent conditions required for the conversion of these securities. If the contingent conditions required for the conversion of these securities had been met as of June 30, 2004, the CODES due 2022 would have been convertible into 15,370 shares of our common stock and the CODES due 2024 would have been convertible into 6,300,960 shares of our common stock and those shares would have been included as a dilutive security for purposes of calculating diluted net income per share. If the contingent conditions required for the conversion of these securities had been met as of June 30, 2003, the CODES due 2022 would have been convertible into 1,742,593 shares of our common stock. There were no CODES due 2024 outstanding as of June 30, 2003. See Note 14 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of proposed accounting changes affecting how the CODES would be treated in the calculation of diluted earnings per share.

NOTE 9—ACTIVITY OF BUSINESS SEGMENTS

We are organized primarily along community banking, specialty finance, trust services and insurance brokerage services business segments. We have aggregated 17 operating divisions into the community banking business segment. Community banking provides a range of banking services to small-and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We have aggregated five operating divisions into the specialty finance business segment. Through this business segment, we provide an array of specialty finance products including loans to smaller businesses on which the SBA generally provides guarantees, asset-based lending and accounts receivable factoring, loans and lease products tailored to the dental and veterinary health professions and capital lease equipment financing. The trust service segment provides trust services to support the trust needs of the Bank’s business and private banking clients. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; foreign operations are not material.

During 2003, management increased its focus on the distinction between community banking and specialty finance and, therefore, specialty finance is presented as a separate business segment beginning that year. Prior periods have been restated to conform to the current presentation of our business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies,” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Segment data includes intersegment revenue, including the systematic allocation of corporate-headquarters costs, or intercompany allocation, made according to an agreement between our holding company and the Bank to each of its operating segments. ABD receives certain corporate-headquarters services from our holding company for which the holding company is not reimbursed. Specialty finance also paid community banking $18.7 million in interest charges during the six months ended June 30, 2004 and $18.9 million during the six months ended June 30, 2003. Community banking paid trust services $571,000 in interest charges during the six months ended June 30, 2004 and $758,000 during the six months ended June 30, 2003. All other intersegment revenue is not significant to the results of the segments. Both the intercompany allocation and the interest charges are eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

The following table shows each segment’s key operating results and financial position for the six months and three months ended June 30, 2004 and 2003:

	As of and for the six months ended June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$128,530	$23,059	$356	$318	$152,263
Non-interest income	14,449	9,832	67,758	1,878	93,917
Operating expenses:
Direct operating expenses	39,500	15,744	56,406	1,553	113,203
Intercompany allocation	46,150	1,369	—	115	47,634

Total operating expenses	85,650	17,113	56,406	1,668	160,837

Income before provision for income taxes (1)	$57,329	$15,778	$11,708	$528	$85,343

Balance sheet
Assets	$6,222,641	$1,192,183	$306,369	$—	$7,721,193
Deposits	5,410,126	14,355	—	53,749	5,478,230
Assets under administration (2)	—	—	—	647,022	647,022

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

	As of and for the six months ended June 30, 2003
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$126,948	$19,430	$434	$465	$147,277
Non-interest income	21,543	7,298	58,419	1,643	88,903
Operating expenses:
Direct operating expenses	38,856	14,536	46,408	1,573	101,373
Intercompany allocation	53,234	947	—	217	54,398

Total operating expenses	92,090	15,483	46,408	1,790	155,771

Income before provision for income taxes (1)	$56,401	$11,245	$12,445	$318	$80,409

Balance sheet
Assets	$7,014,044	$1,096,178	$251,996	$—	$8,362,218
Deposits	5,675,525	11,080	—	46,731	5,733,336
Assets under administration (2)	—	—	—	616,847	616,847

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

	As of and for the three months ended June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$62,242	$11,339	$173	$73	$73,827
Non-interest income	6,555	4,879	33,071	998	45,503
Operating expenses:
Direct operating expenses	18,741	7,660	28,267	740	55,408
Intercompany allocation	22,115	649	—	55	22,819

Total operating expenses	40,856	8,309	28,267	795	78,227

Income before provision for income taxes (1)	$27,941	$7,909	$4,977	$276	$41,103

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

	As of and for the three months ended June 30, 2003
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$62,958	$9,459	$215	$241	$72,873
Non-interest income	11,060	3,502	27,777	849	43,188
Operating expenses:
Direct operating expenses	20,106	8,102	22,851	765	51,824
Intercompany allocation	24,031	553	—	59	24,643

Total operating expenses	44,137	8,655	22,851	824	76,467

Income before provision for income taxes (1)	$29,881	$4,306	$5,141	$266	$39,594

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated totals in each of these categories for the six months ended June 30, 2004 and 2003 is presented below.

(Dollars in thousands)	Six months ended June 30, 2004	Six months ended June 30, 2003
Net interest income after provision for loan and lease losses and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$246,180	$236,180
Parent company net interest income after provision for loan and lease losses and non-interest income (1)	(8,829)	(12,319)

Consolidated net interest income after provision for loan and lease losses and non-interest income	$237,351	$223,861

Income before provision for income taxes
Total segment income before provision for income taxes	$85,343	$80,409
Parent company income before provision for income taxes (1)	(5,111)	(2,136)

Consolidated income before provision for income taxes	$80,232	$78,273

Total assets
Total segment assets	$7,721,193	$8,362,218
Parent company assets (1)	(107,898)	(271,893)

Consolidated total assets	$7,613,295	$8,090,325

(1)	Includes impact of consolidating entries, including elimination of intercompany allocation paid by our business segments to the parent company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 10—GUARANTEES

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. A guarantee is a contract that contingently requires us to pay a guaranteed party based on: (1) changes in underlying asset, liability or equity security of the guaranteed party or (2) a third party’s failure to perform under an obligating guarantee (performance guarantee). As of June 30, 2004, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements. At June 30, 2004, the maximum undiscounted future payments that we could be required to make totaled $116.0 million. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees is as follows:

(Dollars in thousands)	As of June 30, 2004
Cash	$30,505
Other secured	71,087
Unsecured	14,414

Total	$116,006

•	We may be required to make contingent payments to the former shareholders of ABD, The Matsco Companies, Inc. and S&C based on their future operating results. Any contingent payments we may be required to make would be recorded as an increase to goodwill. As of June 30, 2004, under the ABD acquisition agreement, the gross future earn-out payments to ABD’s former shareholders are $31.5 million contingent on ABD reaching certain EBITDA targets as defined in the acquisition agreement. The actual earn-out payment may exceed this amount should ABD surpass its EBITDA target. As of June 30, 2004, under the acquisition agreements with The Matsco Companies, Inc. and S&C, the maximum gross future cash earn-out payments to their former shareholders are $4.8 million for 2004, $4.8 million for 2005 and $4.9 million for 2006; and

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of June 30, 2004, the combined credit limits on those accounts are $5.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 11—VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” or FIN 46, defines a variable interest entity as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity.

The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	At June 30, 2004, we had investments in low income housing tax credit partnerships totaling $10.8 million. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. We account for these low income housing tax credit partnerships using the equity method. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. As with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	At June 30, 2004, we had investments in venture capital funds totaling $9.5 million with related additional potential capital calls totaling $8.2 million. Changes in the value of these investments are recorded using the equity method of accounting with any changes in value recognized in the current period. In the event of a decline in the value of these investments, there exists a maximum exposure to loss that is limited to our current recorded investment and the amount of related additional potential capital calls; and

•	At June 30, 2004, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII, collectively referred to as the Trusts, totaling $6.3 million. The Trusts are subsidiary trusts which issued trust preferred securities and purchased subordinated debt in capital raising transactions. The Trusts are variable interest entities as defined by FIN 46. In accordance with the provisions of FIN 46, we have deconsolidated the Trusts, so that they are not included in our consolidated financial position and results of operations. Also, as a result of the deconsolidation of the Trusts, subordinated debt issued by our holding company to the Trusts, which was previously eliminated in consolidation, is currently recognized as a liability. In order to promote comparability between reporting periods, and to improve the readability of the financial statements, we have elected to restate prior periods to include the deconsolidation of the Trusts (see Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in our 2003 Annual Report on Form 10-K for additional information regarding these Trusts.) The Federal Reserve Board has issued regulations which allow for the continued inclusion of these instruments in Tier I capital regardless of the FIN 46 interpretation, although such determination could change at a later date. There is no exposure to loss on these investments.

Matsco Lease Finance, Inc. III is a special purpose corporation wholly owned by our holding company, formed for the purpose of issuing lease-backed notes. This entity repaid its Class A certificates in 2000 and its Class B certificates in 2003. Matsco Lease Finance, Inc. III and the REITs each have some characteristics of variable interest entities as defined by FIN 46; however, under FIN 46, are not required to be deconsolidated. The results and financial position of these entities are fully consolidated with our results and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 12 - SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

We have a supplemental employee retirement plan comprised of individual agreements with certain key executives and senior officers. This plan is a non-qualified defined benefit plan and the majority of the benefits under the plan are unfunded.

The following tables set forth the plan’s net periodic pension cost for the periods indicated:

(Dollars in thousands)	Three months ended June 30, 2004	Three months ended June 30, 2003
Net pension cost included the following components:
Service cost-benefits earned during the period	$449	$409
Interest cost on projected benefit obligation	336	292
Amortization of net obligation at transition	—	—
Amortization of prior service cost	805	805
Recognized net actuarial loss	—	—

Net periodic pension cost	$1,590	$1,506

(Dollars in thousands)	Six months ended June 30, 2004	Six months ended June 30, 2003
Net pension cost included the following components:
Service cost-benefits earned during the period	$897	$817
Interest cost on projected benefit obligation	673	585
Amortization of net obligation at transition	—	—
Amortization of prior service cost	1,610	1,610
Recognized net actuarial loss	—	—

Net periodic pension cost	$3,180	$3,012

For the six month period ended June 30, 2004, we made contributions of $2.0 million to the secular trusts. We presently anticipate contributing $167,000 to fund the secular trusts during the remainder of 2004. We do not anticipate making any other contributions to the plan during 2004.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. GAAP prohibits the recognition of these items in our consolidated balance sheet, but require these amounts to be disclosed. Commitments to fund loans were $1.2 billion and $1.1 billion and letters of credit were $116.0 million and $112.4 million, at June 30, 2004 and December 31, 2003, respectively. Our exposure to credit loss is limited to amounts funded or drawn; however, at June 30, 2004, no losses are anticipated as a result of these commitments based on current information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $223.2 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

NOTE 14 – RECENT ACCOUNTING DEVELOPMENTS

The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the EITF reached consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for certain securities, including:

•	All debt securities and equity securities that are subject to the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; and

•	Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas of Issue 03-1 are effective for fiscal years ending after June 15, 2004.

The implementation of these areas of Issue 03-1 is not anticipated to have a material impact on our financial statements.

We have previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No. 115. Those requirements were effective for fiscal years ending after December 15, 2003.

Accounting for Participating Securities and the Two-Class Method Under FASB Statement No. 128, “Earnings Per Share”

In March 2004, the EITF reached final consensuses on Issue 03-6. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. Issue 03-6 also provides further guidance in applying the two-class method of calculating earnings per share. It clarifies what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of June 30, 2004 and December 31, 2003 and for the

Three Months and Six Months Ended June 30, 2004 and 2003

The consensus reached by the EITF on Issue 03-6 are effective for fiscal periods beginning March 31, 2004. We have considered Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

Proposed Accounting for Contingently Convertible Securities in the Calculation of Fully Diluted Earnings per Share under EITF Issue 04-8

On July 1, 2004, the EITF reached a tentative conclusion on Issue 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of fully diluted earnings per share using the if-converted method. If this proposal is adopted as currently written, we would be required to include the weighted average contingently issuable shares from the CODES due 2024 and the CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per share. We estimate the proposal, if implemented, would reduce our 2004 diluted earnings per share by approximately 10%. While this proposal would revise the manner in which our results are presented it would not impact the economic substance of our financial performance. As currently proposed, retroactive restatement of previous periods would be required. The EITF is expected to take action on this Issue in September 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters contained in this Report may constitute “forward-looking statements” as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements discuss matters that are not historical facts. These forward-looking statements can be identified by the use of terminology such as “estimate,” “projects,” “anticipate,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements relate to our current expectations regarding future operating results, net interest margin, net loan charge-offs, asset quality, levels of the allowance for loan and lease losses, growth in loans and deposits, the level of the investment securities portfolio, the impact of the new accounting standards and the strength of the local economy. Forward-looking statements are only estimates or predictions and you should not rely on them. Actual events or results may differ significantly as a result of risks and uncertainties facing us or actual results differing from the assumptions underlying such statements. Such risks and uncertainties include, but are not limited to the those set forth in “Item 1. Business—Factors That May Affect Future Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. All written and oral forward-looking statements made in connection with this Report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement.

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

How We Generate Revenues and Information About Our Industries

Our primary business is the operation of a diversified financial institution. Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates we receive on our interest-earning assets and the interest rates we pay on interest bearing liabilities comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on us cannot be predicted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

From time-to-time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

As with other medium and large financial institutions, we seek to diversify our sources of revenues. In order to achieve this diversity, in March 2002 we acquired ABD which has substantially increased our non-interest income. ABD offers a full-range of commercial insurance brokerage activities, including property and casualty, directors and officers liability insurance, employee benefits insurance, retirement planning services, risk management and engineering and loss control services.

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals.

•	Community Banking. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties.

•	Insurance Brokerage Services. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of clients’ employee benefit plans.

•	Specialty Finance. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco provides dental and veterinarian financing services nationally.

•	Trust Services. Greater Bay Trust Company provides trust services to support the trust needs of community banking’s business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results depend largely upon economic conditions in this area. Even though we are now noting signs of limited job growth and improvement in the commercial real estate environment, the San Francisco Bay Area economy continues to be challenging. A protracted recovery or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations. A weak recovery nationwide or a weakening in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on our economic and business conditions cannot be predicted.

Our Opportunities, Challenges and Risks

We believe that our opportunity for internal growth in business banking to small and medium-sized businesses, professionals and high net worth individuals is partially dependent on continued economic growth in the San Francisco Bay Area economy. There remains the risk that another economic downturn could adversely affect us through weakness for loan demand and deterioration of loan quality.

We also believe that conditions will reappear in which active consolidation of community banks will take place during the next few years. Under such conditions, we could be viewed as a potential acquirer, providing us with additional growth opportunities. In markets we wish to enter or expand our business, we will also consider de novo regional offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches into our family of companies, but there can be no assurance that future activities will not present unforeseen integration issues.

On February 1, 2004, we completed the merger of our 11 bank subsidiaries into a single national bank that is regulated by the Office of the Comptroller of the Currency, or the OCC. The integration is designed to be transparent to our customers as the Bank will continue to operate in the same communities and under the same names as before the merger. The merger will provide us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements and reduce our regulatory reporting burden. Our financial performance and profitability would be affected by our ability to successfully integrate the systems of these 11 subsidiaries into a single system. Although the former bank subsidiaries currently operate on substantially identical systems and share many common back-office operations, the merger requires the integration of 11 similar but separately operated back-office systems into a single merged system. Although historically we have completed numerous system conversions, the planned system integration is the first time we will merge separate systems into one integrated platform. In addition, the merger will result in the reallocation of personnel from our holding company to the Bank. Although we have allocated considerable resources to the planning and execution of this merger and the related integration, there can be no assurance that unforeseen issues will not adversely affect us. Failure to successfully complete this integration could result in the failure to recognize anticipated operating efficiencies or loss of customers.

Based on the current forecast of economic growth in our market area, combined with feedback from our clients on anticipated growth rates, we anticipate future loan growth ranging from the low single to mid-single digits. We anticipate future core deposit growth in the mid-single digits. We will adjust our use of institutional time deposits and other non-relationship funding sources to meet funding needs not satisfied by core deposit and capital funding sources. Based on balance sheet trends and the rate sensitivity of our assets and liabilities, we expect the margin to fluctuate in the 4.40% to 4.50% range.

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

Securities

The investment portfolio is an integral part of our financial performance. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the investment portfolio and these estimates do impact the presentation of our financial condition and results of operations. Many of the securities included in the investment portfolio are purchased at a premium or discount. Except for mortgage related securities, discounts are accreted over the life of the security, and premiums are amortized to the call date which results in the lowest yield. For mortgage-related securities (i.e. securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated average lives of the securities. The estimated lives of these securities fluctuate based on the amount that prepayments vary from time-to-time based on the interest rate environment (i.e. lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgage (i.e. how often the underlying properties are sold and mortgages paid-off). We use estimates for the average lives of these mortgage-related securities based on information received from third parties whose business it is to compile mortgage related data and develop a consensus of that data. We adjust the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

The fair value of most securities is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Derivative Instruments

The fair value of derivative instruments is based on quoted market prices received from independent sources. Active markets may not exist for our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources are highly subjective and require the judgment of the independent sources regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market risks. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Fair values are netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows are materially less than estimated, we may be required to take a charge against earnings to write down the goodwill or other intangible assets. In our 2003 evaluation of the impairment of goodwill, we used a discount rate of 17.9% and a capitalization rate of 12.2%.

Accounting for Income Taxes

Our accounting for income taxes is explained in Note 13 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K.

Our provision for income tax expense is reported in the Consolidated Statements of Operations. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of other assets and other liabilities on the Consolidated Balance Sheet. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Changes to our estimate of accrued taxes may occur due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular period.

We also use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If we suffer losses or future income is less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Supplemental Employee Retirement Plan

As described in detail in Note 15 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K, we have entered into supplemental employee retirement agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated.

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2004	Three months ended June 30, 2003
Net income	$24,533	$23,125
Earnings per common share:
Basic	$0.45	$0.42
Diluted	$0.43	$0.41
Return on average assets	1.29%	1.15%
Return on average shareholders’ equity	13.51%	12.97%

(Dollars in thousands, except per share amounts)	Six months ended June 30, 2004	Six months ended June 30, 2003
Net income	$49,385	$48,222
Earnings per common share:
Basic	$0.89	$0.87
Diluted	$0.86	$0.86
Return on average assets	1.31%	1.21%
Return on average shareholders’ equity	13.27%	13.80%

Net income increased 6.1% to $24.5 million, or $0.43 per diluted share, during the second quarter of 2004 as compared to $23.1 million, or $0.41 per diluted share, during the second quarter of 2003. Net income increased 2.4% to $49.4 million, or $0.86 per diluted share, during the first six months of 2004 as compared to $48.2 million, or $0.86 per diluted share, during the first six months of 2003.

The $1.4 million increase in net income for the second quarter of 2004 compared to the second quarter of 2003 was primarily attributable to the following items:

•	A $1.9 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets, which was partially offset by the increase in the net interest margin;

•	A $4.7 million decrease in the provision for loan and lease losses;

•	A $4.3 million increase in non-interest income primarily due to a $5.0 million increase in ABD’s insurance commissions and fees. This increase was partially offset by a decrease of $1.0 million in the gain on sale of investment securities in the second quarter of 2004 compared to the same period in 2003; and

•	A $4.8 million increase in operating expenses. The major component of this increase was a rise of $5.4 million in expenses at ABD, which were partially offset by a $0.6 million decline in bank-level expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The $1.2 million increase in net income for the six months ended 2004 compared to the six months ended 2003 was primarily attributable to the following items:

•	A $2.7 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets, which was partially offset by the increase in the net interest margin;

•	A $9.2 million decrease in the provision for loan and lease losses;

•	A $7.0 million increase in non-interest income. This growth included an increase of $9.2 million in ABD commissions and fees, which was partially offset by a decline of $2.3 million in bank non-interest revenue; and

•	An $11.5 million increase in operating expenses primarily due to an increase in ABD expenses of $10.0 million.

Net Interest Income

Our Interest Rate Risk Strategy

Our interest rate risk, or IRR, strategy focuses on containing this risk within board approved limits. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. We currently adhere to a core strategy of maintaining a relatively neutral interest rate risk position. Within that context, we may adjust our position based on our interest rate outlook.

During 2003, we reduced the size of our securities portfolio, positioning ourselves to be more asset sensitive in anticipation of a rising rate environment.

Our net interest margin for the second quarter of 2004 was 4.29%, compared to 4.51% for the first quarter of 2004 and 4.11% for the second quarter of 2003. The 0.22% reduction from the margin level in the first quarter was primarily due to an increase in the premium amortization expense recorded on our investment portfolio that reflected higher prepayment levels experienced in the second quarter. Additionally, a decline in the yield of our loan portfolio due to a shift in the portfolio mix was also a contributing factor.

Our net interest margin for the six months ended June 30, 2004 was 4.40%, compared to 4.22% for the same period in 2003. The 0.18% increase in the margin level was primarily due to a decrease in rates paid on interest-bearing liabilities and an increase in the contribution of non-interest bearing deposits and other liabilities. The contribution of these factors was partially offset by a decrease in the yield earned on interest earning assets.

Net interest income for the second quarter of 2004 was $71.9 million, compared to $75.4 million for the first quarter of 2004 and $73.8 million for the second quarter of 2003. The $3.5 million decrease in our net interest income earned during the second quarter of 2004 as compared to the first quarter of 2004 was primarily due to decreases in the yield earned on securities and loans and an increase in rates paid on MMDA, NOW and savings accounts. These were partially offset by a decrease in rates paid on borrowings. The $1.9 million decrease in our net interest income earned during the second quarter of 2004 as compared to the same period in 2003 was due to a decrease in average loans and securities, and was partially offset by the increase in net yield earned on interest earning assets.

Net interest income for the six month period ended June 30, 2004 was $147.3 million, compared to $150.0 million for the same period in 2003. The $2.7 million decrease in our net interest income earned during the six month period ended June 30, 2004 as compared to the same period in 2003 was due to a decrease in average loans and securities, and was partially offset by the increase in net yield earned on interest earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Quarters Ended June 30, 2004, June 30, 2003 and March 31, 2004

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended June 30, 2004			Three months ended June 30, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$148,945	$324	0.87%	$135,418	$373	1.10%
Other short-term securities	2,826	20	2.85%	72	1	5.57%
Securities:
Taxable	2,082,490	20,678	3.99%	2,242,162	20,696	3.70%
Tax-exempt (2)	91,141	1,147	5.06%	106,144	1,241	4.69%
Loans (3)	4,414,731	71,435	6.51%	4,720,462	81,139	6.89%

Total interest-earning assets	6,740,133	93,604	5.59%	7,204,258	103,450	5.76%
Noninterest-earning assets	900,703			858,015

Total assets	$7,640,836	93,604		$8,062,273	103,450

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,267,483	8,824	1.09%	$3,030,295	8,708	1.15%
Time deposits, over $100,000	455,509	1,821	1.61%	523,582	2,751	2.11%
Other time deposits	504,981	1,536	1.22%	1,178,796	4,586	1.56%

Total interest-bearing deposits	4,227,973	12,181	1.16%	4,732,673	16,045	1.36%
Other borrowings	1,175,519	5,032	1.72%	1,313,388	9,379	2.86%
Subordinated debt	210,311	4,508	8.62%	210,311	4,222	8.05%

Total interest-bearing liabilities	5,613,803	21,721	1.56%	6,256,372	29,646	1.90%
Noninterest-bearing deposits	1,052,290			928,801
Other noninterest-bearing liabilities	229,021			146,546
Preferred stock of real estate investment trust subsidiaries	15,302			15,646
Shareholders’ equity	730,420			714,908

Total shareholders’ equity and liabilities	$7,640,836	21,721		$8,062,273	29,646

Net interest income		$71,883			$73,804

Interest rate spread			4.03%			3.86%

Net yield on interest-earning assets(4)			4.29%			4.11%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities were 7.65% for the three months ended June 30, 2004 and 7.04% for the three months ended June 30, 2003 using the federal statutory rate of 35%.
(3)	Interest income on loans includes loan fees of $276,000 for the three months ended June 30, 2004 and $1.2 million for the three months ended June 30, 2003.
(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended June 30, 2004			Three months ended March 31, 2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$148,945	$324	0.87%	$92,582	$204	0.89%
Other short-term securities	2,826	20	2.85%	2,992	78	10.49%
Securities:
Taxable	2,082,490	20,678	3.99%	2,079,717	22,220	4.30%
Tax-exempt (2)	91,141	1,147	5.06%	96,735	1,116	4.64%
Loans (3)	4,414,731	71,435	6.51%	4,450,875	73,127	6.61%

Total interest-earning assets	6,740,133	93,604	5.59%	6,722,901	96,745	5.79%
Noninterest-earning assets	900,703			834,572

Total assets	$7,640,836	93,604		$7,557,473	96,745

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,267,483	8,824	1.09%	$2,997,172	7,079	0.95%
Time deposits, over $100,000	455,509	1,821	1.61%	456,127	1,839	1.62%
Other time deposits	504,981	1,536	1.22%	738,581	2,357	1.28%

Total interest-bearing deposits	4,227,973	12,181	1.16%	4,191,880	11,275	1.08%
Other borrowings	1,175,519	5,032	1.72%	1,131,723	5,594	1.99%
Subordinated debt	210,311	4,508	8.62%	210,311	4,505	8.62%

Total interest-bearing liabilities	5,613,803	21,721	1.56%	5,533,914	21,374	1.55%
Noninterest-bearing deposits	1,052,290			1,018,638
Other noninterest-bearing liabilities	229,021			222,898
Preferred stock of real estate investment trust subsidiaries	15,302			15,302
Shareholders’ equity	730,420			766,721

Total shareholders’ equity and liabilities	$7,640,836	21,721		$7,557,473	21,374

Net interest income		$71,883			$75,371

Interest rate spread			4.03%			4.23%

Net yield on interest-earning assets(4)			4.29%			4.51%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities were 7.65% for the three months ended June 30, 2004 and 7.00% for the three months ended March 31, 2004 using the federal statutory rate of 35%.
(3)	Interest income on loans includes loan fees of $276,000 for the three months ended June 30, 2004 and $736,000 for the three months ended March 31, 2004.
(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three months ended June 30, 2004 compared with the same period ended June 30, 2003 favorable / (unfavorable)			Three months ended June 30, 2004 compared with the same period ended March 31, 2004 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$34	$(83)	$(49)	$123	$(3)	$120
Other short-term investments	20	(1)	19	(4)	(54)	(58)
Securities:
Taxable	(1,552)	1,534	(18)	30	(1,572)	(1,542)
Tax-exempt	(186)	92	(94)	(67)	98	31
Loans	(5,202)	(4,502)	(9,704)	(591)	(1,101)	(1,692)

Total interest income	(6,885)	(2,961)	(9,846)	(509)	(2,632)	(3,141)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(643)	527	(116)	(674)	(1,071)	(1,745)
Time deposits over $100,000	329	601	930	2	16	18
Other time deposits	2,214	836	3,050	715	106	821

Total interest-bearing deposits	1,900	1,964	3,864	44	(950)	(906)
Other borrowings	906	3,441	4,347	(210)	772	562
Subordinated debt	—	(286)	(286)	—	(3)	(3)

Total interest expense	2,805	5,120	7,925	(166)	(181)	(347)

Net increase (decrease) in net interest income	$(4,080)	$2,159	$(1,921)	$(676)	$(2,812)	$(3,488)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Six Months Ended June 30, 2004 and June 30, 2003

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Six months ended June 30, 2004			Six months ended June 30, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$120,876	$528	0.88%	$92,923	$512	1.11%
Other short-term securities	2,909	63	4.36%	36	1	5.60%
Securities:
Taxable	2,081,103	42,933	4.15%	2,246,473	45,801	4.11%
Tax-exempt (2)	93,938	2,263	4.84%	105,280	2,464	4.72%
Loans (3)	4,432,806	144,562	6.56%	4,718,705	162,016	6.92%

Total interest-earning assets	6,731,632	190,349	5.69%	7,163,417	210,794	5.93%
Noninterest-earning assets	866,862			841,101

Total assets	$7,598,494	190,349		$8,004,518	210,794

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,132,354	15,903	1.02%	$2,871,547	16,957	1.19%
Time deposits, over $100,000	455,818	3,659	1.61%	531,597	5,650	2.14%
Other time deposits	621,781	3,894	1.26%	1,144,389	9,971	1.76%

Total interest-bearing deposits	4,209,953	23,456	1.12%	4,547,533	32,578	1.44%
Other borrowings	1,153,733	10,627	1.85%	1,411,953	19,216	2.74%
Subordinated debt	210,311	9,012	8.62%	210,311	9,029	8.66%

Total interest-bearing liabilities	5,573,997	43,095	1.55%	6,169,797	60,823	1.99%
Noninterest-bearing deposits	1,035,464			955,424
Other noninterest-bearing liabilities	225,161			159,083
Preferred stock of real estate investment trust subsidiaries of the Banks	15,302			15,648
Shareholders’ equity	748,570			704,566

Total shareholders’ equity and liabilities	$7,598,494	43,095		$8,004,518	60,823

Net interest income		$147,254			$149,971

Interest rate spread			4.13%			3.94%

Net yield on interest-earning assets(4)			4.40%			4.22%

(1)	Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)	Tax equivalent yields earned on the tax-exempt securities were 7.31% and 7.08% for the six months ended June 30, 2004 and June 30, 2003, respectively, using the federal statutory rate of 35%.
(3)	Loan fees totaling $1.0 million and $2.4 million are included in loan interest income for the six months ended June 30, 2004 and June 30, 2003, respectively.
(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	Six months ended June 30, 2004 compared with the same period June 30, 2003 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$136	$(120)	$16
Other short-term investments	63	(1)	62
Securities:
Taxable	(3,295)	427	(2,868)
Tax-exempt	(266)	65	(201)
Loans	(9,325)	(8,129)	(17,454)

Total interest income	(12,687)	(7,758)	(20,445)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(1,477)	2,531	1,054
Time deposits over $100,000	729	1,262	1,991
Other time deposits	3,751	2,326	6,077

Total interest-bearing deposits	3,003	6,119	9,122
Other borrowings	3,092	5,497	8,589
Subordinated debt	—	17	17

Total interest expense	6,095	11,633	17,728

Net increase (decrease) in net interest income	$(6,592)	$3,875	$(2,717)

Provision for Loan and Lease Losses

The provision for loan and lease losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. Periodic fluctuations in the provision for loan and lease losses result from management’s assessment of the adequacy of the allowance for loan and lease losses. The provision for loan and lease losses for each period is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area.

The provision for loan and lease losses was $2.0 million in the second quarter of 2004, $2.0 million in the first quarter of 2004 and $6.7 million in the second quarter of 2003. The provision for loan and lease losses was $4.0 million for the six months ended June 30, 2004 and $13.2 million for the six months ended June 30, 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our allowance for loan and lease losses and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest Income

The following table sets forth the major categories of non-interest income for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Insurance commissions and fees	$32,916	$34,581	$27,747	$31,174	$27,945
Rental revenues on operating leases	2,665	2,317	1,934	1,537	1,234
Service charges and other fees	2,624	2,623	2,754	2,792	2,995
Gain on sale of securities, net	2,117	1,166	764	38	3,136
Loan and international banking fees	2,026	1,974	2,188	2,668	2,421
Trust fees	974	851	925	813	819
Gain on sale of loans	635	400	1,113	1,515	364
ATM network revenue	333	360	430	492	445
Other income	2,335	3,201	2,678	2,895	2,962

Total non-interest income	$46,625	$47,473	$40,533	$43,924	$42,321

The decrease in non-interest income during the second quarter of 2004, as compared to the first quarter of 2004, is primarily due to decreases in insurance commissions and fees, and other income. This was partially offset by increases in rental revenues on operating leases, the gain on sale of securities, trust fees, and the gain on sale of loans. Non-interest income increased during the second quarter of 2004, as compared to the second quarter of 2003, primarily due to the increase in insurance commissions and fees and rental revenues on operating leases.

The increase in insurance commissions and fees in the second quarter of 2004, as compared to the second quarter of 2003, was a result of the S&C acquisition in July 2003 and ABD’s internal growth. Insurance commissions and fees in the second quarter of 2004 decreased slightly compared to the first quarter of 2004. This is primarily due to ABD receiving a significant portion of its annual contingency and override income, which represents bonus payments from insurance companies based on ABD’s production and profitability thresholds during the prior calendar year, during the first quarter of 2004. The amount of contingency and override income is not estimable before receipt, and therefore this income is not recorded until received.

Recent news articles have reported that the New York Attorney General is investigating certain insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. The focus of these inquiries appears to be on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of business. It is possible that the California Department of Insurance may also be reviewing these arrangements. ABD receives payments of this nature from insurance companies. It is uncertain whether there are any similarities between the nature of ABD’s relationship or arrangements with its insurance carriers and those of the firms being investigated in New York. Although ABD has not received notice that it is a subject of any inquiries, it is uncertain at this time whether these actions could impact ABD’s arrangements with its insurance carriers or its ability to collect these payments in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $348,000 increase in revenues generated by that operating division for the second quarter of 2004, as compared to the first quarter of 2004, and the $1.4 million increase in revenues generated by that operating division for the second quarter of 2004, as compared to the second quarter of 2003, is the result of the growth in the size of the portfolio from this line of business.

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage IRR and in consideration of other factors, such as the anticipation of increases in prepayment rates. Specific IRR program initiatives can cause us to increase the volume of sale transactions and can result in an increase in gains on securities in the periods when such initiatives occur. In 2002, we made the decision to de-leverage the balance sheet by reducing the securities portfolio. This decision resulted in significant securities sales activities, which continued into the first part of 2003 and resulted in significantly larger securities gains than we had recognized either before or since. The gain on sale of securities also includes a $1.2 million gain for the second quarter of 2004, $198,000 loss for the first quarter of 2004, a $141,000 gain for the fourth quarter of 2003 and a $351,000 loss for the second quarter of 2003 recognized on derivative instruments marked to market through earnings and ineffectiveness of a hedge recorded in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149.

The second quarter 2004 gain on sale of loans of $503,000 is related to the sale of $14.4 million of Matsco’s loan production, compared to a $210,000 gain on sale of $3.9 million of Matsco’s loan production in the first quarter of 2004, and a $1.0 million gain on the sale of $18.3 million of Matsco’s loan production in the fourth quarter of 2003. There were no gains on the sale of Matsco’s loan production in the second quarter of 2003. The remaining gain on sale of loans relates to the sale of SBA loans. The gain on sale of SBA loans amounted to $132,000 during the second quarter of 2004, $190,000 during the first quarter of 2004, $113,000 during the fourth quarter of 2003 and $364,000 during the second quarter of 2003. The level of the gain on sale of loans is generally dependent on loan sale volumes. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and the period of time we would need to hold the loan in order to earn the same revenues that we could generate from the sale of the loan under current market conditions.

SBA loans are sold with servicing retained. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan based upon their relative fair values. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method. All other loan sales are servicing released.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the major categories of non-interest income for the periods indicated.

	Six month periods ended:
(Dollars in thousands)	June 30, 2004	June 30, 2003
Insurance commissions and fees	$67,497	$58,587
Rental revenues on operating leases	4,982	2,111
Service charges and other fees	5,247	5,826
Gain on sale of securities, net	3,283	5,159
Loan and international banking fees	4,000	4,459
Trust fees	1,825	1,576
Gain on sale of loans	1,035	1,907
ATM network revenue	693	851
Other income	5,536	6,609

Total	$94,098	$87,085

The increase in non-interest income during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is primarily due to increases in insurance commissions and fees, rental revenues on operating leases, and trust fees. This was partially offset by decreases in service charges and other fees, loan and international banking fees, gain on sale of investments, gain on sale of loans and other income.

The increase in insurance commissions and fees in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, was primarily a result of the S&C acquisition in July 2003 and ABD’s internal growth.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $2.9 million increase in revenues generated by that operating division for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is the result of the growth in the size of the portfolio from this line of business.

Our gains and losses on the sale of securities decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due primarily to the deleveraging of our balance sheet discussed above. The gain on sale of securities includes a $989,000 gain for the six months ended June 30, 2004 and a $1.8 million loss for the six months ended June 30, 2003 recognized on derivative instruments marked to market through earnings and ineffectiveness of a hedge recorded in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149.

Of the gain on sale of loans for the six months ended June 30, 2004, $713,000 related to the sale of $18.3 million of Matsco’s loan production, compared to a $1.2 million gain on the sale of $9.7 million of Matsco’s loan production in the six months ended June 30, 2003. The remaining gain on sale of loans relates to the sale of SBA loans. The gain on sale of SBA loans decreased to $322,000 during the six months ended June 30, 2004, compared to $711,000 during the six months ended June 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Compensation and benefits	$45,626	$49,584	$44,681	$43,309	$42,001
Occupancy and equipment	10,251	10,205	10,390	10,695	10,171
Legal and other professional fees	4,646	3,298	3,641	3,601	4,390
Depreciation - equipment leased to others	2,252	1,905	1,712	1,096	1,072
Amortization of intangibles	2,072	2,071	1,889	1,949	1,671
Telephone, postage and supplies	1,853	1,749	1,854	1,767	1,878
Marketing and promotion	1,729	1,669	1,755	1,428	1,822
Data processing	1,272	1,227	1,267	1,431	1,407
Insurance	1,257	1,271	837	1,131	1,283
Correspondent bank and ATM network fees	801	1,241	1,245	1,495	1,717
FDIC insurance and regulatory assessments	496	500	505	588	482
Dividends paid on preferred stock of real estate investment trusts	456	456	464	453	454
Directors’ fees	286	365	303	294	293
Client service expenses	272	327	337	294	318
Expenses on other real estate owned	214	134	—	546	518
Contribution to Greater Bay Bancorp Foundation	—	900	—	—	—
Other expenses	3,592	3,142	3,199	2,464	2,769

Total operating expenses	$77,075	$80,044	$74,079	$72,541	$72,246

Efficiency ratio	65.04%	65.16%	64.00%	62.21%	62.21%
Total operating expenses to average assets	4.06%	4.26%	3.82%	3.61%	3.59%

We compute the efficiency ratio by dividing operating expenses by the sum of net interest income and other income. The efficiency ratio is a standard banking industry ratio used to determine how efficient we are at the allocation of resources. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient allocation of resources. Conversely, an increase in the efficiency ratio would generally indicate a decrease in our overall efficiency. As with any standard ratio, there are limitations inherent in this measure. For example, although an increase in efficiency indicated by a decrease in this ratio would generally be expected to result in improved profitability, excessive expense reductions could result in, among other items, a weak control environment, inadequate credit risk management or a failure to comply with banking regulations. The impact of these types of deficiencies could all have an adverse impact on overall profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The primary reasons for the decreases in operating expenses during the second quarter of 2004 as compared to the first quarter of 2004 and the increases during the second quarter of 2004 as compared to the second quarter of 2003 include the following:

•	Compensation and benefits expenses decreased in the second quarter of 2004 to $45.6 million, compared to $49.6 million in the first quarter of 2004 and increased from $42.0 million in the second quarter of 2003. The decrease in the second quarter of 2004 compared to the first quarter of 2004 is primarily due to the seasonal impact of first quarter payroll taxes and benefits and first quarter bonuses paid to ABD employees. The increase in the second quarter of 2004 compared to the same period in 2003 is primarily due to the S&C acquisition and personnel added during 2003 to enhance our enterprise-wide risk management;

•	The increase in legal and professional fees incurred during the second quarter of 2004 as compared to the first quarter of 2004 is a result of the increasing commitment of resources to document and enhance controls required by the Sarbanes-Oxley Act of 2002. We anticipate incurring additional such costs for at least the remainder of 2004. The increase in legal and professional fees incurred during the second quarter of 2004 as compared to the second quarter of 2003 resulting from our increase in Sarbanes-Oxley activities is partially offset by a decrease in professional fees paid for activities surrounding enhancements to our enterprise-wide risk management and regulatory compliance programs and processes, which decreased following the first half of 2003;

•	Depreciation – equipment leased to others represents expenses related to operating equipment leases financed by Greater Bay Capital. The increase in expenses related to that operating division is the result of the growth in the size of the portfolio from this line of business; and

•	Correspondent bank and ATM network fees decreased to $801,000 for the second quarter of 2004 as compared to $1.2 million for the first quarter of 2004. These expenses include fees paid on brokered certificates of deposit. Our average balance of brokered certificates of deposit for the second quarter of 2004 was $101.8 million, as compared to $326.6 million for the first quarter of 2004. As our use of brokered certificates of deposit has decreased, the related fees have also decreased.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the major components of operating expenses for the periods indicated.

	Six month periods ended:
(Dollars in thousands)	June 30, 2004	June 30, 2003
Compensation and benefits	$95,210	$87,433
Occupancy and equipment	20,456	19,813
Legal and other professional fees	7,944	9,352
Depreciation - equipment leased to others	4,157	1,807
Amortization of intangibles	4,143	3,342
Telephone, postage and supplies	3,602	3,624
Marketing and promotion	3,398	2,937
Insurance	2,528	2,519
Data processing	2,499	2,658
Correspondent bank and ATM network fees	2,042	3,418
FDIC insurance and regulatory assessments	996	980
Dividends paid on preferred stock of real estate investment trusts	912	907
Contribution to Greater Bay Bancorp Foundation	900	—
Directors fees	651	631
Client service expenses	599	662
Expenses on other real estate owned	348	519
Other expenses	6,734	4,986

Total operating expenses	$157,119	$145,588

Efficiency ratio	65.10%	61.42%
Total operating expenses to average assets	4.16%	3.67%

The primary reasons for the increases in operating expenses during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 include the following:

•	Compensation and benefits expenses increased in the six months ended June 30, 2004 to $95.2 million, compared to $87.4 million in the six months ended June 30, 2003 as a result of the S&C acquisition and personnel added during 2003 to enhance our enterprise-wide risk management;

•	The decrease in legal and professional fees incurred during the six month period ended June 30, 2004 as compared to the same period in 2003 is a result of a decrease in activities surrounding enhancements to our enterprise-wide risk management and regulatory compliance programs and processes. These decreases were partially offset by 2004 activities to document and enhance controls as required by the Sarbanes-Oxley Act of 2002;

•	Correspondent bank and ATM network fees decreased to $2.0 million for the six month period ended June 30, 2004 as compared to $3.4 million for the same period in 2003. These expenses include fees paid on brokered certificates of deposit. As our reliance on brokered certificates of deposit during 2004 has decreased, our correspondent bank fees have also decreased;

•	Depreciation – equipment leased to others represents expenses related to operating equipment leases financed by Greater Bay Capital; and

•	During the six months ended June 30, 2004, we contributed $900,000 to the Foundation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

Our effective income tax rate for the second quarter of 2004 was 37.7%, as compared to 37.8% for the same period in 2003. Our effective income tax rate for the six months ended June 30, 2004 was 38.4%, as compared to 38.4% for the same period in 2003. The effective rates were lower than the statutory rate of 42% due to California enterprise zone interest income exclusion, and tax-exempt income on municipal securities and bank owned life insurance policies. See Note 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding certain tax contingencies.

FINANCIAL CONDITION

Total assets increased $11.9 million to $7.61 billion at June 30, 2004, compared to $7.60 billion at December 31, 2003.

Securities

Securities increased 1.3% to $2.26 billion at June 30, 2004 from $2.22 billion at December 31, 2003.

The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and FHLB stock. Securities available for sale are recorded at fair value. Securities held to maturity are recorded at amortized cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term securities as securities available for sale. These other investments are included in cash and cash equivalents.

At June 30, 2004, 74.61%, of our total securities were invested in mortgage and mortgage related securities, as compared to 71.2%, at December 31, 2003. Although the stated maturity of these securities is as long as 30 years, due to periodic principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is just under four years.

During the second quarter of 2004, we transferred a portion of our available for sale securities portfolio to the held to maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had an unrealized loss of $5.4 million at the time of transfer. We elected to make this transfer after evaluating our current asset / liability position, IRR status, the anticipated future direction of interest rates and our resulting intention and ability to hold these securities until maturity. See Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion regarding the accounting for this transfer.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the composition of our loan portfolio at the dates indicated.

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$1,941,573	44.9%	$1,937,766	43.9%
Term real estate - commercial	1,658,921	38.4	1,636,356	37.1

Total commercial	3,600,494	83.3	3,574,122	81.0
Real estate construction and land	415,155	9.6	537,079	12.2
Real estate other	268,947	6.2	273,504	6.2
Consumer and other	171,003	4.0	167,593	3.8

Total loans, gross	4,455,599	103.1	4,552,298	103.2
Deferred fees and discounts, net	(12,575)	(0.3)	(14,491)	(0.3)

Total loans, net of deferred fees	4,443,024	102.8	4,537,807	102.9
Allowance for loan and lease losses	(120,625)	(2.8)	(126,168)	(2.9)

Total loans, net	$4,322,399	100.0%	$4,411,639	100.0%

Total loans decreased by $94.8 million from December 31, 2003 to June 30, 2004 and by $264.6 million from June 30, 2003 to June 30, 2004. This portfolio contraction was almost entirely related to a decline in construction loans which we believe to be consistent with the relatively diminished level of construction activity in our primary market area. Total loans grew by $6.8 million, or an annualized growth rate of 0.61%, at June 30, 2004 from the March 31, 2004 level. This figure includes the impact of the sale of Matsco loans totaling approximately $14.4 million and the write-down of corporate finance loans of $2.0 million in this discontinued business area which occurred during the second quarter. Excluding these actions, total loans increased by $23.2 million during the second quarter of 2004, an annualized growth rate of 2.09%.

The following table presents the maturity distribution of our commercial, term real estate – commercial, real estate construction and land, real estate other and consumer and other portfolio and the allocation between fixed and variable rate loans at June 30, 2004.

(Dollars in thousands)	Commercial	Term real estate- commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
Loans maturing in:
One year or less:
Fixed rate	$161,739	$87,157	$44,522	$4,316	$12,478	$310,212
Variable rate	476,825	56,045	297,071	20,308	71,162	921,411

One to five years:
Fixed rate	516,612	309,717	7,184	11,863	28,132	873,508
Variable rate	249,829	379,389	62,661	61,079	44,903	797,861

After five years:
Fixed rate	408,084	306,884	—	989	13,937	729,894
Variable rate	128,484	519,729	3,717	170,392	391	822,713

Total	$1,941,573	$1,658,921	$415,155	$268,947	$171,003	$4,455,599

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. Restructured loans which are performing in accordance with the agreed upon modified loan term are presented separately in the period of restructure and the three subsequent quarters. Other real estate owned, or OREO, consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

The following table sets forth information regarding nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Nonperforming assets:
Nonaccrual loans	$42,230	$48,042	$61,700	$58,072	$46,491
OREO	—	1,200	—	—	2,500

Total nonperforming assets	$42,230	$49,242	$61,700	$58,072	$48,991

Restructured loans on accrual status	$255	$439	$240	$3,500	$—

Accruing loans past due 90 days or more	$26	$—	$—	$50	$277

Nonaccrual loans to total loans	0.95%	1.08%	1.36%	1.26%	0.99%
Nonperforming assets to total assets	0.55%	0.64%	0.81%	0.75%	0.61%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.96%	1.12%	1.36%	1.34%	1.05%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.56%	0.65%	0.81%	0.79%	0.61%

The amount of interest income on nonaccrual loans that was included in net revenue was $268,000 for the six months ended June 30, 2004 and $606,000 for the six months ended June 30, 2003. The gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $1.2 million for the six months ended June 30, 2004 and $1.7 million for the six months ended June 30, 2003.

At June 30, 2004, $11.0 million, $4.7 million at March 31, 2004 and at December 31, 2003, $3.4 million in restructured loans were also on nonaccrual status and are included in nonaccrual loans above. There was a principal reduction concession of $504,000 allowed on restructured loans during the fourth quarter of 2003. There were no principal reduction concessions allowed on restructured loans during the second and first quarter of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income from restructured loans on accruing status totaled $6,000 for the second quarter of 2004, $2,000 for the first quarter of 2004 and $5,000 for the fourth quarter of 2003. The foregone interest income for the restructured loans on accruing status totaled $0 for the second quarter of 2004, $2,000 for the first quarter of 2004 and $1,000 for the fourth quarter of 2003.

Interest income from restructured loans on accruing status totaled $8,000 for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003. The foregone interest income for the restructured loans on accruing status totaled $2,000 for the six months ended June 30, 2004 and $0 for the six months ended June 30, 2003.

The details of our nonaccrual loans at June 30, 2004 and December 31, 2003 were as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Commercial:
Other commercial	$11,929	$15,398
Matsco	8,726	7,520
SNC/Corporate Finance	5,973	12,745
SBA	2,607	4,845
Venture Banking Group	3,291	3,514

Total commercial	32,526	44,022
Real estate:
Term real estate - commercial	7,505	15,003
Real estate construction and land	1,526	1,568
Real estate other	505	536

Total real estate	9,536	17,107
Consumer and other	168	571

Total nonaccrual loans	$42,230	$61,700

The decrease in nonaccrual assets was primarily in four areas: term real estate – commercial of $7.5 million, Shared National Credit/Corporate Finance of $6.8 million, other commercial loans of $3.5 million and SBA of $2.2 million.

All nonaccrual loans (except for a small volume of small balance Matsco and consumer loans that are considered to be homogeneous) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either take a write-down in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The balance of specific reserves associated with nonaccrual loans totaled $14.6 million at June 30, 2004, and this reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of SFAS No. 114,” a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and indirectly, our allowance for loan and lease losses. Impaired loans were $42.2 million at June 30, 2004, $48.0 million at March 31, 2004, $61.7 million at December 31, 2003 and $46.5 million at June 30, 2003. During the second quarter of 2004, first quarter of 2004 and fourth quarter of 2003, we recognized no interest income during the time within the year that the loans were impaired. As of June 30, 2004, March 31, 2004 and December 31, 2003, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

In addition to the loans disclosed above as nonaccrual or restructured, management also has identified loans totaling approximately $15.3 million that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, be removed from nonaccrual status, become restructured loans or other real estate owned in the future.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s determination of losses inherent in our loan and lease portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans and leases are charged-off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Period end gross loans outstanding	$4,455,599	$4,449,019	$4,552,298	$4,616,882	$4,722,378
Average loans outstanding	$4,482,052	$4,501,141	$4,556,111	$4,667,233	$4,750,886
Allowance for loan and lease losses:
Balance at beginning of period	$122,609	$126,168	$128,499	$130,030	$129,818
Charge-offs:
Commercial	(4,111)	(5,816)	(6,350)	(9,870)	(6,089)
Term real estate - commercial	(490)	(1,117)	(1,025)	(61)	(1,576)

Total commercial	(4,601)	(6,933)	(7,375)	(9,931)	(7,665)
Real estate construction and land	—	—	(2,595)	—	—
Real estate other	—	—	(54)	—	—
Consumer and other	(79)	(285)	(216)	(257)	(331)

Total charge-offs	(4,680)	(7,218)	(10,240)	(10,188)	(7,996)

Recoveries:
Commercial	560	1,538	278	559	1,104
Term real estate - commercial	—	—	—	25	338

Total commercial	560	1,538	278	584	1,442
Real estate construction and land	48	48	593	—	—
Real estate other	4	—	—	—	—
Consumer and other	84	73	38	73	66

Total recoveries	696	1,659	909	657	1,508

Net charge-offs	(3,984)	(5,559)	(9,331)	(9,531)	(6,488)
Provision charged to income	2,000	2,000	7,000	8,000	6,700

Balance at end of period	$120,625	$122,609	$126,168	$128,499	$130,030

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.36%	0.50%	0.81%	0.81%	0.55%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.43%	0.50%	0.67%	0.63%	0.54%

Allowance as a percentage of period end loans outstanding	2.71%	2.76%	2.77%	2.78%	2.75%
Allowance as a percentage of nonperforming assets	285.64%	248.99%	204.49%	221.28%	265.42%

During the first quarter of 2004, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses. While our methodology has always consisted of two key components, an individual loan impairment component and a pool loan analysis component, the enhancement made in the first quarter 2004 introduced a loss-migration approach into the pool loan analysis that utilizes historical probability-of-default and loss-given-default rates. In addition, the enhanced methodology incorporates increased analysis of loss exposure associated with pass-rated loan portfolios that has likely been incurred but not yet identified. The prior methodology relied on loss factors that provided results that were not significantly different from the results of our enhanced methodology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The individual loan impairment component is equal to the balance of specific reserves, which are established for impaired loans as defined by SFAS 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component totaled $15 million at June 30, 2004, $16 million at March 31, 2004, and $21 million at December 31, 2003. The $5 million reduction in this allowance component from December 31, 2003 to March 31, 2004 resulted from a decline in the volume of impaired loans.

The pool loan analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. Because we estimate loss based on credit risk rating, any deterioration or improvement in credit quality will directly impact the loss estimate. This first step of the pool loan analysis resulted in an allowance requirement of $62 million at June 30, 2004, compared to $61 million at March 31, 2004. The nominal change in the allowance requirement resulting from this portion of our analysis reflected the nominal changes in quality and complexion of our loan portfolios from the prior period.

The second step of the pool loan analysis is a determination of an estimated range of unidentified, incurred loss. We believe that borrowers are impacted by events that result in loan default and eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, loss of a major tenant in this example, and our knowledge of this event, particularly during times of significant economic downturn.

While loss causing events have likely been identified for loans that have been assigned risk ratings associated with criticized loans, they probably have not been identified for all pass-rated loans. Therefore, we believe that a portion of the pass-rated loans has heightened risk that would be similar to criticized loans. Due to the economic downturn we have experienced in our primary lending markets, we believe that a range of pass-rated loans have heightened risk. This portion of our pool loan analysis resulted in a range of additional required allowance of between $26 million and $44 million at June 30, 2004, compared to a range of $28 million and $46 million at March 31, 2004. The small change in the range from the prior period reflects nominal changes in the risk rating complexion of our loan portfolios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Adding together the individual loan impairment component and the two portions of the pool loan analyses, the total indicated range of allowance resulting from our methodology was between $103 million and $121 million at June 30, 2004. Management believes that the most likely amount of loss within this range is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economic trends continue to be of concern and the timing of recovery is uncertain. While we enjoyed some reduction in nonperforming assets and charge-offs during the quarter, we are not yet certain that the reduction reflects a trend, nor a recovery of our regional economy. In addition, we believe that increased interest rates may place added pressure on debt service ratios;

•	The Bank has a significant number of large loans. Unidentified loss causing events have likely occurred for some large credits and could result in downgrades that would materially alter allowance needs; and,

•	The enhanced allowance for loan and lease losses methodology, which was implemented in the first quarter of 2004, is new to the organization. While management believes that this enhanced migration-based approach provides a superior assessment of allowance needs, experience with the new approach is limited.

In summary, our allowance at June 30, 2004 was $121 million, and consisted of an individual loan impairment component of $15 million and a pool loan analysis component of $106 million. This compares to a total allowance of $123 million at March 31, 2004, with an individual loan impairment component of $16 million and a pool loan analysis component of $107 million, and a total allowance of $126 million at December 31, 2003, with an individual loan impairment component of $21 million and pool loan analysis component of $105 million.

As we add new products, increase in complexity, and expand our geographic coverage, we will further enhance our methodology to keep pace with the size and complexity of the loan portfolio. We have periodically engaged outside firms to independently assess our methodology and, on an ongoing basis, we engage outside firms to perform independent credit reviews of our loan portfolio.

While our current methodology utilizes historical and other objective information, establishing the allowance for loan and lease losses is, to some extent, based on management’s judgment and experience. Management believes that the allowance for loan and lease losses is adequate as of June 30, 2004 to cover inherent losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Property, Premises and Equipment

Property, premises and equipment increased by $7.0 million to $90.9 million at June 30, 2004, as compared to $83.8 million at December 31, 2003. The primary reason for this increase is the $9.3 million increase in equipment leased to others and was partially offset by increases in accumulated depreciation on other property, premises and equipment. The equipment leased to others represents equipment leases financed by Greater Bay Capital. Equipment leased to others, net of depreciation, was $42.5 million at June 30, 2004, compared to $33.3 million at December 31, 2003. This increase is the result of the growth in the size of the lease portfolio from this line of business.

Deposits

Total core deposits (which exclude institutional time deposits) increased by $469.2 million from June 30, 2003 and by $451.8 million from December 31, 2003. This represents a year-over-year growth rate of 10.32% and an annualized growth rate of 19.91% when compared to December 31, 2003. Institutional time deposits are comprised of brokered deposits and California state treasury deposits. Brokered deposits were $26.3 million at June 30, 2004 and $483.8 million at December 31, 2003. California state treasury deposits were $265.0 million at June 30, 2004 and $265.1 million at December 31, 2003. Total deposits were $5.3 billion at June 30, 2004 and December 31, 2003, compared to $5.5 billion at June 30, 2003.

Borrowings

Borrowings were $1.3 billion at June 30, 2004 and December 31, 2003. At June 30, 2004, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES, securities sold under agreements to repurchase and other notes payable.

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

Net cash provided by operating activities totaled $12.3 million for the six months ended June 30, 2004 and $59.2 million for the same period of 2003. Cash used by investing activities totaled $2.1 million for the six months ended June 30, 2004. Cash provided by investing activities totaled $98.5 million for the six months ended June 30, 2003.

Net cash used by financing activities was $21.6 million for the six months ended June 30, 2004 and $178.0 million for the same period of 2003. For the first six months of 2004, the decline in deposit activities decreased cash by $5.8 million. For the first six months ended 2003, deposit gathering activities generated cash of $276.0 million. Short-term and long-term borrowings increased $39.9 million for the six months ended 2004 and decreased $442.7 million for the six months ended 2003.

As of June 30, 2004, we did not have any material commitments for capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our holding company is a company separate and apart from the Bank, ABD and its other subsidiaries and therefore it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for the payment of the interest on its line of credit, senior notes and the subordinated debt, the contingent interest on the CODES, and the dividends on our capital stock. On April 23, 2004, certain holders of the CODES due 2022 exercised their put right and, as a result, we repurchased CODES with an accreted value of $74.1 million. The CODES were repurchased at their accreted value, and the source of funds was available cash. Substantially all of our revenues are obtained from management fees, interest received on its securities and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to our holding company. Under such restrictions, the amount available for payment of dividends by our subsidiaries to our holding company totaled $52.0 million at June 30, 2004. We do not believe that such a limitation will adversely impact our holding company’s ability to meet its ongoing cash obligations. See Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning our holding company’s obligations under its line of credit, the senior notes, the subordinated debt and the CODES.

Capital Resources

Shareholders’ equity at June 30, 2004 decreased to $715.0 million from $750.5 million at December 31, 2003. We declared dividends per common share of $0.1425 during each of the first and second quarters of 2004 and of $0.54 during the year ended December 31, 2003. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share during each quarter of 2004 and 2003 or an annual rate of $3.625 per preferred share.

During the first quarter of 2004, we initiated a share repurchase program that authorized the purchase of up to $70 million of our common stock. We repurchased 1,695,273 shares of common stock for an aggregate amount of $46.8 million, during the first quarter of 2004 with proceeds from the CODES issued during the first quarter of 2004. On May 27, 2004, we repurchased 96,000 shares of common stock at an aggregate price of $2.7 million. The purchase price of the stock was allocated to common stock and retained earnings.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Federal Reserve and the OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at June 30, 2004 and the two highest levels recognized under these regulations were as follows:

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Company:
June 30, 2004	9.83%	12.72%	13.98%
December 31, 2003	9.98%	12.87%	14.13%
June 30, 2003	9.29%	12.29%	13.55%
Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

Our tangible total equity to tangible asset ratio decreased from 7.12% at December 31, 2003 to 6.67% at June 30, 2004. The reduction in this ratio during the second quarter was primarily attributable to a downward investment securities valuation of $41.0 million reflective of increased market interest rates. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that are deducted from total equity and total assets to arrive at tangible equity and tangible assets. At June 30, 2004, total goodwill and other intangibles was $221.9 million, the majority of which is related to the ABD acquisition. Tangible equity and the tangible equity ratios are non-GAAP financial information. We believe that the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets for the periods indicated:

(Dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Common shareholders’ equity	$623,116	$658,765	$638,854
Convertible preferred stock	91,924	91,752	80,441

Total shareholders’ equity	715,040	750,517	719,295
Less: goodwill and other intangibles	(221,861)	(225,229)	(189,299)

Tangible total equity	$493,179	$525,288	$529,996

Total assets	$7,613,295	$7,601,423	$8,090,325
Less: goodwill and other intangibles	(221,861)	(225,229)	(189,299)

Tangible assets	$7,391,434	$7,376,194	$7,901,026

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of June 30, 2004.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,176,598	$—	$—	$—	$1,176,598
Commitments under letters of credit	116,006	—	—	—	116,006
Deposits	5,230,935	64,282	11,679	16	5,306,912
Borrowings	852,521	279,505	—	190,619	1,322,645
Capital lease obligations	—	—	—	—	—
Operating lease obligations	9,963	42,680	12,671	18,202	83,517
Purchase obligations	8,234	—	—	—	8,234
Other liabilities	215,579	—	—	37,817	253,396

Total	$7,609,835	$386,467	$24,350	$246,654	$8,267,308

The obligations are categorized by their contractual due dates. Approximately $223.2 million of the commitments to fund loans relate to real estate construction and a significant percentage is expected to fund within the next 12 months. However, the remainder of the commitment to fund loans relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At June 30, 2004, we had potential future venture capital funding requirements of $8.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS BY BUSINESS SEGMENTS

We are organized along four business segments, namely: community banking, specialty finance, trust services and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated five operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD.

Segment data includes intersegment revenue, including the systematic allocation of corporate-headquarters costs, or intercompany allocation, made according to an agreement between our holding company and the Bank to each of its operating segments. ABD receives certain corporate-headquarters services from our holding company for which the holding company is not reimbursed. Specialty finance also paid community banking $18.7 million in interest charges during the six months ended June 30, 2004 and $18.9 million during the six months ended June 30, 2003. Community banking paid trust services $571,000 in interest charges during the six months ended June 30, 2004 and $758,000 during the six months ended June 30, 2003. All other intersegment revenue is not significant to the results of the segments. Both the intercompany allocation and the interest charges are eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

Commercial Loans. Community banking provides personalized financial services to the diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support business operations. Community banking focuses on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. Community banking’s commercial clients are drawn from a wide variety of manufacturing, technology, real estate, wholesale and service businesses. Commercial loans may also include revolving lines of credit collateralized by accounts receivable, inventory and equipment. Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal.

Real Estate Construction and Land Loans. Community banking’s real estate construction loan activity primarily focuses on providing short-term (generally less than one year maturity) loans to individuals and developers with whom community banking has established relationships for the construction of properties in its market areas. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically range between approximately $1.5 million and $5.0 million.

Community banking also makes land loans to borrowers who intend to construct a single family residence generally within 12 months. In addition, community banking makes commercial real estate construction loans to high net worth clients with adequate liquidity. Such loans are typically secured by first deeds of trust and require guarantees of the borrower.

Consumer and Other Loans. Community banking’s consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, home improvement loans and lines of credit which are often secured by residential real estate. Installment loans tend to be fixed-rate and longer-term (one-to-five year maturity), while the equity lines of credit and home improvement loans are generally at a floating-rate and are reviewed for renewal on an annual basis. Community banking also has a minimal portfolio of credit card loans, issued as an additional service to our clients.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We also provide a wide range of financial services to support the international banking needs of community banking’s clients, including international letters of credit, documentary collections and other trade finance services. In 2001, the Export-Import Bank of the United States increased our International Banking Division’s delegated authority status from the “Medium” level to the “High” level to provide foreign receivable financing to local exporters. The Export-Import Bank allows “High” level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75.0 million in loans.

Deposit Services. Community banking offers a wide range of deposit products, including personal and business checking and savings accounts, time deposits and individual retirement accounts. Community banking also offers a wide range of specialized services designed to attract and service the needs of clients and include cash management and international trade finance services for business clients, traveler’s checks, safe deposit and MasterCard and Visa merchant deposit services.

The key measures we use to evaluate community banking’s performance appear on the following table as of and for the six months ended June 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the six month periods ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Key Measures:
Statement of operations:
Net interest income after provision for loan and lease losses	$128,530	$126,948
Non-interest income	14,449	21,543
Operating expenses:
Direct operating expenses	39,500	38,856
Intercompany allocation	46,150	53,234

Total operating expenses	85,650	92,090

Income before provision for income taxes (1)	$57,329	$56,401

Balance sheet:
Assets	$6,222,641	$7,014,044
Deposits	$5,410,126	$5,675,525
Other Significant Segment Measures:
Average loans	$3,338,744	$3,713,187
Yield earned on loans	6.06%	6.40%
Provision for loan and lease losses	$2,038	$7,759
Average securities	$2,051,162	$2,271,037
Yield earned on securities	4.19%	4.12%
Average deposits (2)	$4,391,052	$4,678,491
Rate paid on deposits	1.12%	1.40%
Compensation and benefits	$18,929	$17,297
Interest charges received from other segments and included in net interest income, net	$18,139	$18,151

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Includes deposit accounts of the Bank, holding company and other subsidiaries which are eliminated inconsolidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Community banking’s income before provision for income taxes increased to $57.3 million for the six month period ended June 30, 2004, as compared to $56.4 million for the same period in 2003.

Community banking’s primary source of revenues is interest income earned on loans. Yield earned on loans for the six month period ended June 30, 2004 declined 0.34% to 6.06% as compared 6.40% for the same period in 2003. Average loans for the six month period ended June 30, 2004 decreased to $3.3 billion, as compared to $3.7 billion for the same period in 2003. As a result of these changes, interest income on loans was $100.6 million for the six month period ended June 30, 2004, as compared to $117.9 million for the same period in 2003.

Community banking’s second highest source of revenues is interest income earned on securities. Average securities for the six month period ended June 30, 2004 decreased to $2.1 billion, as compared to $2.3 billion for the same period in 2003. Primarily as a result of this decline, interest income on securities was $42.7 million for the six month period ended June 30, 2004, as compared to $46.4 million for the same period in 2003.

Community banking is our primary deposit gathering business segment. Total deposits at June 30, 2004 were $5.4 billion, a 4.7% decrease from the June 30, 2003 balance of $5.7 billion. The decrease in deposits is a result of a decrease in institutional time deposits. Community banking’s core deposits, which excludes institutional time deposits, was $5.1 billion at June 30, 2004, a 10.0% increase from the June 30, 2003 balance of $4.7 billion.

Community banking’s provision for loan and lease losses decreased to $2.0 million for the six month period ended June 30, 2004, as compared to $7.8 million for the same period in 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our loan and lease loss reserve and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

Community banking’s primary direct operating expense is compensation and benefits. Compensation and benefits were $18.9 million for the six month period ended June 30, 2004 as compared to $17.3 million for the six month period ended June 30, 2003.

Specialty Finance

Specialty finance offers a complete range of financial products and services through our Matsco division to meet the needs of dentists and veterinarians throughout their professional careers. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital and financing for retirement planning. These products are structured as either equipment leases or loans. We also offer capital equipment lease financing through our Greater Bay Capital division.

Specialty finance also offers asset-based lending and accounts receivable factoring products through our Pacific Business Funding and CAPCO divisions that provide alternative funding and support programs designed to enhance our small business banking services.

Our specialty finance products include loans to smaller businesses on which the SBA generally provides guarantees. We participate as a preferred lender in many SBA programs through the Greater Bay Bank SBA Lending Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate specialty finance’s performance appear on the following table as of and for the six months ended June 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the six month periods ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Key Measures:
Statement of operations:
Net interest income after provision for loan and lease losses	$23,059	$19,430
Non-interest income	9,832	7,298
Operating expenses:
Direct operating expenses	15,744	14,536
Intercompany allocation	1,369	947

Total operating expenses	17,113	15,483

Income before provision for income taxes (1)	$15,778	$11,245

Balance sheet:
Assets	$1,192,183	$1,096,178
Deposits	$14,355	$11,080
Other Significant Segment Measures:
Average loans	$1,093,753	$1,040,245
Yield earned on loans	8.08%	8.53%
Provision for loan and lease losses	$1,912	$5,435
Rental revenue on operating leases	$4,982	$2,111
Compensation and benefits	$7,319	$7,976
Interest paid to other segments and included in net interest income	$18,717	$18,909

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

Specialty finance’s income before provision for income taxes increased to $15.8 million for the six month period ended June 30, 2004, as compared to $11.2 million for the same period in 2003.

Specialty finance’s primary source of revenues is interest income earned on loans. Yield earned on loans for the six month period ended June 30, 2004 declined 0.45% to 8.08% as compared 8.53% for the same period in 2003. The decrease in yield on loans was offset by an increase in loans. Average loans for the six month period ended June 30, 2004 increased to $1.1 billion, as compared to $1.0 billion for the same period in 2003. Interest income on loans was $44.0 million for the six month period ended June 30, 2004, which is unchanged from the same period in 2003.

Specialty finance’s primary expense is interest paid to other business segments. Specialty finance’s inter-segment interest expense was $18.7 million for the six month period ended June 30, 2004, as compared to $18.9 million for the same period in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Specialty finance’s provision for loan and lease losses decreased to $1.9 million for the six month period ended June 30, 2004, as compared to $5.4 million for the same period in 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our loan and lease loss reserve and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

Non-interest income is primarily comprised of rental revenue on operating leases and gains on the sales of loans and leases. Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. Rental revenue on operating leases increased to $5.0 million for the six month period ended June 30, 2004, as compared to $2.1 million for the same period in 2003. The $2.9 million increase is the result of the growth in the size of the portfolio from this line of business. Gains on the sales of loans and leases were $1.0 million for the six months ended June 30, 2004 as compared to $2.0 million for the same period in 2003. The level of the gain on sale of loans and leases is generally dependent on loan sale volumes. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. See “RESULTS OF OPERATIONS – Non-interest Income” for additional information regarding the computation of the gain on sale of loans.

Specialty finance’s primary direct operating expense is compensation and benefits. Compensation and benefits were $7.3 million for the six month period ended June 30, 2004 as compared to $8.0 million for the six month period ended June 30, 2003.

Insurance Brokerage Services

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington and Nevada, and clients throughout the United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate insurance brokerage services’ performance appear on the following table as of and for the six months ended June 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the six month periods ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Key Measures:
Statement of operations:
Net interest income	$356	$434
Non-interest income	67,758	58,419
Operating expenses:
Direct operating expenses	56,406	46,408

Income before provision for income taxes	$11,708	$12,445

Balance sheet:
Assets	$306,369	$251,996
Other Significant Segment Measures:
Insurance commissions and fees	$67,751	$58,587
Compensation and benefits	$40,344	$33,690

Insurance brokerage services’ income before provision for income taxes decreased to $11.7 million for the six month period ended June 30, 2004, as compared to $12.4 million for the same period in 2003.

Insurance brokerage services’ primary source of revenues is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. Insurance brokerage fees were $67.5 million for the six month period ended June 30, 2004, as compared to $58.6 million for the same period in 2003. The increase in insurance commissions and fees was the result of the S&C acquisition in July 2003 and ABD’s internal growth.

Insurance brokerage services’ primary expenses are compensation and benefits and amortization of intangibles. Compensation and benefits increased to $40.3 million for the six month period ended June 30, 2004 as compared to $33.7 million for the six month period ended June 30, 2003. The increase in compensation and benefits was primarily the result of the S&C acquisition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate trust services’ performance appear on the following table as of and for the six months ended June 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the six month periods ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Key Measures:
Statement of operations:
Net interest income	$318	$465
Non-interest income	1,878	1,643
Operating expenses:
Direct operating expenses	1,553	1,573
Intercompany allocation	115	217

Total operating expenses	1,668	1,790

Income before provision for income taxes (1)	$528	$318

Balance sheet:
Deposits	$53,749	$46,731
Assets under administration (2)	$647,022	$616,847
Other Significant Segment Measures:
Trust fees	$1,825	$1,576
Compensation and benefits	$1,186	$1,187
Interest charges received from other segments and included in net interest income	$571	$758

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

Trust services’ income before provision for income taxes increased to $528,000 for the six month period ended June 30, 2004, as compared to $318,000 for the same period in 2003.

Trust services’ primary source of revenues is trust fees earned on the administration of client assets. Assets under administration at June 30, 2004 were $647.0 million as compared to $616.8 million at June 30, 2003. The increase in these assets was primarily a result of income earned on existing assets. The increase in assets under administration resulted in an increase in trust fees earned, which increased from $1.6 million for the six month period ended June 30, 2003 to $1.8 million for the six month period ended June 30, 2004.

Trust services’ primary expense is compensation and benefits. Compensation and benefits were $1.2 million for the six month period ended June 30, 2004 which is unchanged from the six month period ended June 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS

The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the EITF reached consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for certain securities, including:

•	All debt securities and equity securities that are subject to SFAS No. 115; and

•	Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas of Issue 03-1 are effective for fiscal years ending after June 15, 2004.

The implementation of these areas of Issue 03-1 is not anticipated to have a material impact on our financial statements.

We have previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No. 115. Those requirements were effective for fiscal years ending after December 15, 2003.

Accounting for Participating Securities and the Two-Class Method Under FASB Statement No. 128, “Earnings Per Share”

In March 2004, the EITF reached final consensus on Issue 03-6. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue also provides further guidance in applying the two-class method of calculating earnings per share. It clarifies what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.

The consensus reached by the EITF on Issue 03-6 are effective for fiscal periods beginning March 31, 2004. We have considered Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

Proposed Accounting for Contingently Convertible Securities in the Calculation of Fully Diluted Earnings per Share under EITF Issue 04-8

On July 1, 2004, the EITF reached a tentative conclusion on Issue 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of fully diluted earnings per share using the if-converted method. If this proposal is adopted as currently written, we would be required to include the weighted average contingently issuable shares from the CODES due 2024 and the CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per share. We estimate the proposal, if implemented, would reduce our 2004 diluted earnings per share by approximately 10%. While this proposal would revise the manner in which our results are presented it would not impact the economic substance of our financial performance. As currently proposed, retroactive restatement of previous periods would be required. The EITF is expected to take action on this Issue in September 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, IRR and credit risk. Our overall goal is to manage interest rate risk sensitivity so adverse interest rate movements do not have the potential to reduce net interest income or the economic value of portfolio equity beyond our tolerance. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan and lease losses. See “—Allowance for Loan and Lease Losses” herein.

IRR is measured as the potential volatility in our market value of portfolio equity and net interest income caused by changes in market interest rates. This risk is addressed by our Management Asset & Liability Committee, or ALCO, which includes senior management representatives. The ALCO monitors IRR by analyzing the potential change in the economic value of portfolio equity and net interest income due to changes in market interest rates. The ALCO manages our balance sheet to maintain economic value of portfolio equity and net interest income sensitivities within Board-approved limits.

Our exposure to IRR is reviewed on at least a quarterly basis by the Board ALCO and monthly by the Management ALCO. IRR exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the Board-approved limits, management will adjust its asset and liability mix to bring IRR within Board-approved limits.

As part of our IRR management process, we have implemented strategies to improve the maturity match of our balance sheet composition by balancing the average lives of our assets and liabilities. In addition, we have utilized two interest rate swaps and an interest rate collar to adjust the IRR of certain long-term debt instruments.

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

Change in interest rates (Dollars in millions)	June 30, 2004			June 30, 2003
	Net portfolio value	Projected change		Net portfolio value	Projected change
		Dollars	Percentage		Dollars	Percentage
100 basis point rise	$1,415.6	$(18.7)	-1.3%	$1,191.0	$46.0	4.0%
Base scenario	1,434.3	—	—	1,145.0	—	—
100 basis point decline	1,428.3	(6.0)	-0.4%	1,049.0	(96.0)	-8.4%

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The preceding table indicates that as of June 30, 2004 an immediate and sustained 100 basis point increase in interest rates would decrease our market value of portfolio equity by approximately 1.3% and an immediate and sustained 100 basis point decrease in interest rates would decrease our market value of portfolio equity by approximately 0.4%.

The net portfolio value of equity as of June 30, 2004 was $1.4 billion as compared to $1.1 billion as of June 30, 2003.

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing relationships for each product. As of June 30, 2004, the analysis indicates that our net interest income before provision for loan and lease losses for the next 12 months would decrease by 1.9% if rates increased 100 basis points, and increase by 2.1% if rates decreased 100 basis points.

This analysis indicates the effect of changes in net interest income for an instantaneous set of rate changes and various other assumptions. It assumes modest balance sheet growth and a similar composition of existing products, however, it does not account for all the factors that could affect this analysis. Actual market conditions that vary significantly from the assumptions may have significant effects on our net interest income. As such, the results of this sensitivity analysis should not be relied upon as indicative of actual future results.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, as of the quarter ended June 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2004, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings – Not applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Set forth below is certain information regarding repurchases of the our common stock during the second quarter of 2004:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
April 1, 2004 through April 30, 2004	298	$29.61	—	$23,210
May 1, 2004 through May 31, 2004	—	—	—	23,210
June 1, 2004 through June 30, 2004	96,000	28.37	96,000	20,486

Total	96,298	$28.28	96,000	20,486

On March 17, 2004, we announced a repurchase program that authorized the purchase of up to $70.0 million in common stock from time-to-time in privately negotiated transactions and in the open market. The repurchase program does not have an expiration date.

In addition to the repurchases resulting from the announced repurchase program described above, the total number of shares of common stock purchased includes 298 shares of common stock which were surrendered during April 2004 in connection with the payment of either the exercise price or withholding taxes due with respect to outstanding stock options.

ITEM 3. Defaults Upon Senior Securities – Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of shareholders on May 25, 2004.

(b) The following directors were elected at the annual meeting to serve for a three-year term:

Frederick J. de Grosz

Susan Ford Dorsey

James E. Jackson

Stanley A. Kangas

George M. Marcus

Duncan L. Matteson

PART II. OTHER INFORMATION

(Continued)

The following directors continued in office after the annual meeting:

Robert A. Archer

John M. Gatto

David L. Kalkbrenner

Daniel G. Libarle

Rex D. Lindsay

Arthur K. Lund

Glen McLaughlin

Linda R. Meier

Byron A. Scordelis

Donald H. Seiler

Warren R. Thoits

James C. Thompson

T. John Whalen

(c) At the annual meeting, the shareholders (1) approved the election of our Class I directors; (2) approved the amendment of our Restated Articles of Incorporation to increase the authorized number of shares of common stock from 80,000,000 to 160,000,000; (3) approved the proposal to increase the number of shares of common stock reserved under our 1996 Stock Option Plan by 6,375,000; (4) approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004; (5) did not approve the proposal to amend our Bylaws to eliminate the classified Board of Directors; and (6) approved the shareholder proposal requesting the board of directors to take the necessary steps to eliminate its classified board. The results of the voting were as follows:

Matter	Votes for	Votes Against	Withheld	Abstentions	Broker non- votes
Election of Directors:
Frederick J. de Grosz	42,931,368		3,696,617
Susan Ford Dorsey	44,829,074		1,798,910
James E. Jackson	44,865,043		1,762,941
Stanley A. Kangas	44,883,600		1,744,384
George M. Marcus	43,018,200		3,609,784
Duncan L. Matteson	42,906,471		3,721,514
Articles Amendment	42,619,746	3,701,932		306,306
Separate Class Vote by common shareholders	40,918,456	3,674,813		212,480
Option Plan Amendment	26,279,825	7,676,360		498,922	12,172,876
Independent Public Accountants	45,724,156	693,825		210,003
Bylaws Amendment	20,304,001	13,323,180		827,977	12,172,876
Shareholder Proposal	19,818,648	13,799,387		837,074	12,172,876

(d) Not applicable.

PART II. OTHER INFORMATION

(Continued)

ITEM 5. Other Information

The Board has reviewed the results of its annual meeting of shareholders held on May 25, 2004, notably:

•	The approval of a shareholder proposal requesting the Board of Directors to take action to eliminate the classified board and elect all directors annually; and

•	The defeat of a proposal, submitted but opposed by the Board, to amend the Bylaws to eliminate the classified board and thus elect all directors annually.

The Board has spent considerable time and resources to address the shareholder proposal; and by providing the shareholders the opportunity to vote on the Bylaw amendment, the Board believes it has substantially implemented the shareholder proposal. Therefore, in accordance with the views of our shareholders as expressed in their defeat of the proposal to amend the Bylaws, the Board has determined to maintain its classified board structure. See “Part II. Item 4. Submission of Matters to a Vote of Security Holders” for a detailed breakdown of the votes.

ITEM 6. Exhibits and Reports on Form 8-K

The Exhibits listed below are filed or incorporated by reference as part of this Report.

(a) Exhibits

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation, as amended.
10.1	Greater Bay Bancorp 2004 Voluntary Deferred Compensation Plan (1) (2)
10.2	Greater Bay Bancorp 1996 Stock Option Plan, as amended as of May 25, 2004 (1) (3)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Represents executive compensation plans and arrangements.
(2)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-8 (File No. 033-117013) filed with the SEC on June 30, 2004.
(3)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-8 (File No. 033-117012) filed with the SEC on June 30, 2004.

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, Greater Bay filed the following Current Reports on Form 8-K: (1) April 2, 2004 under Item 5, 7 and 9 (announcing the appointment of James Westfall as Chief Financial Officer effective May 1, 2004) and (2) April 21, 2004 under Item 12 (announcing its financial results for the first quarter of 2004).

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp

(Registrant)

By:	/s/ JAMES S. WESTFALL
JAMES S. WESTFALL
Executive Vice President and Chief Financial Officer

Date: August 6, 2004