Form 10-Q
period 2004-09-30
GREATER BAY BANCORP
filed 2004-11-09
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding shares of Common Stock, no par value, as of October 29, 2004: 50,996,429

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information

i

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$192,639	$275,891
Securities:
Securities available for sale, at fair value	1,293,214	2,153,930
Securities held to maturity, at amortized cost (fair value: $494,124)	482,361	—
Other securities	60,072	73,222

Total securities	1,835,647	2,227,152
Loans	4,469,694	4,537,807
Allowance for loan and lease losses	(118,349)	(126,168)

Total loans, net	4,351,345	4,411,639
Property, premises and equipment, net	93,203	83,816
Goodwill	178,317	177,991
Other intangible assets	41,310	47,238
Interest receivable and other assets	414,143	374,556

Total assets	$7,106,604	$7,598,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,195,557	$5,312,667
Borrowings	925,194	1,282,191
Other liabilities	233,332	240,746

Total liabilities	6,354,083	6,835,604

Preferred stock of real estate investment trust subsidiaries	12,582	12,162

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, no par value: 10,500,000 shares authorized	—	—
7.25% convertible preferred stock, stated value $50.00: 2,353,970 reserved shares; 1,822,957 and 1,825,504 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	91,917	91,752
Common stock, no par value: 160,000,000 shares authorized; 50,907,052 and 52,529,850 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	256,762	252,650
Unearned compensation	(2,031)	(344)
Accumulated other comprehensive income/(loss)	(11,018)	209
Retained earnings	404,309	406,250

Total shareholders’ equity	739,939	750,517

Total liabilities and shareholders’ equity	$7,106,604	$7,598,283

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
INTEREST INCOME
Loans	$70,953	$78,305	$215,514	$240,321
Securities:
Taxable	20,646	18,184	62,320	61,894
Tax-exempt	1,088	1,186	3,351	3,650

Total interest on securities	21,734	19,370	65,671	65,544
Other interest income	887	1,053	2,738	3,657

Total interest income	93,574	98,728	283,923	309,522

INTEREST EXPENSE
Deposits	14,007	13,175	37,464	45,753
Long-term borrowings	6,440	8,532	20,369	25,366
Other borrowings	2,860	4,333	8,570	15,744

Total interest expense	23,307	26,040	66,403	86,863

Net interest income	70,267	72,688	217,520	222,659
Provision for loan and lease losses	1,308	8,000	5,308	21,195

Net interest income after provision for loan and lease losses	68,959	64,688	212,212	201,464

NON-INTEREST INCOME
Insurance commissions and fees	33,276	31,174	100,773	89,761
Rental revenues on operating leases	3,067	1,537	8,049	3,648
Gain on sale of securities, net	2,825	277	5,119	7,258
Service charges and other fees	2,599	2,792	7,846	8,618
Loan and international banking fees	2,013	2,785	6,131	7,715
Trust fees	972	813	2,797	2,389
ATM network revenue	314	492	1,007	1,343
Gain on sale of loans	69	1,398	986	2,834
Other income	2,632	2,656	9,157	7,443

Total non-interest income	47,767	43,924	141,865	131,009

OPERATING EXPENSES
Compensation and benefits	44,510	43,309	139,720	130,742
Occupancy and equipment	11,570	10,695	32,026	30,508
Amortization of intangibles	2,071	1,949	6,214	5,291
Dividends paid on preferred stock of real estate investment trusts	456	453	1,368	1,360
Other expenses	20,108	16,135	56,506	50,228

Total operating expenses	78,715	72,541	235,834	218,129

Income before provision for income taxes	38,011	36,071	118,243	114,344
Provision for income taxes	15,556	13,710	46,403	43,761

Net income	$22,455	$22,361	$71,840	$70,583

Net income per common share - basic	$0.41	$0.40	$1.30	$1.27

Net income per common share - diluted	$0.40	$0.39	$1.26	$1.26

Cash dividends per share of common stock	$0.1425	$0.1350	$0.4275	$0.4050

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income	$22,455	$22,361	$71,840	$70,583

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains/(losses) arising during period (net of taxes of $14,798,000 and $(11,011,000) for the three months ended September 30, 2004 and 2003, and $(5,994,000) and $(6,555,000) for the nine months ended September 30, 2004 and 2003, respectively)	20,394	(15,174)	(8,261)	(9,033)
Less: reclassification adjustment for net gains included in net income, net of income taxes	(1,637)	(161)	(2,966)	(4,206)

Net change	18,757	(15,335)	(11,227)	(13,239)

Cash flow hedge:
Net gains/(losses) arising during period (net of taxes of $(236,000) and $507,000 for the three months ended September 30, 2004 and 2003, and $395,000 and $250,000 for the nine months ended September 30, 2004 and 2003, respectively)	(325)	699	544	344
Less: reclassification adjustment for income included in net income, net of income taxes	24	—	(544)	—

Net change	(301)	699	—	344

Other comprehensive income/(loss)	18,456	(14,636)	(11,227)	(12,895)

Comprehensive income	$40,911	$7,725	$60,613	$57,688

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated (Dollars in thousands, except per share amounts)	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock amount	Total shareholders’ equity
	Shares	Amount
Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517

Net income	—	—	—	—	71,840	—	71,840
Other comprehensive loss, net of taxes	—	—	—	(11,227)	—	—	(11,227)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	298	298
Conversion of convertible preferred stock	4,402	133	—	—	—	(133)	—
Stock options exercised, including related tax benefits	346,168	10,745	—	—	—	—	10,745
Restricted stock grants	73,616	2,105	(1,687)	—	—	—	418
Stock issued in Employee Stock Purchase Plan	102,807	2,328	—	—	—	—	2,328
Stock issued in Dividend Reinvestment Plan	21,881	615	—	—	—	—	615
Stock repurchased	(2,171,672)	(11,814)	—	—	(47,394)	—	(59,208)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(4,960)	—	(4,960)
Cash dividend $0.4275 per share of common stock	—	—	—	—	(21,427)	—	(21,427)

Balance, September 30, 2004	50,907,052	$256,762	$(2,031)	$(11,018)	$404,309	$91,917	$739,939

Balance, December 31, 2002	51,577,795	$234,627	$(1,450)	$18,624	$348,358	$80,900	$681,059

Net income	—	—	—	—	70,583	—	70,583
Other comprehensive income, net of taxes	—	—	—	(12,895)	—	—	(12,895)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(459)	(459)
Stock options exercised, including related tax benefits	340,087	3,660	—	—	—	—	3,660
Restricted stock grants	15,000	520	769	—	—	—	1,289
Stock issued in Employee Stock Purchase Plan	193,998	2,462	—	—	—	—	2,462
Stock issued in Dividend Reinvestment Plan	33,313	624	—	—	—	—	624
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(4,434)	—	(4,434)
Cash dividend $0.405 per share of common stock	—	—	—	—	(21,092)	—	(21,092)

Balance, September 30, 2003	52,160,193	$241,893	$(681)	$5,729	$393,415	$80,441	$720,797

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2004	2003
Cash flows - operating activities
Net income	$71,840	$70,583
Reconcilement of net income to net cash from operations:
Provision for loan and lease losses	5,308	21,195
Depreciation and amortization	18,223	21,890
Amortization of intangible assets	6,214	5,291
Accretion of discounts on borrowings	2,890	1,229
Deferred income taxes	3,218	458
Loss on sale of other real estate owned	328	418
Gain on sale of loans	(986)	(3,422)
Gain on sale of securities, net	(5,119)	(7,258)
Gain on sale of disposal of fixed assets	(452)	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(14,571)	(28,865)
Accrued interest payable and other liabilities	(24,002)	15,419
Deferred loan fees and discounts, net	(174)	(3,565)

Operating cash flows, net	62,717	93,373

Cash flows - investing activities
Maturities and partial paydowns on securities:
Available for sale	543,797	1,819,477
Held to maturity	39,074	—
Purchase of securities:
Available for sale	(842,038)	(2,081,444)
Held to maturity	(93,452)	—
Other securities	(4,949)	(997)
Proceeds from sale of securities:
Available for sale	722,230	392,159
Other securities	14,996	—
Loans, net	26,732	107,981
Proceeds from sale of portfolio loans	26,344	64,085
Payment for business acquisition	(28)	(7,509)
Proceeds from sale of other real estate owned	3,227	2,479
Proceeds from disposal of property, premises and equipment	2,069	—
Purchase of property, premises and equipment	(27,363)	(7,360)
Purchase of bank owned life insurance policies	(10,730)	(12,056)

Investing cash flows, net	399,909	276,815

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Nine months ended September 30,
(Dollars in thousands)	2004	2003
Cash flows - financing activities
Net change in deposits	(117,110)	166,638
Net change in borrowings - short-term	(492,000)	(607,425)
Proceeds from borrowings - long-term	240,495	147,924
Principal repayment for borrowings - long-term	(105,356)	(63,294)
Repurchase of common stock	(59,208)	—
Proceeds from sale of common stock	13,688	8,035
Cash dividends on convertible preferred stock	(4,960)	(4,434)
Cash dividends on common stock	(21,427)	(21,092)

Financing cash flows, net	(545,878)	(373,648)

Net change in cash and cash equivalents	(83,252)	(3,460)
Cash and cash equivalents at beginning of period	275,891	314,514

Cash and cash equivalents at end of period	$192,639	$311,054

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$72,689	$93,185

Income taxes	$43,686	$33,437

Non-cash transactions:
Additions to other real estate owned	$3,555	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of September 30, 2004, and the Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2004 and Consolidated Statements of Cash Flows and Shareholders’ Equity for the nine months ended September 30, 2004 have been prepared by Greater Bay Bancorp and are not audited. The interim financial data as of September 30, 2004 is unaudited; however, in our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2004.

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

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of our holding company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current presentation. Our accounting and reporting policies conform to generally accepted accounting principles, or GAAP, applicable in the United States, and the prevailing practices within the banking industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

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

Property, Premises and Equipment

Property, premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight–line basis over the estimated useful lives of the assets. The maximum estimated useful lives by asset classification are as follows:

Buildings	39 years
Building improvements	39 years
Furniture and fixtures	7 years
Automobiles	5 years
Computer equipment and software	3 – 5 years
Other equipment	5 years

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset, which is generally 10 years.

Preferred Stock of Real Estate Investment Trust Subsidiaries

As of September 30, 2004, the Preferred Stock of Real Estate Investment Trust Subsidiaries is reported net of deferred stock issuance costs of $2.7 million. Previously we included these costs in other assets. We have reclassified these costs as of December 31, 2003 from other assets to conform to the current presentation. These costs are being amortized over the twenty year non-callable period for the underlying Series B Preferred Shares of CNB Investment Trust II.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

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

(Dollars in thousands)	Unrealized gains /(losses) on securities	Cash flow hedges	Accumulated other comprehensive income / (loss)
Balance - June 30, 2004	$(29,775)	$301	$(29,474)
Current period change in fair value	18,757	(301)	18,456

Balance - September 30, 2004	$(11,018)	$—	$(11,018)

Balance - June 30, 2003	$21,092	$(727)	$20,365
period change in fair value	(15,335)	699	(14,636)

Balance - September 30, 2003	$5,757	$(28)	$5,729

(Dollars in thousands)	Unrealized gains /(losses) on securities	Cash flow hedges	Accumulated other comprehensive income / (loss)
Balance - December 31, 2003	$209	$—	$209
Current period change in fair value	(11,227)	—	(11,227)

Balance - September 30, 2004	$(11,018)	$—	$(11,018)

Balance - December 31, 2002	$18,996	$(372)	$18,624
Period change in fair value	(13,239)	344	(12,895)

Balance - September 30, 2003	$5,757	$(28)	$5,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

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

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise prices of the options are at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant.

If compensation for our stock option plan had been determined consistent with SFAS No. 123 and No. 148, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,492	$1,240	$4,332	$3,874
Net income:
As reported	$22,455	$22,361	$71,840	$70,583
Pro forma	$20,963	$21,121	$67,508	$66,709

Basic net income per common share:
As reported	$0.41	$0.40	$1.30	$1.27
Pro forma	$0.38	$0.38	$1.21	$1.20

Diluted net income per common share:
As reported	$0.40	$0.39	$1.26	$1.26
Pro forma	$0.37	$0.37	$1.18	$1.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

The fair value of each stock-based compensation grant is determined as of the date of the grant. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Stock option plan:
Dividend yield	2.0%	2.7%	2.0%	3.1%
Expected volatility	41.0%	45.1%	42.9%	45.0%
Risk free rates	3.7%	3.1%	3.3%	2.9%
Weighted average expected life (in years)	5.86	5.72	5.80	5.74

Employee stock purchase plan:
Dividend yield	2.0%	2.7%	2.0%	2.5%
Expected volatility	27.2%	39.6%	30.2%	43.7%
Risk free rates	1.5%	1.5%	1.7%	1.4%
Weighted average expected life (in years)	0.25	0.25	0.25	0.25

No adjustments have been made for forfeitures. The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the excess of the common stock price over the option exercise price when the options are exercised or the employee purchase price when the shares are purchased.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking	$2,360	$1,232	$2,360	$1,760
Holding company	—	309	—	—

Specialty finance:
Matsco	21,207	—	21,207	—
CAPCO	6,054	70	6,054	100

Total specialty finance	27,261	70	27,261	100

Insurance brokerage services:
ABD	143,131	33,923	142,805	38,859
Sullivan & Curtis Insurance Brokers	5,565	5,776	5,565	6,519

Total insurance brokerage services	148,696	39,699	148,370	45,378

Total	$178,317	$41,310	$177,991	$47,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Based on ABD achieving its specified performance goals for 2003, we accrued for ABD’s estimated 2003 earn-out payment as of December 31, 2003. The accrual resulted in a $25.9 million increase to goodwill recorded for this transaction based on issuing to ABD’s former shareholders approximately 195,000 shares of convertible preferred stock. During the first quarter of 2004, we finalized procedures to determine the exact amount of the 2003 ABD earn-out payment. As a result of the final determination of the 2003 earn-out payment, we increased goodwill by $326,000 due to a stock valuation adjustment and increased the number of shares of convertible preferred stock issued by 89 shares.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the fourth quarter of 2003, we completed the required annual impairment test of goodwill. Based upon our evaluation, our goodwill was not impaired at December 31, 2003.

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at September 30, 2004 were as follows:

(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
ABD expirations	$50,888	$(16,965)	$33,923
S&C expirations	6,306	(985)	5,321
Loan servicing assets	2,245	(1,055)	1,190
Other covenant not to compete	774	(465)	309
S&C covenants not to compete	708	(253)	455
CAPCO customer base	200	(130)	70
Core deposits	1,465	(1,423)	42

Total intangible assets	$62,586	$(21,276)	$41,310

Expirations for ABD and Sullivan & Curtis Insurance Brokers of Washington, or S&C, represent the estimated fair value of the existing customer lists (books of business) that had been developed over a period of years through the date of acquisition. The expirations are estimated to have a life of approximately eight years. Amortization of expirations for each of the next five years is estimated to range between $7.4 million and $7.6 million per year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

As of September 30, 2004, servicing assets, net of accumulated amortization, were $1.2 million as compared to $1.7 million as of December 31, 2003. We periodically evaluate servicing assets for impairment. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold to generate the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the loans related to the servicing asset are homogeneous in nature, servicing assets are evaluated for impairment using a single strata based upon the fair value of the rights as compared to amortized cost. Fair value is determined using discounted estimates of future cash flows. Impairment to the asset is recorded if the aggregate fair value calculation drops below net book value of the asset.

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

At its November 2003 meeting, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standard Board, or FASB, reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as amended by FASB Staff Position, or FSP, EITF Issue 03-1-1. Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary. For those securities which we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other temporary impairments, the current period unrealized losses are recorded in other comprehensive income.

As of September 30, 2004, we had temporarily impaired securities with a fair value of $1.0 billion and unrealized losses of $16.0 million. Securities that are not impaired had a fair value of $797.9 million and unrealized gains of $14.1 million at September 30, 2004. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of September 30, 2004.

	Less than 12 months		12 months or longer		Total		Duration (years)
As of September 30, 2004 (Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale securities:
U.S. agency notes	$57,415	$(293)	$—	$—	$57,415	$(293)	3.7
Mortgage and mortgage related securities	916,568	(14,292)	—	—	916,568	(14,292)	2.8
Corporate securities	8,788	(285)	5,206	(1,045)	13,994	(1,330)	2.9

Total available for sale securities	982,771	(14,870)	5,206	(1,045)	987,977	(15,915)	2.8
Held to maturity securities:
U.S. Treasury obligations	23,024	(3)	—	—	23,024	(3)	0.1
U.S. agency notes	1,035	(1)	—	—	1,035	(1)	0.9
Tax-exempt securities	2,521	(3)	—	—	2,521	(3)	1.4
Corporate securities	23,132	(86)	—	—	23,132	(86)	0.7

Total held to maturity securities	49,712	(93)	—	—	49,712	(93)	0.4

Total temporarily impaired securities	$1,032,483	$(14,963)	$5,206	$(1,045)	$1,037,689	$(16,008)	2.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

U.S. Treasury obligations, U.S. agency notes, tax-exempt notes and mortgage-backed and mortgage-related securities, or MBS, are impaired due to temporary declines in fair values resulting from increases in market interest rates and an increase in credit spreads. As of September 30, 2004, there were 88 temporarily impaired securities in these categories, all of which have been impaired for less than 12 months. None of the securities in these categories has exhibited a decline in value as a result of changes in credit risk. The majority of these temporary declines in fair values are in the MBS category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, convertible to variable and variable, these securities are subject to contractual amortization and prepayments, and our analysis indicates that the expected interest rate duration for this portion of the security portfolio is approximately 2.75 years.

The impaired corporate securities are primarily comprised of trust preferred securities issued by other banks. There were five impaired securities in this category, one of which has been impaired for more than 12 months. While some of these securities have exhibited increases in credit risk since purchase, the majority of these securities have exhibited an improved credit profile. Management closely monitors all of our investments in trust preferred securities for changes in credit risk. We do not believe any increases in the credit risk attributable to these securities has given rise to an other-than-temporary impairment. We believe that the primary reason for the temporary impairment of these securities is the result of increases in market interest rates. Our analysis indicates that the expected duration for this portfolio of impaired trust preferred securities is approximately 0.9 years. The impaired corporate securities also included one issue of AA- rated corporate preferred stock with a fair value of $4.1 million net of an unrealized loss of $885,000 at September 30, 2004 which has been impaired for 15 months. The two most prominent rating agencies have not changed their credit rating for this security since we originally purchased these shares. The majority of the decline in value of the preferred stock occurred during the second quarter of 2004, and as such the preferred stock has not been impaired for a sufficient period of time for the impairment to be considered other-than-temporary.

Our liquidity and asset/liability planning assumes that we will hold all of the impaired securities for their remaining life, and, therefore, management has determined that we have the intent and ability to hold these securities for the period of time necessary to recover their current value impairment. Therefore, we do not expect to realize losses on any of these securities. As such, management considers the impairments on these securities to be temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 4—ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Balance at beginning of period	$120,625	$122,609	$126,168	$128,499	$130,030
Charge-offs	(5,550)	(4,680)	(7,218)	(10,240)	(10,188)
Recoveries	1,966	696	1,659	909	657
Provision charged to income	1,308	2,000	2,000	7,000	8,000

Balance at end of period	$118,349	$120,625	$122,609	$126,168	$128,499

During the third quarter of 2004, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses. First, we refined the timeframe used for determining the probability of default to better reflect the time span from triggering event to default for different loan types. As a result, we shortened the default timeframe for Matsco loans and lengthened the default timeframe for all other loans, primarily commercial and commercial real estate loans. We believe that this change is appropriate because Matsco loans that exhibit weaknesses tend to default more quickly than non-Matsco loans that exhibit weaknesses. Second, we expanded our analysis of migration rates, which enabled us to calculate a more precise estimate of multi-year default rates. These two changes resulted in a reduction in the overall probability of default used in our analysis from prior periods and resulted in an approximate $15.3 million reduction in the allowance requirement from the pool loan analysis. The decrease in the allowance for loan and lease losses is attributable to a combination of the enhanced calculation of the probability of default and credit risk rating movement in the third quarter of 2004.

NOTE 5—BORROWINGS

Borrowings are detailed as follows at the dates indicated:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Short-term borrowings:
FHLB advances	$293,350	$642,000
Securities sold under agreements to repurchase	20,000	20,000
Bankers acceptances sold	936	—

Total short-term borrowings	314,286	662,000

Long-term borrowings:
Zero Coupon Senior Convertible Contingent Debt Securities	241,176	75,229
Subordinated debt	210,311	210,311
5.25% Senior Notes, Series B due March 31, 2008	149,846	151,048
FHLB advances	6,325	150,632
Term loan	—	28,500
Other long-term notes payable	3,250	4,471

Total long-term borrowings	610,908	620,191

Total borrowings	$925,194	$1,282,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Short-term borrowings

During the nine months ended September 30, 2004 and the year ended December 31, 2003, the average balances of short-term Federal Home Loan Bank, or FHLB, advances were $633.0 million and $822.7 million, respectively, and the average interest rates during those periods were 1.70% and 2.00%, respectively. The interest rate on short-term FHLB advances outstanding as of September 30, 2004 was 2.88%, compared to 1.80% as of December 31, 2003. The maximum amounts outstanding at any month-end were $797.0 million during the nine months ended September 30, 2004 and $1.1 billion during the year ended December 31, 2003. The FHLB advances are collateralized by loans and securities pledged to the FHLB. We had securities with a carrying value of $897.5 million at September 30, 2004 and $1.3 billion at December 31, 2003 and loans with a carrying value of $230.2 million at September 30, 2004 and $274.3 million at December 31, 2003 pledged to the FHLB for both short-term and long-term borrowings.

During the nine months ended September 30, 2004 and the year ended December 31, 2003, the average balances of securities sold under short-term agreements to repurchase were $20.0 million and $72.0 million, respectively, and the average interest rates during those periods were 3.71% and 2.39%, respectively. The interest rate on the agreements outstanding as of both September 30, 2004 and December 31, 2003 was 3.71%. The maximum amounts outstanding at any month-end were $20.0 million during the nine months ended September 30, 2004 and $114.3 million during the year ended December 31, 2003. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase. We had securities with a carrying value of $25.4 million at September 30, 2004 and $32.3 million at December 31, 2003 pledged to the counterparty for securities sold under short-term agreements to repurchase.

There were no outstanding federal funds purchased at any time during the nine month period ended September 30, 2004. During the year ended December 31, 2003, the average balance of federal funds purchased was $1.6 million, and the average interest rate during that period was 1.82%. The maximum amount outstanding at any month-end was $0 during the nine months ended September 30, 2004 and $10.0 million during the year ended December 31, 2003. There was no balance outstanding at December 31, 2003.

As of September 30, 2004, our holding company had a short-term, unsecured credit facility totaling $95.0 million. As of December 31, 2003, we had $60.0 million available under this credit facility. At September 30, 2004 and December 31, 2003, we had no advances outstanding under this facility. The current interest rate charged on balances drawn under this facility is LIBOR plus 0.875%. The credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related financial covenants for this credit facility. During the nine months ended September 30, 2004 and the year ended December 31, 2003, there were no average balances outstanding under this credit facility. There were no amounts outstanding at any month-end during the nine months ended September 30, 2004 and the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Zero Coupon Senior Convertible Contingent Debt Securities, or CODES

CODES due 2024

As of September 30, 2004, 265,212 units of the CODES issued in 2004 and due in 2024, or the CODES due 2024, are outstanding with a carrying value of $240.6 million. We received approximately $234.0 million in net proceeds on origination of the CODES due 2024 during the quarter ended March 31, 2004 through a private placement. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and has an accreted value of $907.31 per unit as of September 30, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable by us at the accreted value after five years and have an investor put right at the accreted value on March 23, 2006, 2009, 2014 and 2019. The CODES due 2024 are convertible into 6,300,960 shares of our common stock at a rate of 23.7582 shares of our common stock per unit of CODES due 2024 contingent upon certain events. This conversion rate is adjusted based on several factors, including increases in the dividend rate on our common stock. As a result of the increase in the quarterly dividend rate paid on our common stock since the issuance of the CODES, we are carrying forward an adjustment to the conversion rate which has resulted in a conversion rate of 23.7644 per unit of CODES. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock.

CODES due 2022

As of September 30, 2004, 1,000 units of the CODES issued in 2002 and due in 2022, or the CODES due 2022, are outstanding with a carrying value of $675,000. Each unit of the CODES due 2022 has a $1,000 principal amount at maturity and has an accreted value of $674.75 per unit as of September 30, 2004. The CODES due 2022 have a yield to maturity of 2.25%, are callable by us at the accreted value after five years and have an investorput right at the accreted value on April 24, 2007, 2012 and 2017. The CODES due 2022 are convertible into 15,370 shares of our common stock at a rate of 15.3699 shares of our common stock per unit of CODES due 2022 contingent upon certain events. Upon conversion, the CODES due 2022 can only be settled in our common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Contingent Conversion Features

Each issue of CODES is contingently convertible under any one of the following circumstances:

•	For the CODES due 2024, during any fiscal quarter, if the sale price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding fiscal quarter is more than 120% of the accreted conversion price on that thirtieth day;

•	For the CODES due 2022, during any quarterly conversion period, if the closing sale price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the first day of that conversion period is more than 120% of the accreted conversion price per share of common stock for the series of CODES on that thirtieth day;

•	For the CODES due 2024, during the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2024 was less than 98% of the average conversion value for the CODES due 2024 during that period, subject to certain limitations;

•	For the CODES due 2022, during the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2022 was less than 105% of the average conversion value for the CODES due 2022 during that period;

•	During any period following the 30th day after the initial issuance of the CODES: (i) in which the credit rating assigned to the CODES by either Moody’s or Standard & Poor’s is below Ba3 or BB-, respectively, (ii) in which the credit rating assigned to the CODES is suspended or withdrawn by either rating agency, or (iii) in which neither rating agency is rating the CODES or providing ratings services coverage to us;

•	If the CODES have been called for redemption; or

•	Upon the occurrence of specified corporate transactions.

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Termination of Derivative Instruments

During the third quarter of 2004, we terminated two interest rate swaps. At the time of termination, both derivative instruments were recorded at fair value and therefore no gain or loss was recorded.

Cash Flow Hedges

We have no cash flow hedges as of September 30, 2004. Prior to its termination during the third quarter of 2004, we used an interest rate swap with a notional amount of $30.0 million to convert floating-rate debt to fixed-rate debt. For the period from October 1, 2002 through termination, we elected to assert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge were included in other comprehensive income to the extent that the swap was deemed effective. Changes in value attributed to ineffectiveness were recorded in current income. Immediately prior to termination, the derivative instrument was determined to be 100% ineffective. We paid the swap counterparty $2.9 million plus accrued interest to terminate this swap.

For the three months and nine months ended September 30, 2004, we recognized a loss of $41,000 and a gain of $939,000, respectively, which represented ineffectiveness of cash flow hedges. There were no such gains or losses during the same periods of 2003. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Fair Value Hedges

We have no fair value flow hedges as of September 30, 2004. Prior to its termination during the third quarter of 2004, we used an interest rate swap to convert fixed-rate debt to floating-rate debt. We entered into a swap, with a notional amount of $150.0 million expiring on March 31, 2008, with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. We received $1.0 million plus accrued interest from the swap counterparty upon termination of this swap. Prior to termination, all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion through September 30, 2004. As a result, at the termination of the hedge, we had recorded an unrealized gain on the hedged item totaling $1.0 million. This unrealized gain will be amortized as a yield adjustment to the hedged item through the maturity date of the hedged item.

Trading and Non-Hedging Activities

We also entered into an interest rate collar to synthetically lower the embedded cap rate in trust preferred securities issued by GBB Capital VI. This derivative instrument is recorded at its fair value, which was $207,000 at September 30, 2004 and $351,000 at December 31, 2003. We entered into the interest rate cap, with a notional amount of $15.0 million and a term of 10 years expiring in July 2011, with the intention of lowering the cap rate on these trust preferred securities. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

NOTE 7—COMMON STOCK

On September 22, 2004, we declared a cash dividend of $0.1425 cents per common share payable on October 15, 2004 to shareholders of record as of October 1, 2004.

On March 17, 2004, we announced a share repurchase program that authorized the purchase of up to $70.0 million in common stock from time-to-time in privately negotiated transactions and in the open market. The repurchase program is currently in effect and does not have an expiration date. During the first quarter of 2004, we repurchased 1,695,273 shares of common stock with a total market value of $46.8 million. During the second quarter of 2004, we repurchased 96,000 shares of common stock with a total market value of $2.7 million. During the third quarter of 2004, we repurchased an additional 380,399 shares of common stock with a total market value of $9.7 million. In each of these transactions, the purchase price of the stock was allocated between common stock and retained earnings. The portion of the purchase price allocated to common stock was limited to the prorata portion of common stock paid in, with the remainder of the purchase price allocated to retained earnings. Repurchased shares are available for reissuance at any time in the future. For the shares repurchased during the first quarter of 2004, the source of cash used was the proceeds from the CODES issued during the first quarter of 2004. For the shares repurchased during the second quarter and third quarter of 2004, the source of cash used was available cash. Currently, there remains $10.8 million of share repurchase capacity under the $70.0 million share repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 8—INCOME TAXES

Our effective income tax rate for the third quarter of 2004 was 40.9%, as compared to 38.0% for the same period in 2003. The increase in the effective tax rate for the third quarter of 2004 was the result of the recognition of tax expenses relating to prior periods totaling $1.1 million. Our effective income tax rate for the nine months ended September 30, 2004 was 39.2%, as compared to 38.3% for the same period in 2003. The effective rates were lower than the statutory rate of 42% due to California enterprise zone interest income exclusion, and tax-exempt income on municipal securities and bank owned life insurance policy investments.

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

During the second quarter of 2004, the Internal Revenue Service, or IRS, requested information concerning the reported 2001 tax loss from the sale of CNB Investment Trust II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNB Investment Trust II preferred stock. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. While we do not believe it is probable that a loss has been incurred, we cannot determine, at this time, the eventual outcome, timing or impact of this matter.

In 2001 we also formed CNB Investment Trust I, which elected to be taxed as a REIT. CNB Investment Trust I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through September 30, 2004, we have cumulatively recognized a net tax benefit of $2.0 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB and filed refund claims to protect our filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 9—EARNINGS PER COMMON SHARE

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

	For the three months ended September 30, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$22,455
Dividends on preferred stock	(1,654)

Income available to common shareholders	20,801	51,046,000	$0.41
Effect of dilutive securities:
Stock options	—	1,414,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$20,801	52,460,000	$0.40

	For the three months ended September 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$22,361
Dividends on preferred stock	(1,478)

Income available to common shareholders	20,883	52,093,000	$0.40
Effect of dilutive securities:
Stock options	—	1,041,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$20,883	53,134,000	$0.39

There were options outstanding to purchase 1,681,234 shares and 2,992,944 shares at ended September 30, 2004 and 2003, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock during the three month periods ended September 30, 2004 and September 30, 2003. As such, these options are not included in the share totals for purposes of computing basic or diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

	For the nine months ended September 30, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$71,840
Dividends on preferred stock	(4,960)

Income available to common shareholders	66,880	51,605,000	$1.30
Effect of dilutive securities:
Stock options	—	1,509,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$66,880	53,114,000	$1.26

	For the nine months ended September 30, 2003
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$70,583
Dividends on preferred stock	(4,434)

Income available to common shareholders	66,149	51,919,000	$1.27
Effect of dilutive securities:
Stock options	—	727,000

Diluted net income per common share:
Income available to common shareholders and assumed conversions	$66,149	52,646,000	$1.26

There were options outstanding to purchase 1,677,734 shares and 3,961,274 shares at September 30, 2004 and 2003, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock during the nine month periods ended September 30, 2004 and September 30, 2003. As such, these options are not included in the share totals for purposes of computing basic or diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

The convertible preferred stock was considered anti-dilutive in the third quarter of 2004 and during the nine months ended September 30, 2004, whereby the preferred dividends of $1.7 million and $5.0 million for the quarter and year-to-date, respectively, divided by the common stock equivalent of the convertible preferred stock of 3,044,000 shares and 3,047,000 shares for the third quarter of 2004 and the nine months ended September 30, 2004, respectively, were greater than the diluted earnings per common share. As such, these convertible preferred shares are not included in the share totals for purposes of computing basic or diluted net income per share. The convertible preferred stock was considered anti-dilutive in the third quarter of 2003 and the nine months ended September 30, 2003, whereby the preferred dividends of $1.5 million and $4.4 million for the quarter and year-to-date divided by the common stock equivalent of the convertible preferred stock of 2,717,000 shares and 2,740,000 shares for the third quarter of 2003 and the nine months ended September 30, 2003, respectively, were greater than the diluted earnings per common share.

The CODES due 2022 and the CODES due 2024 were not included in the share totals for purposes of computing basic or diluted net income per share in the third quarter of 2004 and 2003 and the nine months ended September 30, 2004 and 2003, whereby we have determined that the contingent conditions required for the conversion of these securities into common stock have not been met during any of these periods. See Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of the contingent conditions required for the conversion of these securities. If the contingent conditions required for the conversion of these securities had been met as of September 30, 2004, the CODES due 2022 would have been convertible into 15,370 shares of our common stock and the CODES due 2024 would have been convertible into 6,300,960 shares of our common stock and those shares would have been included as a dilutive security for purposes of calculating diluted net income per share. If the contingent conditions required for the conversion of these securities had been met as of September 30, 2003, the CODES due 2022 would have been convertible into 1,742,593 shares of our common stock. There were no CODES due 2024 outstanding as of September 30, 2003. See Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of proposed accounting changes affecting how the CODES would be treated in the calculation of diluted earnings per share.

NOTE 10—ACTIVITY OF BUSINESS SEGMENTS

We are organized primarily along community banking, specialty finance, trust services and insurance brokerage services business segments. We have aggregated 17 operating divisions into the community banking business segment. Community banking provides a range of banking services to small-and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We have aggregated five operating divisions into the specialty finance business segment. Through this business segment, we provide an array of specialty finance products including loans to small businesses on which the SBA generally provides guarantees, asset-based lending and accounts receivable factoring, loans and lease products tailored to the dental and veterinary health professions and capital lease equipment financing. The trust service segment provides trust services to support the trust needs of the Bank’s business and private banking clients. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; foreign operations are not material.

During 2003, management increased its focus on the distinction between community banking and specialty finance and, therefore, specialty finance is presented as a separate business segment beginning that year. Prior periods have been restated to conform to the current presentation of our business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies,” contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Segment data includes intersegment revenue, including the systematic allocation of corporate-headquarters costs, or intercompany allocation, made according to an agreement between our holding company and the Bank to each of its operating segments. ABD receives certain corporate-headquarters services from our holding company for which the holding company is not reimbursed. Specialty finance also paid community banking $28.5 million in interest charges during the nine months ended September 30, 2004 and $28.7 million during the nine months ended September 30, 2003. Community banking paid trust services $858,000 in interest charges during the nine months ended September 30, 2004 and $1.1 million during the nine months ended September 30, 2003. All other intersegment revenue is not significant to the results of the segments. Both the intercompany allocation and the interest charges are eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

The following table shows each segment’s key operating results and financial position for the nine months and three months ended September 30, 2004 and 2003:

	As of and for the nine months ended September 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$190,534	$33,063	$632	$413	$224,642
Non-interest income	20,849	14,691	101,127	2,876	139,543
Operating expenses:
Direct operating expenses	58,956	23,729	84,264	2,365	169,314
Intercompany allocation	67,545	2,000	—	169	69,714

Total operating expenses	126,501	25,729	84,264	2,534	239,028

Income before provision for income taxes (1)	$84,882	$22,025	$17,495	$755	$125,157

Balance sheet
Assets	$5,755,341	$1,250,146	$299,682	$—	$7,305,169
Deposits	5,424,623	4,623	—	55,226	5,484,472
Assets under administration (2)	—	—	—	653,910	653,910

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

	As of and for the nine months ended September 30, 2003
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$187,913	$28,498	$645	$667	$217,723
Non-interest income	27,941	12,841	89,799	2,486	133,067
Operating expenses:
Direct operating expenses	59,860	20,764	72,288	2,249	155,161
Intercompany allocation	78,290	1,546	—	280	80,116

Total operating expenses	138,150	22,310	72,288	2,529	235,277

Income before provision for income taxes (1)	$77,704	$19,029	$18,156	$624	$115,513

Balance sheet
Assets	$6,833,762	$1,138,082	$274,939	$—	$8,246,783
Deposits	5,576,959	4,623	—	59,828	5,641,410
Assets under administration (2)	—	—	—	619,528	619,528

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

	For the three months ended September 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$62,004	$10,004	$276	$95	$72,379
Non-interest income	6,400	4,859	33,369	998	45,626
Operating expenses:
Direct operating expenses	19,456	7,985	27,858	812	56,111
Intercompany allocation	21,395	631	—	54	22,080

Total operating expenses	40,851	8,616	27,858	866	78,191

Income before provision for income taxes (1)	$27,553	$6,247	$5,787	$227	$39,814

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

	For the three months ended September 30, 2003
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total
Statement of operations
Net interest income after provision for loan and lease losses	$60,965	$9,068	$211	$202	$70,446
Non-interest income	6,398	5,543	31,380	843	44,164
Operating expenses:
Direct operating expenses	21,004	6,228	25,880	676	53,788
Intercompany allocation	25,056	599	—	63	25,718

Total operating expenses	46,060	6,827	25,880	739	79,506

Income before provision for income taxes (1)	$21,303	$7,784	$5,711	$306	$35,104

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated totals in each of these categories for the nine months ended September 30, 2004 and 2003 is presented below.

(Dollars in thousands)	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
Net interest income after provision for loan and lease losses and non-interest income
Total segment net interest income after provision for loan and lease losses and non-interest income	$364,185	$350,790
Parent company net interest income after provision for loan and lease losses and non-interest income (1)	(10,108)	(18,317)

Consolidated net interest income after provision for loan and lease losses and non-interest income	$354,077	$332,473

Income before provision for income taxes
Total segment income before provision for income taxes	$125,157	$115,513
Parent company income before provision for income taxes (1)	(6,914)	(1,169)

Consolidated income before provision for income taxes	$118,243	$114,344

Total assets
Total segment assets	$7,305,169	$8,246,783
Parent company assets (1)	(198,565)	(455,622)

Consolidated total assets	$7,106,604	$7,791,161

(1)	Includes impact of consolidating entries, including elimination of intercompany allocation paid by our business segments to the parent company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 11—GUARANTEES

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. A guarantee is a contract that contingently requires us to pay a guaranteed party based on: (1) changes in underlying asset, liability or equity security of the guaranteed party or (2) a third party’s failure to perform under an obligating guarantee (performance guarantee). As of September 30, 2004, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements. At September 30, 2004, the maximum undiscounted future payments that we could be required to make totaled $121.2 million. Unearned fees on these guarantees were $444,000 at September 30, 2004. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees is as follows:

(Dollars in thousands)	As of September 30, 2004
Cash	$31,957
Credit lines	44,057
Blanket liens on business assets	18,462
Real etate	6,354
Other secured	1,876
Unsecured	18,483

Total	$121,189

•	We may be required to make contingent payments to the former shareholders of ABD, The Matsco Companies, Inc. and S&C based on their future operating results. Any contingent payments we may be required to make would be recorded as an increase to goodwill. As of September 30, 2004, under the ABD acquisition agreement, the future earn-out payments to ABD’s former shareholders are $31.5 million contingent on ABD reaching forecast earnings before interest, tax, depreciation, amortization, or forecast EBITDA, targets. These payments are payable through 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. Should ABD surpass its forecast EBITDA targets, the actual earn-out payment may exceed this amount by up to 65% of the amount earned in excess of the forecast EBITDA. The forecast EBITDA for ABD, as defined in the acquisition agreement, is $34.6 million and $40.3 million for the years ended December 31, 2004 and 2005, respectively. As of September 30, 2004, under the acquisition agreements with The Matsco Companies, Inc. and S&C, the maximum aggregate gross future cash earn-out payments to their former shareholders are $4.8 million for 2004, $4.8 million for 2005 and $4.9 million for 2006; and

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of September 30, 2004, the combined credit limits on those accounts are $5.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 12—VARIABLE INTEREST ENTITIES

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

The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	At September 30, 2004, we had investments in low income housing tax credit partnerships totaling $9.3 million. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. As with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	At September 30, 2004, we had investments in venture capital funds totaling $10.0 million with related additional potential capital calls totaling $7.8 million. Changes in the value of these investments are recorded using the equity method of accounting with any changes in value recognized in the current period. In the event of a decline in the value of these investments, there exists a maximum exposure to loss that is limited to our current recorded investment and the amount of related additional potential capital calls; and

•	At September 30, 2004, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII, collectively referred to as the Trusts, totaling $6.3 million. The Trusts are subsidiary trusts which issued trust preferred securities and purchased subordinated debt from our holding company in capital raising transactions. The Trusts are variable interest entities as defined by FIN 46. In accordance with the provisions of FIN 46, we have deconsolidated the Trusts, so that they are not included in our consolidated financial position and results of operations. Also, as a result of the deconsolidation of the Trusts, subordinated debt issued by our holding company to the Trusts, which was previously eliminated in consolidation, is currently recognized as a liability. In order to promote comparability between reporting periods, and to improve the readability of the financial statements, we have elected to restate prior periods to include the deconsolidation of the Trusts (see Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in our 2003 Annual Report on Form 10-K for additional information regarding these Trusts). The Federal Reserve Board has issued regulations which allow for the continued inclusion of these instruments in Tier I capital regardless of the FIN 46 interpretation, although such determination could change at a later date. There is no exposure to loss on these investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Note 13 – SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

We have a supplemental employee retirement plan comprised of individual agreements with certain key executives and senior officers. This plan is a non-qualified defined benefit plan and the majority of the benefits under the plan are unfunded.

The following tables set forth the plan’s net periodic pension cost for the periods indicated:

(Dollars in thousands)	Three months ended September 30, 2004	Three months ended September 30, 2003
Service cost-benefits earned during the period	$449	$409
Interest cost on projected benefit obligation	336	292
Amortization of net obligation at transition	—	—
Amortization of prior service cost	805	805
Recognized net actuarial loss	—	—

Net periodic pension cost	$1,590	$1,506

(Dollars in thousands)	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Service cost-benefits earned during the period	$1,347	$1,227
Interest cost on projected benefit obligation	1,008	876
Amortization of net obligation at transition	—	—
Amortization of prior service cost	2,415	2,415
Recognized net actuarial loss	—	—

Net periodic pension cost	$4,770	$4,518

For the nine month period ended September 30, 2004, we made contributions of $2.7 million to secular trusts which fund benefits for certain executive officers. We presently anticipate contributing $605,000 to fund the secular trusts during the remainder of 2004. We do not anticipate making any other contributions to the plan during 2004.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. GAAP prohibits the recognition of these items in our consolidated balance sheet, but requires these amounts to be disclosed. Undrawn loan commitments were $1.3 billion and $1.1 billion at September 30, 2004 and December 31, 2003, respectively. Commitments under letters of credit were $129.9 million and $112.4 million, at September 30, 2004 and December 31, 2003, respectively. Our exposure to credit loss is limited to amounts funded or drawn; however, at September 30, 2004, no losses are anticipated as a result of these commitments based on current information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $293.9 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. The remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

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

The New York Attorney General recently filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. The focus of these inquiries to date appears to be on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements. ABD receives payments of this nature from insurance companies. It is uncertain whether there are any similarities between the nature of ABD’s relationship or arrangements with its insurance carriers and those of the firms being investigated in New York. Although ABD has not received notice that it is a subject of any inquiries, it is uncertain at this time whether these actions could impact ABD’s arrangements with its insurance carriers or its ability to collect these payments in the future. During the twelve month period ended September 30, 2004, approximately 10% of insurance commissions and fees received by ABD were contingent commissions or override payments. We have engaged an independent firm to review ABD’s contingent commission arrangements to confirm ABD’s compliance with legal and regulatory requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 15 – RECENT ACCOUNTING DEVELOPMENTS

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

On September 30, 2004, the FASB issued a final FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance contained within Issue 03-1. Disclosures required by Issue 03-1 have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held to maturity and available for sale securities are other-than-temporary, including current guidance for cost method investments.

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

The consensus reached by the EITF on Issue 03-6 is effective for fiscal periods beginning March 31, 2004. We have considered Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED–CONTINUED)

As of September 30, 2004 and December 31, 2003 and for the

Three Months and Nine Months Ended September 30, 2004 and 2003

Accounting for Contingently Convertible Securities in the Calculation of Fully Diluted Earnings per Share under EITF Issue 04-8

In September 2004, the EITF reached final consensus on Issue 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of fully diluted earnings per share.

The consensus reached by the EITF on Issue 04-8 is effective for fiscal periods ending after December 15, 2004. Once effective, we will be required to include the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per share using the if-converted method. Retroactive restatement of previous periods will be required. We estimate that Issue 04-8 will reduce our 2004 diluted earnings per share by approximately 8%.

We are currently considering the options available for addressing the impact of Issue 04-8, including a possible modification to the CODES due 2024 which would allow the use of the treasury stock method in computing diluted earnings per share for a portion of the outstanding CODES. While Issue 04-8 will revise the manner in which our results are presented, it will not impact the economic substance of our financial performance.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

From time-to-time, legislation and regulations are implemented which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. Legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

As with other medium and large financial institutions, we seek to diversify our sources of revenues. In order to achieve this diversity, in March 2002 we acquired ABD which has substantially increased our non-interest income. ABD offers a full-range of commercial insurance brokerage activities, including property and casualty insurance, directors and officers liability insurance, employee benefits insurance, retirement planning services, risk management and engineering and loss control services.

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals.

•	Community Banking. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties.

•	Specialty Finance. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco provides dental and veterinarian financing services nationally. Pacific Business Funding, which also offers asset-based lending and accounts receivable factoring products operates in Silicon Valley and the San Francisco Peninsula. Greater Bay Bank SBA Lending Group has been named a National Preferred Lender.

•	Insurance Brokerage Services. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of clients’ employee benefit plans.

•	Trust Services. Greater Bay Trust Company provides trust services to support the trust needs of community banking’s business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results depend largely upon economic conditions in this area. Even though we are now noting limited job growth and improvement in the commercial real estate environment, the San Francisco Bay Area economy continues to be challenging. A protracted recovery or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations. A weak recovery nationwide or a weakening in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on our business cannot be predicted.

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

We also believe that conditions will reappear in which active consolidation of community banks will take place during the next few years. Under such conditions, we could be viewed as a potential bank acquirer. In markets we wish to enter or expand our business, we will also consider opening de novo regional offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches into our family of companies, but there can be no assurance that future activities will not present unforeseen integration issues.

On February 1, 2004, we completed the merger of our 11 bank subsidiaries into a single national bank that is regulated by the Office of the Comptroller of the Currency, or the OCC. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements and reduce our regulatory reporting burden. Our financial performance and profitability would be affected by our ability to successfully integrate the financial reporting and administration systems of these 11 subsidiaries into a single system. Although the former bank subsidiaries currently operate on substantially identical systems and share many common back-office operations, the merger requires the integration of 11 similar but separately operated back-office systems into a single merged system. Although historically we have completed numerous system conversions, the planned system integration is the first time we will merge separate systems into one integrated platform. In addition, the merger will result in the transfer of personnel from our holding company to the Bank. Although we have allocated considerable resources to the planning and execution of this merger and the related integration, there can be no assurance that unforeseen issues will not adversely affect us. Failure to successfully complete this integration could result in the failure to recognize anticipated operating efficiencies or loss of customers.

Based on the current forecast of economic growth in our market area, combined with feedback from our clients on anticipated growth rates, we anticipate the future annual loan growth percentage to range from the low single to mid-single digits. We anticipate the future annual core deposit growth percentage to be in the mid-single digits. We will adjust our institutional time deposits, borrowings and other non-relationship funding sources to meet funding needs not satisfied by core deposit and capital funding sources. Based on balance sheet trends and the rate sensitivity of our assets and liabilities, we expect the net interest margin to fluctuate in the 4.40% to 4.50% range.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of principal recoveries. The allowance for loan and lease losses is determined based on the distribution of the portfolio by credit risk grade and the amount of impairment associated with impaired loans as well as on management’s assessment of several factors including: (i) the nature and volume of the loan portfolio and undrawn commitments, (ii) current economic conditions and the related impact on specific borrowers and industry groups, (iii) historical default experiences, and (iv) expected loss in the event of default.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of SFAS No. 114,” or SFAS No. 114 and 118, loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

Securities

The securities portfolio income is an integral part of our financial performance. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of our financial condition and results of operations. Many of the securities are purchased at a premium or discount. Except for mortgage-related securities, discounts are accreted over the life of the security, and premiums are amortized to contractual maturity or the call date which results in the lowest yield. For mortgage-related securities (i.e. securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated total lives of the securities from date of purchase. The estimated lives of these securities fluctuate based on the amount that prepayments vary from time-to-time based on the interest rate environment (i.e. lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgage (i.e. how often the underlying properties are sold and mortgages paid-off). We use estimates for the remaining lives of these mortgage-related securities based on information received from third parties whose business it is to compile mortgage related data and develop an informed outlook. We adjust the rate of amortization or accretion regularly to reflect changes in the estimated average lives of these securities.

The fair value of most securities is based on quoted market prices. If quoted market prices are not available, fair values are estimated from the quoted prices of similar instruments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Derivative Instruments

The fair value of derivative instruments is based on quoted market prices received from independent sources. Active markets may not exist for our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources are subjective and require the judgment of the independent sources regarding significant matters such as the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

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

Supplemental Employee Retirement Plan

As described in Note 15 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K, we have entered into supplemental employee retirement agreements with certain executive and senior officers. The measurement of the liability under these agreements includes estimates involving life expectancy, length of time before retirement, and expected benefit levels. Should these estimates prove to be materially incorrect, we could incur additional or reduced expense to provide the benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated.

(Dollars in thousands, except per share amounts)	Three months ended September 30, 2004	Three months ended September 30, 2003
Net income	$22,455	$22,361
Earnings per common share:
Basic	$0.41	$0.40
Diluted	$0.40	$0.39
Return on average assets	1.20%	1.11%
Return on average shareholders’ equity	12.16%	12.37%

(Dollars in thousands, except per share amounts)	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Net income	$71,840	$70,583
Earnings per common share:
Basic	$1.30	$1.27
Diluted	$1.26	$1.26
Return on average assets	1.27%	1.18%
Return on average shareholders’ equity	12.90%	13.31%

Net income increased 0.4% to $22.5 million, or $0.40 per diluted share, during the third quarter of 2004 as compared to $22.4 million, or $0.39 per diluted share, during the third quarter of 2003. Net income increased 1.8% to $71.8 million, or $1.26 per diluted share, during the first nine months of 2004 as compared to $70.6 million, or $1.26 per diluted share, during the first nine months of 2003.

The $94,000 increase in net income for the third quarter of 2004 compared to the third quarter of 2003 was primarily attributable to the following items:

•	A $2.4 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets, which was partially offset by the increase in the net interest margin;

•	A $6.7 million decrease in the provision for loan and lease losses;

•	A $3.8 million increase in non-interest income primarily due to a $2.5 million increase in the gain on sale of securities, a $2.1 million increase in ABD’s insurance commissions and fees and a $1.5 million increase in rental revenues on operating leases. These increases was partially offset by a decrease of $1.3 million in the gain on sale of loans in the third quarter of 2004 compared to the same period in 2003; and

•	A $6.2 million increase in operating expenses. The major components of this increase were increases of $2.9 million in legal and other professional fees, $1.5 million in depreciation – equipment leased to others and $1.2 million in compensation and benefits, which were partially offset by a $609,000 decline in correspondent bank and ATM network fees and a $546,000 decrease in expenses on other real estate owned.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The $1.3 million increase in net income for the nine months ended 2004 compared to the nine months ended 2003 was primarily attributable to the following items:

•	A $5.1 million decrease in net interest income, reflecting a decline in interest earning assets, which was partially offset by the increase in the net interest margin;

•	A $15.9 million decrease in the provision for loan and lease losses;

•	A $10.9 million increase in non-interest income. This growth included an increase of $11.0 million in ABD commissions and fees and a $4.4 million increase in rental revenues on operating leases which was partially offset by a decline of $2.1 million on gain on sale of securities, net and a $1.8 million in gain on sale of loans; and

•	A $17.7 million increase in operating expenses primarily due to an increase in ABD expenses of $12.0 million and a $3.8 million increase in depreciation – equipment leased to others.

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

During 2004, we actively managed our IRR exposure, positioning ourselves to be more asset sensitive in anticipation of higher short-term interest rates. During the third quarter of 2004, we reduced the size of the securities portfolio. Total securities at September 30, 2004 of $1.8 billion represent a decrease of $421.2 million compared to June 30, 2004. The decrease in the portfolio further moderated our exposure to changes in tangible equity, strengthened our overall capital position, and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality. Proceeds realized from investment portfolio sales have been used to retire short term wholesale funding, including borrowings and brokered deposits.

Increases in short maturity interest rates have aided margin growth as resulting increases in earning-asset yields have had a more significant impact on our margin than the corresponding increase in related funding costs.

We have seen average loan balances for the third quarter of 2004 increase as compared to the second quarter of 2004 as a result of continuing marketing efforts by our relationship managers and increases in loan demand resulting from moderate improvements in the economy. During the third quarter of 2004, we reduced loan fee income by $1.3 million as a result of an internal analysis of how we record fees on construction loans, resulting in the overall decrease in the current yield earned on loans.

Net interest income for the third quarter of 2004 was $70.3 million, compared to $71.9 million for the second quarter of 2004 and $72.7 million for the third quarter of 2003. The $1.6 million decrease in our net interest income earned during the third quarter of 2004 as compared to the second quarter of 2004 was primarily due to the loan portfolio’s lower average yield, an increase in rates paid on interest bearing liabilities and a decrease in the average balance of securities. These were partially offset by an increase in the security portfolio’s average yield and a decrease in average borrowings. The $2.4 million decrease in our net interest income earned during the third quarter of 2004 as compared to the same period in 2003 was due to an increase in rates paid on deposits and a decrease in average loans and securities, and was partially offset by the increase in yield earned on interest earning assets and a decrease in average deposits and borrowings. Our net interest margin for the third quarter of 2004 was 4.27%, compared to 4.29% for the second quarter of 2004 and 4.06% for the third quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income for the nine month period ended September 30, 2004 was $217.5 million, compared to $222.7 million for the same period in 2003. The $5.1 million decrease in our net interest income earned during the nine month period ended September 30, 2004 as compared to the same period in 2003 was due to a decrease in average loans and securities and the loan portfolio yield, and was partially offset by the decrease in the average rate paid on interest bearing liabilities and a decrease in average deposits and borrowings. Our net interest margin for the nine months ended September 30, 2004 was 4.36%, compared to 4.16% for the same period in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Quarters Ended September 30, 2004, September 30, 2003 and June 30, 2004

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Three months ended September 30, 2004			Three months ended September 30, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$37,979	$126	1.32%	$97,821	$214	0.87%
Other short-term securities	2,865	15	2.08%	3,167	1	0.13%
Securities:
Taxable	2,007,885	21,393	4.24%	2,283,319	19,022	3.31%
Tax-exempt (2)	86,330	1,088	5.01%	102,864	1,186	4.57%
Loans (3)	4,412,082	70,952	6.40%	4,623,844	78,305	6.72%

Total interest-earning assets	6,547,141	93,574	5.69%	7,111,015	98,728	5.51%
Noninterest-earning assets	895,842			850,893

Total assets	$7,442,983	93,574		$7,961,908	98,728

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,359,052	10,361	1.23%	$2,885,114	6,969	0.96%
Time deposits, over $100,000	445,107	1,921	1.72%	505,023	2,384	1.87%
Other time deposits	439,122	1,726	1.56%	1,115,115	3,822	1.36%

Total interest-bearing deposits	4,243,281	14,008	1.31%	4,505,252	13,175	1.16%
Short-term borrowings	522,015	2,859	2.18%	900,030	4,333	1.91%
CODES	241,131	306	0.50%	74,547	417	2.22%
Subordinated debt	210,311	4,491	8.50%	210,311	4,511	8.51%
Other long-term borrowings	166,447	1,643	3.93%	349,766	3,604	4.09%

Total interest-bearing liabilities	5,383,185	23,307	1.72%	6,039,906	26,040	1.71%
Noninterest-bearing deposits	1,067,859			1,004,485
Other noninterest-bearing liabilities	242,224			188,118
Preferred stock of real estate investment trust subsidiaries	15,272			12,162
Shareholders’ equity	734,443			717,237

Total shareholders’ equity and liabilities	$7,442,983	23,307		$7,961,908	26,040

Net interest income		$70,267			$72,688

Interest rate spread			3.96%			3.80%

Net yield on interest-earning assets(4)			4.27%			4.06%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities were 7.56% for the three months ended September 30, 2004 and 6.88% for the three months ended September 30, 2003 using the federal statutory rate of 35%.
(3)	Interest income on loans includes net loan fee and cost amortization of $(838,000) for the three months ended September 30, 2004 and $1.2 million for the three months ended September 30, 2003.
(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended September 30, 2004			Three months ended June 30, 2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$37,979	$126	1.32%	$148,945	$324	0.87%
Other short-term securities	2,865	15	2.08%	2,826	20	2.85%
Securities:
Taxable	2,007,885	21,393	4.24%	2,082,490	20,678	3.99%
Tax-exempt (2)	86,330	1,088	5.01%	91,141	1,147	5.06%
Loans (3)	4,412,082	70,952	6.40%	4,414,731	71,435	6.51%

Total interest-earning assets	6,547,141	93,574	5.69%	6,740,133	93,604	5.59%
Noninterest-earning assets	895,842			897,563

Total assets	$7,442,983	93,574		$7,637,696	93,604

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,359,052	10,361	1.23%	$3,267,483	8,824	1.09%
Time deposits, over $100,000	445,107	1,921	1.72%	455,509	1,821	1.61%
Other time deposits	439,122	1,726	1.56%	504,981	1,536	1.22%

Total interest-bearing deposits	4,243,281	14,008	1.31%	4,227,973	12,181	1.16%
Short-term borrowings	522,015	2,859	2.18%	683,007	2,799	1.65%
CODES	241,131	306	0.50%	261,736	441	0.68%
Subordinated debt	210,311	4,491	8.50%	210,311	4,508	8.62%
Other long-term borrowings	166,447	1,643	3.93%	230,776	1,792	3.12%

Total interest-bearing liabilities	5,383,185	23,307	1.72%	5,613,803	21,721	1.56%
Noninterest-bearing deposits	1,067,859			1,052,290
Other noninterest-bearing liabilities	242,224			229,021
Preferred stock of real estate investment trust subsidiaries	15,272			12,162
Shareholders’ equity	734,443			730,420

Total shareholders’ equity and liabilities	$7,442,983	23,307		$7,637,696	21,721

Net interest income		$70,267			$71,883

Interest rate spread			3.96%			4.03%

Net yield on interest-earning assets(4)			4.27%			4.29%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities were 7.56% for the three months ended September 30, 2004 and 7.65% for the three months ended June 30, 2004 using the federal statutory rate of 35%.
(3)	Interest income on loans includes net loan fee and cost amortization of $(838,000) for the three months ended September 30, 2004 and $276,000 for the three months ended June 30, 2004.
(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three months ended September 30, 2004 compared with the same period ended September 30, 2003 favorable / (unfavorable)			Three months ended September 30, 2004 compared with the same period ended June 30, 2004 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(167)	$79	$(88)	$(316)	$118	$(198)
Other short-term investments	(0)	14	14	2	(7)	(5)
Securities:
Taxable	(2,497)	4,868	2,371	(682)	1,397	715
Tax-exempt	(204)	106	(98)	(50)	(9)	(59)
Loans	(3,597)	(3,756)	(7,353)	(17)	(466)	(483)

Total interest income	(6,466)	1,312	(5,154)	(1,063)	1,033	(30)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(1,253)	(2,139)	(3,392)	(273)	(1,264)	(1,537)
Time deposits over $100,000	272	191	463	38	(138)	(100)
Other time deposits	2,597	(501)	2,096	215	(405)	(190)

Total interest-bearing deposits	1,616	(2,449)	(833)	(20)	(1,807)	(1,827)
Short-term borrowings	2,015	(541)	1,474	745	(805)	(60)
CODES	(395)	506	111	32	103	135
Subordinated debt	—	20	20	—	17	17
Other long-term borrowings	1,824	137	1,961	562	(413)	149

Total interest expense	5,059	(2,326)	2,733	1,319	(2,905)	(1,586)

Net increase (decrease) in net interest income	$(1,406)	$(1,015)	$(2,421)	$256	$(1,872)	$(1,616)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Nine Months Ended September 30, 2004 and September 30, 2003

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$92,891	$654	0.94%	$94,483	$726	1.03%
Other short-term securities	2,896	41	1.89%	4,623	21	0.61%
Securities:
Taxable	2,056,519	64,363	4.18%	2,259,329	64,804	3.83%
Tax-exempt (2)	91,383	3,351	4.90%	104,466	3,650	4.67%
Loans (3)	4,425,823	215,514	6.50%	4,689,984	240,321	6.85%

Total interest-earning assets	6,669,512	283,923	5.69%	7,152,885	309,522	5.79%
Noninterest-earning assets	874,528			835,494

Total assets	$7,544,040	283,923		$7,988,379	309,522

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,208,472	26,264	1.09%	$2,876,073	23,925	1.11%
Time deposits, over $100,000	452,221	5,580	1.65%	522,642	8,034	2.06%
Other time deposits	560,450	5,620	1.34%	1,134,524	13,794	1.63%

Total interest-bearing deposits	4,221,143	37,464	1.19%	4,533,239	45,753	1.35%
Short-term borrowings	654,806	8,570	1.75%	976,539	15,744	2.16%
CODES	200,813	1,195	0.79%	74,163	1,229	2.22%
Subordinated debt	210,311	13,504	8.58%	210,311	13,540	8.61%
Other long-term borrowings	222,705	5,670	3.40%	331,637	10,597	4.27%

Total interest-bearing liabilities	5,509,778	66,403	1.61%	6,125,889	86,863	1.90%
Noninterest-bearing deposits	1,046,341			971,957
Other noninterest-bearing liabilities	228,759			169,305
Preferred stock of real estate investment trust subsidiaries of the Banks	15,336			12,392
Shareholders’ equity	743,826			708,836

Total shareholders’ equity and liabilities	$7,544,040	66,403		$7,988,379	86,863

Net interest income		$217,520			$222,659

Interest rate spread			4.08%			3.89%

Net yield on interest-earning assets(4)			4.36%			4.16%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities were 7.39% and 7.01% for the nine months ended September 30, 2004 and September 30, 2003, respectively, using the federal statutory rate of 35%.
(3)	Net loan fee and cost amortization totaling $174,000 and $3.6 million are included in loan interest income for the nine months ended September 30, 2004 and September 30, 2003, respectively.
(4)	The net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	Nine months ended September 30, 2004 compared with the same period September 30, 2003 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Net
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(12)	$(60)	$(72)
Other short-term investments	(15)	35	20
Securities:
Taxable	(6,055)	5,614	(441)
Tax-exempt	(471)	172	(299)
Loans	(13,071)	(11,736)	(24,807)

Total interest income	(19,623)	(5,976)	(25,599)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(2,746)	407	(2,339)
Time deposits over $100,000	994	1,460	2,454
Other time deposits	6,065	2,109	8,174

Total interest-bearing deposits	4,312	3,977	8,289
Short-term borrowings	4,559	2,615	7,174
CODES	(1,123)	1,157	34
Subordinated debt	—	36	36
Other long-term borrowings	3,040	1,887	4,927

Total interest expense	10,788	9,672	20,460

Net increase (decrease) in net interest income	$(8,835)	$3,696	$(5,139)

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

The provision for loan and lease losses was $1.3 million in the third quarter of 2004, $2.0 million in the second quarter of 2004 and $8.0 million in the third quarter of 2003. The provision for loan and lease losses was $5.3 million for the nine months ended September 30, 2004 and $21.2 million for the nine months ended September 30, 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our allowance for loan and lease losses and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest Income

The following table sets forth the major categories of non-interest income for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Insurance commissions and fees	$33,276	$32,916	$34,581	$27,747	$31,174
Rental revenues on operating leases	3,067	2,665	2,317	1,934	1,537
Gain on sale of securities, net	2,825	930	1,364	623	277
Service charges and other fees	2,599	2,624	2,623	2,754	2,792
Loan and international banking fees	2,013	2,022	2,096	2,242	2,785
Trust fees	972	974	851	925	813
ATM network revenue	314	333	360	430	492
Gain on sale of loans	69	639	278	1,059	1,398
Other income	2,632	3,522	3,003	2,819	2,656

Total non-interest income	$47,767	$46,625	$47,473	$40,533	$43,924

The increase in non-interest income during the third quarter of 2004, as compared to the second quarter of 2004, is primarily due to increases in gain on sale of securities, other income, rental revenues on operating leases and insurance commissions and fees. This was partially offset by decreases in the gain on sale of loans. Non-interest income increased during the third quarter of 2004, as compared to the third quarter of 2003, primarily due to the increase in the gain on sale of securities, insurance commissions and fees and rental revenues on operating leases. This was partially offset by a decrease in the gain on sale of loans and loan and international banking fees.

The increase in insurance commissions and fees in the third quarter of 2004, as compared to the second quarter of 2004 and third quarter of 2003 was a result of ABD’s internal growth.

The New York Attorney General recently filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. The focus of these inquiries to date appears to be on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements. ABD receives payments of this nature from insurance companies. It is uncertain whether there are any similarities between the nature of ABD’s relationship or arrangements with its insurance carriers and those of the firms being investigated in New York. Although ABD has not received notice that it is a subject of any inquiries, it is uncertain at this time whether these actions could impact ABD’s arrangements with its insurance carriers or its ability to collect these payments in the future. During the twelve month period ended September 30, 2004, approximately 10% of insurance commissions and fees received by ABD were contingent commissions or override payments. We have engaged an independent firm to review ABD’s contingent commission arrangements to confirm ABD’s compliance with legal and regulatory requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $402,000 increase in revenues generated by that operating division for the third quarter of 2004, as compared to the second quarter of 2004, and the $1.5 million increase in revenues generated by that operating division for the third quarter of 2004, as compared to the third quarter of 2003, is the result of the growth in the size of the portfolio from this line of business.

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage IRR, tangible equity and in consideration of other factors, such as potential changes in prepayment rates. Security sale initiatives undertaken for IRR or capital management purposes can cause us to increase the volume of sale transactions and can result in an increase in gains on securities in the periods when such initiatives occur.

During the third quarter of 2004, we had a gain on sale of loans of $69,000 which relates solely to the sale of SBA loans. During the second quarter of 2004, we had a gain on sale of loans of $639,000 which relates to a $503,000 gain on sale of $14.4 million of Matsco loans and a $136,000 gain on sale of SBA loans. During the third quarter of 2003, we had a gain on sale of loans of $1.4 million which relates to a $1.2 million gain on sale of $14.9 million of Matsco loans and a $198,000 gain on sale of SBA loans. The level of the gain on sale of loans is generally dependent on loan sale volumes and the market rate of premiums paid by the purchasers of the loans. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and the period of time we would need to hold the loan in order to earn the same revenues that we could generate from the sale of the loan under current market conditions.

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

The decrease in other income during the third quarter of 2004 as compared to the second quarter of 2004 is primarily a result of gains and losses on derivative instruments. Other income includes a $269,000 loss for the third quarter of 2004, a $1.2 million gain for the second quarter of 2004, a $141,000 gain for the fourth quarter of 2003 and a $239,000 loss for the third quarter of 2003 recognized on derivative instruments marked to market through earnings and ineffectiveness of a hedge recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments Hedging Activities”, or SFAS No. 133, as amended. During the third quarter of 2004, we also recognized a $461,000 gain on the disposal of a former facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the major categories of non-interest income for the periods indicated.

	Nine month periods ended:
(Dollars in thousands)	September 30, 2004	September 30, 2003
Insurance commissions and fees	$100,773	$89,761
Rental revenues on operating leases	8,049	3,648
Service charges and other fees	7,846	8,618
Loan and international banking fees	6,131	7,715
Gain on sale of securities, net	5,119	7,258
Trust fees	2,797	2,389
ATM network revenue	1,007	1,343
Gain on sale of loans	986	2,834
Other income	9,157	7,443

Total	$141,865	$131,009

The increase in non-interest income during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is primarily due to increases in insurance commissions and fees, rental revenues on operating leases, and other income. This was partially offset by decreases in the gain on sale of loans, gain on sale of securities, loan and international banking fees and service charges and other fees.

The increase in insurance commissions and fees in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was primarily a result of the S&C acquisition in July 2003 and ABD’s internal growth.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $4.4 million increase in revenues generated by that operating division for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is the result of the growth in the size of the portfolio from this line of business.

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage IRR, tangible equity and in consideration of other factors, such as potential changes in prepayment rates. Security sale initiatives undertaken for IRR or capital management purposes can cause us to increase the volume of sale transactions and can result in an increase in gains on securities in the periods when such initiatives occur.

Of the gain on sale of loans for the nine months ended September 30, 2004, $714,000 related to the sale of $18.3 million of Matsco’s loan production, compared to a $2.4 million gain on the sale of $24.6 million of Matsco’s loan production in the nine months ended September 30, 2003. The remaining gain on sale of loans relates to the sale of SBA loans. The gain on sale of SBA loans decreased to $272,000 during the nine months ended September 30, 2004, compared to $434,000 during the nine months ended September 30, 2003.

Other income includes a gain of $720,000 gain for the nine months ended September 30, 2004 and a loss of $2.1 million for the nine months ended September 30, 2003 recognized on derivative instruments marked to market through earnings and ineffectiveness of a hedge recorded in accordance with SFAS No. 133, as amended.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Compensation and benefits	$44,510	$45,626	$49,584	$44,681	$43,309
Occupancy and equipment	11,570	10,251	10,205	10,390	10,695
Legal and other professional fees	6,525	4,646	3,298	3,641	3,601
Depreciation - equipment leased to others	2,549	2,252	1,905	1,712	1,096
Amortization of intangibles	2,071	2,072	2,071	1,889	1,949
Marketing and promotion	1,741	1,729	1,669	1,755	1,428
Telephone, postage and supplies	1,670	1,853	1,749	1,854	1,767
Data processing	1,303	1,272	1,227	1,267	1,431
Insurance	1,267	1,257	1,271	837	1,131
Correspondent bank and ATM network fees	886	801	1,241	1,245	1,495
FDIC insurance and regulatory assessments	458	496	500	505	588
Dividends paid on preferred stock of real estate investment trusts	456	456	456	464	453
Client service expenses	318	272	327	337	294
Directors’ fees	283	286	365	303	294
Expenses on other real estate owned	—	214	134	—	546
Contribution to Greater Bay Bancorp Foundation	—	—	900	—	—
Other expenses	3,108	3,592	3,142	3,199	2,464

Total operating expenses	$78,715	$77,075	$80,044	$74,079	$72,541

Efficiency ratio	66.69%	65.04%	65.16%	64.00%	62.21%
Total operating expenses to average assets	4.21%	4.06%	4.26%	3.82%	3.61%

We compute the efficiency ratio by dividing operating expenses by the sum of net interest income and other income. The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. Conversely, an increase in the efficiency ratio would generally indicate a decrease in our overall efficiency. As with any standard ratio, there are limitations inherent in this measure. For example, although an increase in efficiency indicated by a decrease in this ratio would generally be expected to result in improved profitability, excessive expense reductions could result in, among other items, a weak risk control environment, failure to comply with banking regulations or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could all have an adverse impact on overall profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The primary reasons for the increases in operating expenses during the third quarter of 2004 as compared to the second quarter of 2004 and the third quarter of 2003 include the following:

•	Compensation and benefits expenses decreased in the third quarter of 2004 to $44.5 million, compared to $45.6 million in the second quarter of 2004 and increased from $43.3 million in the third quarter of 2003. The decrease in the third quarter of 2004 compared to the second quarter of 2004 is primarily due to the seasonal impact of second quarter payroll taxes and benefits. The increase in the third quarter of 2004 compared to the same period in 2003 is primarily due to the S&C acquisition. The level of compensation and benefits during the first quarter of 2004 is higher than the other four quarters presented due to the seasonal impact of first quarter payroll taxes and benefits combined with first quarter bonuses paid to ABD employees;

•	The increase in occupancy and equipment during the third quarter of 2004 as compared to the second quarter of 2004 was primarily due to the acceleration of depreciation on property, premises and equipment for which we determined that the remaining useful life was shorter than originally estimated;

•	The increase in legal and professional fees incurred during the third quarter of 2004 as compared to the second quarter of 2004 and the third quarter of 2003 is a result of the increasing commitment of resources to document and enhance controls required by the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley compliance preparation costs were $1.7 million for the third quarter of 2004, as compared to $1.0 million for the second quarter of 2004. Such costs for the third quarter of 2003 were nominal. We anticipate incurring $2.9 million additional such costs during the remainder of 2004;

•	Depreciation – equipment leased to others represents expenses related to Greater Bay Capital owned equipment leased to third parties. The increase in expenses related to that operating division is the result of the growth in the size of the portfolio from this line of business;

•	Correspondent bank and ATM network fees were $886,000 for the third quarter of 2004 as compared to $801,000 for the second quarter of 2004 and $1.5 million for the third quarter of 2003. These expenses include fees paid on brokered certificates of deposit. Our average balance of brokered certificates of deposit for the third quarter of 2004 was $13.6 million, as compared to $101.8 million for the second quarter of 2004 and $326.6 million for the first quarter of 2004. As our use of brokered certificates of deposit has decreased, the related fees have also decreased; and

•	Other expenses during the third quarter of 2004 include a write off of capitalized costs related to a terminated corporate development project and settlement of a legal claim, which together amounted to approximately $1.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the major components of operating expenses for the periods indicated.

	Nine month periods ended:
(Dollars in thousands)	September 30, 2004	September 30, 2003
Compensation and benefits	$139,720	$130,742
Occupancy and equipment	32,026	30,508
Legal and other professional fees	14,469	12,953
Depreciation - equipment leased to others	6,706	2,903
Amortization of intangibles	6,214	5,291
Telephone, postage and supplies	5,272	5,391
Marketing and promotion	5,139	4,365
Data processing	3,802	4,089
Insurance	3,795	3,650
Correspondent bank and ATM network fees	2,928	4,913
FDIC insurance and regulatory assessments	1,454	1,568
Dividends paid on preferred stock of real estate investment trusts	1,368	1,360
Directors fees	934	925
Client service expenses	917	956
Contribution to Greater Bay Bancorp Foundation	900	—
Expenses on other real estate owned	348	1,065
Other expenses	9,842	7,450

Total operating expenses	$235,834	$218,129

Efficiency ratio	65.62%	61.68%
Total operating expenses to average assets	4.18%	3.65%

The primary reasons for the increases in operating expenses during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 include the following:

•	Compensation and benefits expenses increased in the nine months ended September 30, 2004 to $139.7 million, compared to $130.7 million in the nine months ended September 30, 2003 as a result of the S&C acquisition and personnel added during 2003 to enhance our enterprise-wide risk management;

•	The increase in occupancy and equipment for the nine months ended September 30, 2004 as compared to the same period of 2003 was primarily due to the acceleration of depreciation on property, premises and equipment for which we determined that the remaining useful life was shorter than originally estimated;

•	The increase in legal and professional fees incurred for the nine months ended September 30, 2004 as compared to same period of 2003 is a result of the increasing commitment of resources to document and enhance controls required by the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley compliance preparation costs were $2.9 million for the nine months ended September 30, 2004. Such costs were nominal for 2003;

•	Correspondent bank and ATM network fees decreased to $2.9 million for the nine month period ended September 30, 2004 as compared to $4.9 million for the same period in 2003. These expenses include fees paid on brokered certificates of deposit. As our reliance on brokered certificates of deposit during 2004 has decreased, our correspondent bank fees have also decreased;

•	Depreciation – equipment leased to others represents expenses related to Greater Bay Capital owned equipment leased to third parties and

•	During the nine months ended September 30, 2004, we contributed $900,000 to the Greater Bay Bancorp Foundation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

Our effective income tax rate for the third quarter of 2004 was 40.9%, as compared to 38.0% for the same period in 2003. The increase in the effective tax rate for the third quarter of 2004 was the result of the recognition of tax expenses relating to prior periods totaling $1.1 million. Our effective income tax rate for the nine months ended September 30, 2004 was 39.2%, as compared to 38.3% for the same period in 2003. The effective rates were lower than the statutory rate of 42% due to California enterprise zone interest income exclusion, and tax-exempt income on municipal securities and bank owned life insurance policy investments. See Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information regarding certain tax contingencies.

FINANCIAL CONDITION

Total assets decreased $491.7 million to $7.1 billion at September 30, 2004, compared to $7.6 billion at December 31, 2003.

Securities

Securities decreased 17.6% to $1.8 billion at September 30, 2004 from $2.2 billion at December 31, 2003. The decrease in the portfolio further moderated our exposure to potential reductions in tangible equity, strengthened our overall capital position, and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality.

The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and equity securities, including Federal Reserve Bank stock and FHLB stock. Securities available for sale are recorded at fair value. Securities held to maturity are recorded at amortized cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the Bank-owned portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain short-term securities as securities available for sale. These other investments are included in cash and cash equivalents.

At September 30, 2004, 65.8%, of our total securities were invested in mortgage and mortgage-related securities, as compared to 71.2%, at December 31, 2003. Although the stated final maturity of these securities is as long as 30 years, due to periodic principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is just under four years.

During the second quarter of 2004, we transferred a portion of our available for sale securities portfolio to the held to maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had an unrealized loss of $5.4 million at the time of transfer. We elected to make this transfer after evaluating our current asset / liability position, IRR status, tangible equity level, the anticipated future direction of interest rates and our resulting intention and ability to hold these securities until maturity. See Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion regarding the accounting for this transfer.

Loans

Our loan portfolio is concentrated in commercial (primarily manufacturing, service and technology) and real estate lending, with the balance in leases and consumer loans. Our lending operations are located in a market area that is sensitive to the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans, reduce the demand for loans and decrease our net interest margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the composition of our loan portfolio at the dates indicated.

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$1,951,813	44.9%	$1,937,766	43.9%
Term real estate - commercial	1,647,568	37.9	1,636,356	37.1

Total commercial	3,599,381	82.8	3,574,122	81.0
Real estate construction and land	459,533	10.6	537,079	12.2
Real estate other	272,684	6.3	273,504	6.2
Consumer and other	152,553	3.5	167,593	3.8

Total loans, gross	4,484,151	103.2	4,552,298	103.2
Deferred fees and discounts, net	(14,457)	(0.3)	(14,491)	(0.3)

Total loans, net of deferred fees	4,469,694	102.9	4,537,807	102.9
Allowance for loan and lease losses	(118,349)	(2.9)	(126,168)	(2.9)

Total loans, net	$4,351,345	100.0%	$4,411,639	100.0%

Total loans decreased by $68.1 million from December 31, 2003 to September 30, 2004 and by $131.8 million from September 30, 2003 to September 30, 2004. This portfolio contraction was almost entirely related to a decline in construction loans which we believe to be consistent with the relatively diminished level of commercial construction activity in our primary market area. Total loans grew by $26.7 million, or an annualized growth rate of 2.38%, at September 30, 2004 from the June 30, 2004 level.

The following table presents the maturity distribution of our commercial, term real estate – commercial, real estate construction and land, real estate other and consumer and other portfolio and the allocation between fixed and variable rate loans at September 30, 2004.

(Dollars in thousands)	Commercial	Term real estate - commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
Loans maturing in:
One year or less:
Fixed rate	$171,816	$69,514	$62,138	$129	$11,738	$315,335
Variable rate	453,235	64,585	305,907	55,331	65,930	944,988

One to five years:
Fixed rate	538,787	331,938	10,560	11,660	25,614	918,559
Variable rate	249,464	376,265	77,234	30,797	33,885	767,645

After five years:
Fixed rate	402,589	276,870	—	1,777	14,999	696,235
Variable rate	135,922	528,396	3,694	172,990	387	841,389

Total	$1,951,813	$1,647,568	$459,533	$272,684	$152,553	$4,484,151

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that full collection of principal has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. Restructured loans which are performing in accordance with the agreed upon modified loan term are presented separately in the period of restructure and the three subsequent quarters. Other real estate owned, or OREO, consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. Other nonperforming assets is primarily comprised of equipment leased to others.

The following table sets forth information regarding nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Nonperforming assets:
Nonaccrual loans	$58,741	$42,230	$48,042	$61,700	$58,072
OREO	—	—	1,200	—	—
Other nonperforming assets	534	—	—	—	—

Total nonperforming assets	$59,275	$42,230	$49,242	$61,700	$58,072

Restructured loans on accrual status	$252	$255	$439	$240	$3,500

Accruing loans past due 90 days or more	$53	$26	$—	$—	$50

Nonaccrual loans to total loans	1.31%	0.95%	1.08%	1.36%	1.26%

Nonperforming assets to total assets	0.83%	0.55%	0.64%	0.81%	0.75%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.33%	0.96%	1.12%	1.36%	1.34%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.84%	0.56%	0.65%	0.81%	0.79%

The amount of interest revenue on nonaccrual loans that was included in net income was $2.2 million for the nine months ended September 30, 2004 and $2.0 million for the nine months ended September 30, 2003. The gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $3.4 million for the nine months ended September 30, 2004 and $3.6 million for the nine months ended September 30, 2003.

At September 30, 2004, $5.1 million in restructured loans were also on nonaccrual status and are included in nonaccrual loans above, as compared to $11.0 million at June 30, 2004 and $3.4 million at December 31, 2003. There was a principal reduction concession of $504,000 allowed on restructured loans during the fourth quarter of 2003. There were no principal reduction concessions allowed on restructured loans during the quarter and year ended September 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income from restructured loans on accruing status totaled $11,000 for the third quarter of 2004, $6,000 for the second quarter of 2004 and $4,000 for the third quarter of 2003. The foregone interest income for the restructured loans on accruing status totaled $0 for the third quarter of 2004, $0 for the second quarter of 2004 and $3,000 for third quarter of 2003.

Interest income from restructured loans on accruing status totaled $26,000 for the nine months ended September 30, 2004 and $18,000 for the nine months ended September 30, 2003. The foregone interest income for the restructured loans on accruing status totaled $2,000 for the nine months ended September 30, 2004 and $3,000 for the nine months ended September 30, 2003.

The details of our nonaccrual loans at September 30, 2004 and December 31, 2003 were as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Commercial:
Other commercial	$15,183	$15,398
Matsco	9,938	7,520
Venture Banking Group	3,387	3,514
SBA	2,607	4,845
SNC/Corporate Finance	1,091	12,745

Total commercial	32,206	44,022
Real estate:
Term real estate - commercial	13,779	15,003
Real estate construction and land	12,215	1,568
Real estate other	500	536

Total real estate	26,494	17,107
Consumer and other	41	571

Total nonaccrual loans	$58,741	$61,700

The decrease in nonaccrual loans was primarily in four areas: Shared National Credit/Corporate Finance of $11.7 million, SBA of $2.2 million and term real estate – commercial of $1.2 million with an offset of an increase on real estate construction and land of $10.6 million and Matsco loans of $2.4 million. The majority of nonaccrual real estate construction and land loans is comprised of a single loan totaling approximately $10.7 million.

All nonaccrual loans (except for a small volume of small balance Matsco and consumer loans that are considered to be homogeneous) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either take a write-down in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The balance of specific reserves associated with nonaccrual loans totaled $20.3 million at September 30, 2004, and this reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and indirectly, our allowance for loan and lease losses. Impaired loans were $58.7 million at September 30, 2004, $42.2 million at June 30, 2004, $61.7 million at December 31, 2003 and $58.1 million at September 30, 2003. During the third quarter of 2004, second quarter of 2004 and fourth quarter of 2003, we recognized no interest income during the time within the year that the loans were impaired. As of September 30, 2004, June 30, 2004 and December 31, 2003, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

In addition to the loans disclosed above as nonaccrual or restructured, management also has identified loans totaling approximately $52 million that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. This amount includes one lending relationship involving three loans which total approximately $50 million. While the borrower is presently complying with all loan repayment terms and is current with respect to all principal and interest obligations, we believe that adherence to the repayment terms is contingent on the borrower’s ability to successfully liquidate the marketable securities and residential real properties which are currently held as collateral on this indebtedness. Should this liquidation not occur as scheduled, one or more of these loans may become nonperforming. However, even if these loans were to become nonperforming, we do not currently expect that we will incur a loss on the loans. Management cannot predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, be removed from nonaccrual status, become restructured loans or other real estate owned in the future.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s determination of losses inherent in our loan and lease portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated.

	At and for the three month periods ended
(Dollars in thousands)	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Period end gross loans outstanding	$4,484,151	$4,455,599	$4,449,019	$4,552,298	$4,616,882
Average gross loans outstanding	$4,460,760	$4,482,052	$4,501,141	$4,556,111	$4,667,233
Allowance for loan and lease losses:
Balance at beginning of period	$120,625	$122,609	$126,168	$128,499	$130,030
Charge-offs:
Commercial	(3,261)	(4,111)	(5,816)	(6,350)	(9,870)
Term real estate - commercial	—	(490)	(1,117)	(1,025)	(61)

Total commercial	(3,261)	(4,601)	(6,933)	(7,375)	(9,931)
Real estate construction and land	(2,005)	—	—	(2,595)	—
Real estate other	—	—	—	(54)	—
Consumer and other	(284)	(79)	(285)	(216)	(257)

Total charge-offs	(5,550)	(4,680)	(7,218)	(10,240)	(10,188)

Recoveries:
Commercial	1,826	560	1,538	278	559
Term real estate - commercial	—	—	—	—	25

Total commercial	1,826	560	1,538	278	584
Real estate construction and land	48	48	48	593	—
Real estate other	—	4	—	—	—
Consumer and other	92	84	73	38	73

Total recoveries	1,966	696	1,659	909	657

Net charge-offs	(3,584)	(3,984)	(5,559)	(9,331)	(9,531)
Provision charged to income	1,308	2,000	2,000	7,000	8,000

Balance at end of period	$118,349	$120,625	$122,609	$126,168	$128,499

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.32%	0.36%	0.50%	0.81%	0.81%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.39%	0.43%	0.50%	0.67%	0.63%

Allowance as a percentage of period end loans outstanding	2.64%	2.71%	2.76%	2.77%	2.78%
Allowance as a percentage of nonaccrual loans	201.48%	285.64%	255.21%	204.49%	221.28%

During the first quarter of 2004, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses. While our methodology had always consisted of two key components, an individual loan impairment component and a pool loan analysis component, the enhancement made in the first quarter 2004 introduced a loss-migration approach into the pool loan analysis that utilizes historical probability-of-default and loss-given-default rates. In addition, the enhanced methodology incorporates increased analysis of loss exposure associated with pass-rated loan portfolios that has likely been incurred but not yet identified. The prior methodology relied on loss factors that provided results that were not significantly different from the results of our enhanced methodology.

In the third quarter of 2004 as part of our ongoing process to improve our estimation techniques, we further enhanced our methodology. First, we refined the timeframe used for determining the probability of default to better reflect the time span from triggering event to default for different loan types. As a result, we shortened the default timeframe for Matsco loans and lengthened the default timeframe for all other loans, primarily commercial and commercial real estate loans. We believe that this change is appropriate because Matsco loans that exhibit weaknesses tend to default more quickly than non-Matsco loans that exhibit weaknesses. Second, we expanded our analysis of migration rates, which enabled us to calculate a more precise estimate of multi-year default rates. These two changes resulted in a reduction in the overall probability of default used in our analysis from prior periods and resulted in an approximate $15.3 million reduction in the allowance requirement from the pool loan analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The individual loan impairment component is equal to the balance of specific reserves, which are established for impaired loans as defined by SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component totaled $20 million at September 30, 2004, $15 million at June 30, 2004, $16 million at March 31, 2004, and $21 million at December 31, 2003. The $5 million increased in this allowance component from June 30, 2004 to September 30, 2004 resulted from an increase in the volume of impaired loans.

The pool loan analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on loan/collateral type, against the aggregate principal amount of loans that are likely to default to determine an estimate of loss. This first step of the pool loan analysis resulted in an allowance requirement of $59 million at September 30, 2004, compared to $62 million at June 30, 2004. The decrease is attributable to a combination of the enhanced calculation of the probability of default described above and credit risk rating movement in the third quarter of 2004.

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

While loss causing events have likely been identified for loans that have been assigned risk ratings associated with criticized loans, they probably have not been identified for all pass-rated loans. Therefore, we believe that a portion of the pass-rated loans has heightened risk that would be similar to criticized loans. Due to the economic downturn we have experienced in our primary lending markets, we believe that a range of pass-rated loans have heightened risk. This portion of our pool loan analysis resulted in a range of additional required allowance of between $24 million and $39 million at September 30, 2004, compared to a range of $26 million and $44 million at June 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Adding together the individual loan impairment component and the two portions of the pool loan analyses, the total indicated range of allowance resulting from our methodology was between $103 million and $118 million at September 30, 2004. Management believes that the most likely amount of loss within this range is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economic trends continue to be of concern and the timing of recovery is uncertain. Our nonperforming assets and gross loan charge-offs both increased during the quarter. In addition, we believe that increased interest rates may place added pressure on debt service ratios;

•	The Bank has a significant number of large loans. Unidentified loss causing events have likely occurred for some large credits and could result in downgrades that would materially alter allowance needs; and,

•	The enhanced allowance for loan and lease losses methodology, which was implemented in the first quarter of 2004 and further enhanced during the third quarter of 2004, is new to the organization. While management believes that this enhanced migration-based approach provides a superior assessment of allowance needs, experience with the new approach is limited.

In summary, our allowance at September 30, 2004 was $118 million, and consisted of an individual loan impairment component of $20 million and a pool loan analysis component of $98 million. This compares to a total allowance of $121 million at June 30, 2004, with an individual loan impairment component of $15 million and a pool loan analysis component of $106 million, and a total allowance of $126 million at December 31, 2003, with an individual loan impairment component of $21 million and pool loan analysis component of $105 million.

As we add new products, increase in complexity, and expand our geographic coverage, we will further enhance our methodology to keep pace with the size and complexity of the loan portfolio. We have periodically engaged outside firms to independently assess our methodology and to perform independent credit reviews of our loan portfolio.

While our current methodology utilizes historical and other objective information, establishing the allowance for loan and lease losses is, to some extent, based on management’s judgment and experience. Management believes that the allowance for loan and lease losses is adequate as of September 30, 2004 to cover inherent losses in the loan portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses as necessary.

Property, Premises and Equipment

Property, premises and equipment increased by $9.4 million to $93.2 million at September 30, 2004, as compared to $83.8 million at December 31, 2003. The primary reason for this increase is the $14.4 million increase in equipment leased to others and was partially offset by increases in accumulated depreciation on other property, premises and equipment. The equipment leased to others represents equipment owned by Greater Bay Capital and leased to third parties under operating lease contracts. Equipment leased to others, net of depreciation, was $47.6 million at September 30, 2004, compared to $33.3 million at December 31, 2003. This increase is the result of the growth in the size of the operating lease portfolio.

Deposits

Total deposits were $5.2 billion at September 30, 2004, compared to $5.3 billion at June 30 2004 and $5.3 billion December 31, 2003. Total core deposits (which exclude institutional time deposits) were $4.9 billion at September 30, 2004, compared to $5.0 billion at June 30 2004 and $4.6 billion December 31, 2003. This represents an annualized growth rate of 9.6% when compared to December 31, 2003. We reduced our institutional time deposits as a part of our IRR strategy. Institutional time deposits are comprised of brokered deposits and California state treasury deposits. Brokered deposits were $8.2 million at September 30, 2004, compared to $26.3 million at June 30, 2004 and $483.8 million at December 31, 2003. California state treasury deposits were $295.2 million at September 30, 2004, compared to $265.0 million at June 30, 2004 and $265.1 million at December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Borrowings

Borrowings were $925.2 million at September 30, 2004 and $1.3 billion December 31, 2003. At September 30, 2004, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES, securities sold under agreements to repurchase and other notes payable.

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet the day-to-day cash flow requirements obligations as they are due. We must manage our liquidity position to allow the Bank to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally FHLB advances and brokered certificate of deposit markets.

Net cash provided by operating activities totaled $62.7 million for the nine months ended September 30, 2004 and $93.4 million for the same period of 2003. Cash provided by investing activities totaled $399.9 million for the nine months ended September 30, 2004 and $276.8 million for the nine months ended September 30, 2003.

Net cash used by financing activities was $545.9 million for the nine months ended September 30, 2004 and $373.6 million for the same period of 2003. For the first nine months of 2004, the decline in deposit activities decreased cash by $117.1 million. For the first nine months ended 2003, deposit gathering activities generated cash of $166.6 million. Short-term and long-term borrowings decreased $356.9 million for the nine months ended 2004 and $522.8 million for the nine months ended 2003.

As of September 30, 2004, we did not have any material commitments for capital expenditures.

Our holding company is a company separate and apart from the Bank, ABD and its other subsidiaries and therefore it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for the payment of interest and principal on its line of credit, senior notes, subordinated debt, CODES, and dividends on our capital stock. On April 23, 2004, certain holders of the CODES due 2022 exercised their put right and, as a result, we repurchased CODES with an accreted value of $74.1 million. The CODES were repurchased at their accreted value, and the source of funds was available cash. Substantially all of our revenues are obtained from management fees, interest received on its securities and dividends declared and paid by our subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to our holding company. Under such restrictions, the amount available for payment of dividends by our subsidiaries to our holding company totaled $73.9 million at September 30, 2004. We do not believe that such a limitation will adversely impact our holding company’s ability to meet its ongoing cash obligations. See Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning our holding company’s obligations under its line of credit, senior notes, subordinated debt and the CODES.

Capital Resources

Shareholders’ equity at September 30, 2004 decreased to $739.9 million from $750.5 million at December 31, 2003. We declared dividends per common share of $0.1425 during each of the first, second and third quarters of 2004 and of $0.54 during 2003. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share during each quarter of 2004 and 2003 or an annual rate of $3.625 per preferred share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2004, we announced a share repurchase program that authorized the purchase of up to $70 million of our common stock. We repurchased 1,695,273 shares of common stock for an aggregate amount of $46.8 million, during the first quarter of 2004 with proceeds from the CODES issued during the first quarter of 2004. During the second quarter of 2004, we repurchased 96,000 shares of common stock for an aggregate amount of $2.7 million. During the third quarter of 2004, we repurchased 380,399 shares of common stock at an aggregate price of $9.7 million. The source of funds for the repurchase in the second and third quarters of 2004 was available cash. The purchase price of the stock was allocated to common stock and retained earnings.

During the first quarter of 2004 and fourth quarter of 2003, we issued 89 shares and 195,000 shares respectively, of 7.25% noncumulative convertible preferred stock. These shares were issued in connection with the final determination of the year-end earn-out payment for ABD.

A banking organization’s total qualifying capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities in excess of tier 1 capital limits, certain other capital instruments and qualifying term subordinated debt. Our major capital components are shareholders’ equity and trust preferred securities in core capital, and the allowance for loan and lease losses in supplementary capital.

The Federal Reserve and the OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at September 30, 2004 and the two highest levels recognized under these regulations were as follows:

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Company:
September 30, 2004	10.18%	12.98%	14.24%
December 31, 2003	9.98%	12.87%	14.13%
September 30, 2003	9.49%	12.64%	13.90%
Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our tangible total equity to tangible asset ratio increased from 7.12% at December 31, 2003 to 7.56% at September 30, 2004. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that are deducted from total equity and total assets to arrive at tangible equity and tangible assets. At September 30, 2004, total goodwill and other intangibles was $219.6 million, the majority of which is related to the ABD acquisition. Tangible equity and the tangible equity ratios are non-GAAP financial information. We believe that the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets for the periods indicated:

(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2003
Common shareholders’ equity	$648,022	$658,765	$640,356
Convertible preferred stock	91,917	91,752	80,441

Total shareholders’ equity	739,939	750,517	720,797
Less: goodwill and other intangibles	(219,627)	(225,229)	(199,816)

Tangible total equity	$520,312	$525,288	$520,981

Total assets	$7,106,604	$7,598,283	$7,791,161
Less: goodwill and other intangibles	(219,627)	(225,229)	(199,816)

Tangible assets	$6,886,977	$7,373,054	$7,591,345

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of September 30, 2004.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,291,204	$—	$—	$—	$1,291,204
Commitments under letters of credit	129,894	—	—	—	129,894
Deposits	5,126,527	58,177	10,848	5	5,195,557
Borrowings	315,248	7,603	150,166	452,177	925,194
Capital lease obligations	—	—	—	—	—
Operating lease obligations	19,951	36,311	27,742	40,551	124,554
Purchase obligations	7,768	—	—	—	7,768
Other liabilities	195,563	—	—	37,769	233,332

Total	$7,086,154	$102,091	$188,756	$530,502	$7,907,503

The obligations are categorized by their contractual due dates. Approximately $293.9 million of the commitments to fund loans relate to real estate construction and a significant percentage is expected to fund within the next 12 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At September 30, 2004, we had potential future venture capital funding requirements of $7.8 million.

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

Segment data includes intersegment revenue, including the systematic allocation of corporate-headquarters costs, or intercompany allocation, made according to an agreement between our holding company and the Bank to each of its operating segments. ABD receives certain corporate-headquarters services from our holding company for which the holding company is not reimbursed. Specialty finance also paid community banking $28.5 million in interest charges during the nine months ended September 30, 2004 and $28.7 million during the nine months ended September 30, 2003. Community banking paid trust services $858,000 in interest charges during the nine months ended September 30, 2004 and $1.1 million during the nine months ended September 30, 2003. All other intersegment revenue is not significant to the results of the segments. Both the intercompany allocation and the interest charges are eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

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

Real Estate Construction and Land Loans. Community banking’s real estate construction loan activity primarily focuses on providing short-term (24 months or less) loans to individuals and developers with whom community banking has established relationships for the construction of properties in its market areas. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically range between approximately $1.5 million and $5.0 million.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We also provide a wide range of financial services to support the international banking needs of community banking’s clients, including international letters of credit, documentary collections and other trade finance services. Our International Banking Division has a delegated authority status of “High” from the Export-Import Bank of the United States, which allows that division to provide foreign receivable financing to local exporters. The Export-Import Bank allows “High” level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75.0 million in loans.

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

The key measures we use to evaluate community banking’s performance appear on the following table as of and for the nine months ended September 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the nine month periods ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Key Measures:
Statement of operations:
Net interest income after provision for loan and lease losses	$190,534	$187,913
Non-interest income	20,849	27,941
Operating expenses:
Direct operating expenses	58,956	59,860
Intercompany allocation	67,545	78,290

Total operating expenses	126,501	138,150

Income before provision for income taxes (1)	$84,882	$77,704

Balance sheet:
Assets	$5,755,341	$6,833,760
Deposits	$5,424,623	$5,576,959
Other Significant Segment Measures:
Average loans	$3,352,404	$3,794,434
Yield earned on loans	6.01%	6.30%
Provision for loan and lease losses	$1,262	$12,155
Average securities	$1,987,707	$2,283,584
Yield earned on securities	4.19%	3.83%
Average interest-bearing deposits (2)	$4,385,789	$4,598,034
Rate paid on deposits	1.18%	1.35%
Compensation and benefits	$27,285	$26,092
Interest charges received from other segments and included in net interest income, net	$27,648	$27,594

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Includes deposit accounts of the Bank, holding company and other subsidiaries which are eliminated in consolidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Community banking’s income before provision for income taxes increased to $84.9 million for the nine month period ended September 30, 2004, as compared to $77.7 million for the same period in 2003.

Community banking’s primary source of revenues is interest income earned on loans. Yield earned on loans for the nine month period ended September 30, 2004 declined 0.29% to 6.01% as compared 6.30% for the same period in 2003. Average loans for the nine month period ended September 30, 2004 decreased to $3.4 billion, as compared to $3.8 billion for the same period in 2003. As a result of these changes, interest income on loans was $149.6 million for the nine month period ended September 30, 2004, as compared to $173.8 million for the same period in 2003.

Community banking’s second highest source of revenues is interest income earned on securities. Average securities for the nine month period ended September 30, 2004 decreased to $2.0 billion, as compared to $2.3 billion for the same period in 2003. Primarily as a result of this decline, interest income on securities was $62.5 million for the nine month period ended September 30, 2004, as compared to $65.6 million for the same period in 2003.

Community banking is our primary deposit gathering business segment. Total deposits at September 30, 2004 were $5.4 billion, a 2.7% decrease from the September 30, 2003 balance of $5.6 billion. The decrease in deposits is a result of a decrease in institutional time deposits. Community banking’s core deposits, which excludes institutional time deposits, was $4.9 billion at September 30, 2004, a 7.1% increase from the September 30, 2003 balance of $4.6 billion.

Community banking’s provision for loan and lease losses decreased to $1.3 million for the nine month period ended September 30, 2004, as compared to $12.2 million for the same period in 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our loan and lease loss reserve and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

Community banking’s primary direct operating expense is compensation and benefits. Compensation and benefits were $27.3 million for the nine month period ended September 30, 2004 as compared to $26.1 million for the nine month period ended September 30, 2003.

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

Our specialty finance products include loans to small businesses on which the SBA generally provides guarantees. We participate as a National Preferred Lender in many SBA programs through the Greater Bay Bank SBA Lending Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate specialty finance’s performance appear on the following table as of and for the nine months ended September 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the nine month periods ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Key Measures:
Statement of operations:
Net interest income after provision for loan and lease losses	$33,063	$28,498
Non-interest income	14,691	12,841
Operating expenses:
Direct operating expenses	23,729	20,764
Intercompany allocation	2,000	1,546

Total operating expenses	25,729	22,310

Income before provision for income taxes (1)	$22,025	$19,029

Balance sheet:
Assets	$1,250,146	$1,138,082
Deposits	$4,623	$4,623
Other Significant Segment Measures:
Average loans	$1,101,755	$923,493
Yield earned on loans	7.95%	8.79%
Provision for loan and lease losses	$3,996	$9,039
Rental revenue on operating leases	$8,049	$3,648
Compensation and benefits	$10,339	$10,979
Interest paid to other segments and included in net interest income	$28,506	$28,653

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

Specialty finance’s income before provision for income taxes increased to $22.0 million for the nine month period ended September 30, 2004, as compared to $19.0 million for the same period in 2003.

Specialty finance’s primary source of revenues is interest income earned on loans. Yield earned on loans for the nine month period ended September 30, 2004 declined 0.84% to 7.95% as compared 8.79% for the same period in 2003. The decrease in yield on loans was offset by an increase in loans. Average loans for the nine month period ended September 30, 2004 increased to $1.1 billion, as compared to $923.5 million for the same period in 2003. Interest income on loans was $65.6 million for the nine month period ended September 30, 2004, as compared to $66.5 million for the same period in 2003.

Specialty finance’s primary expense is interest paid to other business segments. Specialty finance’s inter-segment interest expense was $28.5 million for the nine month period ended September 30, 2004, as compared to $28.7 million for the same period in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Specialty finance’s provision for loan and lease losses decreased to $4.0 million for the nine month period ended September 30, 2004, as compared to $9.0 million for the same period in 2003. The reduced provision level is consistent with our methodology for establishing the adequacy of our loan and lease loss reserve and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION – Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses.”

Non-interest income is primarily comprised of rental revenue on operating leases and gains on the sales of loans and leases. Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. Rental revenue on operating leases increased to $8.0 million for the nine month period ended September 30, 2004, as compared to $3.6 million for the same period in 2003. The $4.4 million increase is the result of the growth in the size of the portfolio from this line of business. Gains on the sales of loans and leases were $1.0 million for the nine months ended September 30, 2004 as compared to $3.4 million for the same period in 2003. The level of the gain on sale of loans and leases is generally dependent on loan sale volumes. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. See “RESULTS OF OPERATIONS – Non-interest Income” for additional information regarding the computation of the gain on sale of loans.

Specialty finance’s primary direct operating expense is compensation and benefits. Compensation and benefits were $10.3 million for the nine month period ended September 30, 2004 as compared to $11.0 million for the nine month period ended September 30, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate insurance brokerage services’ performance appear on the following table as of and for the nine months ended September 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the nine month periods ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Key Measures:
Statement of operations:
Net interest income	$632	$645
Non-interest income	101,127	89,799
Operating expenses:
Direct operating expenses	84,264	72,288

Income before provision for income taxes	$17,495	$18,156

Balance sheet:
Assets	$299,682	$274,939
Other Significant Segment Measures:
Insurance commissions and fees	$101,120	$90,135
Compensation and benefits	$60,514	$52,668

Insurance brokerage services’ income before provision for income taxes decreased to $17.5 million for the nine month period ended September 30, 2004, as compared to $18.2 million for the same period in 2003.

Insurance brokerage services’ primary source of revenues is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. Insurance brokerage fees were $101.1 million for the nine month period ended September 30, 2004, as compared to $90.1 million for the same period in 2003. The increase in insurance commissions and fees was the result of the S&C acquisition in July 2003 and ABD’s internal growth.

Insurance brokerage services’ primary expenses are compensation and benefits and amortization of intangibles. Compensation and benefits increased to $60.5 million for the nine month period ended September 30, 2004 as compared to $52.7 million for the nine month period ended September 30, 2003. The increase in compensation and benefits was primarily the result of the S&C acquisition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate trust services’ performance appear on the following table as of and for the nine months ended September 30, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the nine month periods ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Key Measures:
Statement of operations:
Net interest income	$413	$667
Non-interest income	2,876	2,486
Operating expenses:
Direct operating expenses	2,365	2,249
Intercompany allocation	169	280

Total operating expenses	2,534	2,529

Income before provision for income taxes (1)	$755	$624

Balance sheet:
Deposits	$55,226	$59,828
Assets under administration (2)	$653,910	$619,528
Other Significant Segment Measures:
Trust fees	$2,797	$2,389
Compensation and benefits	$1,709	$1,693
Interest charges received from other segments and included in net interest income	$858	$1,059

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

Trust services’ income before provision for income taxes increased to $755,000 for the nine month period ended September 30, 2004, as compared to $624,000 for the same period in 2003.

Trust services’ primary source of revenues is trust fees earned on the administration of client assets. Assets under administration at September 30, 2004 were $653.9 million as compared to $619.5 million at September 30, 2003. The increase in these assets was primarily a result of income earned on existing assets. The increase in assets under administration resulted in an increase in trust fees earned, which increased from $2.4 million for the nine month period ended September 30, 2003 to $2.8 million for the nine month period ended September 30, 2004.

Trust services’ primary expense is compensation and benefits. Compensation and benefits were $1.7 million for the nine month periods ended September 30, 2004 and September 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS

The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the EITF reached consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance on the recognition and measurement of other-than-temporary impairment for certain securities, including:

•	All debt securities and equity securities that are subject to SFAS No. 115; and

•	Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas of Issue 03-1 is effective for fiscal years ending after June 15, 2004. The implementation of these areas of Issue 03-1 is not anticipated to have a material impact on our financial statements. We have previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No. 115. Those requirements were effective for fiscal years ending after December 15, 2003.

On September 30, 2004, the FASB issued a final FSP EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance contained within Issue 03-1. Disclosures required by Issue 03-1 have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held to maturity and available for sale securities are other-than-temporary, including current guidance for cost method investments.

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

The consensus reached by the EITF on Issue 03-6 is effective for fiscal periods beginning March 31, 2004. We have considered Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Contingently Convertible Securities in the Calculation of Fully Diluted Earnings per Share under EITF Issue 04-8

In September 2004, the EITF reached final consensus on Issue 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of fully diluted earnings per share.

The consensus reached by the EITF on Issue 04-8 is effective for fiscal periods ending after December 15, 2004. Once effective, we will be required to include the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per share using the if-converted method. Retroactive restatement of previous periods will be required. We estimate that Issue 04-8 will reduce our 2004 diluted earnings per share by approximately 8%.

We are currently considering the options available for addressing the impact of Issue 04-8, including a possible modification to the CODES due 2024 which would allow the use of the treasury stock method in computing diluted earnings per share for a portion of the outstanding CODES. While Issue 04-8 will revise the manner in which our results are presented, it will not impact the economic substance of our financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, IRR and credit risk. Our overall goal is to manage IRR sensitivity so adverse interest rate movements do not have the potential to reduce net interest income or the economic value of portfolio equity beyond our tolerance. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan and lease losses. See “—Allowance for Loan and Lease Losses” herein.

IRR is measured as the potential volatility in our market value of portfolio equity and next 12 months net interest income caused by changes in the term structure of interest rates. This risk is managed by our Management Asset & Liability Committee, or ALCO, which includes senior management representatives. The Management ALCO monitors IRR by analyzing the potential change in the economic value of portfolio equity and net interest income due to changes in the term structure of interest rates. The Management ALCO approves actions to maintain economic value of portfolio equity and net interest income sensitivities within Board-approved limits.

Our exposure to IRR is reviewed on at least a quarterly basis by the Board of Directors ALCO and monthly by the Management ALCO. IRR exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes approach Board-approved limits, management will adjust its asset and liability mix to reduce IRR.

Market Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in market value of portfolio equity, over a range of potential changes in interest rates. The estimated economic value of portfolio equity is the economic value of our assets less the economic value of our liabilities plus the economic value of any off-balance sheet items. The economic value of each asset, liability, and off-balance sheet item is its discounted present value of expected future cash flows. The discount rates are based on recently observed spread relationships, adjusted for assumed interest rate changes. Some valuations are obtained directly from independent broker quotes. We measure the impact on economic value of portfolio equity for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates. The following table shows our projected change in net portfolio economic value for this set of rate shocks as of the dates indicated.

Change in interest rates (Dollars in millions)	September 30, 2004			September 30, 2003
	Net portfolio value	Projected change		Net portfolio value	Projected change
		Dollars	Percentage		Dollars	Percentage
100 basis point rise	$1,421.2	$7.8	0.6%	$1,335.3	$11.2	0.8%
Base scenario	1,413.4	—	—	1,324.0	—	—
100 basis point decline	1,357.8	(55.6)	-3.9%	1,264.6	(59.4)	-4.5%

The preceding table indicates that as of September 30, 2004 an immediate and sustained 100 basis point increase in interest rates would increase our estimated economic value of portfolio equity by approximately 0.6% and an immediate and sustained 100 basis point decrease in interest rates would decrease our estimated economic value of portfolio equity by approximately 3.9%.

The net portfolio economic value of equity as of September 30, 2004 was $1.4 billion as compared to $1.3 billion as of September 30, 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Net Interest Income

The impact of interest rate changes on the next 12 months’ net interest income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing behavior for each product and new business volumes and rate behavior. As of September 30, 2004, the analysis indicates that our net interest income before provision for loan and lease losses for the next 12 months would increase by 0.5% if rates increased 100 basis points, and decrease by 0.9% if rates decreased 100 basis points.

This analysis indicates the effect of changes in the next 12 months’ net interest income for an instantaneous set of rate changes and various other assumptions. It assumes modest balance sheet growth and a similar composition of existing products, however it does not account for all the factors that could affect this analysis. Actual market conditions that vary significantly from the assumptions may have significant effects on our net interest income.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, as of the quarter ended September 30, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2004, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings – Not applicable

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

On March 17, 2004, we announced a repurchase program that authorized the purchase of up to $70.0 million in common stock from time-to-time in privately negotiated transactions and in the open market. The repurchase program does not have an expiration date. Set forth below is certain information regarding repurchases of the our common stock during the third quarter of 2004:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
July 1, 2004 through July 31, 2004	—	$—	—	$20,485
August 1, 2004 through August 31, 2004	380,399	25.49	380,399	10,789
September 1, 2004 through September 30, 2004	—	—	—	10,789

Total	380,399	$25.49	380,399	10,789

ITEM 3. Defaults Upon Senior Securities – Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders – Not applicable

ITEM 5. Other Information—Not applicable

ITEM 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1	Employee Supplemental Compensation Benefits Agreement, dated September 20, 2004, by and between the Registrant and Byron A. Scordelis and Split Dollar Life Insurance Agreement (1) (2)

10.2	Employee Supplemental Compensation Benefits Agreement, dated September 20, 2004, by and between the Registrant and Kimberly S. Burgess and Split Dollar Life Insurance Agreement (1) (2)

10.3	Employee Supplemental Compensation Benefits Agreement, dated September 20, 2004, by and between the Registrant and Peggy Hiraoka and Split Dollar Life Insurance Agreement (1) (2)

10.4	Employee Supplemental Compensation Benefits Agreement, dated September 20, 2004, by and between the Registrant and Linda M. Iannone and Split Dollar Life Insurance Agreement (1) (2)

10.5	Form of Stock Option Agreement

10.6	Form of Key Officer Stock Option Agreement (1)

10.7	Form of Director Stock Option Agreement (1)

10.8	Form of Restricted Stock Award Agreement (1)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Represents executive compensation plans and arrangements.
(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 24, 2004.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp
(Registrant)

By:	/s/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: November 8, 2004