Form 10-K
period 2004-12-31
GREATER BAY BANCORP
filed 2005-03-16
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 0-25034

GREATER BAY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0387041
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1900 University Avenue, E. Palo Alto, California 94303

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

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2004, as reported on the Nasdaq National Market System, was approximately $1,342,935,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005, 51,254,335 shares of the Registrant’s Common Stock were outstanding.

Document Incorporated by Reference:	Part of Form 10-K Into Which Incorporated:
Definitive Proxy Statement for Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2004	Part III

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

i

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX (continued)

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX (continued)

Selected Financial Information	A-1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX (continued)

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and as such, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results, performance and achievements may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulations and other factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2004. For a discussion of some of the factors that might cause such a difference, see “ITEM 1. BUSINESS—Factors That May Affect Future Results of Operations.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

ITEM 1.	BUSINESS.

Greater Bay Bancorp

Greater Bay Bancorp, or the holding company, on a parent-only basis, and we or our, on a consolidated basis, is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association, or the Bank, and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services, or ABD. CNB Investment Trust I, or CNBIT I, along with its subsidiary CNB Investment Trust II, or CNBIT II, together referred to as the REITS, were formed in order to provide flexibility in raising capital.

On February 1, 2004, we completed the merger of our wholly owned bank subsidiaries into Mid-Peninsula Bank, which was renamed Greater Bay Bank, National Association. The Bank has continued to operate in the same communities and under the same names as before the merger.

At December 31, 2004, we had total assets of $6.9 billion, total loans, net, of $4.4 billion and total deposits of $5.1 billion.

History

Greater Bay Bancorp was formed as the result of the November 1996 merger of Cupertino National Bancorp with and into Mid-Peninsula Bancorp. On consummation of the merger, Mid-Peninsula Bancorp changed its name to Greater Bay Bancorp and Cupertino National Bank and Mid-Peninsula Bank became wholly owned subsidiaries. Since its formation, Greater Bay Bancorp has continued to expand its presence within its market areas by affiliating with other quality banking organizations and select niche financial services companies. From 1997 through 2003, we acquired nine banking institutions, two insurance brokerage firms and three specialty finance companies. In addition, we have been successful in opening key regional banking offices to respond to market and client demands, while also selectively opening key new businesses that expand our product offerings.

Regional Community Banking Philosophy

In order to meet the demands of the increasingly competitive banking and financial services industries, we operate under a “Regional Community Banking Philosophy.” Our Regional Community Banking Philosophy is

based on our belief that banking clients value doing business with locally managed banking offices that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions.

Our community banking offices, through our relationship managers, have established strong reputations and client followings in their market areas through attention to client service and an understanding of client needs. The primary focus for our relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to borrowing clients to provide continuity in the relationship. This emphasis on personalized relationships requires relationship managers to maintain close ties to the communities they serve. These community ties help relationship managers expand their business development opportunities.

Greater Bay Bancorp’s Family of Companies

We are organized along four business segments: community banking, specialty finance, trust services and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated six operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD, our insurance brokerage subsidiary. The services that our business segments provide are further described below.

Community Banking

The community banking business segment includes 18 operating divisions within the Bank that provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

The community banking business segment engages in a broad array of lending activities, including commercial, real estate and consumer loans. The community banking business segment also offers a wide range of deposit products, including personal and business checking and savings accounts, time deposits and individual retirement accounts. The community banking business segment also offers a wide range of specialized services designed to attract and service the needs of clients, including cash management, international trade finance services, MasterCard and Visa merchant deposit services, traveler’s checks and safe deposit boxes.

Specialty Finance

Specialty finance includes six operating divisions also within the Bank. The specialty finance business segment provides an array of specialty finance products including asset-based lending and accounts receivable factoring, loans to small businesses on which the Small Business Administration, or SBA, generally provides guarantees, capital lease equipment financing and loans and lease products tailored to the dental and veterinary health professions.

Trust Services

Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the needs of our business and private banking clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

Insurance Brokerage Services

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington and Nevada. ABD is engaged in selling commercial, property and casualty, employee benefits, life and retirement insurance products and providing consulting services to consumers of those products, enabling their clients to strengthen their risk management programs.

Lending Activities

Underwriting and Credit Administration

The Bank’s lending activities are guided by Board approved lending policies which are recommended by our Credit Policy Committee. Each loan must meet minimum underwriting criteria established in the Bank’s lending policy. Loan applications are considered on a pooled-authority basis up to a maximum limit. Loan applications exceeding these limits are submitted to our Officers’ Loan Committee. Loan applications which exceed the limits of our Officers’ Loan Committee are submitted to the Directors’ Loan Committee. Each of these committees meets on a regular basis in order to provide timely responses to our clients.

Our Board of Directors and Credit Risk Management Committee review information at least once a month related to delinquencies, nonperforming assets, classified assets and other pertinent information to evaluate credit risk within the Bank’s loan portfolio. Additionally, our Board of Directors, Audit Committee and Credit Policy Committee review nonperforming assets and the adequacy of our allowance for loan and lease losses and the reserve for unfunded credit commitments quarterly.

Loan Portfolio

The composition of our loan portfolio was as follows:

	As of December 31, 2004
(Dollars in thousands)	Amount	% of portfolio	% of total gross loans
Commercial:
Commercial loans	$853,444	19.6%	19.0%
Venture Banking	52,981	1.2%	1.2%
SBA	93,254	2.1%	2.1%
Matsco and Greater Bay Capital	906,050	20.8%	20.2%
CAPCO and Pacific Business Funding	63,622	1.5%	1.4%

Total commercial loans	1,969,351	45.2%	43.9%
Term real estate—commercial	1,597,756	36.6%	35.6%

Total commercial	3,567,107	81.8%	79.6%
Real estate construction and land	479,113	11.0%	10.7%
Real estate other	291,737	6.7%	6.5%
Consumer and other	145,065	3.3%	3.2%

Total loans, gross	4,483,022	102.8%	100.0%

Deferred fees and discounts, net	(13,902)	-0.3%

Total loans, net of deferred fees	4,469,120	102.5%
Allowance for loan and lease losses	(107,517)	-2.5%

Total loans, net	$4,361,603	100.0%

The interest rates the Bank charges vary with the degree of risk, size, repricing frequency and maturity of the loans. Competition from other financial services companies, the nature of the client’s deposit relationship with the Bank and the Bank’s cost of funds impact the interest rate charged on loans.

Commercial Loans.    The Bank provides personalized financial services to the diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support business operations. The Bank focuses on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Bank’s commercial clients represent a variety of manufacturing, technology, real estate, wholesale and service businesses.

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

The primary risk associated with the commercial lending portfolio is the impact of weakness in the regional economy on our clients. Since the Bank is concentrated in the Bay Area, changes in the regional economy could materially impact loan performance and loan origination volumes. The Bank mitigates this risk by underwriting to conservative standards and by actively monitoring the credits.

The Venture Banking Group, a division of the Bank, provides innovative lending products and other financial services tailored to the needs of start-up and development-stage companies. The Venture Banking Group’s typical clients include venture capital and technology companies, ranging from multimedia, software and telecommunications providers to biotechnology and medical device firms. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory and equipment. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders. Because many of these technology companies are in the start-up or development phase, they may not generate any revenues for several years.

Venture Banking Group loans are made to development-stage and emerging-growth companies that have experienced historic and/or current losses and are dependent on future equity infusions. As such, venture lending is riskier than traditional commercial lending. To mitigate this risk, we have implemented certain procedures specific to the venture lending practice. All venture lending is conducted by a specialized group of seasoned professionals with extensive experience in technology lending. The Venture Banking Group monitors their credits more frequently and extensively than is common for typical commercial credits. The maximum loan amount allowed for Venture Banking Group loans is lower than the maximum loan amount allowed for typical commercial credits. In addition, the overall exposure of the Venture Banking Group portfolio is relatively small, totaling $69.6 million at December 31, 2004, including $53.0 million of commercial loans.

We participate as a preferred lender in many SBA programs through the Greater Bay Bank SBA Lending Group. As a preferred lender, we have the ability to authorize, on behalf of the SBA, the SBA guaranty on loans under the SBA 7A program. Our status as a preferred lender results in more rapid turnaround of loan applications submitted to the SBA for approval compared to other lenders without that status. The SBA Lending Group utilizes both the 504 program, which is focused on longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing equipment, inventory and working capital for eligible businesses, generally over a three-to-seven-year term. The collateral position in SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. We have the ability to sell a portion of these loans to investors and retain the unguaranteed portion and servicing rights in our own portfolio. Federal guarantee support for the SBA programs depend on annual appropriations by the U.S. Congress.

The primary risks associated with SBA lending relate to perfecting the lien on collateral and maintaining a valid guarantee. All SBA loans are originated and managed by a centralized unit. The SBA team consists of personnel with significant experience in originating, underwriting and processing SBA loans. In order to ensure that required documentation is obtained, the SBA unit uses an SBA specific loan processing platform and quality control process.

We offer a complete range of financial products and services through our Matsco Companies Inc., or Matsco, division to meet the needs of dentists and veterinarians throughout their professional careers. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing and working capital. These products are structured as either equipment leases or loans. In general, loans made in the Matsco division are riskier than traditional commercial loans because underwriting decisions are heavily reliant on cash flow projections. Matsco has effectively mitigated this risk by developing policies and procedures specific to dental and veterinary practices.

We also offer small ticket equipment lease financing through our Greater Bay Capital division. A risk associated with equipment lease financing is the effect of an economic downturn, particularly in the manufacturing sector. Another risk associated with this activity is estimating future residual values. This uncertainty is mitigated by assessing residual positions quarterly and by calculating residual impairment annually.

We offer asset-based lending and accounts receivable factoring products through our Pacific Business Funding and CAPCO divisions that provide alternative funding and support programs designed to enhance our small business banking services. This type of lending is potentially riskier than traditional commercial lending because the borrowers typically exhibit some type of financial weakness; such as negative net worth and/or operating losses. The Pacific Business Funding and CAPCO divisions have developed specific processes and procedures to address risk associated with this business activity. For example, these units underwrite both our clients and our clients’ customers. In most cases, these units purchase the receivables, closely monitor invoices and control receipt of cash. As with the other Specialty Finance units, this specialized lending is performed by a dedicated group of professionals with specific expertise.

Commercial Real Estate Term Loans.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. Our loan policies require the principal balance of the loan, generally between $400,000 and $15.0 million, to be no more than 70% of the lower of actual or stabilized appraised value of the underlying real estate collateral at the inception of the loan. The loans, which are typically secured by first deeds of trust, generally have terms of no more than seven to ten years and are amortized over 20-25 years. Most of these loans have rates tied to the prime rate, with the majority of loan rate changes coinciding with changes in the prime rate; the remaining loan rates adjust every two or three years.

A primary risk associated with regional commercial real estate term lending is the effect of local economic conditions on loan portfolio credit quality. The Bank contains its exposure to San Francisco Bay Area economic conditions by underwriting to conservative standards. In addition, the Bank actively monitors concentrations in the commercial real estate portfolio on a quarterly basis and takes action to avoid building excess concentrations.

Real Estate Construction and Land Loans.    The Bank’s real estate construction loan activity primarily focuses on providing short-term loans (generally less than eighteen months to maturity) for the construction of real property in the Bank’s market areas to individuals and developers with whom the Bank has established relationships. Real estate construction loans for single family residences typically range between approximately $500,000 and $1.0 million, and for multi-unit projects typically range between approximately $1.5 million and $5.0 million.

Residential real estate construction loans are typically secured by first deeds of trust and require personal guarantees of the principals or the developer. The economic strength of the project and the borrower’s creditworthiness are primary considerations in the loan underwriting decision. Generally, these loans provide above-average yields, but may carry a higher than normal risk of loss, particularly if general real estate values decline. To mitigate this risk, the Bank utilizes approved independent local appraisers. In addition, loan-to-value ratios at loan inception generally do not exceed 65% to 75% of the appraised value of the property. The Bank monitors projects during the construction phase through regular inspections and a disbursement schedule tied to the actual percentage of completion of each project.

The Bank also occasionally makes land loans to borrowers who intend to construct a single family residence on the lot generally within 12 months. In addition, the Bank makes commercial real estate construction loans to high net worth clients with adequate liquidity. Such loans are typically secured by first deeds of trust and require personal guarantees of the principals or the developer.

Other Real Estate Loans.    Other real estate loans include equity lines of credit secured primarily by second deeds of trust on single-family residences. Most of these loans bear interest rates based on the prime rate and have terms of no more than 10 years.

Consumer and Other Loans.    The Bank’s consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, home improvement loans and lines of credit that are often secured by residential real estate. Installment loans tend to be fixed rate with terms of one-to-five years,, while the equity lines of credit and home improvement loans are generally at a floating rate and are reviewed for renewal annually. The Bank also has a limited portfolio of credit card lines, issued as an additional service to our clients.

We also provide a wide range of financial services to support the international banking needs of our clients, including providing international letters of credit, documentary collections and other trade finance services. The Export-Import Bank of the United States has designated our International Banking Division as a “high” level lender to provide foreign receivable financing to local exporters. The Export-Import Bank allows “High” level delegated authority lenders to approve working capital loans up to $5.0 million per exporter, and to approve an aggregate total of up to $75.0 million in loans.

Deposits

The Bank obtains deposits primarily from small and medium-sized businesses, business executives, professionals and other individuals. The Bank offers the usual and customary range of commercial depository products. The Bank’s deposits are diversified by source and product type. Rates paid on deposits vary among the categories of deposits due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products.

Market Area

The Bank concentrates on marketing its services to small and medium-sized businesses, professionals and individuals in Alameda, Contra Costa, Marin, Monterey, Santa Clara, San Francisco, San Mateo, Santa Cruz, and Sonoma Counties. The following table provides information about our deposits and certain economic and demographic data for our market area.

County (dollars in thousands)	Bank deposits [2]	Deposits as a percentage of total deposits of the Bank [2]	Number of banking offices	County population [3]	Employment data [4]
					2004 unemployment rate	2004 total employment	2003 unemployment rate	2003 total employment
Alameda	$295,582	5.4%	3	1,498,000	5.4%	710,000	5.4%	734,700
Contra Costa	687,822	12.7%	5	1,003,900	4.6%	496,500	4.7%	509,900
San Francisco	267,962	4.9%	1	792,700	5.3%	383,000	5.3%	394,600
San Mateo	666,461	12.3%	3	712,400	3.6%	358,800	4.0%	365,700
Santa Clara	2,851,155	52.5%	16	1,731,400	5.5%	816,800	6.4%	846,600
Santa Cruz	314,007	5.8%	6	260,200	5.6%	134,400	8.8%	129,600
Sonoma	188,335	3.5%	3	472,700	4.0%	253,400	5.3%	255,200
Others [1]	159,809	2.9%	3	n/m

1.	Includes Marin and Monterey Counties.
2.	As of December 31, 2004. Allocation of deposits is based upon the location of the banking office to which the deposits are attributed. In certain cases, the address attributed to a deposit account may be located in a different county than the banking office.

3.	Estimated population data as of January 1, 2004 provided by the State of California Department of Finance Demographic Research Unit.
4.	Employment data provided by the State of California Economic Development Department. 2004 data as of September 2004 and 2003 data as of December 2003.

The commercial base of Alameda, Contra Costa, Marin, Monterey, Santa Clara, Santa Cruz, San Francisco, San Mateo and Sonoma Counties is diverse and includes computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense and real estate construction, as well as wholesale and retail trade. As a result of our geographic concentration, our financial performance depends in part upon economic conditions in these areas. A protracted recovery or an economic downturn could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services and, accordingly, on our results of operations. See “Item 1. Business—Factors That May Affect Future Results of Operations.”

We market our dental and veterinarian financing services nationally through our Matsco division. At December 31, 2004, approximately $670.3 million of Matsco’s outstanding loans and leases were with borrowers located outside of California. Those loans and leases are distributed throughout the United States, with the largest volume originating in Florida, where Matsco has outstanding loans and leases totaling approximately $60.4 million. Our asset based lending services are marketed through our offices in Cupertino, California and Bellevue, Washington, which covers the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in Chicago, Illinois.

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

In order to compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees, and specialized services tailored to meet the needs of the communities served. In those instances where the Bank is unable to accommodate a customer’s needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 40 branch offices located in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Clara, Santa Cruz and Sonoma counties.

As of June 30, 2004, the latest date for which the Federal Deposit Insurance Corporation, or FDIC, branch data is available, the Bank’s deposits represented 2.4% of the deposits for all FDIC insured institutions in the San Francisco Bay Area, which includes Napa and Solano Counties in addition to the nine counties shown below. At that same date, the Bank’s deposits represented:

•	1.16% of the deposits for all FDIC insured institutions in Alameda County;

•	1.78% of the deposits for all FDIC insured institutions in Contra Costa County;

•	1.70% of the deposits for all FDIC insured institutions in Marin County;

•	4.00% of the deposits for all FDIC insured institutions in San Mateo County;

•	6.68% of the deposits for all FDIC insured institutions in Santa Clara County;

•	10.62% of the deposits for all FDIC insured institutions in Santa Cruz County;

•	2.88% of the deposits for all FDIC insured institutions in Sonoma County; and

•	Less than 1.00% of the deposits for all FDIC insured institutions in Monterey and San Francisco Counties.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our securities portfolio, comprises the major portion of our earnings. These rates are sensitive to many external factors that are beyond our control, such as wholesale market interest rates levels, local competitive lending and deposit gathering conditions, wholesale credit spreads and economic factors affecting borrowers’ repayment ability.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

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

Supervision and Regulation

General

Banks and bank holding companies are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the financial institution. Insurance brokerage firms are also subject to regulation by the various states in which they conduct business Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

Greater Bay Bancorp

Greater Bay Bancorp is a registered financial holding company subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. The holding company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. Recent changes to the bank holding company rating system emphasize risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Federal Reserve may require the holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of the holding company. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the holding company must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming our equity securities. Further, the holding company is required by the Federal Reserve to maintain certain levels of capital. See “—Capital Standards.”

The holding company is required to obtain Federal Reserve approval prior to the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior Federal Reserve approval is also required for the merger or consolidation with another bank holding company.

The holding company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to prior Federal Reserve approval, the holding company may engage in any, or acquire shares of companies engaged in, activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The holding company may also engage in such activities and certain additional finance activities pursuant to our election as a financial holding company.

Under Federal Reserve policy, each bank holding company must serve as a source of financial and managerial strength to its subsidiary bank(s) and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, or a violation of Federal Reserve regulations, or both.

Financial Holding Companies

As a financial holding company, Greater Bay Bancorp may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities,

•	providing any device or other instrumentality for transferring money or other financial assets,

•	arranging, effecting or facilitating financial transactions for the account of third parties,

•	securities underwriting,

•	dealing and market making,

•	sponsoring mutual funds and investment companies,

•	insurance underwriting and agency sales,

•	merchant banking investments, and

•	activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to become or remain a financial holding company, the holding company must be well-capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act, or CRA. Failure to sustain compliance with such requirements or correct any non-compliance within a fixed time period could lead to a forced divestiture of a subsidiary bank or require the holding company to conform all of the holding company’s activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Bank

As a national banking association, the Bank is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency, or the OCC. The Bank is also subject to regulations of the FDIC, as administrator of the deposit insurance funds, as well as the Federal Reserve. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory, or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate our deposit insurance in the absence of action by the OCC and upon a finding that we are operating in an unsafe or unsound condition, are engaging in unsafe or unsound activities, or that our conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

A national bank may have a financial subsidiary engage in any activity authorized for national banks directly or certain permissible activities. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank itself. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance, issue annuities or engage in real estate development or investment or merchant banking.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity, all equity investments, including retained earnings in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Effective April 8, 2005, OCC guidelines require national banks and their operating subsidiaries to comply with certain standards when making or purchasing loans to avoid predatory or abusive residential mortgage lending practices. Failure to comply with the guidelines could be deemed an unsafe and unsound, or unfair, or deceptive practice, subjecting the bank to supervisory enforcement actions.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,

•	To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,

•	To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and

•	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

•	The establishment of a customer identification program,

•	The development of internal policies, procedures, and controls,

•	The designation of a compliance officer,

•	An ongoing employee training program, and

•	An independent audit function to test the programs.

The Bank has implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

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

Dividends and Other Transfers of Funds

An Federal Reserve policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action and Other Enforcement Mechanisms” below.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to Greater Bay by the Bank totaled $93.3 million at December 31, 2004. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards

A bank is subject to risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with its operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, notional dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with negligible credit risk, to 200% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories associated with greater risk. Under the capital guidelines, a bank’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including Trust Preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of Trust Preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4% in order to be deemed adequately capitalized. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set minimum capital requirements for specific institutions above the guideline levels.

A bank that does not achieve and maintain sufficient capital may be issued a capital directive by the FDIC to compel maintenance of adequate capital. The regulatory capital guidelines as well as Greater Bay Bancorp’s actual capitalization on a consolidated basis and for the Bank as of December 31, 2004 are as follows:

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp	10.67%	13.01%	14.27%
The Bank	10.75%	13.27%	14.53%
Well-capitalized minimum requirement	5.00%	6.00%	10.00%
Adequately capitalized minimum requirement	4.00%	4.00%	8.00%

On March 2, 2005, the Federal Reserve adopted a final rule that retains trust preferred securities in the Tier I capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier I capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. In the last five years before maturity, the outstanding amount must be excluded from Tier I capital and included in Tier II capital. We are currently evaluating this new regulation, but do not expect this rule to have a materially adverse effect on our capital positions.

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of an insured depository institution, including but not limited to those institutions that fail to meet adequately capitalized minimum requirements. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, Greater Bay Bancorp and the Bank exceeded the required ratios for classification as “well-capitalized.”

An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund, or BIF, the FDIC insures the Bank’s customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC insured depository institutions pay an assessment rate that currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to increase insurance premium rates for some or all banks. Any increase in the assessment rate could have a material adverse effect on the Bank’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premium rates under certain other circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance could have a material adverse effect on the Bank’s earnings.

All FDIC insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2004 was 1.46 cents for each $100 of assessable deposits. FICO assessments are adjusted quarterly to reflect changes in the assessment basis of the FDIC’s insurance funds and do not vary as a consequence of a depository institution’s capitalization risk category or supervisory subgroup category.

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2004, the Bank’s loans-to-one-borrower limit was $123.3 million for unsecured loans and $205.6 million for secured loans.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and Federal Reserve Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•	any company controlled by any such executive officer, director or shareholder, or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

The Bank also is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in any affiliate are limited, individually, to 10% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of our capital and surplus. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “—Prompt Corrective Action and Other Enforcement Mechanisms.”

Community Reinvestment Act

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of November 2001, the Bank was rated outstanding.

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, including the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.

Interstate Banking and Branching

Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside their home states. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Insurance Brokerage Activities

In every state in which ABD conducts business, the applicable office or an employee is required to be licensed or to have received regulatory approval by the state insurance department in order for ABD to conduct business. In addition to licensing requirements applicable to ABD, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

ABD’s insurance brokerage and risk management operations depend on its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals.

ABD has a subsidiary that is a registered broker dealer engaged primarily in mutual fund transactions on behalf of employee benefit plans of companies that are clients of ABD. The U.S. securities industry is subject to extensive regulation under both Federal and state laws. In addition, the SEC, the National Association of Securities Dealers, Inc., or NASD, other self-regulatory organizations, or SROs, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. The SEC has delegated much of the regulation of broker-dealers to SROs, including the NASD, which is the primary regulatory of our broker dealer. The NASD also conducts periodic examinations of the operations of broker dealers. Our broker-dealer also is registered as a broker-dealer in a number of states and is subject to regulation by state securities administrators in states in which it conducts business. In addition, our broker-dealer is a member of the Securities Investor Protection Corporation, or SIPC, which provides certain protection for customers’ accounts in the event of the liquidation of a broker-dealer.

Employees

At December 31, 2004, we had 1,746 full-time employees. None of the employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Website

Our website address is www.gbbk.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission, or the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

A deterioration in economic conditions in the Bay Area could adversely affect our operations

Our Bay Area business concentration exposes us to changes in Bay Area economic conditions. Our operations are located in Northern California and concentrated primarily in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Cruz, Santa Clara and Sonoma Counties, which includes the area known as the “Silicon Valley.” As a result of this geographic concentration, our results are substantially affected by market, economic and business conditions in these areas.

Even though we are now noting some limited job growth and stabilization in commercial real estate, the San Francisco Bay Area economy continues to be challenging. A protracted recovery or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Failure to successfully execute our charter integration plan and our growth strategy could adversely affect our performance

On February 1, 2004, we merged our 11 bank subsidiaries into a single bank subsidiary. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements and reduce our regulatory reporting burden. At December 31, 2004, this integration process was underway. Our financial performance would be affected by our successful integration of the financial reporting and administration systems of these 11 subsidiaries into a single system. The merger requires the integration of 11 similar, but separately operated, back-office systems into a single merged system. While historically we have completed numerous system conversions, the planned system integration is the first time we will merge separate systems into one integrated platform. Even though we have allocated considerable resources to the planning and execution of this integration, there can be no assurance that unforeseen issues will not adversely affect us. Failure to successfully complete this integration could result in the failure to achieve anticipated operating efficiencies and loss of customers.

Current investigations of the insurance industry by regulators may result in changes in industry practices that could have an adverse affect on our financial results

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries, to date, has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements. Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 9.7% of commissions and fees received during 2004. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these recent developments in the insurance industry, we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

The insurance industry may face additional scrutiny of its marketing practices by regulators and other governmental entities and become subject to additional legal proceedings. In response to past developments, some insurance carriers have announced that they will discontinue paying contingent commissions and override payments. This change may impact the way the insurance brokerage business is conducted and could adversely affect our financial results.

ITEM 2.	PROPERTIES.

Subsequent to December 31, 2004, we began occupancy of our new principal executive offices located at 1900 University Avenue in E. Palo Alto, California under a lease which, including options to renew, expires in 2027. We continue to utilize our former executive offices located at 2860 West Bayshore Road in Palo Alto, California as an administrative facility.

We also operate 40 full service Bank branch offices and 27 additional properties for ABD, specialty finance, loan production and administration offices. We own eight of these properties and lease the other 59 properties. Most of the properties are located in the San Francisco Bay Area. These leases expire under various dates, including options to renew, through December 2017.

We believe our present facilities are adequate for our current needs but anticipate the need for additional facilities as we grow. We believe that, if necessary, we could secure suitable additional facilities on satisfactory terms.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business. Management believes that the outcome of these matters will not have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of securities holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq National Market, or Nasdaq, under the symbol “GBBK.” The quotations shown below reflect for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq.

For the quarter ended	High	Low	Cash dividends declared
2004:
December 31	$31.82	$27.88	$0.1425
September 30	30.00	25.07	0.1425
June 30	30.01	27.02	0.1425
March 31	30.21	26.76	0.1425

2003:
December 31	$29.34	$21.23	$0.135
September 30	22.89	18.53	0.135
June 30	23.30	14.40	0.135
March 31	18.36	12.94	0.135

There were 3,691 common shareholders of record and 116 convertible preferred shareholders of record at December 31, 2004.

For information on the ability of the Bank to pay dividends to the holding company, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FINANCIAL CONDITION—Liquidity and Cash Flow” and Note 23 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

On March 17, 2004, we announced a repurchase program that authorized the purchase of up to $70.0 million in common stock from time to time in privately negotiated transactions and in the open market. The repurchase program does not have an expiration date. Set forth below is certain information regarding repurchases of our common stock during the fourth quarter of 2004:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
October 1, 2004 through October 31, 2004	0	$0.00	0	$10,789
November 1, 2004 through November 30, 2004	0	0.00	0	10,789
December 1, 2004 through December 31, 2004	0	0.00	0	10,789

Total	0	0.00	0	10,789

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

Information regarding Selected Consolidated Financial Data appears on page A-1 under the caption “SELECTED FINANCIAL INFORMATION” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-2 through A-38 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on pages A-39 through A-40 under the caption “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information regarding Financial Statements and Supplementary Data appears on A-44 through A-104 under the caption “CONSOLIDATED BALANCE SHEETS,” “CONSOLIDATED STATEMENTS OF OPERATIONS,” “CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY,” “CONSOLIDATED STATEMENTS OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2004 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

The Report of Management on Internal Control Over Financial Reporting appears on A-41 under the caption “FINANCIAL STATEMENTS—REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.” Our independent auditors have issued an audit report on the report of management on internal control over financial reporting which appears on page A-42.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We intend to file a definitive proxy statement for the 2005 Annual Meeting of Shareholders, or the Proxy Statement, with the SEC within 120 days of December 31, 2004. Information regarding directors of Greater Bay (including information about Greater Bay’s “Audit Committee Financial Expert”) will appear under the caption “DISCUSSION OF PROPOSALS—Proposal 1: “Elect Five Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers” and “—Executive Officers” in the Proxy Statement and is incorporated herein by reference.

The holding company has adopted a code of ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—How We Compensate Executive Officers,” “—How We Compensate Directors,” “—Employment Contracts, Change in Control Arrangements and Termination of Employment,” “—Compensation Committee’s Report on Executive Compensation,” “—Compensation Committee Interlocks and Insider Participation” and “—Performance Graph” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table summarizes information as of December 31, 2004 relating to equity compensation plans of Greater Bay pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,706,134	$21.12	7,388,315
Equity compensation plans not approved by security holders (1)	5,696	9.07	—

Total	6,711,830	$22.76	7,388,315

(1)	The sole equity compensation plan not previously submitted to Greater Bay shareholders for approval is the Mt. Diablo Bancshares 1992 Stock Option Plan, as amended, which was assumed by Greater Bay in January 2000 in connection with Greater Bay’s acquisition of Mt. Diablo Bancshares and Mt. Diablo National Bank. Pursuant to this plan, options were originally available for grant to original Mt. Diablo employees, directors and organizers at no less than the fair market value of the stock subject to the option at the date of grant. As of December 31, 2004, no additional Greater Bay shares were available for issuance under the plan.

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will appear under the caption “INFORMATION ABOUT GREATER BAY BANCORP STOCK OWNERSHIP” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding fees paid to PricewaterhouseCoopers LLP, our independent registered public accounting firm, will appear under the caption “DISCUSSION OF PROPOSALS—Proposal 4. Ratify Selection of Independent Public Accounts for 2005—Principal Auditor Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    1.    Financial Statements

The following documents are filed as part of this report:

2.    Financial Statement Schedules

Not applicable.

3.    Exhibits

See Item 15(b) below.

(b)    Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on pages 26 through 30 for exhibits filed as part of this report.

(c)    Additional Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

GREATER BAY BANCORP

By	/s/ BYRON A. SCORDELIS
Byron A. Scordelis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BYRON A. SCORDELIS Byron A. Scordelis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ JAMES S. WESTFALL James S. Westfall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ KAMRAN F. HUSAIN Kamran F. Husain	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005

/s/ FREDERICK J. DE GROSZ Frederick J. de Grosz	Director	March 14, 2005

/s/ JOHN M. GATTO John M. Gatto	Director	March 14, 2005

/s/ DAVID L. KALKBRENNER David L. Kalkbrenner	Director	March 14, 2005

/s/ DANIEL G. LIBARLE Daniel G. Libarle	Director	March 14, 2005

/s/ ARTHUR K. LUND Arthur K. Lund	Director	March 14, 2005

/s/ GEORGE M. MARCUS George M. Marcus	Director	March 14, 2005

/s/ DUNCAN L. MATTESON Duncan L. Matteson	Director	March 14, 2005

Signature	Title	Date

/s/ GLEN MCLAUGHLIN Glen McLaughlin	Director	March 14, 2005

Linda R. Meier	Director

/s/ DONALD H. SEILER Donald H. Seiler	Director	March 14, 2005

/s/ JAMES C. THOMPSON James C. Thompson	Director	March 14, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit

2

Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 11, 2002, by and among Greater Bay Bancorp, ABD Insurance and Financial Services, ABD Acquisition Corp. and Alburger Basso deGrosz Insurance Services Inc. (1)

3.1	Articles of Incorporation of Greater Bay Bancorp, as amended and restated (2)

3.2	Bylaws of Greater Bay Bancorp, as amended and restated (3)

3.3	Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to Exhibit 4.1 hereto)

3.4	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (4)

4.1	Rights Agreement (5)

4.2	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock of the Registrant (See Exhibit 4.1 hereto)

4.3	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (See Exhibit 3.4 hereto)

4.4	Indenture dated as of April 24, 2002 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (CODES, due 2022) (6)

4.5	Form of Zero Coupon Senior Convertible Contingent Debt Securities, or CODES, due 2002 (included in Exhibit 4.4) (6)

4.6	Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (GBB Capital II) (7)

4.7	Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (7)

4.8	Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (GBB Capital II) (7)

4.9	Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust Company dated as of November 27, 1998 (GBB Capital II) (8)

4.10	Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000 (9)

4.11	Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as Trustee (GBB Capital III) (9)

4.12	Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as Trustee (GBB Capital III) (9)

4.13	Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (10)

4.14	Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (10)

4.15	Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (10)

EXHIBIT INDEX (Continued)

Exhibit No.	Exhibit

4.16	Capital Securities Guarantee Agreement, dated as of November 20, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (11)

4.17	Form of Amended and Restated Declaration of Trust of GBB Capital V (12)

4.18	Form of Indenture between Greater Bay Bancorp and Wilmington Trust Company, as trustee (GBB Capital V) (12)

4.19	Form of Capital Securities Guarantee Agreement (GBB Capital V) (12)

4.20	Form of Common Securities Guarantee Agreement (GBB Capital V) (12)

4.21	Amended and Restated Declaration of Trust of GBB Capital VI dated July 16, 2001 (12)

4.22	Indenture, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (GBB Capital VI) (12)

4.23	Guarantee Agreement, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (GBB Capital VI) (12)

4.24	Amended and Restated Declaration of Trust of GBB Capital VII, dated as of April 10, 2002 (13)

4.25	Indenture, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company as Trustee (GBB Capital VII) (13)

4.26	Guarantee Agreement, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as Guarantee Trustee (GBB Capital VII) (13)

4.27	Indenture dated as of March 24, 2003 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (Senior Notes, Series B) (14)

4.28

Officers’ Certificate pursuant to Section 3.01 of the Indenture setting forth the terms of the 5.25% Senior Notes, Series A, due March 31, 2008 and the 5.25% Senior Notes, Series B, due March 31, 2008 (14)

4.29	Form of Global Note relating to the 5.25% Senior Notes, Series B, due March 31, 2008 (see Exhibit 4.28 hereto)

4.30	Indenture dated as of March 23, 2004 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee, for CODES due 2024 (15)

4.31	Form of CODES due 2024 (included in Exhibit 4.30) (15)

4.32	Resale Registration Rights Agreement among Greater Bay Bancorp and Lehman Brothers Inc., dated as of March 23, 2004, for CODES due 2024 (15)

10.1	Consulting Agreement with David L. Kalkbrenner, dated as of December 1, 2003, effective as of January 1, 2004 (16)(17)

10.2(a)	Employment Agreement with Byron Scordelis, dated December 1, 2003, effective as of January 1, 2004 (16)(17)

10.2(b)	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Byron Scordelis and Split Dollar Life Insurance Agreement (16)(18)

10.3	Employee Supplemental Compensation Benefits Agreement, effective as of January 1, 2003, between Greater Bay Bancorp and David L. Kalkbrenner (16)(19)

EXHIBIT INDEX (Continued)

Exhibit No.	Exhibit

10.4	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp an Gregg A. Johnson (16)(17)

10.5(a)	Confidential Separation Agreement and General Release of Claims dated as of September 29, 2003, between Greater Bay Bancorp and Steven C. Smith (16)(20)

10.5(b)	Consulting Agreement dated as of September 29, 2003, between Greater Bay Bancorp and Steven C. Smith (16)(20)

10.5(c)	Addendum to Consulting Agreement and Confidential Separation Agreement and General Release of Claims dated as of December 18, 2003, between Greater Bay Bancorp and Steven C. Smith (16)(17)

10.5(d)	Employee Supplemental Compensation Benefit Agreement dated as of January 1, 2003 between Greater Bay Bancorp and Steven C. Smith (16)(20)

10.6	Greater Bay Bancorp 401(k) Profit Sharing Plan (16)(3)

10.7	Greater Bay Bancorp Employee Stock Purchase Plan, as amended (16)(21)

10.8	Greater Bay Bancorp Change in Control Pay Plan I, as amended and restated (16)(22)

10.9	Greater Bay Bancorp Change in Control Pay Plan II, as amended and restated (16)(22)

10.10	Greater Bay Bancorp Severance Plan I, amended and restated (16)(22)

10.11	Greater Bay Bancorp Severance Plan II, amended and restated (16)(22)

10.12(a)	Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (11)(16)

10.12(b)	Amendment 2003A to Deferred Compensation Plan, dated as of July 21, 2003 (16)(17)

10.12(c)	Amendment 2003B to Deferred Compensation Plan, dated as of November 17, 2003 (16)(17)

10.13	Greater Bay Bancorp 1996 Stock Option Plan as amended as of May 25, 2004 (16)(23)

10.14	Form of Indemnification Agreement between Greater Bay Bancorp and with directors and certain executive officers

10.15(a)

364 Day Revolving Credit Agreement among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association, dated as of December 16, 2002 and form of Promissory Note (24)

10.15(b)

Amendment No. 1 to Credit Agreement, dated as of March 3, 2003, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association, including form of Security Agreement (24)

10.15(c)	Amendment No. 2 to Credit Agreement, dated as of December 15, 2003, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association (17)

10.15(d)	Amendment No. 3 to Credit Agreement dated as of March 10, 2004, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association (15)

10.15(e)

Letter Amendment to Credit Agreement dated as of November 22, 2004, among Greater Bay Bancorp, Initial Lenders (identified therein) and Wells Fargo Bank, National Association to extend termination date of Credit Agreement (25)

EXHIBIT INDEX (Continued)

Exhibit No.	Exhibit

10.16	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp and Kenneth Shannon (16)(17)

10.17	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Kimberly S. Burgess and Split Dollar Life Insurance Agreement (16)(18)

10.18	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Peggy Hiraoka and Split Dollar Life Insurance Agreement (16)(18)

10.19	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Linda M. Iannone and Split Dollar Life Insurance Agreement (16)(18)

10.20	Form of Stock Option Agreement (16)(26)

10.21	Form of Key Officer Stock Option Agreement (16)(26)

10.22	Form of Restricted Stock Award Agreement (16)(26)

10.23	Form of Director Nonstatutory Stock Option Agreement (16)(27)

10.24	2005 Executive Restoration Plan (16)(27)

10.25	2005 Voluntary Deferred Compensation Plan (16)(27)

10.26	2005 Supplemental Executive Retirement Plan (16)(27)

10.27	Summary Schedule of Director Compensation

10.28	Salaries and Related Compensation of Named Executive Officers of the Registrant

10.29	Summary of Directors Early Retirement Packages

12.1	Statement re Computation of Ratios of Earnings to Fixed Charges

14.1	Code of Conduct and Ethics (17)

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-25034.

(1)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2002.
(2)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2004.
(3)	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on February 15, 2002.
(4)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002.

EXHIBIT INDEX (Continued)

(5)	Incorporated by reference from Greater Bay Bancorp’s Form 8-A12G filed with the SEC on November 25, 1998.
(6)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File No. 333-96909) filed with the SEC on July 22, 2002.
(7)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on August 28, 1998.
(8)	Incorporated by reference from Greater Bay Bancorp’s 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999.
(9)	Incorporated herein by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000.
(10)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000.
(11)	Incorporated by reference from Greater Bay Bancorp’s 2000 Annual Report on Form 10-K filed with the SEC on February 1, 2001.
(12)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File Nos. 333-65772 and 333-65772-01) filed with the SEC on July 25, 2001.
(13)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2002.
(14)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003.
(15)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.
(16)	Represents executive compensation plans and arrangements of Greater Bay Bancorp.
(17)	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on March 3, 2004.
(18)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 24, 2004.
(19)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on January 28, 2005.
(20)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2003.
(21)	Incorporated by reference from Greater Bay Bancorp’s Form S-8 (File No. 333-98943) filed with the SEC on August 29, 2002.
(22)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on December 27, 2004.
(23)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form 5-8 (File No. 333-117012) filed with the SEC on June 30, 2004.
(24)	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on March 7, 2003.
(25)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on November 26, 2004.
(26)	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2004.
(27)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on February 18, 2005.

SELECTED FINANCIAL INFORMATION

The following table presents selected financial information at and for the five years ended December 31, 2004:

	2004	2003	2002(1)	2001	2000(2)
	(Dollars in thousands, except per share amounts)
Statement of Operations Data
Interest income	$376,499	$407,719	$505,412	$507,241	$423,639
Interest expense	90,876	109,838	160,555	199,793	165,892

Net interest income	285,623	297,881	344,857	307,448	257,747
Provision for credit losses	5,521	28,195	59,776	54,727	28,821

Net interest income after provision credit losses	280,102	269,686	285,081	252,721	228,926
Non-interest income	186,585	171,542	156,122	44,842	47,131
Operating expenses	314,315	292,208	244,876	191,279	165,228

Income before income tax expense	152,372	149,020	196,327	106,284	110,829
Income tax expense	59,453	57,017	72,053	26,468	43,665

Net income	$92,919	$92,003	$124,274	$79,816	$67,164

Per Share Data
Earnings per common share:
Basic	$1.68	$1.65	$2.35	$1.61	$1.40
Diluted(3)	1.50	1.62	2.30	1.57	1.33
Cash dividends per common share	0.57	0.54	0.49	0.43	0.35
Book value per common share	12.89	12.54	11.64	9.31	7.92
Common shares outstanding at year end	51,179,450	52,529,850	51,577,795	49,831,682	48,748,713
Average common shares outstanding	51,468,000	52,040,000	51,056,000	49,498,000	47,899,000
Average common and common equivalent shares outstanding(3)	57,881,000	53,008,000	54,146,000	50,940,000	50,519,000

Performance Ratios
Return on average assets	1.25%	1.16%	1.50%	1.18%	1.34%
Return on average common shareholders’ equity	14.21%	14.52%	22.43%	17.77%	19.21%
Return on average total equity	12.45%	12.88%	20.29%	17.77%	19.21%
Net interest margin	4.36%	4.20%	4.52%	4.86%	5.56%
Average equity to average assets ratio	10.04%	9.02%	7.39%	6.64%	6.98%

Balance Sheet Data—At Period End
Assets	$6,932,057	$7,599,962	$8,080,539	$7,882,886	$5,823,208
Loans, net	4,361,603	4,413,318	4,663,188	4,373,174	3,975,273
Securities	1,615,273	2,227,152	2,562,986	2,970,630	1,091,064
Deposits	5,102,839	5,312,667	5,272,273	4,990,071	4,750,404
Borrowings	788,975	1,282,191	1,947,554	2,320,671	565,876
Preferred stock of real estate investment trust subsidiaries of the Banks	12,621	12,162	12,510	11,860	—
Convertible preferred stock	103,816	91,752	80,900	—	—
Common shareholders’ equity	659,250	658,765	600,159	463,684	385,948

Asset Quality Ratios
Nonperforming assets(4) to total loans	0.98%	1.36%	0.80%	0.69%	0.32%
Nonperforming assets(4) to total assets	0.64%	0.81%	0.47%	0.39%	0.22%
Allowance for loan and lease losses to total loans	2.40%	2.73%	2.66%	2.72%	2.19%
Allowance for loan and lease losses to nonperforming loans(4)	245.97%	201.76%	339.00%	395.70%	687.44%
Net charge-offs to average loans	0.40%	0.67%	1.19%	0.59%	0.33%

Regulatory Capital Ratios
Tier I leverage ratio	10.67%	9.98%	8.61%	8.01%	8.79%
Tier I risk-based capital ratio	13.01%	12.87%	11.71%	10.49%	9.57%
Total risk-based capital ratio	14.27%	14.13%	12.97%	12.79%	10.87%

(1)	In March 2002 we acquired ABD and began to earn insurance brokerage commissions, which are included in non-interest income. Previously, we had earned no such revenue.
(2)	Restated on a historical basis to reflect the merger with SJNB Financial Corp during 2001 on a pooling-of-interests basis.
(3)	Diluted earnings per common share for the years ended December 31, 2003, 2002, 2001 and 2000, has been restated to reflect the December 31, 2004 adoption of Emerging Issues Task Force, or EITF, Issue No 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” or EITF Issue 04-8.
(4)	Excludes accruing loans past due 90 days or more and restructured loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with the information under “Selected Financial Information” and our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in this annual report on Form 10-K for the year ended December 31, 2004 under ITEM 1. “BUSINESS—Factors That May Affect Future Results of Operations.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

Who We Are

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association and one commercial insurance brokerage subsidiary, ABD. The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Greater Bay Corporate Finance, or Corporate Finance, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco, Pacific Business Funding and the Venture Banking Group.

How We Generate Revenues and Information About Our Industries

We are a diversified financial services organization. Our profitability is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by us on our interest-earning assets, such as loans and securities, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on us cannot be predicted.

As with other medium and large financial institutions, we strive to diversify our sources of revenues. In order to achieve this diversity, in March 2002 we acquired ABD which has substantially increased our non-interest income.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institution reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

From time to time, legislation and regulations are implemented which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. Legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Our Lines Of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. Our lines of business are organized along four business segments. The services that our business segments provide are as follows:

•	Community Banking. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties.

•	Specialty Finance. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco provides dental and veterinarian financing services nationally. Pacific Business Funding, which also offers asset-based lending and accounts receivable factoring products operates in Silicon Valley and the San Francisco Peninsula. Greater Bay Bank SBA Lending Group is an SBA National Preferred Lender and operates in the San Francisco Bay Area.

•	Insurance Brokerage Services. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of clients’ employee benefit plans.

•	Trust Services. Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results are affected by economic conditions in this area. Even though we are now noting some limited job growth and stabilization in commercial real estate, the San Francisco Bay Area economy continues to be challenging. A protracted recovery or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Our Opportunities, Challenges and Risks

We believe that growth in banking opportunities to small- and medium-sized businesses, professionals and high net worth individuals will in part be determined by economic growth in the San Francisco Bay Area. There remains the risk that another economic downturn could adversely affect us through loan demand weakness and loan credit quality deterioration.

We also believe that consolidation of community banks will continue to take place and in that regard we could be a bank acquirer. In markets we wish to enter or expand our business, we will consider opening de novo offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches into our family of companies, but there can be no assurance that future activities would not present unforeseen integration issues.

On February 1, 2004, we merged our 11 bank subsidiaries into a single bank subsidiary. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements and reduce our regulatory reporting burden. At December 31, 2004, this integration process was underway. Our financial performance would be affected by our successful integration of the financial reporting and administration systems of these 11 subsidiaries into a single system. The merger requires the integration of 11 similar, but separately operated, back-office systems into a single merged system. While historically we have completed numerous system conversions, the planned system integration is the first time we will merge separate systems into one integrated platform. Even though we have allocated considerable resources to the planning and execution of this integration, there can be no assurance that unforeseen issues will not adversely affect us. Failure to successfully complete this integration could result in the failure to achieve anticipated operating efficiencies and loss of customers.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Our most complex accounting policies require management’s judgment to ascertain the value of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well structured and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses, the Reserve for Unfunded Credit Commitments and Impaired Loans

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio. The reserve for unfunded credit commitments represents management’s best estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by the provision for credit losses charged to expense and reduced by loans charged-off, net of principal recoveries. The allowance for loan and lease losses is determined based on the size and distribution of the portfolio by credit risk grade, the nature of underlying collateral and the amount of loan impairment as well as on management’s assessment of several factors including: (i) current economic conditions and the related impact on specific borrowers and industry groups, (ii) historical default experiences, and (iii) expected loss in the event of default. The process used in the determination of the adequacy of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. See “—FINANCIAL CONDITION—Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments” for more information regarding the factors underlying our estimation methodology for determining losses inherent in our loan portfolio and unfunded loan commitments.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures, an Amendment of SFAS No. 114,” or SFAS No. 114 and 118, loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. The measurement of an impaired loan’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated knowledgeable third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses.

Securities

Income from the securities portfolio is a material part of our total revenue. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of our financial condition and results of operations. Many of the securities are purchased at a premium or discount. Except for mortgage-related securities, discounts are accreted over the life of the security, and premiums are amortized to contractual maturity or the call date whichever results in a lower yield. For mortgage-backed securities (i.e. securities that are collateralized by residential mortgage loans), the amortization or accretion is based on estimated time distribution of principal repayment from the date of purchase. The estimated time distribution of principal repayment for these securities fluctuates based on changes in prepayment speed attributable to refinancings (i.e. lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgage (i.e. how often the underlying properties are sold and mortgages paid-off). We use estimates for the remaining time distribution of principal repayments based on information received from knowledgeable third parties. We adjust the purchase premium or discount amortization or accretion rate to reflect changes in the time distribution of principal repayments.

The reported fair value of most securities available for sale is the quoted market price. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Derivative Instruments

Where available, the fair value of derivative instruments is based on quoted market prices received from knowledgeable independent sources. However, active markets do not exist for all of our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may use estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources involve subjective judgment about the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Derivative fair values are netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Goodwill and Other Intangible Assets

As discussed in Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. This assessment generally involves estimating the fair value of the related asset as the present value of future period cash flows. If the estimated fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of that reporting unit, we could take a charge against earnings to write-down goodwill. In our 2004 evaluation of the impairment of goodwill related to Insurance Brokerage Services, we used a discount rate of 10.5% and a capitalization rate of 7.5%. For goodwill related to our other reporting units, we used a discount rate of 16.1% and a capitalization rate of 13.1%.

Accounting for Income Taxes

Our accounting for income taxes is explained in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In estimating accrued tax expense, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Changes to our estimate of accrued taxes may occur due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutes, judicial rulings and regulatory guidance. These changes, when they occur, affect accrued tax liability and can materially effect our operating results for any particular period.

We also use an estimate of future earnings to support our position that we will realize the benefit of our deferred tax assets. If we suffer losses or future income is less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income reduced when impairment of the asset is recorded.

Supplemental Employee Retirement Plan

As described in detail in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we have entered into supplemental employee retirement agreements with certain executive and senior officers. Our liability under these agreements is measured in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 87. The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels. Should these estimates prove materially different from actual results, we could incur additional or reduced future expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated. These measurements are based on our net income, as reported on the face of our consolidated financial statements that are prepared in accordance with generally accepted accounting principles, or GAAP.

	For the years ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income	$92,919	$92,003	$124,274
Earnings per common share:
Basic	$1.68	$1.65	$2.35
Diluted	$1.50	$1.62	$2.30
Return on average assets	1.25%	1.16%	1.50%
Return on average total shareholders’ equity	12.45%	12.88%	20.29%

The diluted earnings per common share for the years ended December 31, 2003 and 2002 have been restated to reflect the December 31, 2004 adoption of Financial Accounting Standards Board, or FASB, EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method.

Net income for 2004 increased 1.0% to $92.9 million, or $1.50 per diluted share, compared to net income of $92.0 million, or $1.62 per diluted share, for 2003. The $916,000 increase in net income and the $0.12 decline in earnings per diluted share for the year ended December 31, 2004, compared to the same period a year ago, was attributable primarily to the following factors:

•	An increase of 4,873,000 shares in the weighted average common stock and common stock equivalents. The increase in the weighted average common stock equivalents was the result of the issuance of the CODES due 2024 which increased weighted average common stock equivalents by 4,872,000 and a 572,000 share increase in weighted average common stock equivalents resulting from our stock option plan. These increases were partially offset by a decline in the weighted average common shares outstanding. The decline in the weighted average common shares outstanding was primarily the result of a common stock share repurchase program undertaken during 2004;

•	A $12.3 million decrease in net interest income, reflecting primarily a decline of $531.3 million in average interest-earning assets;

•	A $22.7 million decrease in the provision for credit losses;

•	A $15.0 million increase in non-interest income primarily due to increases of $13.0 million in insurance commissions and fees, $6.0 million in rental revenues on operating leases and $1.7 million in other income. These increases were partially offset by decreases of $2.3 million in loan and international banking fees, $2.0 million in the gain on sale of loans and $915,000 in service charges and other fees; and

•	A $22.1 million increase in operating expenses. The major components of this increase were increases of $6.7 million in compensation and benefits, $5.0 million in depreciation—equipment leased to others, $4.3 million in legal and other professional fees, $3.1 million in occupancy and equipment, $1.1 million in amortization of intangibles, $900,000 in contribution to the Greater Bay Bancorp Foundation, or the Foundation, and $4.1 million in other expenses. These increases were partially offset by decreases of $3.4 million in correspondent bank and ATM network fees and $717,000 in expenses on other real estate owned, or OREO.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Net income for 2003 decreased 26.0% to $92.0 million, or $1.62 per diluted share, compared to net income of $124.3 million, or $2.30 per diluted share, for 2002. The $32.3 million decrease in net income and the $0.68 decline in earnings per diluted share for the year ended December 31, 2003, compared to the same period a year earlier, were attributable primarily to the following factors:

•	A $47.0 million decrease in net interest income, reflecting a 0.32% decline in the yield earned on interest-earning assets and a decline of $536.5 million in average interest-earning assets;

•	A $31.6 million decrease in the provision for credit losses;

•	A $15.4 million increase in non-interest income primarily due to increases of $29.0 million in insurance commissions and fees and $4.8 million in rental revenues on operating leases. These increases were partially offset by decreases of $8.4 million in the gain on early retirement of CODES, $5.5 million in the gain on sale of securities and $3.7 million in other income; and

•	A $47.3 million increase in operating expenses. The major components of this increase were increases of $26.7 million in compensation and benefits, $7.7 million in legal and other professional fees, $4.0 million in depreciation—equipment leased to others, $1.7 million in amortization of intangibles, $1.5 million in occupancy and equipment, $926,000 in expenses on OREO and a $4.3 million in other expenses.

See “—Net Interest Income,” “—Provision for Credit Losses,” “—Non-interest Income” and “—Operating Expenses” for more information regarding the changes to net income for the periods presented.

Net Interest Income

Our Interest Rate Risk Strategy

Our interest rate risk, or IRR, strategy focuses on containing this risk within board approved limits. We primarily use balance sheet matching techniques and, to a limited extent, derivatives, to manage IRR. We currently adhere to a core strategy of maintaining a relatively neutral interest rate risk position. Within that context, we may adjust our position based on our interest rate outlook. At December 31, 2004 we had a slight bias toward asset sensitivity.

During 2003 and 2004, we positioned ourselves to be more asset sensitive in anticipation of higher short-term interest rates. As part of this strategy we reduced our securities portfolio, with average securities declining from $2.9 billion during 2002 to $2.3 billion during 2003 and to $2.0 billion during 2004. The decrease in the portfolio further moderated our exposure to changes in tangible equity, strengthened our overall capital position, and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality. We used the proceeds realized from investment portfolio sales to retire short term wholesale funding, including the Bank’s borrowings and brokered deposits.

Increases in short maturity interest rates have resulted in margin growth as yields on interest-earning assets have increased more significantly than rates paid on funding sources.

We have seen average loan balances for 2004 decrease as compared to 2003 resulting in a reduction in interest income. Net interest income during 2004 was reduced further by a $1.1 million reduction of loan fee amortization that was a result of an internal analysis of how we record fees on construction loans.

Net interest income for 2004 was $285.6 million, compared to $297.9 million for 2003 and $344.9 million for 2002. The $12.3 million decrease in our net interest income during 2004 as compared to 2003 was primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

due to the loan portfolio’s lower average yield and a decrease in the average balance of loans and securities. These decreases were partially offset by an increase in the securities portfolio’s average yield, a decrease in average interest-bearing liabilities and a decrease in the rate paid on borrowings. The $47.0 million decrease in our net interest income earned during 2003 as compared to 2002 was primarily due to an increase in average deposits, a decrease in average securities and a decrease in the yield earned on interest-earning assets, which was partially offset by a decrease in rates paid on our interest-bearing liabilities and a decrease in average borrowings. Our net yield earned on interest-earning assets, or net interest margin, for 2004 was 4.36%, compared to 4.20% for 2003 and 4.52% for 2002.

Net Interest Income—Results for 2004, 2003 and 2002

The following tables present, for the years indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Years ended December 31,
	2004			2003
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$95,626	$1,128	1.18%	$95,643	$902	0.94%
Other short-term securities	3,014	58	1.92%	4,267	168	3.94%
Securities available for sale:
Taxable	1,943,610	81,142	4.17%	2,243,130	86,730	3.87%
Tax-exempt(2)	88,115	4,435	5.03%	103,260	4,813	4.66%
Loans(3)	4,423,135	289,736	6.55%	4,638,521	315,106	6.79%

Total interest-earning assets	6,553,500	376,499	5.75%	7,084,821	407,719	5.75%
Noninterest-earning assets	877,944			830,216

Total assets	$7,431,444	376,499		$7,915,037	407,719

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,251,418	38,413	1.18%	$2,879,570	30,698	1.07%
Time deposits over $100,000	434,897	7,417	1.71%	511,442	10,094	1.97%
Other time deposits	530,316	7,635	1.44%	1,094,311	16,892	1.54%

Total interest-bearing deposits	4,216,631	53,465	1.27%	4,485,323	57,684	1.29%
Short-term borrowings	538,690	10,266	1.91%	919,435	18,983	2.06%
CODES	210,990	1,566	0.74%	74,371	1,649	2.22%
Subordinated debt	210,311	17,754	8.44%	210,311	18,060	8.59%
Other long-term borrowings	206,133	7,825	3.80%	334,371	13,462	4.03%

Total interest-bearing liabilities	5,382,755	90,876	1.69%	6,023,811	109,838	1.82%
Noninterest-bearing deposits	1,058,253			989,038
Other noninterest-bearing liabilities	232,052			175,913
Preferred stock of real estate investment trust subsidiaries	12,273			12,162

Shareholders’ equity	746,111			714,113

Total shareholders’ equity and liabilities	$7,431,444	90,876		$7,915,037	109,838

Net interest income		$285,623			$297,881

Interest rate spread			4.06%			3.93%

Net yield on interest-earning assets(4)			4.36%			4.20%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.59% and 7.00% for the years ended December 31, 2004 and 2003, respectively, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $514,000 and $4.6 million for the years ended December 31, 2004 and 2003, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

	Years ended December 31,
	2003			2002
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$95,643	$902	0.94%	$87,204	$2,532	2.90%
Other short-term securities	4,267	168	3.94%	17,562	913	5.20%
Securities available for sale:
Taxable	2,243,130	86,730	3.87%	2,811,890	161,269	5.74%
Tax-exempt(2)	103,260	4,813	4.66%	124,540	6,032	4.84%
Loans(3)	4,638,521	315,106	6.79%	4,580,154	334,666	7.31%

Total interest-earning assets	7,084,821	407,719	5.75%	7,621,350	505,412	6.63%
Noninterest-earning assets	830,216			670,503

Total assets	$7,915,037	407,719		$8,291,853	505,412

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,879,570	30,698	1.07%	$2,573,098	38,025	1.48%
Time deposits over $100,000	511,442	10,094	1.97%	548,968	13,925	2.54%
Other time deposits	1,094,311	16,892	1.54%	1,235,711	30,797	2.49%

Total interest-bearing deposits	4,485,323	57,684	1.29%	4,357,777	82,747	1.90%
Short-term borrowings	919,435	18,983	2.06%	1,363,195	35,053	2.57%
CODES	74,371	1,649	2.22%	105,603	2,385	2.26%
Subordinated debt	210,311	18,060	8.59%	219,325	19,305	8.80%
Other long-term borrowings	334,371	13,462	4.03%	524,689	21,065	4.01%

Total interest-bearing liabilities	6,023,811	109,838	1.82%	6,570,589	160,555	2.44%
Noninterest-bearing deposits	989,038			951,538
Other noninterest-bearing liabilities	175,913			144,870
Preferred stock of real estate investment trust subsidiaries	12,162			12,402

Shareholders’ equity	714,113			612,453

Total shareholders’ equity and liabilities	$7,915,037	109,838		$8,291,852	160,555

Net interest income		$297,881			$344,857

Interest rate spread			3.93%			4.19%

Net yield on interest-earning assets(4)			4.20%			4.52%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.00% and 7.23% for the years ended December 31, 2003 and 2002, respectively, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $4.6 million and $6.1 million for the years ended December 31, 2003 and 2002, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets represented by loans and securities, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans.

	Year ended December 31, 2004 compared with December 31, 2003 favorable / (unfavorable)			Year ended December 31, 2003 compared with December 31, 2002 favorable / (unfavorable)
	Volume	Rate	Combined	Volume	Rate	Combined
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(0)	$226	$226	$224	$(1,854)	$(1,630)
Other short-term investments	(40)	(70)	(110)	(564)	(181)	(745)
Securities available for sale:
Taxable	(12,159)	6,571	(5,588)	(28,549)	(45,990)	(74,539)
Tax-exempt	(742)	364	(378)	(999)	(220)	(1,219)
Loans	(14,336)	(11,034)	(25,370)	4,219	(23,779)	(19,560)

Total interest income	(27,278)	(3,942)	(31,220)	(25,668)	(72,025)	(97,693)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(4,197)	(3,518)	(7,715)	(4,151)	11,478	7,327
Time deposits over $100,000	1,403	1,274	2,677	902	2,929	3,831
Other time deposits	8,188	1,069	9,257	3,214	10,691	13,905

Total interest-bearing deposits	5,393	(1,174)	4,219	(35)	25,098	25,063
Short-term borrowings	7,351	1,366	8,717	10,010	6,060	16,070
CODES	(1,550)	1,633	83	693	43	736
Subordinated debt	—	306	306	781	464	1,245
Other long-term borrowings	4,906	731	5,637	7,662	(59)	7,603

Total interest expense	16,100	2,862	18,962	19,112	31,605	50,717

Net increase (decrease) in net interest income	$(11,178)	$(1,080)	$(12,258)	$(6,556)	$(40,420)	$(46,976)

Provision for Credit Losses

The provision for credit losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for loan and lease losses and the reserve for unfunded credit commitments. The provision for credit losses for each period is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. The following schedule shows the composition of the provision for credit losses and summarizes the reclassification of unfunded credit commitments for the three years ended December 31, 2004.

	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
	(Dollars in thousands)
Balance, December 31, 2001	$122,547	$2,197	$124,744
Net charge-offs / recoveries	(54,907)	—	(54,907)
Provision	60,332	(556)	59,776

Balance, December 31, 2002	127,972	1,641	129,613
Net charge-offs / recoveries	(31,640)	—	(31,640)
Provision	28,157	38	28,195

Balance, December 31, 2003	124,489	1,679	126,168
Net charge-offs / recoveries	(17,690)	—	(17,690)
Provision	718	4,803	5,521

Balance, December 31, 2004	$107,517	$6,482	$113,999

The provision for credit losses in 2004 was $5.5 million, compared to $28.2 million in 2003 and $59.8 million in 2002. The reduced provision level is consistent with changes to the underlying factors used in our methodology for establishing the adequacy of our allowance for loan and lease losses and the reserve for unfunded credit commitments for the periods indicated. For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION—Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

The following table sets forth information by category of non-interest income for the years indicated.

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Insurance commissions and fees	$130,500	$117,508	$88,515
Rental revenues on operating leases	11,549	5,582	747
Service charges and other fees	10,457	11,372	11,147
Gain on sale of securities, net	8,370	8,759	14,262
Loan and international banking fees	7,045	9,392	9,452
Trust fees	3,838	3,314	3,566
Gain on sale of loans	2,481	4,458	4,535
ATM network revenue	1,309	1,773	2,414
Gain on early retirement of CODES	—	—	8,375
Other income	11,036	9,384	13,109

Total non-interest income	$186,585	$171,542	$156,122

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The increase in non-interest income in 2004 as compared to 2003 resulted primarily from increases in insurance commissions and fees, rental revenues on operating leases and other income, which was partially offset by decreases in loan and international banking fees, gain on sale of loans and service charges and other fees. The increase in non-interest income in 2003 as compared to 2002 resulted primarily from increases in insurance commissions and fees and rental revenues on operating leases. These increases were partially offset by decreases on the gain on sale of securities and the gain on early retirement of the CODES.

The increase in insurance commissions and fees in 2004 and 2003 primarily reflect the timing of our insurance brokerage firm acquisitions and ABD’s internal growth. As a result of the ABD acquisition in March 2002 and the Sullivan & Curtis Insurance Brokers of Washington, LLC, or S&C, acquisition in July 2003, our 2004 results included 12 months of revenues for both ABD and S&C, our 2003 results included 12 months of revenues for ABD and six months of operating revenues for S&C and our 2002 results only included 10 months of revenues for ABD.

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements. Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 9.7% of total ABD commissions and fees received during 2004. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these recent developments in the insurance industry, we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital, which commenced operations in 2002. The $6.0 million increase in revenues generated by that operating division for 2004, as compared 2003, and the $4.8 million increase in revenues generated by that operating division for 2003, as compared to 2002, is the result of the growth in the size of the portfolio from this line of business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The gain on sale of loans is comprised of the following for the periods indicated:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Matsco:
Gain on sale of loans	$714	$3,430	$2,647
Loans sold	18,285	42,856	23,500
SBA:
Gain on sale of loans	1,767	1,028	1,888
Loans sold	15,094	17,403	11,511

The level of the gain on sale of loans is generally dependent on loan sale volumes and the market rate of premiums paid by loan purchasers. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and our estimate of the period of time we would need to hold the loan in order to earn the same income that we could generate from the sale of the loan under current market conditions.

SBA loans are sold with servicing retained. Gains on these sales are earned through the sale of a portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan based upon their relative fair values. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is deferred and amortized to interest income over the life of the related loan using a method which approximates the interest method. All other loan sales are servicing released.

During 2002, we retired 63.8% of the CODES that we issued earlier in 2002 which resulted in a gain of $8.4 million. We retired these securities to take advantage of a unique market situation which allowed us to retire them at a substantial discount, thus relieving us of the put obligation in April 2004. As a result of this put obligation, there was a high probability that we would have been required to repay these CODES at par at the time. This opportunity, coupled with the availability of cash resulting from the sale of securities, made the retirement of these CODES an attractive opportunity to add value for our shareholders. There were no such gains on the early retirement of CODES in either 2004 or 2003.

The increase in other income during 2004 as compared to 2003 is primarily a result of a $2.1 million change in gains and losses on derivative instruments. Other income includes a $206,000 gain during 2004, a $1.9 million loss during 2003 and a $2.2 million loss during 2002 on derivative instruments. The gains and losses were recognized on derivative instruments marked to market through earnings, including ineffectiveness of a hedge recorded in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS Statement No. 133)” and SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments Hedging Activities,” or SFAS No. 133, as amended.

Other income includes $6.9 million in appreciation of the cash surrender values on bank-owned life insurance policies during 2004, as compared to $6.2 million during 2003 and $6.1 million during 2002. Other income also included a gain of $3.1 million in 2002 on an agreement with a borrower which entitled us to receive additional income based upon an increase in that borrower’s stock valuation between specific dates. There was no such other income during 2004 and 2003. During 2004, other income includes a $461,000 gain on the disposal of a former facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Operating Expenses

The following table sets forth the major components of operating expenses for the years indicated.

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Compensation and benefits	$182,162	$175,423	$148,724
Occupancy and equipment	44,010	40,898	39,365
Legal and other professional fees	20,910	16,594	8,901
Depreciation—equipment leased to others	9,647	4,615	612
Amortization of intangibles	8,286	7,180	5,520
Telephone, postage and supplies	7,215	7,245	7,398
Marketing and promotion	7,102	6,120	5,355
Insurance	5,141	4,487	3,385
Data processing	5,024	5,356	4,820
Correspondent bank and ATM network fees	2,757	6,158	6,083
FDIC insurance and regulatory assessments	1,903	2,073	1,780
Dividends paid on preferred stock of real estate investment trusts	1,824	1,824	1,814
Directors fees	1,215	1,228	1,107
Client service expenses	1,159	1,293	2,117
Contribution to the Greater Bay Bancorp Foundation and related expenses	900	—	479
Expenses on other real estate owned	348	1,065	139
Early retirement expense of debt	—	—	975
Other expenses	14,712	10,649	6,302

Total operating expenses	$314,315	$292,208	$244,876

Efficiency ratio	66.56%	62.25%	48.88%
Total operating expenses to average assets	4.23%	3.69%	2.95%

The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income and other income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. Conversely, an increase in the efficiency ratio would generally indicate a decrease in our overall efficiency. As with any standard ratio, there are limitations inherent in this measure. For example, although an increase in efficiency indicated by a decrease in this ratio would generally be expected to result in improved profitability, excessive expense reductions could result in, among other items, a weakening of our risk control environment, failure to comply with banking regulations or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

The primary reasons for the increase in operating expenses include the following:

•

Operating expenses for ABD during 2004 were $112.6 million, compared to $99.0 million during 2003 and $73.6 million during 2002. This increase is primarily the result of the timing of our insurance brokerage acquisitions. As a result of the ABD acquisition in March 2002 and the S&C acquisition in July 2003, our 2004 results included 12 months of operating expenses for both ABD and S&C, our 2003 results included 12 months of operating expenses for ABD and six months of operating expenses for S&C and our 2002 results only included 10 months of operating expenses for ABD. The amortization of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

intangibles for each year primarily relates to amortization of expirations representing ABD’s and S&C’s book of business recorded in connection with our acquisition of those entities. The following table shows the computation of the efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the financial institutions industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other financial institutions who do not have significant non-bank subsidiaries;

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Total operating expenses	$314,315	$292,208	$244,876
Less: ABD operating expenses	112,564	99,049	73,648

Total operating expenses without ABD	$201,751	$193,159	$171,228

Total revenue	$472,208	$469,423	$500,979
Less: ABD total revenue	132,439	118,745	89,402

Total revenue without ABD	$339,769	$350,678	$411,577

Efficiency ratio without ABD	59.38%	55.08%	41.60%

•	During 2004 and 2003, we devoted internal and external resources to documenting and enhancing controls required by the Sarbanes-Oxley Act of 2002. In connection with these efforts, we incurred direct outside legal and other professional fees totaling $6.2 million during 2004. Such costs were nominal in 2003 and no such direct costs were incurred in 2002. During the end of 2002 and the first half of 2003, we added personnel and resources, both internal and external, to enhance our enterprise-wide risk management and regulatory compliance programs and processes. These additional improvements were required as a result of our substantial growth through 2002 and our response to the cure agreement that we entered into with the Federal Reserve on February 17, 2003 which we fully satisfied on June 27, 2003. In addition to direct costs included in legal and other professional fees, we incurred additional expenditures resulting from increases in staffing, independent audit scope changes and expansion of internal audit services which resulted in increases to compensation and benefits;

•	Depreciation—equipment leased to others represents expenses related to Greater Bay Capital owned equipment leased to third parties. The increase in expenses is the result of the growth in the size of the portfolio from this line of business since its formation in 2002;

•	Correspondent bank and ATM network fees were $2.8 million, $6.2 million and $6.1 million during 2004, 2003 and 2002, respectively. These expenses include fees paid on brokered certificates of deposit. Our average balance of brokered certificates of deposit were $101.7 million during 2004, $658.8 million during 2003 and $799.3 million during 2002. As our use of brokered certificates of deposit has decreased, the related fees have also decreased;

•	During 2004 and 2003, we incurred expenses related to consulting and non-compete agreements of retiring executives totaling $1.4 million and $1.7 million, respectively. Similar expenses in 2002 were not significant;

•	A $4.1 million increase in other operating expenses. The major components of this increase were increases of $1.0 million in ATM expense, $873,000 in operating losses, $603,000 amortization of debt issuance costs, $460,000 in amortization of CNBIT II preferred stock issuance costs, $402,000 in travel and lodging and $785,000 in other miscellaneous expenses;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

•	During 2002, we incurred $975,000 in expense for the early retirement of debt as a result of the retirement of subordinated debt issued to GBB Capital I and the retirement of the related Trust Preferred Securities. There were no such expenses during 2004 and 2003; and

•	Other operating expenses during 2002 were net of approximately $4.0 million in reductions to accrual estimates to reflect the current economic environment and the actual expenses anticipated to be paid. No such accrual reductions were recorded during 2004 or 2003.

Income Taxes

Our effective income tax rate for 2004 was 39.0%, compared to 38.3% in 2003 and 36.7% in 2002. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion, life insurance cash surrender value income exclusion, and tax-exempt income on municipal securities, and in 2002 only, benefits regarding the California bad debt deduction described further below.

We have received a Notice of Proposed Adjustment, or the Notice, from the Internal Revenue Service, or the IRS, challenging the deductibility of certain expenses on our 2000 and 2001 tax returns. The Notice was issued in the course of an ongoing audit of our returns for those years. The proposed adjustments primarily concern a potential disallowance of deductions for expenses related to multiple acquisitions during those years.

If all of the adjustments in the Notice were upheld for federal and state tax purposes, we estimate that the combined federal and California tax cost would be approximately $11.5 million, including the impact of tax benefits that would be realized in future periods. Statutory interest would apply to any tax deficiencies. The Notice does not assert any penalties on the proposed adjustment, and we do not believe that we would be subject to any penalties in the event the IRS is successful in asserting its claims.

The Notice is an IRS proposal only at this stage, not a final IRS determination. It is subject to further discussion and analysis at the field level and administrative review and adjustment at the appeals levels. Since the issuance of the Notice, we and our outside advisors have had meetings with the IRS and provided additional documents to support our return position. As a result, the field agent has indicated that many of the deductions disallowed in the Notice will in fact be allowed. We are continuing our discussions with the IRS and anticipate providing additional documentation to support our return positions in an effort to favorably resolve the remaining issues raised in the Notice. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us.

Based upon analysis by us and our outside advisors, it was determined that it was not probable that a loss had occurred and therefore no tax expense was recorded related to these disallowed deductions during 2004.

During 2001, we formed CNBIT II, which elected to be taxed as a real estate investment trust, or REIT, and sold preferred stock of CNBIT II for $15.0 million in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

The IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNBIT II preferred stock. We provided the requested information to the IRS. To date, the IRS has taken no further action regarding the claimed loss deduction. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. While we do not believe it is probable that a loss has been incurred, we cannot determine, at this time, the eventual outcome, timing or impact of this matter.

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITS through December 31, 2004, we have cumulatively recognized a net tax benefit of $2.4 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

FINANCIAL CONDITION

Total assets decreased 8.8% to $6.9 billion at December 31, 2004, compared to $7.6 billion at December 31, 2003. Total assets decreased 5.9% to $7.6 billion at December 31, 2003, compared to $8.1 billion at December 31, 2002.

Securities

Securities decreased 27.5% to $1.6 billion at December 31, 2004, compared to $2.2 billion at December 31, 2003. Securities decreased 13.1% to $2.2 billion at December 31, 2003, compared to $2.6 billion at December 31, 2002. During 2004 and 2003, we commenced a process to de-leverage the balance sheet by reducing our securities portfolio and wholesale borrowings.

During 2004, we transferred a portion of our available for sale securities portfolio to the held to maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had an unrealized loss of $5.4 million at the time of transfer. We elected to make this transfer after evaluating our asset / liability position, IRR status, tangible equity level and our intention and ability to hold these securities until maturity. See Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion regarding the accounting for this transfer.

The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage-backed and mortgage related securities, or MBS, obligations of states and political subdivisions, corporate debt instruments and equity securities, including Federal Reserve Bank stock and the Federal Home Loan Bank, or FHLB, stock. Securities available for sale are recorded at fair value. Securities held to maturity are recorded at amortized cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term instruments as securities available for sale. These other instruments are included in cash and cash equivalents.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

At December 31, 2004, $1.0 billion, or 63.9%, of our total securities were invested in mortgage and mortgage related securities, as compared to $1.6 billion, or 71.2%, at December 31, 2003 and $2.0 billion or 78.1% at December 31, 2002. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal repayments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately four years.

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the balance in leases and consumer loans. Our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans, reduce the demand for loans and decrease our net interest margin.

The following table presents the composition of our loan portfolio at the dates indicated.

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$1,969,351	45.2%	$1,937,766	43.9%	$2,067,142	44.3%	$1,909,056	43.7%	$1,807,117	45.5%
Term real estate—commercial	1,597,756	36.6	1,636,356	37.1	1,610,277	34.5	1,407,300	32.2	1,096,576	27.6

Total commercial	3,567,107	81.8	3,574,122	81.0	3,677,419	78.8	3,316,356	75.9	2,903,693	73.1
Real estate construction and land	479,113	11.0	537,079	12.2	710,990	15.2	744,127	17.0	753,936	19.0
Real estate other	291,737	6.7	273,504	6.2	251,665	5.4	246,117	5.6	187,173	4.7
Consumer and other	145,065	3.3	167,593	3.8	166,331	3.6	204,483	4.7	234,721	5.9

Total loans, gross	4,483,022	102.8	4,552,298	103.2	4,806,405	103.0	4,511,083	103.2	4,079,523	102.7
Deferred fees and costs, net	(13,902)	(0.3)	(14,491)	(0.3)	(15,245)	(0.3)	(15,362)	(0.4)	(14,787)	(0.4)

Total loans, net of deferred fees and costs	4,469,120	102.5	4,537,807	102.9	4,791,160	102.7	4,495,721	102.8	4,064,736	102.3
Allowance for loan and lease losses	(107,517)	(2.5)	(124,489)	(2.9)	(127,972)	(2.7)	(122,547)	(2.8)	(89,463)	(2.3)

Total loans, net	$4,361,603	100.0%	$4,413,318	100.0%	$4,663,188	100.0%	$4,373,174	100.0%	$3,975,273	100.0%

The contraction in total loans, gross during 2004 and 2003 is a reflection of economic conditions in our market area which has resulted in what we perceive as a continued softness in regional loan demand, particularly in the connection with commercial and commercial real estate loans. The most significant area of contraction over this period was related to a decline in construction loans which we believe to be consistent with the relatively diminished level of commercial construction in our primary market areas. During 2004, we did see growth in our commercial loan portfolio, which was driven primarily by the growth of our specialty finance divisions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table presents the maturity distribution of our loan portfolio by type and the sensitivity of such loans to changes in interest rates at December 31, 2004.

	Commercial	Term real estate— commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
	(Dollars in thousands)
Loans maturing in:
After five years:
Fixed rate	$420,578	$270,041	$—	$1,756	$16,430	$708,805
Variable rate	121,191	513,116	2,240	195,097	505	832,149
One to five years:
Fixed rate	556,458	323,074	25,783	10,870	24,158	940,343
Variable rate	236,510	362,921	106,048	28,454	29,225	763,158
One year or less:
Fixed rate	175,838	50,789	50,067	1,578	17,321	295,593
Variable rate	458,776	77,815	294,975	53,982	57,426	942,974

Total	$1,969,351	$1,597,756	$479,113	$291,737	$145,065	$4,483,022

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. Restructured loans which are performing in accordance with the agreed upon modified loan term are presented in the period of restructure and the three subsequent quarters. OREO consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. Other nonperforming assets is primarily composed of equipment leased to others.

The following table presents our nonperforming assets for the past five years.

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$43,711	$61,700	$37,750	$30,970	$13,014
OREO	—	—	397	—	—
Other nonperforming assets	569	—	—	—	—

Total nonperforming assets	$44,280	$61,700	$38,147	$30,970	$13,014

Restructured loans on accrual status	$250	$240	$4,500	$—	$—

Accruing loans past due 90 days or more	$6	$—	$944	$5,073	$4,463

Nonperforming loans to total loans	0.98%	1.36%	0.80%	0.69%	0.32%

Nonperforming assets to total assets	0.64%	0.81%	0.47%	0.39%	0.22%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.00%	1.36%	0.91%	0.80%	0.43%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.64%	0.81%	0.54%	0.46%	0.30%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The amount of interest revenue on nonaccrual loans that was included in net income was $2.6 million during 2004, $2.2 million during 2003 and $1.8 million during 2002. The gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $4.4 million during 2004, $4.4 million during 2003 and $3.4 million during 2002.

Restructured loans totaling $6.1 million at December 31, 2004, and $3.4 million at December 31, 2003 were also on nonaccrual status and are included in nonaccrual loans above. There was a principal reduction concession of $504,000 allowed on restructured loans during the fourth quarter of 2003. There were no principal reduction concessions allowed on restructured loans during the year ended December 31, 2004.

Interest income from restructured loans on accruing status totaled $6,000 during 2004, and $23,000 during 2003. The foregone interest income for restructured loans on accrual status was less than $1,000 during 2004, and $4,000 during December 31, 2003.

The details of our nonaccrual loans at December 31, 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Commercial:
Other commercial	$12,401	$15,398
Matsco	9,020	7,520
Venture Banking Group	806	3,514
SBA	1,876	4,845
Shared National Credit/Corporate Finance	—	12,745

Total commercial	24,103	44,022
Real estate:
Term real estate—commercial	8,560	15,003
Real estate construction and land	10,552	1,568
Real estate other	496	536

Total real estate	19,608	17,107
Consumer and other	—	571

Total nonaccrual loans	$43,711	$61,700

The decrease in nonaccrual loans was primarily in four areas—Shared National Credit/Corporate Finance loans of $12.7 million, commercial term real estate loans of $6.4 million, other commercial loans of $3.0 million, and SBA loans of $3.0 million. These decreases were offset by an increase in nonaccrual real estate construction and land loans of $9.0 million. We believe that we have a minimal loss exposure on the SBA loans, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonperforming assets based on current real estate collateral.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either a write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $14.6 million at December 31, 2004, and this reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels, and therefore also our allowance for loan and lease losses. Impaired loans were $43.7 million at December 31, 2004, and $61.7 million at December 31, 2003. During the years ended December 31, 2004 and 2003, we recognized no interest income during the time within the year that the loans were deemed impaired. As of December 31, 2004 and December 31, 2003, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

The allowance for loan and lease losses is established through a provision for credit losses based on management’s determination of losses incurred in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The reserve for unfunded credit commitments is established through a provision for credit losses based on management’s assessment of the inherent loss content in our unfunded commitments. The allowance is increased by provisions charged against current earnings and is reduced by negative provisions as commitments are either funded (and the allowance is transferred to the allowance for loan and lease losses), or credit commitments ratings improve, or commitments expire or may be reduced by net charge-offs if we determine that a loss has occurred on an unfunded commitment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the years indicated.

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Period end gross loans outstanding	$4,483,022	$4,552,298	$4,806,405	$4,511,083	$4,079,523
Average gross loans outstanding	$4,472,894	$4,688,586	$4,619,819	$4,288,751	$3,330,147
Allowance for loan and lease losses:
Balance at beginning of period	$124,489	$127,972	$122,547	$89,463	$53,371
Allowance of entities acquired through acquisitions accounted for under purchase method of accounting	—	—	—	320	10,927
Charge-offs:
Commercial	(19,600)	(30,100)	(49,484)	(27,243)	(11,747)
Term real estate—commercial	(2,785)	(3,228)	(9,531)	—	—

Total commercial	(22,385)	(33,328)	(59,015)	(27,243)	(11,747)
Real estate construction and land	(2,005)	(2,595)	—	—	(376)
Real estate other	—	(54)	—	—	—
Consumer and other	(790)	(1,133)	(746)	(492)	(371)

Total charge-offs	(25,180)	(37,110)	(59,761)	(27,735)	(12,494)

Recoveries:
Commercial	6,769	4,588	4,605	2,383	946
Term real estate—commercial	—	36	20	—	—

Total commercial	6,769	4,624	4,625	2,383	946
Real estate construction and land	392	593	1	—	379
Real estate other	4	—	—	—	—
Consumer and other	325	253	228	142	291

Total recoveries	7,490	5,470	4,854	2,525	1,616

Net charge-offs	(17,690)	(31,640)	(54,907)	(25,210)	(10,878)
Provision for loan and leases losses charged to income(1)	718	28,157	60,332	57,974	36,043

Balance at end of period	$107,517	$124,489	$127,972	$122,547	$89,463

Net charge-offs to average loans outstanding during the period	0.40%	0.67%	1.19%	0.59%	0.33%
Allowance as a percentage of period end loans outstanding	2.40%	2.73%	2.66%	2.72%	2.19%
Allowance as a percentage of non-performing loans	245.97%	201.76%	339.00%	395.70%	687.44%

(1)	Includes $3.5 million in 2001 and $8.1 million in 2000 to conform to our allowance methodologies which are included in mergers and related costs.

The provision for credit losses includes the provision for loan and lease losses, shown in the table above and the provision for unfunded credit losses. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the provision for credit losses and summarizing the reclassification of unfunded credit commitments for the three years ended December 31, 2004, see “RESULTS OF OPERATIONS—Provision for Credit Losses,” above.

During 2004, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments. While our methodology had always consisted of two key components, an individual loan impairment component and a pool loan analysis component, the enhancement made in 2004 introduced a loss-migration approach into the pool loan analysis that utilizes historical probability-of-default and loss-given-default rates. In addition, the enhanced methodology incorporates increased analysis of loss exposure associated with pass-rated loan portfolios that has likely been incurred but not yet identified. The prior methodology relied on loss factors that provided results that were not significantly different from the results of our enhanced methodology.

Also during 2004 as part of our ongoing process to improve our estimation techniques, we further enhanced our methodology. First, we refined the time frame used for determining the probability of default to better reflect the time span from triggering event to default for different loan types. As a result, we shortened the default time frame for Matsco loans and lengthened the default time frame for all other loans, primarily commercial and commercial real estate loans. We believe that this change is appropriate because Matsco loans that exhibit weaknesses tend to default more quickly than non-Matsco loans that exhibit weaknesses. Second, we expanded our analysis of migration rates, which enabled us to calculate a more precise estimate of multi-year default rates. At the time these two changes were implemented, they resulted in a reduction in the overall probability of default used in our analysis from prior periods and resulted in an approximate $15.3 million reduction in the allowance requirement from the pool loan analysis. In the quarter this change occurred, the overall decrease in the allowance for loan losses was attributable to a combination of the enhanced calculation of the probability of default and credit risk rating movements during that quarter.

The individual loan impairment component is equal to the balance of specific reserves, that are established for impaired loans as defined by SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses totaled $14.6 million at December 31, 2004, and $21.2 million at December 31, 2003. The decrease in this allowance component from December 31, 2003 to December 31, 2004 resulted from a decrease in the volume of impaired loans. In addition, the specific reserve for impaired unfunded credit commitments was $1.9 million at December 31, 2004.

The pool loan analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on loan/collateral type, against the aggregate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

principal amount of loans that are likely to default to determine an estimate of loss. This first step of the pool loan analysis resulted in an allowance for loan and lease loss requirement of $55.8 million and a reserve for unfunded credit commitments requirement of $2.1 million at December 31, 2004.

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

While loss-causing events have likely been identified for loans that have been assigned risk ratings associated with criticized loans, they probably have not been identified for all pass-rated loans. Therefore, we believe that a portion of the pass-rated loans has heightened risk that would be similar to criticized loans. Due to the economic downturn we have experienced in our primary lending markets, we believe that a portion of pass-rated loans has heightened risk. This portion of our pool loan analysis resulted in a range of additional required allowance for loan and lease losses of between $22.3 million and $37.1 million at December 31, 2004 and additional required reserve for unfunded credit commitments of between $1.5 million and $2.5 million at December 31, 2004.

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was between $92.7 million and $107.5 million at December 31, 2004 and the total indicated range of reserve for unfunded credit commitments was between $5.5 million and $6.5 million at December 31, 2004. Management believes that the most likely amount of loss is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economic trends continue to be of concern and the timing of recovery is uncertain. In addition, we believe that increased interest rates will place added pressure on debt service ratios;

•	We have a significant number of large loans. Unidentified loss-causing events have likely occurred for some large credits and could result in downgrades that would materially alter allowance needs; and

•	The enhanced allowance for loan and lease losses methodology, which was implemented in the first quarter of 2004 and further enhanced during the third quarter of 2004, is new. While management believes that this enhanced migration-based approach provides a superior assessment of allowance needs, our experience with the new approach is limited.

In summary, our allowance for loan and lease losses at December 31, 2004 was $107.5 million, and consisted of an individual loan impairment component of $14.6 million and a pool loan analysis component of $92.9 million. This compares to a total allowance of $124.5 million at December 31, 2003, with an individual loan impairment component of $21.2 million and pool loan analysis component of $103.3 million.

Our reserve for unfunded credit commitments at December 31, 2004 was $6.5 million, and consisted of an individual loan impairment component of $1.9 million and a pool loan analysis component of $4.6 million. This compares to a total reserve of $1.7 million at December 31, 2003.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio.

While our current methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the reserve for unfunded credit commitments is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

and the reserve for unfunded credit commitments is adequate as of December 31, 2004 to cover probable losses embedded in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses and the reserve for unfunded credit commitments as necessary.

Property, Premises and Equipment

Property, premises and equipment increased by $16.5 million to $100.3 million at December 31, 2004, as compared to $83.8 million at December 31, 2003. The primary reason for this increase is the $22.1 million increase in equipment leased to others, which was partially offset by increases in accumulated depreciation on other property, premises and equipment. The equipment leased to others represents equipment owned by Greater Bay Capital and leased to third parties under operating lease contracts. Equipment leased to others, net of depreciation, was $55.4 million at December 31, 2004, compared to $33.3 million at December 31, 2003. This increase is the result of the growth in the size of the operating lease portfolio.

Deposits

Total deposits were $5.1 billion at December 31, 2004, compared to $5.3 billion at December 31, 2003. Total core deposits (which exclude institutional time deposits) were $4.8 billion at December 31, 2004 compared to $4.6 billion at December 31, 2003. This represents a growth rate of 5.33%

We reduced our use of institutional time deposits as a part of our overall balance sheet management strategy. Institutional time deposits are comprised of brokered deposits and California state treasury deposits. Brokered deposits were $83,000 at December 31, 2004, compared to $483.8 million at December 31, 2003. California state treasury deposits were $295.9 million at December 31, 2004, compared to $265.1 million at December 31, 2003.

For information regarding the maturity distribution of our time deposits see Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

Borrowings

Borrowings were $789.0 million at December 31, 2004 and $1.3 billion at December 31, 2003. At December 31, 2004, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES and other notes payable. During 2004, we repaid a term loan with a balance of $28.5 million at December 31, 2003, the securities sold under agreements to repurchase, which had a balance of $20.0 million at December 31, 2003 and reduced FHLB advances by $608.3 million.

In addition, the holding company had a short-term, unsecured credit facility under which we had $95.0 million available as of December 31, 2004 and $60.0 million available as of December 31, 2003. We had no advances outstanding under this facility at December 31, 2004 or 2003. Effective March 14, 2005, we replaced this facility with a new three year $60.0 million credit facility with similar terms as the former facility. By requesting a reduction in the amount available under the credit facility, we are able to reduce the associated borrowing costs.

See Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet the day-to-day cash flow obligations as they become due. We manage our liquidity position to allow the Bank to meet the funding needs of its clients while avoiding carrying excess liquidity balance due to their low-yield nature. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally FHLB advances and brokered certificate of deposit markets.

Net cash provided by operating activities totaled $92.0 million in 2004, $164.0 million in 2003 and $119.1 million in 2002. Cash provided by investing activities totaled $581.7 million, $440.7 million and $50.0 million in 2004, 2003 and 2002, respectively.

Net cash used by financing activities was $778.0 million in 2004, $643.4 million in 2003 and $70.0 million in 2002. For 2004, deposit gathering activities used cash of $209.8 million. For 2003 and 2002, deposit gathering activities generated cash of $40.4 million and $282.2 million, respectively. Short-term and long-term borrowings decreased $493.4 million in 2004, $667.0 million for 2003 and $364.7 million for 2002.

As of December 31, 2004, we did not have any material capital expenditure commitments.

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank, ABD and its other subsidiaries and, therefore, it must provide for its own liquidity. In addition to its own operating expenses, the holding company is responsible for the payment of the fees, interest and principal on its line of credit, senior notes, subordinated debt, CODES, and dividends on its capital stock. The holding company has a potential obligation to redeem the CODES due 2024 during 2006, at which time the holding company may be required to redeem some or all of those CODES for cash at their accreted value, which will be $242.4 million. On April 23, 2004, certain holders of the CODES due 2022 exercised their put right and, as a result, we repurchased CODES with an accreted value of $74.1 million. Substantially all of the holding company’s revenues are obtained from management fees, interest received on its securities and dividends declared and paid by our subsidiaries.

During 2004, we announced that the holding company intends to raise up to $150 million through a private offering of senior notes during early 2005. The offering being contemplated would be made only to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $94.2 million at December 31, 2004. We do not believe that these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations. See Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning the holding company’s obligations under its line of credit, senior notes, subordinated debt and the CODES.

Capital Resources

Shareholders’ equity was $763.1 million at December 31, 2004, $750.5 million at December 31, 2003 and $681.1 million at December 31, 2002. The holding company paid dividends per common share of $0.57 in 2004, $0.54 in 2003 and $0.49 in 2002. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share during each quarter of 2004 and 2003, or an annual rate of $3.625 per preferred share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

During 2004, we announced a share repurchase program that authorized the purchase of up to $70 million of our common stock. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. There were no such repurchases during 2003 or 2002. The purchase price of the stock was allocated between common stock and retained earnings.

Under applicable regulatory guidelines, the Trust Preferred Securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of December 31, 2004 and 2003, those subsidiary trusts have $204.0 million in Trust Preferred Securities outstanding, all of which qualifies as Tier I capital. (See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding these securities including potential changes to their capital treatment.)

During 2004, 2003 and 2002, we issued 212,563 shares, 151,606 shares and 1,673,898 shares, respectively, of 7.25% noncumulative convertible preferred stock. During 2004, 2,636 shares of preferred stock were converted into common stock. No such conversions occurred during 2003 or 2002. The shares were issued in connection with the ABD acquisition in March 2002 and subsequent earn-out payments.

During 2002, we formed and funded MPB Investment Trust, or MPBIT, and SJNB Investment Trust, or SJNBIT, both of which were Maryland real estate investment trusts and wholly owned subsidiaries of Mid-Peninsula Bank and San Jose National Bank, respectively. On February 1, 2004, MPBIT and SJNBIT were merged into CNBIT I. These entities were formed in order to provide flexibility in raising capital. (See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding this transaction.)

A banking organization’s total qualifying capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, Trust Preferred Securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses and the reserve for unfunded credit commitments (subject to certain limitations), other perpetual preferred stock, Trust Preferred Securities (subject to certain limitations), certain other capital instruments and term subordinated debt (subject to certain limitations). Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan and lease losses and the reserve for unfunded credit commitments in supplementary capital.

The Federal Reserve and the OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at December 31, 2004 and the two highest levels recognized under these regulations were as follows:

	Non-regulatory capital ratios	Regulatory capital ratios
	Tangible equity	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp	7.66%	10.67%	13.01%	14.27%
The Bank	9.48%	10.75%	13.27%	14.53%
Well-capitalized	N/A	5.00%	6.00%	10.00%
Adequately capitalized	N/A	4.00%	4.00%	8.00%

Our tangible equity to asset ratio increased from 7.12% at December 31, 2003 to 7.66% at December 31, 2004. In evaluating our tangible equity ratio, we believe it is important to consider the composition of the goodwill and other intangibles that are deducted from total equity and total assets to arrive at tangible equity and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

tangible assets. At December 31, 2004, total goodwill and other intangibles was $251.7 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations of recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and the value of other intangibles. In our opinion, the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

	2004	2003
	(Dollars in thousands)
Common shareholders’ equity	$659,250	$658,765
Convertible preferred stock	103,816	91,752

Total shareholders’ equity	763,066	750,517
Less: goodwill and other intangibles	(251,660)	(225,229)

Tangible equity	$511,406	$525,288

Total assets	$6,932,057	$7,599,962
Less: goodwill and other intangibles	(251,660)	(225,229)

Tangible assets	$6,680,397	$7,374,733

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2004.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Off-balance sheet arrangements:
Commitment to fund loans	$1,258,357	$—	$—	$—	$1,258,357
Commitments under letters of credit	125,742	—	—	—	125,742
Operating lease obligations	18,734	34,236	23,249	35,801	112,020
Purchase obligations	7,171	—	—	—	7,171

Total off-balance sheet arrangements	$1,410,004	$34,236	$23,249	$35,801	$1,503,290

Aggregate contractual obligations:
Deposits	$5,033,473	$59,210	$10,080	$76	$5,102,839
Borrowings	184,494	1,991	391,473	211,017	788,975
Capital lease obligations	—	—	—	—	—
Other liabilities	204,877	—	—	59,679	264,556

Total aggregate contractual obligations	$5,422,844	$61,201	$401,553	$270,772	$6,156,370

The obligations are categorized by their contractual due dates. Approximately $301.4 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings and trust preferred securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At December 31, 2004, we had potential future venture capital funding requirements of $7.2 million.

RESULTS BY BUSINESS SEGMENTS

We are organized along four business segments, namely: community banking, specialty finance, trust services and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated six operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD.

Segment data includes intersegment revenue and expense, including the systematic allocation of corporate-headquarters costs, or intercompany allocation, made according to an agreement between our holding company and the Bank to each of its operating segments. ABD receives certain corporate-headquarters services from our holding company for which the holding company is not reimbursed. Specialty finance also paid community banking $38.7 million in interest charges during 2004, $35.4 million during 2003 and $32.5 million during 2002. Community banking paid trust services $1.2 million in interest charges during 2004, $1.5 million during 2003 and $1.7 million during 2002. All other intersegment revenue is not significant to the results of the segments. Both the intercompany allocation and the interest charges are eliminated in consolidation. We evaluate the performance of our segments and allocate resources to them based on net interest income, other income, net income before income taxes, total assets and deposits.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

The key measures we use to evaluate community banking’s performance appear on the following table as of and for the years ended December 31, 2004, 2003 and 2002. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$253,731	$256,416	$284,634
Non-interest income	28,826	35,733	44,876
Operating expenses:
Direct operating expenses	76,766	78,853	85,634
Intercompany allocation	91,386	103,245	78,121

Total operating expenses	168,152	182,098	163,755

Income before provision for income taxes (1)	$114,405	$110,051	$165,755

Balance sheet:
Assets	$5,679,212	$6,633,240	$7,396,424
Deposits	$5,357,373	$5,438,528	$5,203,001
Other Significant Segment Measures:
Average loans	$3,295,782	$3,698,156	$3,603,054
Yield earned on loans	6.10%	6.31%	6.80%
Provision for credit losses	$(1,835)	$15,284	$37,937
Average securities	$1,882,351	$2,268,243	$2,859,568
Yield earned on securities	4.20%	3.87%	5.74%
Average interest-bearing deposits (2)	$4,400,801	$4,559,791	$4,372,186
Rate paid on deposits	1.26%	1.29%	1.91%
Compensation and benefits	$34,792	$35,199	$39,956
Interest charges received from other segments and included in net interest income, net	$37,504	$33,946	$30,829

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Includes deposit accounts of the holding company and other business segments which are eliminated in consolidation.

Community banking’s income before provision for income taxes was $114.4 million for the year ended December 31, 2004, as compared to $110.1 million for 2003 and $165.8 million for 2002.

Community banking’s primary source of revenues is interest income earned on loans. Yield earned on loans for the year ended December 31, 2004 declined 21 basis points to 6.10% as compared to 6.31% for the same period in 2003. Average loans for the year ended December 31, 2004 decreased to $3.3 billion, as compared to $3.7 billion for the same period in 2003. As a result of these changes, interest income on loans was $201.0 million for the year ended December 31, 2004, as compared to $233.4 million for the same period in 2003. Yield earned on loans for the year ended December 31, 2003 declined 49 basis points to 6.31% as compared to 6.80% for the same period in 2002. Average loans for the year ended December 31, 2003 increased to $3.7 billion, as compared to $3.6 billion for the same period in 2002. As a result of these changes, interest income on loans was $233.4 million for the year ended December 31, 2003, as compared to $245.2 million for the same period in 2002.

Community banking’s second highest source of revenues is interest income earned on securities. Average securities for the year ended December 31, 2004 decreased to $1.9 billion, as compared to $2.3 billion for the same period in 2003. Primarily as a result of this decline, interest income on securities declined to $79.1 million for the year ended December 31, 2004, as compared to $87.9 million for the same period in 2003. Average securities for the year ended December 31, 2003 decreased to $2.3 billion, as compared to $2.9 billion for the same period in 2002. As a result of this decline and a decline in the yield earned on securities, interest income on securities was $87.9 million for the year ended December 31, 2003, as compared to $164.3 million for the same period in 2002.

Community banking is our primary deposit gathering business segment. Total deposits at December 31, 2004 and December 31, 2003 were $5.4 billion. Community banking’s core deposits, which excludes institutional time deposits, was $5.1 billion at December 31, 2004, an 8% increase from the December 31, 2003 balance of $4.7 billion. Total deposits at December 31, 2003 increased $235.5 million to $5.4 billion as compared to $5.2 billion at December 31, 2002. Community banking’s core deposits, which excludes institutional time deposits, was $4.7 billion at December 31, 2003, an 8% increase from the December 31, 2002 balance of $4.4 billion.

Community banking’s provision for credit losses was $(1.8) million during 2004, $15.3 million during 2003 and $37.9 million during 2002. The reduced provision level is consistent with our methodology for establishing the adequacy of our credit loss reserve and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION —Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Community banking’s primary direct operating expense is compensation and benefits. Compensation and benefits were $34.8 million during 2004, $35.2 million during 2003 and $40.0 million during 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

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

Specialty finance also offers asset-based lending and accounts receivable factoring products through our Pacific Business Funding and CAPCO divisions that provide alternative funding and support programs as a component of our small business banking services.

Our specialty finance products include loans to small businesses on which the SBA generally provides guarantees. We participate as a National Preferred Lender in many SBA programs through the Greater Bay Bank SBA Lending Group.

The key measures we use to evaluate specialty finance’s performance appear on the following table as of and for the years ended December 31, 2004, 2003 and 2002. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$42,128	$32,950	$16,061
Non-interest income	20,088	17,208	10,995
Operating expenses:
Direct operating expenses	30,852	28,260	19,626
Intercompany allocation	2,695	2,215	680

Total operating expenses	33,547	30,475	20,306

Income before provision for income taxes (1)	$28,669	$19,683	$6,750

Balance sheet:
Assets	$1,275,802	$1,039,048	$860,982
Deposits	$606	$26,742	$19,781
Other Significant Segment Measures:
Average loans	$1,127,516	$924,375	$964,128
Yield earned on loans	7.83%	8.74%	9.27%
Provision for credit losses	$7,485	$12,911	$21,839
Rental revenue on operating leases	$11,549	$5,582	$747
Compensation and benefits	$12,045	$14,093	$11,280
Interest paid to other segments and included in net interest income	$(38,663)	$(35,445)	$(32,513)

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

Specialty finance’s income before provision for income taxes was $28.7 million during 2004, $19.7 million during 2003 and $6.8 million during 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Specialty finance’s primary source of revenues is interest income earned on loans. Yield earned on loans for the year ended December 31, 2004 declined 91 basis points to 7.83% as compared to 8.74% in 2003. Yield earned on loans for the year ended December 31, 2003 declined 53 basis points to 8.74% as compared to 9.27% in 2002.

The decrease in yield on loans in 2004 was offset by an increase in loans. Average loans for the year ended December 31, 2004 increased to $1.1 billion, as compared to $924.4 million for the same period in 2003. Interest income on loans was $88.3 million for the year ended December 31, 2004, as compared to $80.8 million for the same period in 2003.

Specialty finance’s primary expense is interest paid to the Community Banking business segment. Specialty finance’s intersegment interest expense was $38.7 million during 2004, $35.4 million during 2003 and $32.5 million during 2002.

Specialty finance’s provision for credit losses was $7.5 million during 2004, $12.9 million during 2003 and $21.8 million during 2002. The reduced provision level is consistent with our methodology for establishing the adequacy of our loan and lease loss reserve and the level of net charge-offs for the periods indicated. For further information on the allowance for loan and lease losses and nonperforming assets and a description of our systematic methodology employed in determining an adequate allowance for loan and lease losses, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION—Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Non-interest income is primarily comprised of rental revenue on operating leases and gains on the sales of loans and leases. Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. Rental revenue on operating leases was $11.5 million during 2004 as compared to $5.6 million during 2003. The $6.0 million increase is the result of the growth in the size of the portfolio from this line of business. Rental revenue on operating leases was $5.6 million during 2003 as compared to $747,000 during 2002. The $4.8 million increase is the result of the growth in the size of the portfolio from this line of business. Gains on the sales of loans and leases were $2.5 million during 2004, $4.5 million during 2003 and $4.5 million during 2002. The level of the gain on sale of loans and leases is generally dependent on loan sale volumes. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. See “RESULTS OF OPERATIONS—Non-interest Income” for additional information regarding the computation of the gain on sale of loans.

Specialty finance’s primary direct operating expense is compensation and benefits. Compensation and benefits were $12.0 million during 2004, $14.1 million during 2003 and $11.3 million during 2002.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The key measures we use to evaluate insurance brokerage services’ performance appear on the following table as of and for the years ended December 31, 2004, 2003 and 2002. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Key Measures:
Statement of operations:
Net interest income	$818	$826	$888
Non-interest income	131,227	117,921	88,515
Operating expenses:
Direct operating expenses	112,564	99,050	73,649

Income before provision for income taxes	$19,481	$19,697	$15,754

Balance sheet:
Assets (1)	$325,617	$295,398	$246,261
Other Significant Segment Measures:
Insurance commissions and fees	$131,220	$118,256	$88,515
Compensation and benefits	$80,363	$71,710	$53,253

(1)	Assets include goodwill of $181,306,000, $148,370,000 and $117,560,000 as of December 31, 2004, 2003, and 2002, respectively.

Insurance brokerage services’ income before provision for income taxes was $19.5 million during 2004, $19.7 million during 2003 and $15.8 million during 2002.

Insurance brokerage services’ primary source of revenues is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. Insurance brokerage fees were $131.2 million during 2004, $118.3 million during 2003 and $88.5 million during 2002. The increase in insurance commissions and fees was the result of the S&C acquisition in July 2003 and ABD’s internal growth.

Insurance brokerage services’ primary expenses are compensation and benefits and amortization of intangibles. Compensation and benefits were $80.4 million during 2004, $71.7 million during 2003 and $53.3 million during 2002. The increase in compensation and benefits was primarily the result a combination of the S&C acquisition and ABD’s internal growth.

During the years ended December 31, 2004 and 2003, ABD received insurance commissions and fees from the holding company and the other business segments of $719,000 and $749,000, respectively. There were no such intercompany insurance commissions and fees during 2002.

Trust Services

Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the trust needs of the Bank’s business and private banking clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The key measures we use to evaluate trust services’ performance appear on the following table as of and for the years ended December 31, 2004, 2003 and 2002. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Key Measures:
Statement of operations:
Net interest income	$453	$968	$872
Non-interest income	3,949	3,448	3,841
Operating expenses:
Direct operating expenses	3,026	2,969	3,020
Intercompany allocation	229	340	563

Total operating expenses	3,255	3,309	3,583

Income before provision for income taxes (1)	$1,147	$1,107	$1,130

Balance sheet:
Deposits	$52,141	$65,871	$63,554
Assets under administration (2)	$634,343	$629,333	$607,244
Other Significant Segment Measures:
Trust fees	$3,838	$3,314	$3,566
Compensation and benefits	$2,191	$2,219	$2,282
Interest charges received from other segments and included in net interest income	$1,159	$1,499	$1,684

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

Trust services’ income before provision for income taxes was $1.1 million for the years ended December 31, 2004, 2003 and 2002.

Trust services’ primary source of revenues is trust fees earned on the administration of client assets. Assets under administration at December 31, 2004 were $634.3 million, $629.3 million at December 31, 2003 and $607.2 million at December 31, 2002. The increase in these assets was primarily a result of retained income earned on existing assets. The increase in assets under administration resulted in an increase in trust fees earned, which increased from $3.3 million for the year ended December 31, 2003 to $3.8 million for the year ended December 31, 2004.

Trust services’ primary expense is compensation and benefits. Compensation and benefits were $2.2 million during 2004, $2.2 million during 2003 and $2.3 million during 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

RECENT ACCOUNTING DEVELOPMENTS

The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments

In November 2003, the EITF reached consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance on the recognition and measurement of other-than-temporary impairment for certain securities, including:

•	All debt securities and equity securities that are subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115; and

•	Equity securities that are not subject to the scope of SFAS No. 115 and that are accounted for under the cost method of accounting, or cost method investments.

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

On September 30, 2004, the FASB issued a final FASB Staff Position, or FSP, EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance contained within Issue 03-1. Disclosures required by Issue 03-1 have not been deferred. The FASB noted that this delay does not suspend existing accounting requirements for assessing whether impairments of held to maturity and available for sale securities are other-than-temporary, including current guidance for cost method investments.

Accounting for Participating Securities and the Two-Class Method Under SFAS No. 128

In March 2004, the EITF reached final consensuses on Issue 03-6, “Accounting for Participating Securities and the Two-Class Method under SFAS No. 128”. Issue 03-6 addresses a number of questions regarding the computation of earnings per common share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Issue also provides further guidance in applying the two-class method of calculating earnings per common share. It clarifies what constitutes a participating security and how to apply the two-class method of computing earnings per common share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.

The consensus reached by the EITF on Issue 03-6 is effective for fiscal periods beginning March 31, 2004. We have considered Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

Accounting for Contingently Convertible Securities in the Calculation of Diluted Earnings Per Common Share under EITF Issue 04-8

In September 2004, the EITF reached final consensus on Issue No. 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share.

The consensus reached by the EITF on Issue No. 04-8 is effective for fiscal periods ending after December 15, 2004. As a result of the adoption of the EITF consensus on Issue No. 04-8, we are required to include the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method. We have also retroactively restated of previously presented periods. As a result of this restatement, the number of average common and common equivalent shares increased by 15,000 shares for the year ended December 31, 2003 and 11,000 shares for the year ended December 31, 2002. These restatements did not result in a change in the previously reported diluted earnings per common share for those periods. While the EITF consensus on Issue No. 04-8 revised the manner in which our results are presented, it has not impact the economic substance of our financial performance.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, and supercedes Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123 and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, IRR and credit risk. Our overall goal is to manage IRR sensitivity so adverse interest rate movements do not have the potential to reduce net interest income or the economic value of portfolio equity beyond our tolerance. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan and lease losses. See “—Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments” herein.

IRR is measured as the potential volatility in our economic value of portfolio equity and next 12 months net interest income caused by changes in the term structure of interest rates. This risk is overseen by our Management Asset & Liability Committee, or ALCO, which includes senior management representatives. The Management ALCO monitors IRR by analyzing the potential change in the economic value of portfolio equity and net interest income due to potential changes in the term structure of interest rates. The Management ALCO approves actions to maintain economic value of portfolio equity and net interest income sensitivities within Board-approved limits.

Our exposure to IRR is reviewed on at least a quarterly basis by the Board of Directors ALCO and monthly by the Management ALCO.

Economic Value of Portfolio Equity

Interest rate sensitivity is computed by estimating the changes in net economic value of portfolio equity, over a range of potential changes in interest rates. The estimated economic value of portfolio equity is the economic value of our assets less the economic value of our liabilities plus the economic value of any off-balance sheet items. The economic value of each asset, liability, and off-balance sheet item is its discounted present value of expected cash flows. The discount rates are based on recently observed spread relationships, adjusted for assumed interest rate changes. Some valuations are obtained directly from independent broker quotes. We measure the impact on economic value of portfolio equity for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates. The following table shows our projected change in net economic value of portfolio equity for this set of rate shocks as of December 31, 2004 and 2003.

Change in interest rates	2004			2003
	Net economic value of portfolio equity	Projected change		Net economic value of portfolio equity	Projected change
		Dollars	Percentage		Dollars	Percentage
	(Dollars in thousands)
100 basis point rise	$1,411,453	$(9,187)	-0.65%	$1,428,711	$24,315	1.73%
Base scenario	1,420,640	—	—	1,404,396	—	—
100 basis point decline	1,385,525	(35,116)	-2.47%	1,339,350	(65,046)	-4.63%

The decrease in the percentage change in the net economic value of portfolio equity as a result of a 100 basis point rise in interest rates from 2003 to 2004 was primarily a result of changes in assumptions regarding the speed of deposit repricing.

Net Interest Income

The impact of interest rate changes on net interest income and net income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated assuming current interest rate levels are sustained and for immediate and sustained rate shocks.

The income simulation model includes various assumptions regarding the repricing relationships for each product and new business volumes and rate behavior. Many of our assets are floating rate loans, which are

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

assumed to reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate non-term deposit products are assumed to reprice more slowly, usually changing less than the assumed change in market rates. As of December 31, 2004, the analysis indicates that our net interest income for the next 12 months would increase 0.76% if rates increased 100 basis points, and decrease by –1.57% if rates decreased 100 basis points.

This analysis indicates the effect of changes in the next 12 months’ net interest income for an instantaneous set of rate changes. It assumes modest balance sheet growth and relative stability in the loan and deposit portfolio composition, however it does not account for all potential rate induced behavioral effects.

FINANCIAL STATEMENTS

GREATER BAY BANCORP AND SUBSIDIARIES

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Greater Bay Bancorp, or the Company, is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page A-42, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004.

/s/ BRYON A. SCORDELIS
Byron A. Scordelis President and Chief Executive Officer

/s/ JAMES S. WESTFALL
James S. Westfall Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Greater Bay Bancorp:

We have completed an integrated audit of Greater Bay Bancorp’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 26, the Company adopted Emerging Task Force Issue No. 04-8, “The Effect of Contingent Convertible Debt on Diluted Earnings per Share,” on December 31, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
March 14, 2005

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(Dollars in thousands)
A S S E T S
Cash and cash equivalents	$171,657	$275,891
Securities:
Securities available for sale, at fair value	1,116,882	2,153,930
Securities held to maturity, at amortized cost (fair value: $465,330 and $0)	456,371	—
Other securities	42,020	73,222

Total securities	1,615,273	2,227,152
Loans, net of deferred fees and costs	4,469,120	4,537,807
Allowance for loan and lease losses	(107,517)	(124,489)

Total loans, net	4,361,603	4,413,318
Property, premises and equipment, net	100,270	83,816
Goodwill	212,432	177,991
Other intangible assets	39,228	47,238
Interest receivable and other assets	431,594	374,556

Total assets	$6,932,057	$7,599,962

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Deposits	$5,102,839	$5,312,667
Borrowings	788,975	1,282,191
Other liabilities	264,556	242,425

Total liabilities	6,156,370	6,837,283

Preferred stock of real estate investment trust subsidiaries	12,621	12,162

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock	103,816	91,752
Common stock, no par value: 160,000,000 shares authorized; 51,179,450 and 52,529,850 shares issued and outstanding as of December 31, 2004 and 2003, respectively	263,190	252,650
Unearned compensation	(1,907)	(344)
Accumulated other comprehensive income/(loss)	(18,474)	209
Retained earnings	416,441	406,250

Total shareholders’ equity	763,066	750,517

Total liabilities and shareholders’ equity	$6,932,057	$7,599,962

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Interest Income
Loans	$289,736	$315,106	$334,666
Securities:
Taxable	78,744	82,982	156,740
Tax—exempt	4,435	4,813	6,032

Total interest on securities	83,179	87,795	162,772
Other interest income	3,584	4,818	7,974

Total interest income	376,499	407,719	505,412

Interest Expense
Deposits	53,465	57,684	82,747
Long-term borrowings	27,145	33,171	42,755
Short-term borrowings	10,266	18,983	35,053

Total interest expense	90,876	109,838	160,555

Net interest income	285,623	297,881	344,857
Provision for credit losses	5,521	28,195	59,776

Net interest income after provision for credit losses	280,102	269,686	285,081

Non-interest Income
Insurance commissions and fees	130,500	117,508	88,515
Rental revenues on operating leases	11,549	5,582	747
Service charges and other fees	10,457	11,372	11,147
Gain on sale of securities, net	8,370	8,759	14,262
Loan and international banking fees	7,045	9,392	9,452
Trust fees	3,838	3,314	3,566
Gain on sale of loans	2,481	4,458	4,535
ATM network revenue	1,309	1,773	2,414
Gain on early retirement of CODES	—	—	8,375
Other income	11,036	9,384	13,109

Total non-interest income	186,585	171,542	156,122

Operating Expenses
Compensation and benefits	182,162	175,423	148,724
Occupancy and equipment	44,010	40,898	39,365
Amortization of intangibles	8,286	7,180	5,520
Dividends paid on preferred stock of real estate investment trusts	1,824	1,824	1,814
Other expenses	78,033	66,883	49,453

Total operating expenses	314,315	292,208	244,876

Income before provision for income taxes	152,372	149,020	196,327
Provision for income taxes	59,453	57,017	72,053

Net income	$92,919	$92,003	$124,274

Net income per common share—basic	$1.68	$1.65	$2.35

Net income per common share—diluted	$1.50	$1.62	$2.30

Cash dividends per share of common stock	$0.57	$0.54	$0.49

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income	$92,919	$92,003	$124,274

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains (losses) arising during period (net of taxes of $(5,778), $(10,721) and $15,471 for the three years ended December 31, 2004, 2003 and 2002, respectively)	(8,264)	(15,333)	22,125
Less: reclassification adjustment for net gains included in net income, net of income taxes	(4,850)	(3,454)	(7,096)

Net change	(13,114)	(18,787)	15,029
Cash flow hedge:
Net gains/(losses) arising during the period (net of taxes of $395, $304 and $(92) for the years ended December 31, 2004, 2003 and 2002, respectively)	544	435	(132)
Less: reclassification adjustment for income included in net income, net of income taxes	(544)	(63)	(240)

Net change	—	372	(372)
Additional minimum pension liability adjustments, net of taxes	(5,569)	—	—

Other comprehensive income/(loss)	(18,683)	(18,415)	14,657

Comprehensive income	$74,236	$73,588	$138,931

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2004, 2003 and 2002

	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock amount	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2001	49,831,681	$207,287	$(993)	$3,967	$253,423	$—	$463,684
Net income	—	—	—	—	124,274	—	124,274
Other comprehensive income, net of taxes:
Unrealized net gains/loss on securities	—	—	—	15,029	—	—	15,029
Change in fair value of derivative financial instruments, net of reclassifications	—	—	—	(372)	—	—	(372)
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	80,900	80,900
Stock options exercised, including related tax benefits	1,569,404	23,441	—	—	—	—	23,441
Restricted stock grants	16,500	457	(457)	—	—	—	—
Stock issued in Employee Stock Purchase Plan	129,862	2,701	—	—	—	—	2,701
Stock issued in Dividend Reinvestment Plan	30,348	741	—	—	—	—	741
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(4,206)	—	(4,206)
Cash dividend $0.49 per share of common stock	—	—	—	—	(25,133)	—	(25,133)

Balance, December 31, 2002	51,577,795	234,627	(1,450)	18,624	348,358	80,900	681,059

Net income	—	—	—	—	92,003	—	92,003
Other comprehensive income/(loss), net of taxes:
Unrealized net gains/loss on securities	—	—	—	(18,787)	—	—	(18,787)
Change in fair value of derivative financial instruments, net of reclassifications	—	—	—	372	—	—	372
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	10,852	10,852
Stock options exercised, including related tax benefits	649,209	13,586	—	—	—	—	13,586
Restricted stock grants	38,667	669	1,106	—	—	—	1,775
Stock issued in Employee Stock Purchase Plan	223,293	2,957	—	—	—	—	2,957
Stock issued in Dividend Reinvestment Plan	40,886	811	—	—	—	—	811
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(5,912)	—	(5,912)
Cash dividend $0.54 per share of common stock	—	—	—	—	(28,199)	—	(28,199)

Balance, December 31, 2003	52,529,850	252,650	(344)	209	406,250	91,752	750,517

Net income	—	—	—	—	92,919	—	92,919
Other comprehensive income, net of taxes:
Unrealized net gains/loss on securities	—	—	—	(13,114)	—	—	(13,114)
Minimum pension liability adjustment	—	—	—	(5,569)	—	—	(5,569)
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	12,197	12,197
Conversion of convertible preferred stock	4,402	133	—	—	—	(133)	—
Stock options exercised, including related tax benefits	563,117	15,791	—	—	—	—	15,791
Restricted stock grants	74,528	2,134	(1,563)	—	—	—	571
Stock issued in Employee Stock Purchase Plan	150,209	3,467	—	—	—	—	3,467
Stock issued in Dividend Reinvestment Plan	29,016	829	—	—	—	—	829
Stock repurchased	(2,171,672)	(11,814)	—	—	(47,394)	—	(59,208)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(6,617)	—	(6,617)
Cash dividend $0.57 per share of common stock	—	—	—	—	(28,717)	—	(28,717)

Balance, December 31, 2004	51,179,450	$263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows—operating activities
Net income	$92,919	$92,003	$124,274
Reconcilement of net income to net cash from operations:
Provision for credit losses	5,521	28,195	59,776
Depreciation and amortization	24,670	31,150	23,020
Amortization of intangible assets	8,286	7,180	5,520
Accretion of discount on borrowings	4,216	1,649	1,842
Deferred income taxes	10,201	1,418	(2,004)
Loss on sale of other real estate owned	328	418	—
Gain on sale of loans	(2,481)	(4,458)	(4,535)
Gain on sale of securities, net	(8,370)	(8,759)	(14,262)
Other losses on securities and other investments, net	1,091	878	—
Gain on early retirement of CODES	—	—	(8,375)
Gain on sale of disposal of fixed assets	(476)	—	—
Changes in assets and liabilities net of effects from purchase of business acquisitions:
Accrued interest receivable and other assets	(40,310)	(43,934)	(52,910)
Accrued interest payable and other liabilities	(3,040)	62,862	(7,140)
Deferred loan fees and discounts, net	(514)	(4,553)	(6,070)

Operating cash flows, net	91,991	164,049	119,136

Cash flows—investing activities
Maturities and partial paydowns on securities:
Available for sale	616,768	2,039,409	1,959,773
Held to maturity	88,234	—	—
Purchase of securities:
Available for sale	(842,124)	(2,303,395)	(2,918,596)
Held to maturity	(116,401)	—	—
Other securities	(11,570)	—	—
Proceeds from sale of securities:
Available for sale	823,338	546,090	1,183,461
Other securities	40,926	12,591	245,551
Loans, net	6,443	163,965	(374,776)
Proceeds from sale of portfolio loans	43,834	64,657	33,787
Payment for business acquisitions	(22,121)	(23,621)	(40,793)
Proceeds from sale of other real estate owned	3,227	2,479	1,105
Proceeds from disposal of property, premises and equipment	2,334	—	—
Purchase of property, premises and equipment	(40,415)	(35,414)	(17,578)
Purchase of bank-owned life insurance	(10,730)	(26,058)	(21,962)

Investing cash flows, net	581,743	440,703	49,972

Cash flows—financing activities
Net change in deposits	(209,828)	40,394	282,202
Net change in borrowings—short-term	(627,000)	(728,856)	(249,784)
Proceeds from borrowings—long-term	240,495	147,924	292,489
Principal repayment—long-term borrowings	(106,905)	(86,080)	(407,449)
Proceeds from issuance of preferred stock of real estate investment trust	—	—	15,000
Net change from termination of derivative instruments	(275)	—	—
Proceeds from sale of common stock	20,087	17,354	26,883
Repurchase of common stock	(59,208)	—	—
Cash dividends on convertible preferred stock	(6,611)	(5,912)	(4,206)
Cash dividends on common stock	(28,723)	(28,199)	(25,133)

Financing cash flows, net	(777,968)	(643,375)	(69,998)

Net change in cash and cash equivalents	(104,234)	(38,623)	99,110
Cash and cash equivalents at beginning of period	275,891	314,514	215,404

Cash and cash equivalents at end of period	$171,657	$275,891	$314,514

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$97,750	$118,925	$145,154

Income taxes	$60,986	$35,000	$76,577

Non-cash transactions:
Additions to other real estate owned	$3,555	$3,000	$2,830

Conversion of convertible preferred stock	$133	$—	$—

Transfer of appreciated securities to the Greater Bay Bancorp Foundation	$—	$—	$479

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

On February 1, 2004, we completed the merger of our wholly owned bank subsidiaries into Mid-Peninsula Bank, which was renamed Greater Bay Bank, National Association. The Bank has continued to operate in the same communities and under the same names as before the merger. We also merged MPBIT and SJNBIT into CNBIT I which is a subsidiary of the Bank. These mergers did not impact which entities are included in our consolidated balance sheets and statements of operations or require a restatement of previously reported results.

CNBIT I, along with its subsidiary CNBIT II were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer, which executes mutual fund transactions on behalf of our clients’ employee benefit plans. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco markets its dental and veterinarian financing services nationally.

Consolidation and Basis of Presentation

Our accounting and reporting policies conform to GAAP applicable in the United States, and the prevailing practices within the banking industry. The consolidated financial statements include the accounts of our holding company, and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2004 presentation. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

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

Insurance Commissions and Fees

Commission income is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies are recorded as revenue when received, which is our first notification of amounts earned. Fee income is recognized ratably as services are rendered as most are on installments. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold and other short-term securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. The Bank is required by the Federal Reserve to maintain noninterest-earning cash reserves against certain deposit accounts. At December 31, 2004, the required reserves totaled approximately $18.4 million.

Securities

Income from the securities portfolio is a material part of our total revenue. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of our financial condition and results of operations. Many of the securities are purchased at a premium or discount. Except for mortgage-related securities, premiums and discounts are accreted over the life of the security. For mortgage-related securities (i.e. securities that are collateralized and payments received from underlying mortgages), the amortization or accretion is based on estimated total lives of the securities from date of purchase. The estimated time distribution of principal repayment for these securities fluctuates based on the amount that prepayments attributable to refinancings vary over time (i.e. lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgage (i.e. how often the underlying properties are sold and mortgages paid-off). We use estimates for the remaining time distribution of principal repayments for these MBS based on information received from third parties whose business it is to compile mortgage related data and develop an informed outlook. We adjust the purchase premium or discount rate of amortization or accretion to reflect changes in the estimated average lives of these securities.

The fair value of most securities are quoted market prices. If quoted market prices are not available, fair values are estimated from the quoted prices of similar instruments. Gains and losses on the sale of securities are determined using the specific identification method.

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the balance in leases and consumer loans. Our lending operations are located in a market area that is sensitive to the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans, reduce the demand for loans and decrease our net interest margin.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sale and Servicing of Small Business Administration Loans

We originate loans to customers under the Small Business Administration, or SBA, programs that generally provide for SBA guarantees of 70% to 90% of each loan. We have the ability to sell a portion of these loans to investors and retain a portion of the unguaranteed part of the loan and the servicing rights on sold loans in our own portfolio. Federal funding support for the SBA programs depend on annual appropriations by the U.S. Congress.

SBA loans are sold with servicing retained. Gains on these sales are earned through the sale of a portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portions sold, the portion retained and a value assigned to the right to service the loan based upon their relative fair values. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method which approximates the interest method. All other loan sales are servicing released.

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

Allowance for Loan and Lease Losses, the Reserve for Unfunded Credit Commitments and Impaired Loans

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing portfolio. The reserve for unfunded credit commitments represents management’s best estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by the provision for credit losses charged to expense and reduced by loans charged-off, net of principal recoveries. The allowance for loan and lease losses is determined based on the distribution of the portfolio by credit risk grade and the amount of impairment associated with impaired loans as well as on management’s assessment of several factors including: (i) the nature and volume of the loan portfolio, (ii) current economic conditions and the related impact on specific borrowers and industry groups, (iii) historical default experiences, and (iv) expected loss in the event of default. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 114 and 118, loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses.

While our current methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the reserve for unfunded credit commitments is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses and the reserve for unfunded credit commitments is adequate as of December 31, 2004 to cover probable losses embedded in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses and the reserve for unfunded credit commitments as necessary.

Other Real Estate Owned

OREO consists of properties acquired through foreclosure and is stated at the lower of carrying value or fair value less estimated costs to sell. Development and improvement costs relating to the OREO that improves the value of the property are capitalized. Operating expenses of such properties, net of related income, are included in other expenses. Estimated losses that result from the ongoing periodic valuation of these properties are charged to current earnings with a provision for losses on foreclosed property in the period in which they are identified. The resulting allowance for OREO losses is decreased when the property is sold. Any remaining gains and losses on the disposition of OREO are included in other income.

Property, Premises and Equipment

Property, premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The maximum estimated useful lives by asset classification, are as follows:

Buildings	39 years
Building improvements	39 years
Furniture and fixtures	7 years
Automobiles	5 years
Computer equipment	3–5 years
Other equipment	5 years

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset, which is generally 10 years. Upon retirement or disposition of property, premises and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock of Real Estate Investment Trust Subsidiaries

As of December 31, 2004, the preferred stock of the REITS is reported net of deferred stock issuance costs of $2.7 million. Previously we included these costs in other assets. We have reclassified these costs as of December 31, 2003 from other assets to conform to the current presentation. These costs are being amortized over the 20-year non-callable period for the underlying Series B Preferred Shares of CNBIT II.

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the adoption of SFAS No. 142 was amortized on a straight-line basis over 20 years. Upon adoption of SFAS No. 142 in 2002, goodwill and other intangible assets deemed to have indefinite lives were no longer amortized, but instead are tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill. During the fourth quarters of 2004 and 2003, we completed the required annual impairment test of goodwill. This assessment involves estimating the present value of future period cash flows. If the present value of the future cash flows is less than the recorded goodwill and other intangible assets balances, we would take a charge against earnings to write-down goodwill or other intangible assets. In our 2004 evaluation of the impairment of goodwill, related to Insurance Brokerage Services, we used a discount rate of 10.5% and a capitalization rate of 7.5%. For goodwill related to our other reporting units, we used a discount rate of 16.1% and a capitalization rate of 13.1%. Based upon these evaluations, our goodwill was not impaired at December 31, 2004 or December 31, 2003.

Income Taxes

Deferred incomes taxes reflect the estimated future tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” or SFAS No. 130, requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows for the periods indicated:

	Unrealized gains/(losses) on securities	Cash flow hedges	Additional minimum pension liability	Accumulated other comprehensive income / (loss)
	(Dollars in thousands)
Balance—December 31, 2001	$3,967	$—	$—	$3,967
Other comprehensive income	15,029	(372)	—	14,657

Balance—December 31, 2002	18,996	(372)	—	18,624
Other comprehensive loss	(18,787)	372	—	(18,415)

Balance—December 31, 2003	209	—	—	209
Other comprehensive loss	(13,114)	—	(5,569)	(18,683)

Balance—December 31, 2004	$(12,905)	$—	$(5,569)	$(18,474)

Derivatives and Hedging Activities

The fair value of derivative instruments is based on quoted market prices received from independent sources. Active markets may not exist for our derivative instruments. Consequently, the independent sources we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Under the provision of SFAS No. 123 and SFAS No. 148 we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and earnings per common share effects based on the SFAS No. 123 and SFAS No. 148 fair value methodology.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise prices of the options are at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant. During 2004, we also recorded $1.2 million in compensation costs resulting from stock option modifications. No such compensation costs were recorded during 2003 or 2002.

If compensation for our stock option plan had been determined consistent with SFAS No. 123 and No. 148, our earnings per common share would have been reduced to the pro forma amounts indicated below:

	For the years ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$5,751	$5,346	$5,244
Net income:
As reported	$92,919	$92,003	$124,274
Pro forma	$87,168	$86,657	$119,030

Basic earnings per common share:
As reported	$1.68	$1.65	$2.35
Pro forma	$1.57	$1.55	$2.25

Diluted earnings per common share:
As reported	$1.50	$1.62	$2.30
Pro forma	$1.39	$1.52	$2.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No adjustments have been made to the stock-based employee compensation cost for estimated future forfeitures. The fair value of each stock-based compensation grant is determined as of the date of the grant. Options generally vest over a five-year period using a graded vesting schedule. The above compensation cost disclosure assumes that we recognize compensation on a straight-line basis over the vesting period of the entire award. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Years ended December 31,
	2004	2003	2002
Stock option plan:
Dividend yield	2.0%	3.3%	1.9%
Expected volatility	42.8%	45.1%	37.5%
Risk free rates	3.3%	2.9%	3.8%
Weighted average expected life (in years)	5.80	5.75	5.75

Employee stock purchase plan:
Dividend yield	2.0%	2.5%	1.6%
Expected volatility	28.9%	42.8%	45.3%
Risk free rates	1.6%	1.5%	2.3%
Weighted average expected life (in years)	0.25	0.25	0.25

The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the excess of the common stock price over the option exercise price when the options are exercised or the employee purchase price when the shares are purchased.

Earnings Per Common Share and Share Amounts

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options, convertible preferred stock and the outstanding CODES.

The diluted earnings per common share for the years ended December 31, 2003 and 2002, have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method.

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131, we use the “management approach” for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments.

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

Pro forma and other financial information for the S&C acquisition have not been provided, as it was not deemed to be a material business combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—SECURITIES

The amortized cost and estimated fair value of securities is summarized below:

As of December 31, 2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. agency notes	$57,708	$—	$(507)	$57,201
Mortgage and mortgage related securities	1,047,394	590	(16,407)	1,031,577
Corporate securities	29,323	130	(1,349)	28,104

Total securities available for sale	1,134,425	720	(18,263)	1,116,882
Securities held to maturity:
U.S. Treasury obligations	23,122	12	—	23,134
U.S. agency notes	255,959	4,921	(9)	260,871
Tax-exempt securities	84,963	3,665	(16)	88,612
Corporate securities	92,327	763	(377)	92,713

Total securities held to maturity	456,371	9,361	(402)	465,330
Other securities	42,020	—	—	42,020

Total securities	$1,632,816	$10,081	$(18,665)	$1,624,232

As of December 31, 2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury obligations	$33,151	$70	$(1)	$33,220
U.S. agency notes	329,153	1,104	(2,528)	327,729
Mortgage and mortgage related securities	1,589,686	10,078	(13,253)	1,586,511
Tax-exempt securities	89,729	6,445	(14)	96,160
Taxable municipal securities	2,237	81	—	2,318
Corporate securities	109,334	313	(1,656)	107,991

Total securities available for sale	2,153,290	18,091	(17,452)	2,153,929
Other securities	73,448	481	(706)	73,223

Total securities	$2,226,738	$18,572	$(18,158)	$2,227,152

As of December 31, 2002	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury obligations	$147,894	$415	$(2)	$148,307
U.S. agency notes	93,554	1,777	—	95,331
Mortgage and mortgage related securities	1,972,543	34,230	(4,412)	2,002,361
Tax-exempt securities	99,030	5,598	(10)	104,618
Taxable municipal securities	4,725	233	(20)	4,938
Corporate securities	107,630	361	(5,125)	102,866

Total securities available for sale	2,425,376	42,614	(9,569)	2,458,421
Other securities	104,568	—	(3)	104,565

Total securities	$2,529,944	$42,614	$(9,572)	$2,562,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows amortized cost and estimated fair value of our securities by year of maturity as of December 31, 2004. Other securities represent equity securities which have no maturity date and are therefore excluded from this table.

	2005	2006 through 2009	2010 through 2014	2015 and thereafter	Total
	(Dollars in thousands)
Securities available for sale:
U.S. agency notes (1)	$—	$—	$57,708	$—	$57,708
Mortgage and mortgage related securities (2)	5	7,839	12,136	1,027,414	1,047,394
Corporate debt securities	—	—	—	24,073	24,073
Corporate equity securities with no maturity					5,250

Total securities available for sale	$5	$7,839	$69,844	$1,051,487	$1,134,425

Fair value	$5	$7,755	$69,320	$1,035,485	$1,116,882

Securities held to maturity:
U.S. Treasury obligations	$23,022	$—	$—	$100	$23,122
U.S. agency notes	1,026	122,297	105,898	26,738	255,959
Tax-exempt securities	1,298	13,439	26,283	43,943	84,963
Corporate securities	—	—	—	92,327	92,327

Total securities held to maturity	25,346	135,736	132,181	163,108	456,371

Fair value	25,345	137,308	135,526	167,150	465,329

Totals:
Total investment securities	$25,351	$143,575	$202,025	$1,214,595	$1,590,796

Total fair value	$25,350	$145,063	$204,846	$1,202,635	$1,582,211

Weighted average yield-total portfolio	1.81%	4.31%	4.35%	4.13%	4.14%

(1)	Certain notes issued by U.S. agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to be significantly shorter than the stated maturity dates.
(2)	Mortgage and mortgage related securities are shown at contractual maturity; however, the average life of these mortgage and mortgage related securities may differ due to principal prepayments.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits, and for other purposes as required by law or contract. The carrying value of pledged securities was $1.2 billion and $2.0 billion at December 31, 2004 and 2003, respectively.

Other securities includes investments in Federal Reserve Bank and FHLB stock that is required as a condition for membership and support activity levels as well as shares received through the exercise of warrants received from clients, equity securities received in settlement of loans, preferred stock of U.S. government sponsored agencies and investments in funds managed by outside venture capital funds.

The following table presents the proceeds from the sale of securities and the gross realized gains and losses on those sales for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(Dollars in thousands)
Proceeds from the sale of securities	$823,348	$558,681	$1,429,012
Gains on the sale of securities	$8,830	$11,135	$15,193
Losses on the sale of securities	$(577)	$(2,303)	$(381)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On occasion, securities may be called by their issuer. We include any unamortized premium or discount remaining on called securities in the gain on sale of securities, net, shown on our Consolidated Statements of Operations. For the years ended December 31, 2004, 2003 and 2002, such net gains or losses totaled $116,000, $(73,000) and $58,000, respectively. Those net gains or losses are excluded from the table presented above.

Impaired Securities

At its November 2003 meeting, the FASB’s EITF reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” as amended by FSP EITF Issue 03-1-1. Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary. For those securities which we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other temporary impairments, the current period unrealized losses are recorded to other comprehensive income.

As of December 31, 2004, we had temporarily impaired securities with a fair value of $1.1 billion and unrealized losses of $(18.7) million. Securities that are not impaired had a fair value of $545.4 million and unrealized gains of $10.1 million at December 31, 2004. The following table presents fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of December 31, 2004.

	Less than 12 months		12 months or longer		Total		Duration (years)
As of December 31, 2004	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Available for sale securities:
U.S. agency notes	$57,201	$(507)	$—	$—	$57,201	$(507)	3.66
Mortgage and mortgage related securities	749,364	(9,732)	207,596	(6,675)	956,960	(16,407)	2.71
Corporate securities	8,741	(332)	5,234	(1,017)	13,975	(1,349)	3.04

Total available for sale securities	815,306	(10,571)	212,830	(7,692)	1,028,136	(18,263)	2.77
Held to maturity securities:
U.S. agency notes	2,048	(9)	—	—	2,048	(9)	0.91
Tax-exempt securities	4,566	(16)	—	—	4,566	(16)	0.92
Corporate securities	44,098	(377)	—	—	44,098	(377)	1.53

Total held to maturity securities	50,712	(402)	—	—	50,712	(402)	1.45

Total temporarily impaired securities	$866,018	$(10,973)	$212,830	$(7,692)	$1,078,848	$(18,665)	2.71

U.S. Treasury obligations, U.S. agency notes, tax-exempt notes and MBS are impaired due to temporary declines in fair values resulting from increases in market interest rates, an increase in credit spreads, changes in implied interest rate volatility and changes in the expected distribution of interest and principal receipts. As of December 31, 2004, there were 83 temporarily impaired securities in these categories, 64 of which have been impaired for less than 12 months. None of the securities in these categories has exhibited a decline in value as a result of changes in credit risk. The majority of these temporary declines in fair values are in the MBS category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from fixed, convertible to variable and variable, these securities are subject to contractual amortization and prepayments, and our analysis indicates that the expected interest rate duration for this portion of the security portfolio was approximately 2.71 years at December 31, 2004.

The impaired corporate securities are primarily comprised of trust preferred securities issued by other financial institutions. There were 7 impaired securities in this category, one of which has been impaired for more than 12 months. While some of these securities have exhibited increases in credit risk since purchase, the majority of these securities have exhibited an improved credit profile. Management closely monitors all of our investments in trust preferred securities for changes in credit risk. We do not believe any increases in the credit risk attributable to these securities has given rise to an other-than-temporary impairment. We believe that the primary reason for the temporary impairment of these securities is the result of increases in market interest rates. Our analysis indicates that the expected duration for this portfolio of impaired trust preferred securities is approximately 1.58 years. The impaired corporate securities also includes two issues of AA- rated corporate preferred stock with a fair value of $4.3 million net of an unrealized loss of $(933,000) at December 31, 2004. One of these securities has been impaired for approximately 18 months. S&P and Moody’s have not changed their credit rating for these securities since we purchased these securities.

Management has determined that we have the intent and ability to hold these securities for the period of time necessary to recover their current value impairment. Therefore, we do not expect to realize losses on any of these securities. As such, management considers the impairments on these securities to be temporary.

Classification of Securities Portfolio

During 2004, we transferred a portion of our available for sale securities portfolio to the held to maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had unrealized losses of $5.4 million at the time of transfer. As of December 31, 2004, the net unrealized loss at the time of the transfer, net of amortization, was reported as a component of the carrying value of these securities and was reflected as a decrease to other comprehensive income in shareholders’ equity, net of deferred taxes. The net unrealized losses are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.

As of December 31, 2004, the accumulated other comprehensive loss included $3.2 million in net unrealized losses on held to maturity securities. There was no such accumulated other comprehensive income or loss related to held to maturity securities as of December 31, 2003. All other unrealized gains and losses on securities included in other comprehensive income relate to our available for sale securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

The following table presents the composition of our loan portfolio as of the dates presented:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$1,969,351	$1,937,766
Term real estate—commercial	1,597,756	1,636,356

Total commercial	3,567,107	3,574,122
Real estate construction and land	479,113	537,079
Real estate other	291,737	273,504
Consumer and other	145,065	167,593
Deferred fees and costs, net	(13,902)	(14,491)

Total loans, net of deferred fees and costs	4,469,120	4,537,807
Allowance for loan and lease losses	(107,517)	(124,489)

Total loans, net	$4,361,603	$4,413,318

The following table sets forth information concerning our allowance for loan and lease losses and the reserve for unfunded credit commitments at the dates and for the periods indicated. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses.

	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
	(Dollars in thousands)
Balance, December 31, 2001	$122,547	$2,197	$124,744
Net charge-offs / recoveries	(54,907)	—	(54,907)
Provision	60,332	(556)	59,776

Balance, December 31, 2002	127,972	1,641	129,613
Net charge-offs / recoveries	(31,640)	—	(31,640)
Provision	28,157	38	28,195

Balance, December 31, 2003	124,489	1,679	126,168
Net charge-offs / recoveries	(17,690)	—	(17,690)
Provision	718	4,803	5,521

Balance, December 31, 2004	$107,517	$6,482	$113,999

During the 2004, we enhanced our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments. While our methodology had always consisted of two key components, an individual loan impairment component and a pool loan analysis component, the enhancement made in 2004 introduced a loss-migration approach into the pool loan analysis that utilizes projected probability-of-default and loss-given-default rates. In addition, the enhanced methodology incorporates increased analysis of loss exposure associated with pass-rated loan portfolios that has likely been incurred but not yet identified. The prior methodology relied on loss factors that provided results that were not significantly different from the results of our enhanced methodology. Also during 2004 as part of our ongoing process to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improve our estimation techniques, we further enhanced our methodology. First, we refined the time frame used for determining the probability of default to better reflect the time span from triggering event to default for different loan types. As a result, we shortened the default time frame for Matsco loans and lengthened the default time frame for all other loans, primarily commercial and commercial real estate loans. We believe that this change is appropriate because defaulting Matsco loans do so sooner following a triggering event than other loans. Second, we expanded our analysis of migration rates, to improve our estimate of multi-year default rates. At the time these two changes were implemented, they resulted in a reduction in the overall probability of default used in our analysis from prior periods and resulted in an approximate $15.3 million reduction in the allowance requirement from the pool loan analysis. In the quarter this change occurred, the overall decrease in the allowance for loan losses was attributable to a combination of the enhanced calculation of the probability of default and credit risk rating movements during that quarter.

The pool loan analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on loan/collateral type, against the aggregate principal amount of loans that are likely to default to determine an estimate of loss. This first step of the pool loan analysis resulted in an allowance for loan and lease loss requirement of $55.8 million and a reserve for unfunded credit commitments requirement of $2.1 million at December 31, 2004.

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

While loss-causing events have likely been identified for loans that have been assigned risk ratings associated with criticized loans, they probably have not been identified for all pass-rated loans. Therefore, we believe that a portion of the pass-rated loans has heightened risk that would be similar to criticized loans. Due to the economic downturn we have experienced in our primary lending markets, we believe that a portion of pass-rated loans has heightened risk. This portion of our pool loan analysis resulted in a range of additional required allowance for loan and lease losses of between $22.3 million and $37.1 million at December 31, 2004 and additional required reserve for unfunded credit commitments of between $1.5 million and $2.5 million at December 31, 2004.

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was between $92.7 million and $107.5 million at December 31, 2004 and the total indicated range of reserve for unfunded credit commitments was between $5.5 million and $6.5 million at December 31, 2004. Management believes that the most likely amount of loss is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economic trends continue to be of concern and the timing of recovery is uncertain. In addition, we believe that increased interest rates will place added pressure on debt service ratios;

•	We have a significant number of large loans. Unidentified loss-causing events have likely occurred for some large credits and could result in downgrades that would materially alter allowance needs; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The enhanced allowance for loan and lease losses methodology, which was implemented in the first quarter of 2004 and further enhanced during the third quarter of 2004, is new. While management believes that this enhanced migration-based approach provides a superior assessment of allowance needs, our experience with the new approach is limited.

In summary, our allowance for loan and lease losses at December 31, 2004 was $107.5 million, and consisted of an individual loan impairment component of $14.6 million and a pool loan analysis component of $92.9 million. This compares to a total allowance of $124.5 million at December 31, 2003, with an individual loan impairment component of $21.2 million and pool loan analysis component of $103.3 million.

Our reserve for unfunded credit commitments at December 31, 2004 was $6.5 million, and consisted of an individual loan impairment component of $1.9 million and a pool loan analysis component of $4.6 million. This compares to a total reserve of $1.7 million at December 31, 2003.

The following table sets forth information regarding nonperforming, restructured and accruing loans past due 90 days or more as of December 31, 2004, 2003 and 2002. Nonperforming loans are defined as loans which are on nonaccrual status.

	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$43,711	$61,700	$37,750

Restructured loans on accrual status	$250	$240	$4,500

Accruing loans past due 90 days or more	$6	$—	$944

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and indirectly, our allowance for loan and lease losses. Impaired loans were $43.7 million at December 31, 2004, and $61.7 million at December 31, 2003 and $37.8 million at December 31, 2002 with corresponding valuation allowances of $14.6 million at December 31, 2004 and $21.2 million at December 31, 2003 and $17.3 million at December 31, 2002. The average recorded investment in impaired loans was $49.4 million for 2004, $52.4 million for 2003 and $41.4 million for 2002. During 2004, 2003 and 2002, we recognized no interest income on impaired loans during the time that the loans were impaired. As of December 31, 2004, 2003 and 2002, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

At December 31, 2004 and 2003, $6.1 and $3.4 million in restructured loans were also on nonaccrual status and are included in nonaccrual loans above, respectively. There was a principal reduction concession of $504,000 allowed on restructured loans during 2003. There were no principal reduction concessions allowed on restructured loans during 2004.

Interest income from restructured loans on accruing status totaled $6,000 for 2004, $23,000 for 2003 and $159,000 for 2002. The foregone interest income for the restructured loans on accruing status totaled less than $1,000 for 2004, $4,000 for 2003 and $0 for 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment at December 31, 2004 and 2003 are composed of the following:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Land	$3,948	$4,301
Buildings and premises	14,353	14,988
Furniture and equipment	60,579	56,411
Leasehold improvements	33,216	33,078
Equipment leased to others	69,711	38,420
Vehicles	732	811

Total	182,539	148,009
Accumulated depreciation on equipment leased to others	(14,342)	(5,132)
Other accumulated depreciation and amortization	(67,927)	(59,061)

Premises and equipment, net	$100,270	$83,816

Depreciation and amortization amounted to $12.5 million for 2004, $11.1 million for 2003 and $11.8 million for 2002 and has been included in occupancy and equipment expense in the accompanying consolidated statements of operations. Depreciation—equipment leased to others amounted to $9.6 million for 2004, $4.5 million for 2003 and $612,000 for 2002 and is reported separately within other operating expenses.

The following presents the minimum future rental revenues on operating leases with original terms of one year or longer:

	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Future rental revenues	$15,474	$12,863	$9,795	$5,520	$1,975	$90	$45,717

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	December 31, 2004		December 31, 2003
	Goodwill	Other intangible assets	Goodwill	Other intangible assets
	(Dollars in thousands)
Community banking	$2,360	$1,214	$2,360	$1,760
Holding company	—	154	—	—
Insurance brokerage services	181,311	37,800	148,370	45,378
Specialty finance:
Matsco	22,707	—	21,207	—
CAPCO	6,054	60	6,054	100

Total specialty finance	28,761	60	27,261	100

Total	$212,432	$39,228	$177,991	$47,238

Goodwill

Goodwill allocated to the insurance brokerage services business segment was initially recorded on the acquisition of ABD during 2002 and S&C during 2003. Additional increases to goodwill allocated to those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting units during 2004 and 2003 were based on their achieving specified performance goals during those years. As of December 31, 2004, we had accrued for ABD’s estimated 2004 earn-out payment which resulted in a $28.2 million increase to goodwill and is payable 60% in cash and 40% in convertible preferred stock. The amount of the earn-out payment, the number of shares of preferred stock issued and the goodwill recorded may be adjusted during 2005 as we determine the exact amount of the earn-out payment. During 2004 we also recorded $4.3 million in additional goodwill for S&C’s earn-out payment. In 2003, we made a similar accrual for ABD’s 2003 earn-out payment that resulted in a $25.9 million increase to goodwill. During the first quarter of 2004, we finalized procedures to determine the exact amount of the 2003 ABD earn-out payment. As a result of the final determination of the 2003 earn-out payment, we increased goodwill by $326,000 due to a stock valuation adjustment.

Goodwill allocated to the specialty finance business segment was initially recorded on the acquisition of Matsco during 2000 and CAPCO during 2001. Additional increases to goodwill allocated to Matsco during 2004 and 2003 were based on Matsco achieving its specified performance goals during those years. During 2004 and 2003, we recorded additional goodwill of $1.5 million and $3.0 million, respectively, upon satisfaction of certain contingencies in connection with the acquisition of Matsco.

During the fourth quarters of 2004 and 2003, we completed the required annual impairment test of goodwill. Based upon these evaluations, our goodwill was not impaired at December 31, 2004 or December 31, 2003.

Other Intangible Assets

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at December 31, 2004 were as follows:

	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
Insurance brokerage services	$57,194	$(19,799)	$37,395
Loan servicing assets	2,403	(1,217)	1,186
Core deposits	1,465	(1,437)	28
Other covenant not to compete	774	(620)	154
Insurance brokerage services covenant not to compete	708	(303)	405
CAPCO customer base	200	(140)	60

Total intangible assets	$62,744	$(23,516)	$39,228

Amortization of other intangibles is estimated to be as follows:

(Dollars in thousands)
Years ended December 31,
2005	$8,441
2006	8,128
2007	7,371
2008	7,371
2009	6,627
Thereafter	1,290

Total	$39,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expirations

Expirations for ABD and S&C, represent the estimated fair value of the existing customer lists, or books of business, that had been developed over a period of years through the date of acquisition. As of December 31, 2004 and 2003, we had expirations of $37.4 million and $44.8 million which were recorded in connection with the ABD and S&C acquisitions. The expirations are estimated to have a life of approximately eight years.

Loan Servicing Assets

Loan servicing assets are created upon the sale of SBA loans as these loans are sold with servicing retained. All other loans and leases are sold with servicing released. As of December 31, 2004, servicing assets, net of accumulated amortization, were $1.2 million as compared to $1.7 million as of December 31, 2003. We periodically evaluate servicing assets for impairment. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold to generate the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the serviced loans are homogeneous in nature, the servicing asset is evaluated for impairment using a single strata based upon the fair value of the servicing rights as compared to amortized cost. Fair value is determined using discounted estimates of future cash flows. Impairment to the asset is recorded if the fair value drops below net book value of the asset.

NOTE 7—OTHER REAL ESTATE OWNED

OREO totaled $397,000 as of December 31, 2002. We had no OREO as of either December 31, 2004 or December 31, 2003. The following summarizes OREO operations, which are included in operating expenses, for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(Dollars in thousands)
Real estate operations, net	$19	$49	$139
Loss on sale of OREO	329	516	—
Provision for estimated losses	—	500	—

Net loss from other real estate operations	$348	$1,065	$139

NOTE 8—DEPOSITS

Deposits as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Demand, noninterest-bearing	$1,052,272	$1,077,648
MMDA, NOW and Savings	3,263,716	2,858,647
Time certificates, $100,000 and over	647,531	735,657
Other time certificates	139,320	640,715

Total deposits	$5,102,839	$5,312,667

We had interest payable on deposits of $1.7 million at December 31, 2004 as compared to $3.9 million at December 31, 2003 and $8.2 million at December 31, 2002. Overdrawn accounts totaling $1.6 million at December 31, 2004 and $11.4 million at December 31, 2003 have been reclassified as consumer loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2004.

	December 31, 2004
	Three months or less	Four to six months	Seven to twelve months	One to three years	More than three years	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$483,544	$53,907	$65,417	$39,314	$5,349	$647,531
Other time deposits	53,767	32,439	28,411	19,896	4,807	139,320

Total	$537,311	$86,346	$93,828	$59,210	$10,156	$786,851

NOTE 9—BORROWINGS

Borrowings are detailed as follows:

	As of December 31,
	2004	2003	2002
	(Dollars in thousands)
Short-term borrowings:
FHLB advances	$183,679	$642,000	$1,279,565
Securities sold under agreements to repurchase	—	20,000	111,291

Total short-term borrowings	183,679	662,000	1,390,856

Long-term borrowings:
Zero Coupon Senior Convertible Contingent Debt Securities	241,502	75,229	73,580
Subordinated debt	210,311	210,311	210,311
5.25% Senior Notes, Series B due March 31, 2008	149,850	151,048	—
Other long-term notes payable	2,968	4,471	15,973
FHLB advances	665	150,632	206,834
Term loan	—	28,500	30,000
Securities sold under agreements to repurchase	—	—	20,000

Total long-term borrowings	605,296	620,191	556,698

Total borrowings	$788,975	$1,282,191	$1,947,554

We had interest payable on borrowings of $5.8 million at December 31, 2004 as compared to $8.6 million at December 31, 2003, and $10.6 million at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subordinated Debt

The following table shows the subordinated debt issued by the holding company and the related Trust Preferred Securities issued at December 31, 2004.

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

The holding company has issued subordinated debt to GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII, collectively the Trusts. The Trusts are Delaware business trusts for which all the common securities are owned by the holding company and which were formed for the purpose of issuing Trust Preferred Securities. Subordinated debt is the sole asset of the Trusts. The holding company has fully and unconditionally guaranteed all of the obligations of the Trusts. In accordance with the provisions of FIN 46, we have deconsolidated the Trusts, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Accordingly, the Trust Preferred Securities which had previously been reported as a liability have been replaced by the subordinated debt issued by the holding company to the Trusts. Except with regards to the outstanding principal balance, the terms of the subordinated debt issued to the Trusts and the Trust Preferred Securities issued by the Trust are identical.

Interest on the subordinated debt is payable either quarterly or semi-annually and are deferrable, at our option, for up to five years. As of December 31, 2004, all dividends are current. The subordinated debt is redeemable prior to maturity at our option on or after its optional redemption dates.

The Floating Rate Trust Preferred Securities, Series B issued by GBB Capital II accrues interest at a variable rate that resets quarterly and is equal to 3-month LIBOR plus 150 basis points. The Floating Rate Trust Preferred Pass-Through Securities issued by GBB Capital VI accrue interest at a variable rate that resets quarterly and is equal to 6-month LIBOR plus 375 basis points. The Floating Rate Trust Preferred Pass-Through Securities issued by GBB Capital VII accrue interest at a variable rate that resets semiannually and is equal to 6-month LIBOR plus 370 basis points payable semi-annually.

The interest expense on the subordinated debt was $18.6 million in 2004, $18.1 million in 2003 and $19.3 million in 2002.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. All $204.0 million of the outstanding Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Securities qualified as Tier I capital at December 31, 2004. On July 2, 2003, the Federal Reserve issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of Trust Preferred Securities as Tier I capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2004, and we continue to include these securities in our Tier I capital. There remains the potential that this determination by the Federal Reserve could be changed at a later date.

On July 22, 2002, we redeemed $20.6 million in outstanding subordinated debt issued to GBB Capital I, a trust subsidiary. As a result, during 2002, there was a $975,000 cost related to this early extinguishment of the subordinated debt issued to GBB Capital I.

Senior Notes

On March 19, 2003, we received approximately $147.9 million in net proceeds through a private placement of 5.25% Senior Notes, Series A, due March 31, 2008. The senior notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The senior notes mature on March 31, 2008. The senior notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The senior notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We used the net proceeds from the senior notes for general corporate purposes, which included working capital, capital expenditures, acquisitions and repayment of existing indebtedness. We have entered into an interest rate swap agreement, which was terminated during 2004, for the purpose of hedging against the risk of changes in the fair value of these notes resulting from changes in interest rates. Accordingly, these senior notes were carried at $149.9 million at December 31, 2004, which represents the notional amounts of the senior notes, net of the unamortized issuance discount and the effect of changes in the fair value of the senior notes attributable to interest rate changes from consummation through termination of the interest rate swap agreement described above. In August 2003, we completed an exchange offer of the senior notes for 5.25% Senior Notes, Series B, due March 31, 2008, or the exchange notes that are identical in all material respects with the senior notes, except that the exchange notes are registered with the SEC.

Zero Coupon Senior Convertible Contingent Debt Securities

    CODES due 2024

As of December 31, 2004, 265,212 units of the CODES issued in 2004 and due in 2024, or the CODES due 2024, are outstanding with a carrying value of $240.8 million. We received approximately $234.0 million in net proceeds on origination during the quarter ended March 31, 2004 through a private placement. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and has an accreted value of $908.44 per unit as of December 31, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable by us at the accreted value five years after issuance and have an investor put right at the accreted value on March 23, 2006, 2009, 2014 and 2019. The CODES due 2024 are convertible into 6,300,960 shares of our common stock at a rate of 23.7582 shares of our common stock per unit of CODES due 2024 contingent upon certain events. This conversion rate is adjusted based on several factors, including increases in the dividend rate on our common stock. As a result of the increase in the quarterly dividend rate paid on our common stock since the issuance of the CODES, we are carrying forward an adjustment to the conversion rate which has resulted in a conversion rate of 23.7644 per unit of CODES. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock.

    CODES due 2022

As of December 31, 2004, 1,000 units of the CODES issued in 2002 and due in 2022, or the CODES due 2022, are outstanding with a carrying value of $679,000. At December 31, 2003, 113,377 units were outstanding with a carrying value of $75.2 million. Each unit has a $1,000 principal amount at maturity and has an accreted value of $678.53 and $663.52 per unit as of December 31, 2004 and 2003, respectively. The CODES due 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a yield to maturity of 2.25%, are callable by us at the accreted value five years after issuance and have an investor put right at the accreted value on April 24, 2007, 2012 and 2017. The CODES due 2022 are convertible into 15,370 shares of our common stock at a rate of 15.3699 shares of our common stock per unit of CODES due 2022 contingent upon on certain events. Upon conversion, the CODES due 2022 can only be settled in our common stock.

During the quarter ended June 30, 2004, certain holders of the CODES due 2022 exercised their put right and, as a result, we repurchased 112,377 units of the CODES due 2022 with an accreted value of $75.1 million. The CODES due 2022 were repurchased at their accreted value, and we did not recognize any gain or loss on this transaction. During 2002, we repurchased the CODES due 2022 with an accreted value of $128.8 million. This repurchase resulted in a net pre-tax gain of $8.4 million for the year ended December 31, 2002.

    Contingent Conversion Features

Each issue of CODES is contingently convertible under any one of the following circumstances:

•	For the CODES due 2024, during any fiscal quarter, if the sale price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding fiscal quarter is more than 120% of the accreted conversion price on that thirtieth day;

•	For the CODES due 2022, during any quarterly conversion period, if the closing sale price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the first day of that conversion period is more than 120% of the accreted conversion price per share of common stock for the series of CODES on that 30th day;

•	For the CODES due 2024, during the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2024 was less than 98% of the average conversion value for the CODES due 2024 during that period, subject to certain limitations;

•	For the CODES due 2022, during the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2022 was less than 105% of the average conversion value for the CODES due 2022 during that period;

•	During any period following the 30th day after the initial issuance of the CODES: (i) in which the credit rating assigned to the CODES by either Moody’s or Standard & Poor’s is below Ba3 or BB-, respectively, (ii) in which the credit rating assigned to the CODES is suspended or withdrawn by either rating agency, or (iii) in which neither rating agency is rating the CODES or providing ratings services coverage to us;

•	If the CODES have been called for redemption; or

•	Upon the occurrence of specified corporate transactions.

Term Loan

As of December 31, 2003, the holding company had $28.5 million outstanding under an unsecured term loan that had a scheduled maturity in 2007. The holding company paid-off the loan at the end of May 2004 and no amount was outstanding at December 31, 2004. We paid an average rate of 2.48% and 2.60% on this loan for the years ended December 31, 2004 and 2003, respectively. The term loan required the holding company to comply with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of the holding company’s property; and (b) the maintenance of certain capital and financial performance ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term borrowings

The long-term FHLB advances mature between 2005 and 2011. During the years ended December 31, 2004 and 2003, we paid an average interest rate of 4.00% and 3.84% on these advances, respectively.

Short-term borrowings

During the years ended December 31, 2004, 2003 and 2002, the average balance of short-term FHLB advances was $514.0 million, $822.7 million and $1.2 billion, respectively, and the average interest rates during those periods were 1.85%, 2.00% and 2.78%, respectively. The interest rate on short-term FHLB advances outstanding as of December 31, 2004, 2003 and 2002 were 3.51%, 1.32% and 2.20%, respectively. The highest amounts outstanding at any month-end during the years ended December 31, 2004, 2003 and 2002 were $797.0 million, $1.1 billion and $1.4 billion, respectively. The FHLB advances are collateralized by loans and securities pledged to the FHLB. At December 31, 2004, 2003 and 2002, we had securities with a carrying value of $777.9 million, $1.3 billion and $1.5 billion, respectively, and loans with a carrying value of $204.4 million, $274.3 million and $322.8 million, respectively, pledged to the FHLB for both short-term and long-term borrowings.

During the years ended December 31, 2004, 2003 and 2002, the average balance of securities sold under short-term agreements to repurchase was $15.0 million, $72.0 million and $236.8 million, respectively, and the average interest rates during those periods were 3.71%, 2.39% and 2.05%, respectively. The interest rate on the agreements outstanding as of December 31, 2003 and 2002 were 3.71% and 2.54%, respectively. There were no such agreements outstanding at December 31, 2004. The highest amounts outstanding at any month-end during the years ended December 31, 2004, 2003 and 2002 were $20.0 million, $114.3 million and $400.9 million, respectively. Securities sold under short-term agreements to repurchase generally mature within 90 days of dates of purchase. We had securities with a carrying value of $32.3 million at December 31, 2003 pledged to the counterparty for securities sold under short-term agreements to repurchase. No such securities were pledged at December 31, 2004.

During the years ended December 31, 2004, 2003, and 2002, the average balance of federal funds purchased was $87,000, $1.6 million and $1.2 million, respectively, and the average interest rates during those periods were 1.77%, 1.69% and 1.82%, respectively. There were no federal funds purchased outstanding at December 31, 2004, 2003 or 2002. The highest amount outstanding at any month-end during the year ended December 31, 2004, 2003 and 2002 was $0, $10.0 million, and $0, respectively.

In addition, the holding company had a short-term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004 and $60.0 million available as of December 31, 2003. We had no advances outstanding under this facility at December 31, 2004 or 2003. The current interest rate charged on balances drawn under this facility is LIBOR plus 0.875%. We paid commitment fees on the credit facility totaling $220,000 during 2004, $410,000 during 2003 and $314,000 during 2002. The credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related financial covenants for this credit facility. During the years ended December 31, 2004 and December 31, 2003, there were no average balances outstanding under this credit facility. During the year ended December 31, 2002, the average balance outstanding was $16.5 million. There were no amounts outstanding at any month-end during the years ended December 31, 2004 and December 31, 2003. Effective March 14, 2005, we replaced this facility with a new three year $60.0 million credit facility with similar terms as the former facility. By requesting a reduction in the amount available under the credit facility, we are able to reduce the associated borrowing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our overall interest rate risk management process occasionally incorporates the use of derivative instruments to contain exposure to fluctuations in earnings and the economic value of equity due to interest rate movements. We manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities. As a result of interest rate fluctuations, the interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease. This variability is expected to be substantially offset by our gains and losses on the derivative instruments that are linked to these hedged assets and liabilities. We consider our use of derivatives to be a prudent tool for managing interest rate sensitivity

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, caps, floors and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate caps (floors) entitle the owner to interest income if a strike price is exceeded (floor strike price exceeds) by a specific market indexes (e.g. LIBOR). Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period.

We also enter into various interest rate derivative contracts for trading and macro risk management purposes. Trading activities (which include derivative transactions that are entered into for risk management purposes and do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to customers.

By using derivative instruments, we expose ourselves to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the positive fair value of the derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and therefore, assume no repayment risk. We control the credit (or repayment) risk in derivative instruments by entering into transactions with high quality or highly rated counterparties. Further, when the circumstances are deemed appropriate, we may request that collateral be provided by the counterparty.

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

Market risk is the adverse effect that a change in interest rates, foreign currency rates, or implied volatility might have on the value of a financial instrument. We manage the market risk associated with interest rate and foreign-exchange positions by regularly measuring and monitoring the level of risk against established risk limits. We regularly measure this risk by using a value-at-risk methodology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our derivative activities are monitored by our ALCO, which is responsible for approving hedging strategies that are developed through financial simulation analysis.

Termination of Derivative Instruments

During the third quarter of 2004, we terminated two interest rate swaps. At the time of termination, both derivative instruments were recorded at fair value and therefore no gain or loss was recorded.

Cash Flow Hedges

We have no cash flow hedges as of December 31, 2004. Prior to its termination during 2004, we used an interest rate swap with a notional amount of $30.0 million to convert floating-rate debt to fixed-rate debt. For the period from October 1, 2002 through termination, we elected to assert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge were included in other comprehensive income to the extent that the swap was deemed effective. Changes in value attributed to ineffectiveness were recorded in current income. Immediately prior to termination, the derivative instrument was determined to be 100% ineffective. We paid the swap counterparty $2.9 million plus accrued interest to terminate this swap. For the years ended December 31, 2004 and 2003, we recognized a gain of $939,000 and a gain of $107,000, respectively, which represented ineffectiveness of cash flow hedges. All components of the derivative’s gain or loss were included in the assessment of hedge effectiveness.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged items are recorded in the same period the forecasted transaction affects earnings.

Fair Value Hedges

We have no fair value hedges as of December 31, 2004. Prior to its termination during 2004, we used an interest rate swap to convert fixed-rate debt to floating-rate debt. We entered into a swap, with a notional amount of $150.0 million expiring on March 31, 2008, with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. We received $1.0 million plus accrued interest from the swap counterparty upon termination of this swap. Prior to termination, all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion. As a result, at the termination of the hedge, we had recorded an unrealized gain on the hedged item totaling $1.0 million. This unrealized gain will be amortized as a yield adjustment to the hedged item through the maturity date of the hedged item.

Trading and Non-Hedging Activities

We entered into an a single transaction, which consists of two interest rate caps, both of which are tied to 6-month LIBOR, have a notional amount of $15.0 million and a term of 10 years expiring in July 2011. This transaction includes a short position in an interest rate cap with a 6.25% strike price and a long position in an interest rate cap with a 8.75% strike price. We entered into this transaction in order to synthetically lower the embedded cap rate in trust preferred securities issued by GBB Capital VI. This derivative instrument is recorded at its fair value, which was $166,000 at December 31, 2004 and $351,000 at December 31, 2003. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Embedded Derivatives

    CODES due 2024 and CODES due 2022

The CODES dues 2024 contain three features which we are required to treat as embedded derivatives in accordance with SFAS No. 133, as amended. Those features include:

•	Contingent Interest Feature—We will pay contingent interest to the holders of CODES during any six-month period commencing on March 23, 2009, if the average trading price of the CODES for the five consecutive trading days ending on the second trading day immediately preceding the beginning of the six-month period equals 120% or more of the sum of the issue price and accreted issue discount of the CODES to the day immediately preceding the relevant six-month period.

•	Conversion Option—Parity Clause—A holder has the option to surrender any of its CODES and convert them into 23.7582 shares of common stock per $1,000 principal amount if during the five business-day period following any 10 consecutive trading-day period in which the average trading price of the CODES, as determined following a request from a holder to make a determination, for that 10 trading-day period was less than 98% of the average conversion value for the CODES during that period, subject to certain limitations.

•	Conversion Option—Credit Rating Downgrade Clause—A holder has the option to surrender any of its CODES and convert them into 23.7582 shares of common stock per $1,000 principal amount if during any period following the 30th day after the initial issuance of the CODES (1) in which the credit rating assigned to the CODES by Moody’s is lower than “Ba3” or by Standard & Poor’s is lower than “BB-”, (2) in which the credit rating assigned to the CODES is suspended or withdrawn by either rating agency, or (3) in which neither agency continues to rate the CODES or provides ratings services or coverage to us.

These embedded derivatives are recorded at their fair value. With the assistance of an independent financial advisor, we have determined that the liability for these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024 and $289,000 at December 31, 2004. The majority of the fair value of these embedded derivatives is attributable to the contingent interest feature. The embedded derivatives were recorded upon the origination of the CODES due 2024 and changes in their fair value are recorded to other income.

There are embedded derivatives contained in the 1,000 units of outstanding CODES due 2022 which are similar in nature to the embedded derivatives contained in the CODES due 2024. Management has determined that the fair value of the embedded derivatives contained in the CODES due 2022 is immaterial.

    Loan Purchase Commitments

From time to time, we enter into commitments to purchase whole loans. We evaluated all such commitment under FAS No. 133, as amended, to determined if the purchase commitment qualifies as a derivative instrument. If we determined that such a derivative exists, the change in value of the derivative instrument will be recorded to other income. During 2004, we recorded a loss of $7,000 on these commitments. There were no such gains or losses during 2003 or 2002 and there were no such commitments at December 31, 2004 or December 31, 2003.

Other

We enter into various foreign–currency spot contracts and forward contracts as part of currency trading activities on behalf of our international banking clients. We intermediate these contracts with another counterparty. While the exposure to interest rate and foreign-exchange risk has been mitigated, we remain exposed to counterparty credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—REAL ESTATE INVESTMENT TRUST SUBSIDIARIES

CNBIT I, CNBIT II, MPBIT and SJNBIT, or the REITS, were subsidiaries of our subsidiary banks. All of the REITS were Maryland real estate investment trusts. The REITS were formed in order to provide flexibility in raising capital. As of February 1, 2004, MPBIT and SJNBIT merged with and into CNBIT I. Except for certain shares of preferred stock of the REITS and related the dividends, described below, as of December 31, 2004, 2003 and 2002, the net income, assets and equity of the REITS were eliminated in consolidation.

At December 31, 2004 and 2003, the common shares of CNBIT II were wholly owned by CNBIT I. At December 31, 2004, the common shares of CNBIT I were wholly owned by the Bank. Prior to February 1, 2004 the common shares of CNBIT I, MPBIT and SJNBIT were wholly owned by Cupertino National Bank, Mid Peninsula Bank and San Jose National Bank, respectively.

The following table summarizes the preferred stock of the REITS as of the dates presented. Those shares of preferred stock issued and outstanding which were not owned by outside investors were owned by the Bank. The preferred stock of the REITS is reported net of unamortized deferred stock issuance costs of $2.7 million as of December 31, 2004 and $3.1 million of December 31, 2003. These costs are being amortized over the 20-year non-callable period for the underlying Series B Preferred Shares of CNBIT II.

	Shares authorized, issued and outstanding		Number of shares issued and outstanding to outside investors		Carrying value of shares issued and outstanding to outside investors (in thousands)
	As of December 31,		As of December 31,		As of December 31,
Series of Preferred Stock	2004	2003	2004	2003	2004	2003
8% Series A Preferred Stock of CNBIT I, $500 stated value per share	3,000	1,000	377	113	$188	$57
8% Series A Preferred Stock of CNBIT II, $1,000 stated value per share	150	150	113	113	113	113
8% Series A Preferred Stock of MPBIT, $500 stated value per share	—	1,000	—	127	—	64
8% Series A Preferred Stock, of SJNBIT, $500 stated value per share	—	1,000	—	137	—	69
12% Series B Preferred Stock, of CNBIT II, $1,000 stated value per share	15,000	15,000	15,000	15,000	12,320	11,860
10% Series C Preferred Stock, of CNBIT II, $1,000 stated value per share	133,633	133,633	—	—	—	—

					$12,621	$12,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities at which we conduct our operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2004 are below:

(Dollars in thousands)
Years ended December 31,
2005	$18,453
2006	17,833
2007	16,243
2008	11,998
2009	11,250
Thereafter	35,800

Total	$111,577

We sublease portions of leased space that is not utilized. Sublease rental income for the years ended December 31, 2004, 2003 and 2002 was $687,000, $888,000 and $1.3 million, respectively. Gross rental expense for the years ended December 31, 2004, 2003 and 2002 was $21.6 million, $19.9 million, and $18.3 million, respectively.

Other Commitments and Contingencies

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. Generally accepted accounting principles prohibit the recognition of these items in our consolidated balance sheet, but require these amounts to be disclosed. Undrawn loan commitments were $1.3 billion and $1.1 billion at December 31, 2004 and December 31, 2003, respectively. Our exposure to credit loss is limited to amounts funded or drawn.

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $301.4 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. The remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash loan funding amounts. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

Commitments under letters of credit were $125.7 million and $112.4 million, at December 31, 2004 and December 31, 2003, respectively. Our exposure to credit loss is limited to amounts funded or drawn. Stand-by letters of credit are conditional commitments written by the Bank to guarantee the performance of a client to a third party. These guarantees are primarily related to purchases of inventory by the Bank’s commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients, and the Bank accordingly uses evaluation techniques and collateral requirements similar to those for loan commitments.

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice, and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements. Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 9.7% of total ABD commissions and fees received during 2004. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these recent developments in the insurance industry, we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

ABD is a party to two related actions pending in U.S. District Court filed by an equipment lease finance company. The actions arose out of equipment leases that the finance company entered into with various lessees, four of which had been clients of ABD. According to the complaints, the finance company alleges that, because it was named as a loss payee and/or additional insured under the insurance policies issued to the lessees, it may now make insurance claims against the lessees’ insurance policies for loss or damage to the subject leased equipment. The complaints further allege that, in the event the finance company was not properly named as an additional insured and/or loss payee on the subject insurance policies, then ABD, as the broker of record, is liable for the losses due to ABD’s alleged failure to follow the clients’ alleged instructions to have the finance company added as an additional insured and loss payee. The complaints seek total damages of approximately $5.9 million with respect to those leases issued to ABD’s former clients. ABD has put its errors and omissions insurance carrier on notice of these claims under a policy which has a self-insured retention of $1 million. We believe these claims are without merit and intend to defend them vigorously. We further believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

NOTE 13—SHAREHOLDERS’ EQUITY

The holding company paid dividends per common share of $0.57 in 2004, $0.54 in 2003 and $0.49 in 2002. We paid cash dividends on the non-cumulative preferred stock of $0.90625 per preferred share during each quarter of 2004 and 2003, or an annual rate of $3.625 per preferred share. On December 22, 2004, we declared a cash dividend of $0.1425 cents per common share payable on January 17, 2005 to shareholders of record as of January 3, 2005. We recorded as a liability dividends payable on common stock of $7.3 million at December 31, 2004 as compared to $7.4 million at December 31, 2003.

During 2004, we announced a share repurchase program that authorized the purchase of up to $70 million of our common stock. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. There were no such repurchases during 2003 or 2002. The purchase price of the stock was allocated between common stock and retained earnings.

In accordance with our Restated Articles of Incorporation of the Corporation, we are authorized to issue 10,500,000 shares of preferred stock, in one or more series from time to time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have designated 1,200,000 shares of preferred stock as Series A Preferred Stock, none of which have been issued. These shares are described further below under “Shareholders’ Rights Plan.”

We have designated 2,356,606 shares of preferred stock as Series B Preferred Stock. There are 2,035,431 shares of Series B Preferred Stock outstanding at December 31, 2004 as compared to 1,825,504 shares outstanding at December 31, 2003. The shares of Series B Preferred Stock have a stated value of $50.00 per share and earn noncumulative cash dividends, payable quarterly in arrears, at the rate of 7.25% per annum on the stated value. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. Beginning in March 2007, or earlier in the event of our change of control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of Federal Reserve at a redemption price in the amount of the stated value per share plus accrued dividends for the current dividend period. During 2004, 2003 and 2002, we issued 212,563 shares, 151,606 shares and 1,673,898 shares, respectively, of Series B Preferred Stock. During 2004, 2,636 shares of Series B Preferred Stock were converted into common stock. No such conversions occurred during 2003 or 2002. The shares were issued in connection with the ABD acquisition.

Shareholders’ Rights Plan

In 1998, the holding company adopted a shareholder rights plan designed to maximize our long-term value and to protect our shareholders from improper takeover tactics and takeover bids that do not treat all shareholders equally.

In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on November 28, 1998. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $145.00 (subject to adjustment) upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board, each right enables its holder (other than the acquirer) to purchase the Preferred Stock at 50% of the market price. Further, in the event we are acquired in an unfriendly merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for our common shares. The Board may, in its sole discretion, redeem the rights at any time prior to any of the triggering events.

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

NOTE 14—REGULATORY MATTERS

The Bank and the holding company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial performance. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital regulatory guidelines that involve quantitative measures of the Bank’s capital relative to its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2004 and 2003, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated corporation and the Bank exceeded all capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, prompt corrective action provisions applicable to banks, the subsidiary Bank is categorized as well-capitalized. To be well-capitalized, the institution must maintain total risk-based capital ratios as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since December 31, 2004 that management believes have changed the well-capitalized designation of the consolidated corporation and the Bank.

The consolidated corporation and the Bank’s actual capital and the amounts required to be adequately and well-capitalized are as follows at the dates indicated:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$797,788	14.27%	$447,323	8.00%	N/A	N/A
Greater Bay Bank, National Association	775,581	14.53%	427,061	8.00%	$533,826	10.00%

Tier I Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$727,319	13.01%	$223,661	4.00%	N/A	N/A
Greater Bay Bank, National Association	708,238	13.27%	213,530	4.00%	$320,296	6.00%

Tier I Capital Leverage (To Average Assets):
Greater Bay Bancorp	$727,319	10.67%	$272,536	4.00%	N/A	N/A
Greater Bay Bank, National Association	708,238	10.75%	263,526	4.00%	$329,407	5.00%

As of December 31, 2003
Total Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$818,738	14.13%	$463,546	8.00%	N/A	N/A
Bank of Petaluma	31,299	13.11%	19,099	8.00%	$23,874	10.00%
Bank of Santa Clara	48,528	17.08%	22,730	8.00%	28,412	10.00%
Bay Area Bank	30,023	16.61%	14,460	8.00%	18,075	10.00%
Bay Bank of Commerce	27,031	15.54%	13,916	8.00%	17,394	10.00%
Coast Commercial Bank	52,944	15.72%	26,944	8.00%	33,679	10.00%
Cupertino National Bank	244,332	13.37%	146,197	8.00%	182,746	10.00%
Golden Gate Bank	33,815	14.50%	18,657	8.00%	23,321	10.00%
Mid-Peninsula Bank	156,604	11.94%	104,927	8.00%	131,159	10.00%
Mt. Diablo National Bank	41,759	15.31%	21,821	8.00%	27,276	10.00%
Peninsula Bank of Commerce	49,933	18.83%	21,214	8.00%	26,518	10.00%
San Jose National Bank	71,723	16.14%	35,550	8.00%	44,438	10.00%

Tier I Capital (To Risk Weighted Assets):
Greater Bay Bancorp	$745,586	12.87%	$231,728	4.00%	N/A	N/A
Bank of Petaluma	28,308	11.86%	9,547	4.00%	$14,321	6.00%
Bank of Santa Clara	44,955	15.83%	11,359	4.00%	17,039	6.00%
Bay Area Bank	27,716	15.33%	7,232	4.00%	10,848	6.00%
Bay Bank of Commerce	24,835	14.27%	6,961	4.00%	10,442	6.00%
Coast Commercial Bank	45,977	13.65%	13,473	4.00%	20,210	6.00%
Cupertino National Bank	217,362	11.89%	73,124	4.00%	109,686	6.00%
Golden Gate Bank	30,869	13.23%	9,333	4.00%	14,000	6.00%
Mid-Peninsula Bank	140,794	10.74%	52,437	4.00%	78,656	6.00%
Mt. Diablo National Bank	38,333	14.06%	10,906	4.00%	16,358	6.00%
Peninsula Bank of Commerce	46,593	17.57%	10,607	4.00%	15,911	6.00%
San Jose National Bank	66,056	14.87%	17,769	4.00%	26,653	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I Capital Leverage (To Average Assets):
Greater Bay Bancorp	$745,586	9.98%	$298,832	4.00%	N/A	N/A
Bank of Petaluma	28,308	7.51%	15,077	4.00%	$18,847	5.00%
Bank of Santa Clara	44,955	8.36%	21,510	4.00%	26,887	5.00%
Bay Area Bank	27,716	7.45%	14,881	4.00%	18,601	5.00%
Bay Bank of Commerce	24,835	8.20%	12,115	4.00%	15,143	5.00%
Coast Commercial Bank	45,977	7.58%	24,262	4.00%	30,328	5.00%
Cupertino National Bank	217,362	10.39%	83,681	4.00%	104,602	5.00%
Golden Gate Bank	30,869	8.33%	14,823	4.00%	18,529	5.00%
Mid-Peninsula Bank	140,794	9.08%	62,024	4.00%	77,530	5.00%
Mt. Diablo National Bank	38,333	7.11%	21,566	4.00%	26,957	5.00%
Peninsula Bank of Commerce	46,593	10.93%	17,051	4.00%	21,314	5.00%
San Jose National Bank	66,056	10.05%	26,291	4.00%	32,864	5.00%

NOTE 15—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders after assumed conversions by the weighted average number of common and common equivalent shares outstanding including dilutive stock options, convertible preferred stock and the outstanding CODES. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2004, 2003 and 2002:

	For the year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic earnings per common share:
Net income	$92,919
Dividends on preferred stock	(6,613)

Income available to common shareholders	86,306	51,468,000	$1.68
Effect of dilutive securities:
Stock options	—	1,526,000
CODES due 2022	9	15,000
CODES due 2024	575	4,872,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$86,890	57,881,000	$1.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic earnings per common share:
Net income	$92,003
Dividends on preferred stock	(5,912)

Income available to common shareholders	86,091	52,040,000	$1.65
Effect of dilutive securities:
Stock options	—	953,000
CODES due 2022	9	15,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$86,100	53,008,000	$1.62

	For the year ended December 31, 2002
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except per share amounts)
Basic earnings per common share:
Net income	$124,274
Dividends on preferred stock	(4,206)

Income available to common shareholders	120,068	51,056,000	$2.35
Effect of dilutive securities:
Convertible preferred stock	4,206	2,012,000
Stock options	—	1,067,000
CODES due 2022	6	11,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$124,280	54,146,000	$2.30

There were options outstanding to purchase 1,632,860 shares, 2,994,286 shares and 2,177,125 shares at December 31, 2004, 2003 and 2002, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than that year’s average market price of the common stock. As such, these options were not included in the share totals for purposes of computing diluted earnings per common share.

The convertible preferred stock was considered anti-dilutive in 2004 and 2003, whereby the preferred dividends of $6.6 million for 2004 and $5.9 million for 2003, divided by the common stock equivalent of the convertible preferred stock of 3,399,170 shares and 3,048,592 shares of common stock for 2004 and 2003 were greater than the diluted earnings per common share. As such, the common shares into which this preferred stock is convertible are not included in the common equivalent share totals for purposes of computing diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $6.6 million for 2004 and $5.9 million for 2003.

The diluted earnings per common share for the years ended December 31, 2003 and 2002, have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method. As a result of this restatement, the number of average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common and common equivalent shares increased by 15,000 shares for the year ended December 31, 2003 and 11,000 shares for the year ended December 31, 2002. These restatements did not result in a change in the previously reported diluted earnings per common share for those periods.

NOTE 16—OPERATING EXPENSES

The following table sets forth the major components of operating expenses for the periods indicated.

	For the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Legal and other professional fees	$20,910	$16,594	$8,901
Depreciation—equipment leased to others	9,647	4,615	612
Telephone, postage and supplies	7,215	7,245	7,398
Marketing and promotion	7,102	6,120	5,355
Insurance	5,141	4,487	3,385
Data processing	5,024	5,356	4,820
Correspondent bank and ATM network fees	2,757	6,158	6,083
FDIC insurance and regulatory assessments	1,903	2,073	1,780
Directors fees	1,215	1,228	1,107
Client service expenses	1,159	1,293	2,117
Contribution to the Foundation	900	—	479
Expenses on other real estate owned	348	1,065	139
Early retirement expense of debt	—	—	975
Other expenses	14,712	10,649	6,302

	$78,033	$66,883	$49,453

Occupancy costs for the years ended December 31, 2004, 2003 and 2002 were $32.5 million, $29.6 million and $27.3 million, respectively.

To support the Foundation, we contributed cash in the amount of $900,000 to the Foundation in 2004. In 2002, we contributed $479,000 in appreciated securities to the Foundation. In connection with this contribution, we recognized $479,000 of warrant income and a $262,000 tax benefit resulting from the contribution of appreciated securities. We did not made any contribution to the Foundation during 2003.

Integration costs are period costs and are charged to expense in the period they are incurred. As described in Note 6, merger costs for merger transactions accounted for using purchase accounting are capitalized as goodwill.

NOTE 17—INCOME TAXES

Our effective income tax rate for the years ended December 31, 2004, 2003 and 2002 was 39.0%, 38.3% and 36.7%, respectively. The increase in the effective tax rate for the year of 2004 was the result of the recognition of tax expenses relating to prior periods totaling $1.1 million. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion, and tax-exempt income on municipal securities and bank-owned life insurance policy investment earnings that are exempt from taxation.

We have received a Notice of Proposed Adjustment, or the Notice, from the IRS challenging the deductibility of certain expenses on our 2000 and 2001 tax returns. The Notice was issued in the course of an ongoing audit of our returns for those years. The proposed adjustments primarily concern a potential disallowance of deductions for expenses related to multiple acquisitions during those years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If all of the adjustments in the Notice were upheld for federal and state tax purposes, we estimate that the combined federal and California tax cost would be approximately $11.5 million, including the impact of tax benefits that would be realized in future periods. Statutory interest would apply to any tax deficiencies. The Notice does not assert any penalties on the proposed adjustment, and we do not believe that we would be subject to any penalties in the event the IRS is successful in asserting its claims.

The Notice is an IRS proposal only at this stage, not a final IRS determination. It is subject to further discussion and analysis at the field level and administrative review and adjustment at the appeals levels. Since the issuance of the Notice, we and our outside advisors have had meetings with the IRS and provided additional documents to support our return position. As a result, the field agent has indicated that many of the deductions disallowed in the Notice will in fact be allowed. We are continuing our discussions with the IRS and anticipate providing additional documentation to support our return positions in an effort to favorably resolve the remaining issues raised in the Notice. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us.

Based upon analysis by us and our outside advisors, it was determined that it was not probable that a loss had occurred and therefore no tax expense was recorded related to these disallowed deductions during 2004.

During 2001, we formed CNBIT II, which elected to be taxed as a REIT and sold preferred stock of CNBIT II for $15.0 million in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

The IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNBIT II preferred stock. We provided the requested information to the IRS. To date, the IRS has taken no further action regarding the claimed loss deduction. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. While we do not believe it is probable that a loss has been incurred, we cannot determine, at this time, the eventual outcome, timing or impact of this matter.

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITS through December 31, 2004, we have cumulatively recognized a net tax benefit of $2.4 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense was comprised of the following for the years ended December 31, 2004, 2003 and 2002:

	For the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current:
Federal	$51,379	$33,094	$62,760
State	13,612	11,445	12,905

Total current	64,991	44,539	75,665

Deferred:
Federal	(3,872)	11,041	(2,190)
State	(1,666)	1,437	(1,422)

Total deferred	(5,538)	12,478	(3,612)

Total income taxes	$59,453	$57,017	$72,053

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Allowance for loan and lease losses	$58,284	$57,968
State income taxes	2,498	1,326
Deferred compensation	7,524	13,016
Unrealized losses on securities	13,399	(173)
Accumulated depreciation	(25,711)	(6,815)
Leasing operations	8,143	(2,557)
Intangible amortization	(10,021)	(14,500)
FHLB dividends	972	(3,026)
Prepaid expenses	61	(2,062)
Interest accretion	2,035	(2,337)
Other	895	(1,871)

Net deferred tax asset	$58,079	$38,969

Management believes that we will fully realize the total deferred tax assets as of December 31, 2004 based upon our recoverable taxes from prior carryback years, and our current level of operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2004, 2003 and 2002:

	For the years ended December 31,
	2004	2003	2002
Statutory federal tax rate	35.0%	35.0%	35.0%
California franchise tax expense, net of federal income tax benefit	5.1%	5.6%	3.8%

	40.1%	40.6%	38.8%
Tax exempt income	-1.0%	-1.1%	-1.0%
Contribution of appreciated securities to the Greater Bay Bancorp Foundation	—	—	-0.1%
Nondeductible compensation	0.4%	—	—
Earnings of life insurance policy investments exempt from taxation	-1.6%	-1.4%	-0.9%
Other, net	1.1%	0.2%	-0.1%

Effective income tax rate	39.0%	38.3%	36.7%

NOTE 18—BUSINESS SEGMENTS

We are organized primarily along community banking, specialty finance, trust service and insurance brokerage services business segments. We have aggregated 18 operating divisions into the community banking business segment. Community banking provides a range of banking services to small-and medium-sized businesses, real estate developers, property managers, business executives, professional and other individuals. We have aggregated six operating divisions into the specialty finance business segment. Through this business segment we provide an array of specialty finance products including loans to smaller businesses on which the SBA generally provides guarantees, asset-based lending and accounts receivable factoring, loans and lease products tailored to the dental and veterinary health professions and capital lease equipment financing. The trust service segment provides trust services to support the trust needs of the Bank’s business and private banking clients. The insurance brokerage services segment provides commercial insurance brokerage and employee benefits consulting services. We conduct our business within the United States; foreign operations are not material.

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenue and expense, including the allocation of corporate-headquarters costs, or intercompany allocation, made according to an agreement between the holding company and the Bank to each of its operating segments. ABD receives certain corporate-headquarters services from our holding company for which the holding company is not reimbursed. During the years ended December 31, 2004, 2003 and 2002, specialty finance paid community banking $38.7 million, $35.4 million and $32.5 million in interest charges. Community banking paid trust services $1.2 million, $1.5 million and $1.7 million in interest charges during the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2004 and 2003, ABD received insurance commission and fees from the holding company and the other business segments of $719,000 and $749,000, respectively. There were no such intercompany insurance commissions and fees during 2002. All other intersegment revenue is not significant to the results of the segments. The intercompany allocation and the interest charges and the intercompany insurance commission and fees are eliminated in consolidation. We evaluate the performance of our segments based on net interest income, other income, net income before income taxes, total assets and deposits.

During 2003, management clarified the distinction between community banking and specialty finance, and, therefore, specialty finance was presented as a separate business segment beginning that year. Prior periods have been restated to conform to the current presentation of our business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows each segments key operating results and financial position for the years ended or as of December 31, 2004, 2003 and 2002:

	2004
	Community banking	Specialty finance	Trust services	Insurance brokerage services	Total
	(Dollars in thousands)
Statements of Operations
Net interest income after provision for credit losses	$253,731	$42,128	$453	$818	$297,130
Non-interest income	28,826	20,088	3,949	131,227	184,090
Operating expenses:
Direct operating expense	76,766	30,852	3,026	112,564	223,208
Intercompany allocation	91,386	2,695	229	—	94,310
Total operating expenses	168,152	33,547	3,255	112,564	317,518

Income before provision for income taxes (1)	114,405	28,669	1,147	19,481	163,702

Balance Sheets
Total assets	5,679,212	1,275,802	—	325,617	7,280,631
Deposits	5,357,373	606	52,141	—	5,410,120
Assets under administration	—	—	634,343	—	634,343

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

	2003
	Community banking	Specialty finance	Trust services	Insurance brokerage services	Total
	(Dollars in thousands)
Statements of Operations
Net interest income after provision for
loan and lease losses	$256,416	$32,950	$968	$826	$291,160
Non-interest income	35,733	17,208	3,448	117,921	174,310
Operating expenses:
Direct operating expense	78,853	28,260	2,969	99,050	209,132
Intercompany allocation	103,245	2,215	340	—	105,800

Total operating expenses	182,098	30,475	3,309	99,050	314,932
Income before provision for income taxes (1)	110,051	19,683	1,107	19,697	150,538

Balance Sheets
Total assets	6,633,240	1,039,048	569	295,398	7,968,255
Deposits	5,438,528	26,742	65,871	—	5,531,141
Assets under administration	—	—	629,333	—	629,333

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002
	Community banking	Specialty finance	Trust services	Insurance brokerage services (2)	Total
	(Dollars in thousands)
Statements of Operations
Net interest income after provision for credit losses	$284,634	$16,061	$872	$888	$302,455
Non-interest income	44,876	10,995	3,841	88,515	148,227
Operating expenses:
Direct operating expense	85,634	19,626	3,020	73,649	181,929
Intercompany allocation	78,121	680	563	—	79,364

Total operating expenses	163,755	20,306	3,583	73,649	261,293
Income before provision for income taxes (1)	165,755	6,750	1,130	15,754	189,389

Balance Sheets
Total assets	7,396,424	860,982	—	246,261	8,503,667
Deposits	5,203,001	19,781	63,554	—	5,286,336
Assets under administration	—	—	607,244	—	607,244

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	We acquired ABD on March 12, 2002 and its results of operations are included only from the date.

A reconciliation of total segment net interest income and non-interest income combined, net income before income taxes, and total assets to the consolidated totals in each of these categories for the years ended December 31, 2004, 2003 and 2002 is presented below.

	As of and for year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net interest income after provision for credit losses and non-interest income
Total segment net interest income after provision for credit losses and non-interest income	$481,220	$465,470	$450,682
Items excluded from segment net interest income after provision for credit losses and non-interest income (1)	96,136	79,011	114,322
Eliminating entries	(110,669)	(103,252)	(123,801)

Consolidated net interest income after provision for credit and non-interest income	$466,687	$441,228	$441,203

Income before provision for income taxes
Total segment income before provision for income taxes	$163,702	$150,538	$189,389
Items excluded from segment income before provision for income taxes (1)	90,167	91,868	122,384
Eliminating entries	(101,496)	(93,386)	(115,446)

Consolidated income before provision for income taxes	$152,372	$149,020	$196,327

Total assets
Total segment assets	$7,280,631	$7,968,255	$8,503,667
Items excluded from segment assets (1)	1,433,542	1,262,996	1,030,941
Eliminating entries	(1,782,116)	(1,631,289)	(1,452,571)

Consolidated total assets	$6,932,057	$7,599,962	$8,082,038

(1)	Includes the holding company along with other miscellaneous units not allocated to business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—EMPLOYEE BENEFIT PLANS

Stock Option Plan

At December 31, 2004, the total authorized shares issuable under the Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan were approximately 20,204,312 shares and the number of shares available for future grants was approximately 7,388,315 shares.

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

A summary of our stock options as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002
	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price
Outstanding at beginning of year	6,899	$21.12	6,454	$22.13	7,420	$20.07
Granted	1,234	26.50	1,521	15.21	649	27.60
Exercised	(563)	14.25	(681)	13.09	(1,261)	11.44
Forfeited	(858)	23.54	(395)	24.63	(354)	26.99

Outstanding at end of year	6,712	22.76	6,899	21.12	6,454	22.13

Options exercisable at year-end	3,600	22.46	3,714	20.46	3,495	18.09

Weighted average fair value of options granted during the year		$10.47		$5.08		$9.44

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options outstanding			Options exercisable
Exercise price range	Number outstanding (000’s)	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable (000’s)	Weighted average exercise price
$0.00–$9.99	284	4.50	$4.32	177	$6.91
$10.00–$19.99	2,833	6.00	$16.10	1,801	$16.75
$20.00–$29.99	2,408	7.80	$26.29	805	$24.59
$30.00–$39.50	1,187	6.20	$35.93	817	$36.30

401(k) Savings Plan

We have a 401(k) tax deferred savings plan into which eligible employees may elect to defer a portion of their salary (up to 50%, in accordance with current IRC limits) as a contribution to the plan. We match the employees’ contributions at a rate set by the Board of Directors (currently 62.5% of the first 8% of deferral of an individual’s total compensation). Our matching contributions are made in cash and vest ratably over the first four years of employment. Our employees are not required to maintain any portion of their 401(k) savings in our stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ABD has a profit-sharing 401(k) plan which was established prior to our acquisition and remains in place. ABD employees may elect to defer a maximum of 12% of their eligible compensation, not to exceed Internal Revenue Service limitations. ABD agreed to match 50% of employee contributions up to $3,000 per employee per year.

For the years ended December 31, 2004, 2003 and 2002, we contributed $3.6 million, $3.7 million and $3.3 million, respectively, to both of the 401(k) plans.

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan, as amended, under Section 423(b) of the Internal Revenue Code, which allows eligible employees to set aside up to 15% of their compensation toward the purchase of our stock. This plan has 923,738 shares reserved for issuance. At December 31, 2004, there were 293,212 shares remaining in the plan available for purchase by employees. Under the plan, the purchase price is 85% of the lower of the fair value at the beginning or end of each three-month offering period. During 2004, 2003 and 2002, employees purchased 150,209, 223,293 and 129,862 shares of common stock, respectively.

Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers to provide a supplemental employee retirement plan, or SERP. The SERPs are unfunded and are not qualified under IRC Section 401(a). Under these agreements, we are generally obligated to provide for each such employee who continues in employment for a specified period, or, if earlier, until the employee’s total disability or our change in control, a monthly benefit beginning at the employee’s retirement and continuing for the employee’s life in the amount defined or determined in each agreement. In most cases, a related split-dollar life insurance agreement provides a death benefit for the employee’s spouse or other beneficiaries. Effective January 1, 2003, most of the agreements were amended to convert the benefit from a defined contribution plan to a defined benefit plan. This change gave rise to prior service cost and an attendant deferred expense, which is included in other assets of $20.0 million, as of January 1, 2003.

Certain current and former executive employees have additional supplemental retirement benefits that are funded through secular trusts. We are obligated to make annual contributions to the secular trusts for the benefit of these employees in the amounts necessary to provide specified benefit payments beginning at retirement age. The annual contributions to the trusts are taxable income to these employees, and annually, we pay for the benefit of these employees the additional amounts necessary to cover their income and employment tax liabilities on the contributions to the trusts. The secular trusts hold life insurance policies on these employees under which the contributions are invested and benefits paid.

Effective for the year ended December 31, 2004, the Minimum Liability provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS 87, are applicable. As of December 31, 2004, we recorded a non-cash charge to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS 87. SFAS 87 requires that this liability be recognized at year-end in an amount equal to the amount by which the accumulated benefit obligation exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation, which totaled $13.6 million at December 31, 2004. The additional minimum pension liability adjustments totaling $5.6 million, net of tax, was recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at December 31, 2004. As of December 31, 2003, we had an additional Minimum Liability of $16.8 million and an equal amount was recognized as deferred expense, which is included in other assets resulting in no reduction in shareholder’s equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the SERPs’ status.

	December 31, 2004	December 31, 2003
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$37,203	$18,209
Service cost	1,786	1,634
Interest cost	1,354	1,170
Amendments	—	19,991
Actuarial gain (loss)	(3,463)	—
Benefit paid	9,610	(3,801)

Benefit obligation at end of year	$46,490	$37,203

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(46,490)	$(37,203)
Unrecognized net obligation existing at January 1, 2003	—	—
Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	13,549	16,770
Intangible assets	—	—
Accumulated other comprehensive income	9,610	—

Accrued benefit cost	$(23,331)	$(20,433)

	Year ended December 31, 2004	Year ended December 31, 2003
	(Dollars in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,786	$1,634
Interest cost on projected benefit obligation	1,354	1,170
Amortization of net obligation at transition	—	—
Amortization of prior service cost	3,221	3,221
Recognized net actuarial loss	—	—

Net periodic pension cost	$6,361	$6,025

The net periodic pension cost was determined using the following assumptions:

	Year ended December 31, 2004	Year ended December 31, 2003
Discount rate	6.25%	6.25%
Salary increase	N/A	N/A
Return on assets	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit obligation was determined using the following assumptions shown below.

	Years ended December 31,
	2004	2003
Discount rate	5.40%	6.25%
Salary increase	N/A	N/A
Measurement date	October 31, 2004	October 31, 2003

The benefits expected to be paid in the next 10 years are as follows:

Projected annual benefit payments
(Dollars in thousands)
2005	$3,277
2006	3,358
2007	3,373
2008	3,531
2009	3,802
2010 - 2014	16,683

Prior to January 1, 2003, the estimated present value of future benefits to be paid was accrued over the vesting period of the employees. The related accumulated accrued liability at December 31, 2002 was approximately $18.2 million. The actuarial assumptions used for determining the present value of the projected benefit obligation included a 7% discount rate. Accruals for these agreements for the years December 31, 2002 and 2001 totaled $5.6 million and $8.2 million, respectively. In 2001, an additional $6.7 million was recorded as part of merger and other related costs in connection with the change in control provisions under SJNB Financial Corp. supplemental employee compensation benefits agreements programs. No such costs were incurred in 2002.

We have purchased life insurance policies as a method of financing the benefits under the agreements. Depending on the agreement, we and the persons designated by the employees, are beneficiaries of the life insurance policies. At December 31, 2004 and 2003, the cash surrender value of these policies was approximately $174.6 million and $157.0 million, respectively, and is included in other assets. The income recognized on these polices was $6.9 million, $6.2 million and $6.1 million in 2004, 2003 and 2002, respectively, and is included in other income.

Deferred Compensation Plan

Effective November 19, 1997, Greater Bay Bancorp adopted the Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, or the 1997 Plan, that allowed eligible employees to defer a portion of their salary, bonus and certain other compensation. The plan earned interest calculated based on a long-term interest reference rate. Effective as of May 1, 2004, the plan was amended to provide earnings based on the returns of participant selected mutual funds. All participants are fully vested at all times in their account balances in the plan. Effective as of December 31, 2003, the 1997 Plan was frozen to all future deferrals of compensation earned after December 31, 2003. This is an unfunded plan. At December 31, 2004 and 2003, $12.9 million and $12.4 million, respectively, of deferred compensation and earnings under this plan is included in other liabilities in the consolidated balance sheet.

On May 24, 2004, Greater Bay Bancorp adopted the Greater Bay Bancorp 2004 Voluntary Deferred Compensation Plan, or the 2004 Plan, effective July 1, 2004, which allowed eligible participants to defer a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of their salary and bonus compensation. Plan earnings are based on the returns of participant selected mutual funds. All participants are fully vested at all times in their account balances in the plan. Effective as of December 31, 2004, the 2004 Plan was frozen to all future deferrals of compensation earned after December 31, 2004 due to the passage of the American Jobs Creation Act of 2004 and its uncertain impact on deferred compensation plans. This is an unfunded plan. At December 31, 2004, $268,000 of deferred compensation and earnings under this plan is included in other liabilities in the consolidated balance sheet.

Additionally, under deferred compensation plans that were established at the Bank of Petaluma, Coast Commercial Bank, Peninsula Bank of Commerce, and San Jose National Bank prior to their mergers with Greater Bay Bancorp, at December 31, 2004 and 2003, $2.2 million and $2.1 million, respectively, of deferred compensation and earnings under these plans is included in other liabilities in the consolidated balance sheet.

Change in Control

In the event of a change in control, the SERP agreements with certain executive and senior officers may require us to make certain payments under those agreements. We also have plans in place, which would require certain payments to be made to certain employees whose employment is terminated or otherwise materially altered pursuant to a change in control. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

NOTE 20—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods and assumptions are set forth below for our financial instruments. Our estimated fair values of financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$171,657	$171,657	$240,891	$240,891
Short-term investments and Fed Funds Sold	—	—	35,000	35,000
Securities	1,615,273	1,624,232	2,227,152	2,227,152
Loans, net	4,361,603	4,364,704	4,413,319	4,433,240
Servicing assets	1,186	1,699	1,679	2,032
Derivative instruments	166	166	2,457	2,457
Financial liabilities:
Deposits:
Demand, noninterest-bearing	1,052,272	1,052,272	1,077,648	1,077,648
MMDA, NOW and Savings	3,263,716	3,263,716	2,858,647	2,858,647
Time certificates, $100,000 and over	647,531	652,387	735,657	736,098
Other time certificates	139,320	148,724	640,715	640,575
Borrowings	788,975	784,950	1,282,191	1,285,829
Derivative instruments	289	289	3,488	3,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying value reported in the balance sheet for cash and cash equivalents approximates fair value.

Securities

The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of long-term securities is estimated based on quoted market prices or bid quotations from securities dealers.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. Rate floors, rate ceilings and prepayment penalties are not considered for fair value purposes.

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

Servicing Assets

We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold to generate the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. Fair value is determined using discounted estimates of future cash flows.

Deposit Liabilities and Borrowings

The fair value for all deposits without fixed maturities and short-term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits and long-term borrowings are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of core deposits does not reflect the core deposits premium which we estimate to be approximately 10% - 12%. Additionally, the fair value of deposits does not include the benefit that results from the low cost of funding provided by our deposits as compared to the cost of borrowing funds in wholesale market.

Derivative Instruments

Derivative instruments are carried at fair value. Fair values are obtained from our counterparty, or other outside independent valuation sources.

Commitments to Extend Credit and Standby Letters of Credit

The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, the value is diminished. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limitations

These fair value disclosures represent management’s best estimates, based on relevant market information and information about the financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and the nature of the financial instrument. These estimates do not reflect any volume premium or discount that could result from offering for sale, at one time, our entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are restricted to existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have significant effect on fair value estimates and have been considered in many of the estimates.

NOTE 21—GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45, which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1) changes in underlying asset, liability, or equity security of the guaranteed party, or

2) a third party’s failure to perform under an obligating guarantee (performance guarantee).

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. A guarantee is a contract that contingently requires us to pay a guaranteed party based on: (1) changes in underlying asset, liability or equity security of the guaranteed party, or (2) a third party’s failure to perform under an obligating guarantee (performance guarantee). As of December 31, 2004, those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2004, the maximum undiscounted future payments that we could be required to make was $118.3 million. Unearned fees on these guarantees were $271,000 at December 31, 2004. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral we hold for these guarantees is as follows:

As of December 31, 2004
(Dollars in thousands)
Cash	$31,436
Credit lines	44,938
Blanket liens on business assets	18,248
Real estate	6,189
Other secured	1,876
Unsecured	15,589

Total	$118,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	We may be required to make contingent payments to the former shareholders of ABD, Matsco and S&C based on their future operating results. Any contingent payments we may be required to make would be recorded as an increase to goodwill. As of December 31, 2004, under the ABD acquisition agreement, the future earn-out payments to ABD’s former shareholders is $3.6 million contingent on ABD reaching forecast earnings before interest, tax, depreciation, and amortization, or EBITDA, targets. These payments are payable in 2005 in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. Should ABD surpass its forecast EBITDA targets, the actual earn-out payment may exceed this amount by up to 65% of the amount in excess of the forecast EBITDA. The forecast EBITDA for ABD, as defined in the acquisition agreement, is $40.3 million for the year ended December 31, 2005. As of December 31, 2004, under the acquisition agreements with Matsco and S&C, the maximum aggregate gross future cash earn-out payments to their former shareholders are, for the years indicated, as follows:

Future earn-out payments
(Dollars in thousands)
2005	$4,800
2006	4,900

Total	$9,700

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of December 31, 2004, the combined credit limits on those accounts were $5.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The financial statements of Greater Bay (parent company only) are presented below:

PARENT COMPANY ONLY—BALANCE SHEETS

	As of December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$272,124	$184,857
Investment in subsidiaries	870,789	868,102
Securities	105,605	65,044
Other assets	185,025	149,656

Total assets	$1,433,543	$1,267,659

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debt	210,311	210,311
Other borrowings	391,352	254,777
Other liabilities	68,814	52,054

Total liabilities	670,477	517,142
Shareholders’ equity:
Convertible preferred stock	103,816	91,752
Common stock	263,190	252,650
Unearned compensation	(1,907)	(344)
Accumulated other comprehensive income /(loss)	(18,474)	209
Retained earnings	416,441	406,250

Total shareholders’ equity	763,066	750,517

Total liabilities and shareholders’ equity	$1,433,543	$1,267,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY ONLY—STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income:
Interest income	$7,689	$3,987	$5,182
Cash dividends from subsidiaries	111,893	53,943	66,390
Non-interest income	4,882	612	11,640

Total	124,464	58,542	83,212

Expenses:
Interest expense	25,230	25,461	22,556
Compensation and benefits	53,058	52,524	41,952
Occupancy and equipment	14,473	13,515	12,283
Other expenses	30,955	27,154	11,816
Less: rentals and fees received from Bank	(92,605)	(105,800)	(79,364)

Total	31,111	12,854	9,243

Income before provision for income taxes and equity in undistributed net income of subsidiaries	93,353	45,688	73,969
Income tax benefit	(3,213)	(121)	(1,690)

Income before equity in undistributed net income of subsidiaries	96,566	45,809	75,659

Equity in undistributed net income of subsidiaries	(3,647)	46,194	48,616

Net income	$92,919	$92,003	$124,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY ONLY—STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows-operating activities
Net income	$92,919	$92,003	$124,274
Reconciliation of net income to net cash from operations:
Equity in undistributed net income of subsidiaries	(101,496)	(93,387)	(108,817)
Net change in other assets	(15,088)	(13,129)	(2,815)
Net change in other liabilities	11,232	14,721	(43,449)

Operating cash flow, net	(12,433)	208	(30,807)

Cash flows-investing activities
Purchases of securities	(250,054)	(37,252)	(49,555)
Proceeds from sale and maturities of securities	203,805	39,582	—
Dividends from subsidiaries	105,143	39,019	17,396
Capital contribution to the subsidiaries	—	—	(17,450)
Payment for business acquisitions	(17,463)	(18,552)	(40,793)
Other investing activities, net	(3,657)	10,494	1,105

Investing cash flows, net	37,774	33,291	(89,297)

Cash flows-financing activities
Net change in borrowings—short-term	—	—	(15,554)
Proceeds from borrowings—long-term	136,381	149,548	97,334
Proceeds from sale of common stock	20,087	17,354	26,883
Repurchase of common stock	(59,208)	—	—
Payment of convertible preferred stock cash dividends	(6,611)	(5,912)	(4,206)
Payment of common stock cash dividends	(28,723)	(28,199)	(25,133)

Financing cash flows, net	61,926	132,791	79,324

Net increase in cash and cash equivalents	87,267	166,290	(40,780)
Cash and cash equivalents at the beginning of the year	184,857	18,567	59,347

Cash and cash equivalents at end of the year	$272,124	$184,857	$18,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23—RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

Total dividends which may be declared by the Bank without receiving prior approval from regulatory authorities are limited to the lesser of the Bank’s retained earnings or the net income of the Bank for the latest two whole and current year-to-date calendar years, less dividends paid during that period. There are additional statutory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under all such restrictions, the amount available for payment of dividends to the holding company totaled $94.2 million at December 31, 2004.

The Bank is subject to certain restrictions under the Federal Reserve Act regarding the extension of credit to affiliates. In particular, the Bank is prohibited from lending or otherwise extending credit to the holding company or its affiliates unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank is limited, in the aggregate to 20% of the Bank’s capital and surplus, as defined by federal regulations, or a maximum of $164.4 million at December 31, 2004. No such advances were made during 2004 or exist as of December 31, 2004.

NOTE 24—RELATED PARTY TRANSACTIONS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equal to those entered into in arms’ length transactions and are made subject to approval by the Directors’ Loan Committee and the Bank Board of Directors. An analysis of total loans to related parties for the years ended December 31, 2004, 2003 and 2002 is shown below:

	2004	2003	2002
	(Dollars in thousands)
Balance, January 1	$62,684	$43,748	$20,907
Additions and repayments, net	(8,959)	18,936	22,841

Balance, December 31	$53,725	$62,684	$43,748

Undisbursed commitments, at year end	$45,065	$35,179	$46,026

We are a party to three leases for buildings owned in part by directors of the holding company or one of its subsidiaries. The ABD headquarters building is partially owned by two directors of the holding company. We pay a monthly rent of $223,000, subject to annual rent adjustments of 3% on a lease which expires in December 2010. ABD also has an administrative building, which is partially owned by a director of the holding company. This building’s base monthly rent is $82,000, subject to annual rent adjustments of up to 3% on a lease which expires in August 2013. As of December 31, 2004, the Bank’s main office is partially owned by two directors of the holding company. We pay a monthly rent of $77,500, subject to annual rent adjustments of 3.5% on a lease which expires in January 2010.

ABD is a party to a software license and maintenance agreement with BenefitPoint, Inc., a provider of software solutions for customer relationship management and procurement in the employee benefits area. A director and the senior vice president of sales of BenefitPoint is the son of a director of the holding company and the Bank. This director also owns shares of BenefitPoint amounting to less than 1% of the outstanding shares. During the year ended December 31, 2004, ABD paid BenefitPoint approximately $123,000 under the agreement.

NOTE 25—VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, defines a variable interest entity as a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity.

The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	At December 31, 2004, we had investments in low income housing tax credit partnerships totaling $11.4 million. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	At December 31, 2004, we had investments in venture capital funds totaling $7.7 million with related additional capital call commitments totaling $7.2 million. Changes in the value of these investments are recorded using the equity method of accounting with any changes in value recognized in the current period. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related additional potential capital calls; and

•	At December 31, 2004, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII, collectively referred to as the Trusts, totaling $6.3 million. The Trusts are subsidiary trusts, which issued trust preferred securities and purchased subordinated debt from our holding company in capital raising transactions. The Trusts are variable interest entities as defined by FIN 46. In accordance with the provisions of FIN 46, we have deconsolidated the Trusts, so that they are not included in our consolidated financial position and results of operations. Also, as a result of the deconsolidation of the Trusts, subordinated debt issued by our holding company to the Trusts, which was previously eliminated in consolidation, is currently recognized as a liability. In order to promote comparability between reporting periods, and to improve the readability of the financial statements, we have elected to restate prior periods to include the deconsolidation of the Trusts (see Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information regarding these Trusts.) The Federal Reserve Board has issued regulations which allow for the continued inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such determination could change at a later date. There is no exposure to loss on these investments.

Matsco Lease Finance, Inc. III was a special purpose corporation wholly owned by our holding company, formed for the purpose of issuing lease-backed notes. This entity repaid its Class A certificates in 2000 and its Class B certificates in 2003 and was merged into the holding company during 2004. Matsco Lease Finance, Inc. III and the REITS each have some characteristics of variable interest entities as defined by FIN 46; however, under FIN 46, are not required to be deconsolidated. The results and financial position of these entities are fully consolidated with our results and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26—RECENT ACCOUNTING DEVELOPMENTS

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

Accounting for Participating Securities and the Two-Class Method Under SFAS No. 128

In March 2004, the EITF reached final consensuses on Issue 03-6, “Accounting for Participating Securities and the Two-Class Method under SFAS No. 128”. Issue 03-6 addresses a number of questions regarding the computation of earnings per common share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. Issue 03-6 also provides further guidance in applying the two-class method of calculating earnings per common share. It clarifies what constitutes a participating security and how to apply the two-class method of computing earnings per common share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.

The consensus reached by the EITF on Issue 03-6 is effective for fiscal periods beginning March 31, 2004. We have considered Issue 03-6 and determined that it will not have a material impact on our financial condition or operating results.

Accounting for Contingently Convertible Securities in the Calculation of Diluted Earnings Per Common Share under EITF Issue 04-8

In September 2004, the EITF reached final consensus on Issue No. 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share.

The consensus reached by the EITF on Issue No. 04-8 is effective for fiscal periods ending after December 15, 2004. As a result of the adoption of the EITF consensus on Issue No. 04-8, we are required to include the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the if-converted method. We have also retroactively restated previously presented periods. As a result of this restatement, the number of average common and common equivalent shares increased by 15,000 shares for the year ended December 31, 2003 and 11,000 shares for the year ended December 31, 2002. These restatements did not result in a change in the previously reported diluted earnings per common share for those periods. While the consensus on Issue No. 04-8 revised the manner in which our results are presented, it has not impact the economic substance of our financial performance.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123 and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

NOTE 27—SUBSEQUENT EVENTS

Termination of Planned Exchange and Repurchase of CODES due 2024

During 2004, we announced that we had intended to offer to exchange up to $265,212,000 principal amount at maturity of CODES due 2024 for all of our currently outstanding CODES due 2024. Under EITF Issue No. 04-8, we would not have been required to include any shares issuable upon conversion of the CODES issued in the exchange offer in our diluted shares outstanding for purposes of computing our diluted earnings per common share until the market price of our common stock exceeds the conversion price, and would then only have to include that number of shares as would then be issuable based upon the in-the-money value of the conversion rights under the CODES.

On February 21, 2005 we announced that we had decided to terminate this planned exchange offer for the CODES due 2024. We decided to terminate the planned exchange offer based on the passage of time since the original announcement of the intent to commence the exchange offer and the costs associated with completing the exchange. In reaching this decision, we also considered the potential that current CODES holders may elect to exercise their put options in March 2006 in light of the recent rise in interest rates and the current price of our common stock.

Subsequent to December 31, 2004, we repurchased $48.5 million principal amount at maturity of CODES due 2024. The accreted value of those CODES was $44.1 million at the time of repurchase. We will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

record a gain of $326,000 on the retirement of these CODES during the first quarter of 2005. The retirement of these CODES will reduce the weighted average common equivalent shares outstanding during the first quarter of 2005 by 353,000 shares and the weighted average common equivalent shares outstanding during 2005 by 957,000 shares. That reduction will result in an increase in our diluted earnings per common shares for those periods. The amount of that increase will not be determined until we determine our net income for those periods.

NOTE 28—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the stated eight quarters:

	For the quarters ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in thousands, except per share data)
Interest income	$92,576	$93,574	$93,604	$96,745
Net interest income	68,103	70,267	71,882	75,371
Provision for credit losses	213	1,308	2,000	2,000
Non-interest income	44,720	47,767	46,625	47,473
Other expenses	78,481	78,715	77,075	80,044
Income before provision for income taxes	34,129	38,011	39,432	40,800
Net income	21,079	22,455	24,533	24,852
Earnings per common share:
Basic	$0.38	$0.41	$0.45	$0.44
Diluted	$0.33	$0.36	$0.39	$0.42

	For the quarters ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in thousands, except per share data)
Interest income	$98,197	$98,728	$103,450	$107,344
Net interest income	75,222	72,688	73,804	76,167
Provision for credit losses	7,000	8,000	6,700	6,495
Non-interest income	40,533	43,924	42,321	44,764
Other expenses	74,079	72,541	72,246	73,342
Income before provision for income taxes	34,676	36,071	37,179	41,094
Net income	21,420	22,361	23,125	25,097
Earnings per common share:
Basic	$0.38	$0.40	$0.42	$0.46
Diluted	$0.37	$0.39	$0.41	$0.45

The diluted earnings per common share for all periods presented have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method. As a result of this restatement, the number of average common and common equivalent shares increased by 6.3 million shares for both the quarters ended September 31, 2004 and June 30, 2004 and 569,000 shares for the quarter ended March 31, 2004. Prior to the adoption of EITF 04-8, we reported diluted earnings per common shares of $0.40, $0.43 and $0.43 for those periods. The restatements also resulted in a nominal increase in the number of average common and common equivalent shares for all periods during 2003 which did not result in a change in the previously reported diluted earnings per common share for those periods.