Form 10-Q
period 2005-03-31
GREATER BAY BANCORP
filed 2005-05-10
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

1900 University Avenue, 6th Floor, East Palo Alto, California 94303

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

Outstanding shares of Common Stock, no par value, as of April 30, 2005: 51,165,608

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information

i

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$213,806	$171,657
Securities:
Securities available for sale, at fair value	1,107,241	1,103,877
Securities held to maturity, at amortized cost (fair value: $452,972 and $465,330)	450,088	456,371
Other securities	34,791	42,020

Total securities	1,592,120	1,602,268
Loans, net of deferred fees and costs	4,485,499	4,469,120
Allowance for loan and lease losses	(99,355)	(107,517)

Total loans, net	4,386,144	4,361,603
Property, premises and equipment, net	104,901	100,270
Goodwill	212,077	212,432
Other intangible assets	36,986	39,228
Interest receivable and other assets	434,522	444,599

Total assets	$6,980,556	$6,932,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$4,995,743	$5,102,839
Borrowings	985,672	788,975
Other liabilities	227,263	264,556

Total liabilities	6,208,678	6,156,370

Preferred stock of real estate investment trust subsidiaries	12,577	12,621

Commitments and contingencies (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock	103,569	103,816
Common stock, no par value: 160,000,000 shares authorized; 51,045,917 and 51,179,450 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	266,619	263,190
Unearned compensation	(3,049)	(1,907)
Accumulated other comprehensive loss	(27,717)	(18,474)
Retained earnings	419,879	416,441

Total shareholders’ equity	759,301	763,066

Total liabilities and shareholders’ equity	$6,980,556	$6,932,057

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2005	2004
INTEREST INCOME
Loans	$74,590	$73,127
Securities:
Taxable	15,644	21,637
Tax - exempt	937	1,116

Total interest on securities	16,581	22,753
Other interest income	627	865

Total interest income	91,798	96,745

INTEREST EXPENSE
Deposits	17,118	11,275
Long-term borrowings	6,683	7,188
Short-term borrowings	1,955	2,911

Total interest expense	25,756	21,374

Net interest income	66,042	75,371
Provision for credit losses	(1,678)	2,000

Net interest income after provision for credit losses	67,720	73,371

NON-INTEREST INCOME
Insurance commissions and fees	38,122	34,581
Rental revenues on operating leases	4,032	2,317
Service charges and other fees	2,550	2,623
Loan and international banking fees	1,875	2,036
Trust fees	1,024	851
Gain on sale of securities, net	290	2,342
ATM network revenue	280	360
Gain on sale of loans	95	338
Other income	1,745	2,025

Total non-interest income	50,013	47,473

OPERATING EXPENSES
Compensation and benefits	50,160	49,584
Occupancy and equipment	10,412	10,205
Amortization of intangibles	2,083	2,071
Dividends paid on preferred stock of real estate investment trusts	456	456
Other expenses	20,657	17,728

Total operating expenses	83,768	80,044

Income before provision for income taxes	33,965	40,800
Provision for income taxes	12,455	15,948

Net income	$21,510	$24,852

Net income per common share - basic	$0.38	$0.44

Net income per common share - diluted	$0.34	$0.42

Cash dividends per share of common stock	$0.1500	$0.1425

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Net income	$21,510	$24,852

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains (losses) arising during period (net of taxes of $6.6 million and $8.6 million for the three months ended March 31, 2005 and 2004, respectively)	(9,075)	11,888
Less: reclassification adjustment for net gains included in net income, net of income taxes	(168)	(676)

Other comprehensive income/(loss)	(9,243)	11,212

Comprehensive income	$12,267	$36,064

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock amount	Total shareholders’ equity
For the periods indicated (Dollars in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2004	51,179,450	263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066

Net income	—	—	—	—	21,510	—	21,510
Other comprehensive loss, net of taxes	—	—	—	(9,243)	—	—	(9,243)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(154)	(154)
Conversion of convertible preferred stock	3,029	93	—	—	—	(93)	—
Stock options exercised, including related tax benefits	170,617	2,929	—	—	—	—	2,929
Restricted stock grants, net	53,000	1,325	(1,142)	—	—	—	184
Stock issued in Employee Stock Purchase Plan	49,555	1,034	—	—	—	—	1,034
Stock issued in Dividend Reinvestment Plan	7,085	196	—	—	—	—	196
Stock repurchased	(416,819)	(2,148)	—	—	(8,536)	—	(10,684)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(1,840)	—	(1,840)
Cash dividend $0.15 per share of common stock	—	—	—	—	(7,696)	—	(7,696)

Balance, March 31, 2005	51,045,917	$266,619	$(3,049)	$(27,717)	$419,879	$103,569	$759,301

Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517

Net income	—	—	—	—	24,852	—	24,852
Other comprehensive income, net of taxes	—	—	—	11,212	—	—	11,212
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	298	298
Stock options exercised, including related tax benefits	326,802	4,233	—	—	—	—	4,233
Restricted stock grants, net	44,200	1,282	(1,143)	—	—	—	139
Stock issued in Employee Stock Purchase Plan	26,461	474	—	—	—	—	474
Stock issued in Dividend Reinvestment Plan	6,640	193	—	—	—	—	193
Stock repurchased	(1,695,273)	(8,271)	—	—	(38,518)	—	(46,789)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(1,654)	—	(1,654)
Cash dividend $0.1425 per share of common stock	—	—	—	—	(7,316)	—	(7,316)

Balance, March 31, 2004	51,238,680	$250,561	$(1,487)	$11,421	$383,614	$92,050	$736,159

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Cash flows - operating activities
Net income	$21,510	$24,852
Reconcilement of net income to net cash from operations:
Provision for credit losses	(1,678)	2,000
Depreciation and amortization	7,707	2,002
Amortization of intangible assets	2,248	2,071
Accretion of discount on borrowings	(24)	422
Deferred and other tax assets	(9,092)	1,465
Loss on sale of other real estate owned	—	115
Gain on sale of loans	(95)	(400)
Gain on sale of securities, net	(290)	(1,166)
Losses on property, premises and equipment and other assets, net	269	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	23,641	(2,919)
Accrued interest payable and other liabilities	(21,892)	1,742
Deferred loan fees and discounts, net	1	(736)

Operating cash flows, net	22,305	29,448

Cash flows - investing activities
Maturities and partial paydowns on securities:
Available for sale	59,886	233,466
Held to maturity	29,659	—
Purchase of securities:
Available for sale	(104,193)	(426,576)
Held to maturity	(22,910)	—
Other securities	(14,060)	—
Proceeds from sale of securities:
Available for sale	36,957	263,433
Other securities	8,209	—
Loans, net	(19,796)	87,024
Proceeds from sale of portfolio loans	—	6,759
Payment for business acquisition	(15,737)	(14,639)
Proceeds from sale of other real estate owned	—	2,240
Proceeds from disposal of property, premises and equipment	228	—
Purchase of property, premises and equipment	(10,972)	(6,303)
Purchase of bank owned life insurance policies	—	—

Investing cash flows, net	(52,729)	145,404

(Continued on next page)

See notes to consolidated financial statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Cash flows - financing activities
Net change in deposits	(107,096)	(131,224)
Net change in borrowings - short-term	240,000	48,001
Proceeds from borrowings - long-term	71	239,952
Principal repayment for borrowings - long-term	(44,341)	(90,000)
Repurchase of common stock	(10,684)	(46,789)
Proceeds from sale of common stock	4,159	6,182
Cash dividends on convertible preferred stock	(1,840)	(1,654)
Cash dividends on common stock	(7,696)	(7,316)

Financing cash flows, net	72,573	17,152

Net change in cash and cash equivalents	42,149	192,004
Cash and cash equivalents at beginning of period	171,657	275,891

Cash and cash equivalents at end of period	$213,806	$467,895

Non-cash transactions:
Conversion of convertible preferred stock	$93	$—

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of March 31, 2005, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Shareholders’ Equity for the three months ended March 31, 2005 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2005.

Organization and Nature of Operations

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association, or the Bank, and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services, or ABD. The Bank conducts business through the following operating divisions: Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, San Jose National Bank, CAPCO, Greater Bay Bank Contra Costa Region, Greater Bay Bank Fremont Region, Greater Bay Bank Carmel, Greater Bay Bank Marin, Greater Bay Bank SBA Lending Group, Greater Bay Capital, Greater Bay Corporate Finance, or Corporate Finance, Greater Bay International Banking Division, Greater Bay Trust Company, Matsco Companies, Inc., or Matsco, Pacific Business Funding and the Venture Banking Group.

On February 1, 2004, we completed the merger of our wholly owned bank subsidiaries into Mid-Peninsula Bank, which was renamed Greater Bay Bank, National Association. The Bank has continued to operate in the same communities and under the same names as before the merger. We also merged MPB Investment Trust and SJNB Investment Trust into CNB Investment Trust I, or CNBIT I, which is a subsidiary of the Bank. These mergers did not impact which entities are included in our consolidated balance sheets and statements of operations or require a restatement of previously reported results.

CNBIT I, along with its subsidiary, CNB Investment Trust II, or CNBIT II, together referred to as the REITs, were formed in order to provide flexibility in raising capital.

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco markets its dental and veterinarian financing services nationally.

Consolidation and Basis of Presentation

Our accounting and reporting policies conform to generally accepted accounting principals, or GAAP, applicable in the United States, and the prevailing practices within the banking industry. The consolidated financial statements include the accounts of our holding company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current presentation. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

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

Comprehensive Income

Statement of Financial Accounting Standards, or SFAS, No. 130, “Reporting Comprehensive Income”, or SFAS No. 130, requires us to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows for the periods indicated:

(Dollars in thousands)	Unrealized gains / (losses) on securities	Additional minimum pension liability	Accumulated other comprehensive income / (loss)
Balance - December 31, 2004	$(12,905)	$(5,569)	$(18,474)
Current period change in fair value	(9,243)	—	(9,243)

Balance - March 31, 2005	$(22,148)	$(5,569)	$(27,717)

Balance - December 31, 2003	$209	$—	$209
period change in fair value	11,212	—	11,212

Balance - March 31, 2004	$11,421	$—	$11,421

Stock-Based Compensation

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” or SFAS No. 148, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and earnings per common share effects based on the SFAS No. 123 and SFAS No. 148 fair value methodology.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise prices of the options are at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant. During the first quarter of 2004, we also recorded $294,000 in compensation costs resulting from stock option modifications. No such compensation costs were recorded during the first quarter of 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

If compensation for our stock option plan had been determined consistent with SFAS No. 123 and SFAS No. 148, our net income per common share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,311	$1,394
Net income:
As reported	$21,510	$24,852
Pro forma	$20,199	$23,458

Basic net income per common share:
As reported	$0.38	$0.44
Pro forma	$0.36	$0.41

Diluted net income per common share:
As reported	$0.34	$0.43
Pro forma	$0.32	$0.40

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

	Three months ended March 31,
	2005	2004
Stock option plan:
Dividend yield	2.3%	2.0%
Expected volatility	40.9%	43.2%
Risk free rates	4.0%	2.9%
Weighted average expected life (in years)	5.86	5.75

Employee stock purchase plan:
Dividend yield	2.0%	2.0%
Expected volatility	23.9%	30.2%
Risk free rates	1.3%	1.7%
Weighted average expected life (in years)	0.25	0.25

The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the excess of the common stock price over the option exercise price when the options are exercised or the employee purchase price when the shares are purchased.

Earnings Per Common Share and Share Amounts

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

share is computed by also considering the impact of potential common stock issuances on both net income available to common shareholders and the weighted average number of common shares outstanding. Potential common stock, or common stock equivalents, relate to common stock underlying dilutive stock options and the outstanding Zero Coupon Senior Convertible Contingent Debt Securities, or CODES. Our convertible preferred stock is anti-dilutive, and is excluded from this calculation.

The diluted earnings per common share for the three months ended March 31, 2004, have been restated to reflect the December 31, 2004 adoption of the Emerging Issues Task Force, or EITF, Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the remaining unredeemed CODES due 2024 and the CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method.

NOTE 2—SECURITIES

At its November 2003 meeting, the EITF of the Financial Accounting Standard Board, or FASB, reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as amended by FASB Staff Position, or FSP, EITF Issue 03-1-1. Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all securities for which the fair value is less than the carrying value to determine if the impairments are other-than-temporary. For those securities which we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other securities, the current period unrealized losses are recorded in other comprehensive income.

We own shares of a single series of Federal National Mortgage Association, or FNMA, Preferred Stock and a single series of Federal Home Loan Mortgage Corporation, or FHLMC, Preferred Stock. At March 31, 2005, the combined cost basis of these two series of preferred stock was $5.3 million. These securities had a combined fair value of $4.2 million at that date. During the first quarter of 2005, we determined that the impairment of these securities was other-than-temporary. As a result of this determination, we recorded $1.0 million charge to current period earnings during the first quarter of 2005 which is included in other income.

As of March 31, 2005, we had temporarily impaired securities with a fair value of $1.3 billion and unrealized losses of $(35.3) million. Securities that are not impaired had a fair value of $283.3 million and unrealized gains of $4.4 million at March 31, 2005. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of March 31, 2005.

	Less than 12 months		12 months or longer		Total
As of March 31, 2005 (Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available for sale securities:
U.S. agency notes	$56,041	$(1,668)	$—	$—	$56,041	$(1,668)	4.13
Mortgage and mortgage related securities	539,521	(11,951)	477,588	(19,558)	1,017,109	(31,509)	2.77
Corporate securities	22,512	(561)	930	(70)	23,442	(631)	3.04

Total available for sale securities	618,074	(14,180)	478,518	(19,628)	1,096,592	(33,808)	2.85
Held to maturity securities:
U.S. treasury obligations	23,008	(6)	—	—	23,008	(6)	0.06
U.S. agency notes	115,593	(518)	—	—	115,593	(518)	3.19
Tax-exempt securities	13,828	(114)	—	—	13,828	(114)	1.38
Corporate securities	58,255	(810)	—	—	58,255	(810)	2.43

Total held to maturity securities	210,684	(1,448)	—	—	210,684	(1,448)	2.52

Total temporarily impaired securities	$828,758	$(15,628)	$478,518	$(19,628)	$1,307,276	$(35,256)	2.80

The temporary declines in the fair value of the securities which have exhibited a decline in fair value are primarily attributable to increases in market interest rates, an increase in credit spreads, changes in implied interest rate volatility and changes in the expected time distribution of interest and principal receipts. As of March 31, 2005, there were 225 temporarily impaired securities in these categories, 177 of which have been impaired for less than 12 months. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

securities, or MBS, category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, convertible to variable and variable, these securities are subject to contractual amortization and prepayments, and our analysis indicates that the expected interest rate duration for this portion of the security portfolio was approximately 2.77 years at March 31, 2005. Management closely monitors all of our investments in trust preferred securities for changes in public credit ratings. We do not believe there are any increases in the credit risk attributable to these securities which has given rise to an other-than-temporary impairment.

Management has determined that we have the intent and ability to hold these securities for the period of time necessary to recover their current value impairment. Therefore, we do not expect to realize losses on any of these securities. As such, management considers the impairments on these securities to be temporary.

NOTE 3—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

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

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2003	$124,489	$1,679	$126,168
Net charge-offs / recoveries	(5,559)	—	(5,559)
Provision	(519)	2,519	2,000

Balance, March 31, 2004	118,411	4,198	122,609
Net charge-offs / recoveries	(3,984)	—	(3,984)
Provision	1,618	382	2,000

Balance, June 30, 2004	116,045	4,580	120,625
Net charge-offs / recoveries	(3,584)	—	(3,584)
Provision	999	309	1,308

Balance, September 30, 2004	113,460	4,889	118,349
Net charge-offs / recoveries	(4,563)	—	(4,563)
Provision	(1,380)	1,593	213

Balance, December 31, 2004	107,517	6,482	113,999
Net charge-offs / recoveries	(3,511)	—	(3,511)
Provision	(4,651)	2,973	(1,678)

Balance, March 31, 2005	$99,355	$9,455	$108,810

Our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components, an individual loan impairment component and a pool loan analysis component.

The individual loan impairment component is equal to the balance of specific reserves, that are established for impaired loans as defined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

Disclosures, an Amendment of SFAS No. 114,” or SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses totaled $13.4 million at March 31, 2005 and $14.6 million at December 31, 2004. The decrease in this allowance component from December 31, 2004 to March 31, 2005 resulted from a decrease in loss exposure associated with impaired loans. In addition, the specific reserve for impaired unfunded credit commitments was $2.4 million at March 31, 2005 and $1.9 million at December 31, 2004.

The pool loan analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that are likely to default to determine an estimate of loss. This first step of the pool loan analysis resulted in an allowance for loan and lease loss requirement of $45.2 million at March 31, 2005 and $55.8 million at December 31, 2004. The decrease in the level of the reserve is a result of a decrease in the average probability of default rates (based on historical data) and an overall improvement in credit quality. In addition, this component of our analysis indicated a reserve for unfunded credit commitments requirement of $3.2 million at March 31, 2005 and $2.1 million at December 31, 2004.

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

This portion of our pool loan analysis resulted in a range of additional required allowance for loan and lease losses of between $26.1 million and $40.7 million at March 31, 2005 and $22.3 million and $37.1 million at December 31, 2004. This increase was the result of an increased percentage of loans in the pass-rated categories which exhibit a heightened risk of having an unidentified, incurred loss, as described above. This portion of our analysis also indicated an additional required reserve for unfunded credit commitments of between $2.3 million and $3.9 million at March 31, 2005 and ranged from $1.5 million to $2.5 million at December 31, 2004.

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was between $84.7 million and $99.4 million at March 31, 2005 and the total indicated range of reserve for unfunded credit commitments was between $7.9 million and $9.5 million at March 31, 2005. Management believes that the most likely amount of loss is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economic trends continue to be of concern and the timing of recovery is uncertain. In addition, we believe that increased interest rates will place added pressure on debt service ratios; and

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

•	We have a significant number of large loans. Unidentified loss-causing events have likely occurred for some large credits and could result in downgrades that would materially alter allowance needs.

In summary, our allowance for loan and lease losses at March 31, 2005 was $99.4 million, and consisted of an individual loan impairment component of $13.4 million and a pool loan analysis component of $86.0 million. This compares to a total allowance of $107.5 million at December 31, 2004, with an individual loan impairment component of $14.6 million and pool loan analysis component of $92.9 million.

Our reserve for unfunded credit commitments at March 31, 2005 was $9.5 million, and consisted of an individual loan impairment component of $2.4 million and a pool loan analysis component of $7.1 million. This compares to a total reserve of $6.5 million at December 31, 2004.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking	$2,360	$1,036	$2,360	$1,214
Holding company	—	—	—	154
Insurance brokerage services	180,956	35,900	181,311	37,800
Specialty finance:
Matsco	22,707	—	22,707	—
CAPCO	6,054	50	6,054	60

Total specialty finance	28,761	50	28,761	60

Total	$212,077	$36,986	$212,432	$39,228

Goodwill

Based on the initial estimate of ABD’s 2004 qualifying financial performance, we accrued ABD’s estimated 2004 earn-out payment as of December 31, 2004, which is payable 60% in cash and 40% in convertible preferred stock. The accrual resulted in a $28.2 million increase to goodwill. During the first quarter of 2005, we updated the determination of the amount of the 2004 ABD earn-out payment and as a result we decreased goodwill by $350,000 due to a valuation adjustment for the convertible preferred stock consideration paid and decreased the number of shares of convertible preferred stock issued by 2,754 shares.

SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the fourth quarter of 2004, we completed the required annual impairment test of goodwill. Based upon our evaluation, our goodwill was not impaired at December 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

Other Intangible Assets

All of our other intangible assets have finite useful lives. We have no indefinite life intangible assets other than goodwill. Other intangible assets at March 31, 2005 and December 31, 2004 were as follows:

As of March 31, 2005 (Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
Insurance brokerage services expirations	$57,194	$(21,648)	$35,546
Loan servicing assets	2,246	(1,224)	1,022
Core deposits	1,465	(1,450)	15
Other covenant not to compete	774	(774)	—
Insurance brokerage services covenant not to compete	708	(354)	354
CAPCO customer base	200	(150)	50

Total intangible assets	$62,586	$(25,600)	$36,986

As of December 31, 2004: (Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
Insurance brokerage services	$57,194	$(19,799)	$37,395
Loan servicing assets	2,403	(1,217)	1,186
Core deposits	1,465	(1,437)	28
Other covenant not to compete	774	(620)	154
Insurance brokerage services covenant not to compete	708	(303)	405
CAPCO customer base	200	(140)	60

Total intangible assets	$62,744	$(23,516)	$39,228

Expirations

Expirations for our insurance brokerage services business segment represent the estimated fair value of the existing customer lists, or books of business, that had been developed over a period of years through the date of acquisition. As of March 31, 2005 and December 31, 2004, we had expirations of $35.5 million and $37.4 million which were recorded in connection with our insurance brokerage services acquisitions. The expirations are estimated to have a life of approximately eight years. As of March 31, 2005, amortization of expirations for each of the next five years is estimated to range between $7.4 million and $8.4 million per year, excluding the effects of the Lucini/Parish acquisition completed May 1, 2005.

Loan Servicing Assets

Loan servicing assets are created upon the sale of Small Business Administration, or SBA, loans as these loans are sold with servicing retained. All other loans and leases are sold with servicing released. Servicing assets, net of accumulated amortization, were $1.0 million at March 31, 2005 as compared to $1.2 million at December 31, 2004. We periodically evaluate servicing assets for impairment. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold that generated the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the serviced loans are homogeneous in nature, the servicing asset is evaluated for impairment using a single strata based upon the fair value of the servicing rights as compared to amortized cost. Fair value is determined using discounted estimates of future cash flows. Impairment to the asset is recorded if the fair value drops below net book value of the asset.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

NOTE 5—BORROWINGS

Borrowings were as follows at the dates indicated:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Short-term borrowings:
FHLB advances	$298,367	$183,679
Other short term notes payable	991	—

Total short-term borrowings	299,358	183,679

Long-term borrowings:
Subordinated debt	210,311	210,311
Zero Coupon Senior Convertible Contingent Debt Securities	197,729	241,502
5.25% Senior Notes, Series B due March 31, 2008	149,855	149,850
FHLB advances	125,641	665
Other long-term notes payable	2,778	2,968

Total long-term borrowings	686,314	605,296

Total borrowings	$985,672	$788,975

Short-term borrowings

During the three months ended March 31, 2005 and the year ended December 31, 2004, the average balances of short-term Federal Home Loan Bank, or FHLB, advances were $254.6 million and $514.0 million, respectively, and the average interest rates during those periods were 3.07% and 1.85%, respectively. The interest rate on short-term FHLB advances outstanding as of March 31, 2005 was 3.12%, compared to 3.51% as of December 31, 2004. The highest amounts outstanding at any month-end were $433.5 million during the three months ended March 31, 2005 and $797.0 million during the year ended December 31, 2004. The FHLB advances are collateralized by loans and securities pledged to the FHLB. We had securities with a carrying value of $658.9 million at March 31, 2005 and $777.9 million at December 31, 2004 and loans with a carrying value of $195.6 million at March 31, 2005 and $204.4 million at December 31, 2004 pledged to the FHLB for both short-term and long-term borrowings.

During the year ended December 31, 2004, the average balance of securities sold under short-term agreements to repurchase were $15.0 million and the average interest rates during the period was 3.71%. There were no such agreements outstanding at March 31, 2005 and December 31, 2004. The highest amount outstanding at any month-end was $20.0 million during the year ended December 31, 2004. Securities sold under short-term agreements to repurchase generally mature within 90 days of date of purchase. No such securities were pledged at March 31, 2005 and December 31, 2004.

During the year ended December 31, 2004, the average balance of federal funds purchased was $87,000 and the average interest rate during the period was 1.77%. There was no balance outstanding at March 31, 2005 and December 31, 2004.

In addition, the holding company had a three year unsecured committed credit facility under which we had $60.0 million available as of March 31, 2005. Effective March 14, 2005, this new facility replaced a short term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. We negotiated a reduction in the committed amount available under our credit facility to reduce the associated borrowing costs. Under these credit facilities, we had no advances outstanding at March 31, 2005 and December 31, 2004. There were no average balances outstanding during the three months ended March 31, 2005 and the year ended December 31, 2004 and there were no amounts outstanding at any month-end during the three months ended March

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

31, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $212,000 during the first quarter of 2005 and $220,000 during 2004. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related financial covenants for this credit facility.

Zero Coupon Senior Convertible Contingent Debt Securities

CODES due 2024

As of March 31, 2005, 216,712 units of the CODES due in 2024 were outstanding with a carrying value of $197.0 million. At December 31, 2004, 265,212 units were outstanding with a carrying value of $240.8 million. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and had an accreted value of $909.58 per unit as of March 31, 2005 and $908.44 per unit as of December 31, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable by us at the then accreted value after five years and have an investor put right at the then accreted value on March 23, 2006, 2009, 2014 and 2019.

During the quarter ended March 31, 2005, we repurchased 48,500 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $326,000 on the repurchase of these units.

As of March 31, 2005 and December 31 2004 the CODES due 2024 were convertible into shares of our common stock at a rate of 23.7582 shares per unit of CODES due 2024, contingent upon certain events. The CODES due 2024 were convertible into 5,148,687 shares of our common stock at March 31, 2005 and 6,300,960 shares of our common stock at December 31, 2004. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock.

At April 5, 2005, we adjusted the conversion rate to 23.7716 shares of our common stock per unit of CODES due 2024 to reflect two increases in the dividend rate on our common stock since we issued the CODES due 2024. The conversion rate is adjustable based on several factors, including increases in the dividend rate on our common stock.

CODES due 2022

As of March 31, 2005, 1,000 units of the CODES due in 2022 are outstanding with a carrying value of $682,000. At December 31, 2004, 1,000 units were outstanding with a carrying value of $679,000. Each unit has a $1,000 principal amount at maturity and has an accreted value of $682.34 as of March 31, 2005 and $678.53 per unit as of December 31, 2004. The CODES due 2022 have a yield to maturity of 2.25%, are callable by us at the accreted value five years after issuance and have an investor put right at the accreted value on April 24, 2007, 2012 and 2017. The CODES due 2022 are convertible into 15,370 shares of our common stock at a rate of 15.3699 shares of our common stock per unit of CODES due 2022 contingent upon certain events. Upon conversion, the CODES due 2022 can only be settled in our common stock.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

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

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedges

We had no cash flow hedges as of March 31, 2005. Prior to its termination during the third quarter of 2004, we used an interest rate swap with a notional amount of $30.0 million to convert floating-rate debt to fixed-rate debt. For the period from October 1, 2002 through termination, we elected to assert the designation of 29/30th of this interest rate swap as a cash flow hedge. Subsequent to that designation, changes to the fair value of that hedge were included in other comprehensive income to the extent that the swap was deemed effective. Changes in value attributed to ineffectiveness were recorded in current income.

For the three months ended March 31, 2004, we recognized a loss of $93,000 which represented ineffectiveness of cash flow hedges. There were no such gains or losses during the same periods of 2005. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged items are recorded in the same period the forecasted transaction affects earnings.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

Fair Value Hedges

We had no fair value hedges as of March 31, 2005. Prior to its termination during the third quarter of 2004, we used an interest rate swap to convert fixed-rate debt to floating-rate debt. We entered into a swap, with a notional amount of $150.0 million expiring on March 31, 2008, with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. At March 31, 2004, all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion.

Trading and Non-Hedging Activities

During 2001, we entered into a single transaction, which consists of two interest rate caps, both of which are tied to 6-month LIBOR, have a notional amount of $15.0 million and an initial term of 10 years expiring in July 2011. This transaction includes a short position in an interest rate cap with a 6.25% strike price and a long position in an interest rate cap with a 8.75% strike price. We entered into this transaction in order to synthetically lower the embedded cap rate in trust preferred securities issued by GBB Capital VI. This derivative instrument is recorded at its fair value, which was $151,000 at March 31, 2005 and $166,000 at December 31, 2004. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the hedged liability no longer qualified for hedge treatment. Subsequent to that determination, changes in the value of the derivative contracts were recorded to current income.

Embedded Derivatives

CODES due 2024 and CODES due 2022

The CODES due 2024 contain three features which we are required to treat as bifurcated embedded derivatives in accordance with , SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments Hedging Activities”, or SFAS No. 133, as amended. Those features include:

•	Contingent Interest Feature - We will pay contingent interest to the holders of CODES due 2024 during any six-month period commencing on March 23, 2009, if the average trading price of the CODES due 2024 for the five consecutive trading days ending on the second trading day immediately preceding the beginning of the six-month period equals 120% or more of the sum of the issue price and accreted issue discount of the CODES due 2024 to the day immediately preceding the relevant six-month period.

•	Conversion Option – Parity Clause - A holder has the option to surrender any of its CODES due 2024 and convert them into 23.7582 shares of common stock per $1,000 principal amount if during the five business-day period following any 10 consecutive trading-day period in which the average trading price of the CODES due 2024, as determined following a request from a holder to make a determination, for that 10 trading-day period was less than 98% of the average conversion value for the CODES during that period, subject to certain limitations.

•	Conversion Option – Credit Rating Downgrade Clause - A holder has the option to surrender any of its CODES and convert them into 23.7582 shares of common stock per $1,000 principal amount if during any period following the 30th day after the initial issuance of the CODES due 2024 (1) in which the credit rating assigned to the CODES due 2024 by Moody’s is lower than “Ba3” or by Standard & Poor’s is lower than “BB-”, (2) in which the credit rating assigned to the CODES due 2024 is suspended or withdrawn by either rating agency, or (3) in which neither agency continues to rate the CODES due 2024 or provides ratings services or coverage to us.

These bifurcated embedded derivatives are recorded at their fair value. With the assistance of an independent financial advisor, we have determined that the liability for these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024, $240,000 at March 31, 2005 and $289,000 at

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

December 31, 2004. The majority of the fair value of these embedded derivatives is attributable to the contingent interest feature. The embedded derivatives were recorded upon the origination of the CODES due 2024 and changes in their fair value are recorded to other income.

There are embedded derivatives contained in the 1,000 units of outstanding CODES due 2022 which are similar in nature to the embedded derivatives contained in the CODES due 2024. Management has determined that the fair value of the embedded derivatives contained in the CODES due 2022 is nominal.

Loan Purchase Commitments

From time to time, we enter into commitments to purchase whole loans. We evaluated all such commitments under FAS No. 133, as amended, to determine if the purchase commitment qualifies as a derivative instrument. If we determined that such a derivative exists, the change in value of the derivative instrument will be recorded to other income. As of March 31, 2005, we had loan purchase commitment derivative assets recorded totaling $252,000. No such derivatives existed at December 31, 2004. During the three months ended March 31, 2005 and December 31, 2004 we recorded a gain of $147,000 and a loss of $7,000, respectively, on these commitments. No such gains or losses were recorded during the three months ended March 31, 2004.

Other

We enter into various foreign–currency spot contracts and forward contracts as part of currency trading activities on behalf of our international banking clients. We intermediate these contracts with another counterparty. While the exposure to interest rate and foreign-exchange risk has been mitigated, we remain exposed to counterparty credit risk.

NOTE 7—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. GAAP prohibits the recognition of these items in our consolidated balance sheet, but requires these amounts to be disclosed. Undrawn loan commitments were $1.3 billion and $1.3 billion at March 31, 2005 and December 31, 2004, respectively. Our exposure to credit loss is equal to the commitment amounts, although actual losses on any commitment is limited to amounts ultimately funded or drawn.

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $330.3 million of these commitments relate to real estate construction and are expected to fund within the next 12 months. The remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash loan funding amounts. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities, or business assets.

Commitments under letters of credit were $121.4 million and $125.7 million, at March 31, 2005 and December 31, 2004, respectively. Our exposure to credit loss is equal to the commitment amounts, although actual losses on any commitment is limited to amounts ultimately funded or drawn. Stand-by letters of credit are conditional commitments written by the Bank to guarantee the performance of a client to a third party. These guarantees are primarily related to purchases of inventory by the Bank’s commercial clients, and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients, and the Bank accordingly uses evaluation techniques and collateral requirements similar to those for loan commitments.

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or our results of operations.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

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

Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 10.2% of total ABD commissions and fees received during the twelve month period ended March 31, 2005. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these recent developments in the insurance industry, during 2004 we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

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

NOTE 8—SHAREHOLDERS’ EQUITY

On March 23, 2005, we declared a cash dividend of $0.15 cents per common share payable on April 15, 2005 to shareholders of record as of April 4, 2005.

On March 23, 2005, we announced a share repurchase program that authorized the purchase of up to and including $80.0 million in common stock following our completion of the $70.0 million repurchase program announced in March 2004. During the first quarter of 2005, we repurchased 416,819 shares of common stock for an aggregate amount of $10.7 million under the 2004 repurchase program. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future.

In accordance with our Restated Articles of Incorporation of the Corporation, as of March 31, 2005 and December 31, 2004, we are authorized to issue 10,500,000 shares of preferred stock, in one or more series from time to time. We have designated 1,200,000 shares of preferred stock as Series A Preferred Stock, none of which have been issued. As of March 31, 2005, we have designated 2,349,402 shares of preferred stock as Series B Preferred Stock, as compared to 2,356,606 shares at December 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

There are 2,030,863 shares of Series B Preferred Stock outstanding at March 31, 2005 as compared to 2,035,431 shares outstanding at December 31, 2004. The shares of Series B Preferred Stock were issued in connection with the ABD acquisition. The shares of Series B Preferred Stock have a stated value of $50.00 per share and earn noncumulative cash dividends, payable quarterly in arrears, at the rate of 7.25% per annum on the stated value. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. Beginning in March 2007, or earlier in the event of our change of control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of the Board of Governors of the Federal Reserve System, or the Federal Reserve, at a redemption price in the amount of the stated value per share plus accrued dividends for the then current dividend period.

NOTE 9—EARNINGS PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common and common equivalent shares outstanding including dilutive stock options, convertible preferred stock and the outstanding CODES. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated:

	For the three months ended March 31, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$21,510
Dividends on preferred stock	(1,840)

Income available to common shareholders	19,670	51,135,000	$0.38
Effect of dilutive securities:
Stock options	—	1,094,000
CODES due 2022	2	15,000
CODES due 2024	172	5,940,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$19,844	58,184,000	$0.34

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

	For the three months ended March 31, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$24,852
Dividends on preferred stock	(1,653)

Income available to common shareholders	23,199	52,654,000	$0.44
Effect of dilutive securities:
Stock options	—	1,612,000
CODES due 2022	2	15,000
CODES due 2024	15	554,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$23,216	54,835,000	$0.42

There were options outstanding to purchase 2,269,913 shares and 1,735,036 shares at ended March 31, 2005 and 2004, respectively, that were considered anti-dilutive whereby the options’ exercise price was greater than the average market price of the common stock during the three months ended March 31, 2005 and March 31, 2004. As such, these options were not included in the share totals for purposes of computing diluted net income per share.

The convertible preferred stock was considered anti-dilutive during the three months ended March 31, 2005 and 2004, because the quotient obtained by dividing the preferred dividends of $1.8 million for the quarter ended March 31, 2005 and $1.7 million for the quarter ended March 31, 2004 divided by the common stock equivalent of the convertible preferred stock of 3,391,541 shares of common stock for the quarter ended March 31, 2005 and 3,043,000 shares of common stock for the quarter ended March 31, 2004, respectively, were greater than the diluted earnings per common share. As such, the common shares into which this preferred stock is convertible are not included in the common equivalent share totals for purposes of computing diluted earnings per common share. Net income available to common shareholders is based on total net income less preferred dividends of $1.8 million for quarter ended March 31, 2005 and $1.7 million for quarter ended March 31, 2004.

The diluted earnings per common share for the three months ended March 31, 2004 has been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the remaining unredeemed CODES due 2024 and the CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method. As a result of this restatement, the number of average common and common equivalent shares increased by 569,000 shares for the three months ended March 31, 2004.

NOTE 10—INCOME TAXES

Our effective income tax rate for the first quarter of 2005 was 36.7%, as compared to 38.2% for the fourth quarter of 2004 and 39.1% for the first quarter of 2004. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion, and tax-exempt income on municipal securities and bank-owned life insurance policy investment earnings that are exempt from taxation.

In 2004, we received a Notice of Proposed Adjustment, or the Notice, from the Internal Revenue Service, or IRS, challenging the deductibility of certain expenses on our 2000 and 2001 tax returns primarily related to multiple acquisitions during those years. If all of the adjustments in the Notice were upheld for federal and state tax purposes, we estimate that the combined federal and California tax cost would be approximately $11.5 million, including the impact of tax benefits that would be realized in future periods. We have provided additional information and analysis concerning the items in the Notice and are continuing our dialogue with the IRS concerning the 2000 and 2001 tax years.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and certain tentatively agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that a loss had occurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the first quarter of 2005. A similar analysis occurred as of December 31, 2004, and we reached the same conclusion.

In the fourth quarter of 2001, we formed CNBIT II, which elected to be taxed as a REIT and sold preferred stock of CNBIT II for $15.0 million in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNBIT II preferred stock. We are providing the requested information to the IRS. To date, the IRS has taken no further action regarding the claimed loss deduction. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. While we do not believe it is probable that a loss has been incurred, we cannot determine, at this time, the eventual outcome, timing or impact of this matter.

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through March 31, 2005, we have cumulatively recognized a net tax benefit of $2.5 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

NOTE 11—BUSINESS SEGMENTS

We are organized along four business segments, namely: community banking, specialty finance, trust services and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated five operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD. Our holding company is excluded from our business segments. The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

During the three months ended March 31, 2005 and 2004, specialty finance paid interest charges to community banking of $10.4 million and $9.5 million, respectively. Community banking paid interest charges to trust services of $569,000 and $362,000 during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, ABD received insurance commission and fees from the holding company and the other business segments of $76,000 and $105,000, respectively. All other intersegment revenue is not significant to the results of the segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

Each business segment is allocated a portion of overhead administrative expenses, or intercompany allocation, incurred by the Bank. The allocation formula is based on time studies prepared by each administrative department. Costs incurred by the holding company, including reimbursement to the Bank for administrative expenses incurred on behalf of the holding company, are not allocated to the business segments.

On January 1, 2005 we transferred the employees of the holding company to the Bank and assigned those employees to the community banking business segment. The increase in community banking’s direct operating expenses are primarily a result of that transfer of employees.

During 2005, community banking was reimbursed by the holding company and the other business segments for administrative services community banking performed on their behalf. Previously, those services were provided by the holding company and the holding company was reimbursed by the Bank for the business segments’ share of the administrative services through the intercompany allocation. We also revised the distribution of administrative service expenses allocated to the business segments and the billing rate for those services. During 2005, the intercompany allocation was recorded at cost. Previously, the holding company charged for the estimated fair value of those services which in the first quarter of 2004 generated a $3.3 million profit. The change in intercompany allocation for community banking and the holding company during the first quarter of 2005 as compared to the same period in 2004 resulted from the transfer of employees from the holding company to the Bank and the change in the way in which we allocate our administrative service expenses; we have determined that it is impractical to restate prior periods to reflect this change.

The following table shows key operating results and financial position as of and for the three months ended March 31, 2005 and 2004 for each of our business segments, the combined total for all of our business segments, our parent company and the eliminating entries used to arrive at our consolidated totals:

	As of and for the three months ended March 31, 2005
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Insurance brokerage services	Total business segments	Holding company (2)	Eliminating entries	Total
Statements of Operations
Net interest income after provision for credit losses	$61,624	$10,660	$273	$293	$72,850	$(5,130)	$—	$67,720
Non-interest income	5,872	5,940	1,046	38,198	51,056	1,054	(2,097)	50,013
Operating expenses:
Direct operating expense	38,020	8,718	654	30,242	77,634	7,897	(1,763)	83,768
Intercompany allocation	(4,982)	562	61	171	(4,188)	4,522	(334)	—

Total operating expenses	33,038	9,280	715	30,413	73,446	12,419	(2,097)	83,768

Income before provision for income taxes (1)	$34,458	$7,320	$604	$8,078	$50,460	$(16,495)	$—	$33,965

Balance Sheets
Total assets	$5,766,203	$1,328,274	$—	$325,254	$7,419,731	$429,363	$(868,538)	$6,980,556
Deposits	5,212,524	5,511	46,993	—	5,265,028	—	(269,285)	4,995,743
Assets under administration	—	—	648,920	—	648,920	—	—	648,920

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	Does not include the holding company’s investment in subsidiaries or the undistributed income of those subsidiaries, which are eliminated in consolidation.

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

	As of and for the three months ended March 31, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Insurance brokerage services	Total business segments	Holding company (2)	Eliminating entries	Total
Statements of Operations
Net interest income after provision for credit losses	$66,288	$11,720	$245	$183	$78,436	$(5,148)	$83	$73,371
Non-interest income	7,894	4,953	880	34,687	48,414	1,301	(2,242)	47,473
Operating expenses:
Direct operating expense	20,759	8,084	813	28,139	57,795	24,042	(1,793)	80,044
Intercompany allocation	24,035	720	60	—	24,815	(24,318)	(497)	—

Total operating expenses	44,794	8,804	873	28,139	82,610	(276)	(2,290)	80,044

Income before provision for income taxes (1)	$29,388	$7,869	$252	$6,731	$44,240	$(3,571)	$131	$40,800

Balance Sheets
Total assets	$6,302,080	$1,151,184	$—	$286,290	$7,739,554	$660,049	$(1,043,488)	$7,642,405
Deposits	5,564,784	8,982	49,349	—	5,623,115	—	(441,672)	5,181,443
Assets under administration	—	—	640,063	—	640,063	—	—	640,063

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

(2)	Does not include the holding company’s investment in subsidiaries or the undistributed income of those subsidiaries, which are eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

NOTE 12—GUARANTEES

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. A guarantee is a contract that contingently requires us to pay a guaranteed party based on: (1) changes in underlying asset, liability or equity security of the guaranteed party or (2) a third party’s failure to perform under an obligating guarantee (performance guarantee). As of March 31, 2005, those guarantees included the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At March 31, 2005, the maximum undiscounted future payments that we could be required to make was $115.8 million. Unearned fees on these guarantees were $350,000 at March 31, 2005, which we have also deemed to be fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows:

(Dollars in thousands)	As of March 31, 2005
Cash	$32,876
Credit lines	46,566
Blanket liens on business assets	17,858
Real estate	4,427
Other secured	838
Unsecured	13,233

Total	$115,798

•	We may be required to make contingent payments to the former shareholders of ABD, Matsco and Sullivan & Curtis Insurance Brokers of Washington, LLC, or S&C, based on their future operating results. Any contingent payments would be recorded as an increase to goodwill. As of March 31, 2005, under the ABD acquisition agreement, the future earn-out payments to ABD’s former shareholders was $3.6 million contingent on ABD reaching specified earnings before interest, tax, depreciation, amortization, or specified EBITDA, target during 2005. The payment is payable in a combination of cash and noncumulative convertible preferred stock or, in certain circumstances, common stock. Should ABD surpass its 2005 specified EBITDA target, the actual earn-out payment may exceed this amount by up to 65% of the amount in excess of the specified EBITDA target. The specified EBITDA target for ABD, as defined in the acquisition agreement, is $40.3 million for the year ended December 31, 2004. As of March 31, 2005, under the acquisition agreements with Matsco and S&C, the maximum aggregate gross future cash earn-out payments to their former shareholders were $4.8 million for 2005 and $4.9 million for 2006; and

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of March 31, 2005, the combined credit limits on those accounts were $5.6 million.

NOTE 13 - SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

We have entered into individual agreements with certain executives and senior officers to provide a supplemental employee retirement plan, or SERP. The SERPs are unfunded and are not qualified under IRC Section 401(a). Under these agreements, we are generally obligated to provide for each such employee who continues in employment for a specified period, or, if earlier, until the employee’s total disability or our change in control, a monthly benefit beginning at the employee’s retirement and continuing for the employee’s life in the amount defined or determined in each agreement. In most cases, a related split-dollar life insurance agreement provides a death benefit for the employee’s spouse or other beneficiaries. Most of the agreements are in the form of a defined benefit plan.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

Certain current and former executive employees have additional supplemental retirement benefits that are funded through secular trusts. We are obligated to make annual contributions to the secular trusts for the benefit of these employees in the amounts necessary to provide specified benefit payments beginning at retirement age. The annual contributions to the trusts are taxable income to these employees, and annually, we pay for the benefit of these employees the additional amounts necessary to cover their income and employment tax liabilities on the contributions to the trusts. The secular trusts hold life insurance policies on these employees under which the contributions are invested and benefits paid. For the three months ended March 31, 2005, we made contributions of $370,000 to secular trusts which fund benefits for certain executive officers. We presently anticipate contributing $857,000 to fund the secular trusts during the remainder of 2005. We do not anticipate making any other contributions to the SERP during 2005.

The accumulated benefit obligation under the SERP was $47.3 million at March 31, 2005 and $46.5 million at December 31, 2004. Effective for the year ended December 31, 2004, the Minimum Liability provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 87, are applicable. As of December 31, 2004, we recorded a non-cash charge to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS No. 87. SFAS No. 87 requires that this liability be recognized at year-end in an amount equal to the amount by which the accumulated benefit obligation exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation, which totaled $13.6 million at December 31, 2004. The additional minimum pension liability adjustments totaling $5.6 million, net of tax, was recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at December 31, 2004.

The following table sets forth the SERP’s net periodic pension cost for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2005	2004
Net pension cost included the following components:
Service cost-benefits earned during the period	$570	$449
Interest cost on projected benefit obligation	605	336
Amortization of prior service cost	805	805
Recognized net actuarial loss	145	—

Net periodic pension cost	$2,125	$1,590

NOTE 14—VARIABLE INTEREST ENTITIES

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	At March 31, 2005, we had investments in low income housing tax credit partnerships totaling $11.1 million. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	At March 31, 2005, we had investments in venture capital funds totaling $8.0 million with related additional potential capital calls totaling $6.5 million. Changes in the value of these investments are recorded using the equity method of accounting with any changes in value recognized in the current period. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related additional potential capital calls; and

•	At March 31, 2005, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII, collectively referred to as the Trusts, totaling $6.3 million. The Trusts are subsidiary trusts, which issued trust preferred securities and purchased subordinated debt from our holding company in capital raising transactions. The Trusts are variable interest entities as defined by FIN 46. In accordance with the provisions of FIN 46, the Trusts do not qualify for treatment as our consolidated subsidiaries and therefore they are not included in our consolidated financial position and results of operations. The Federal Reserve has issued regulations which allow for the continued inclusion of these instruments in Tier I capital regardless of the FIN 46 interpretation, although such determination could change at a later date. There is no exposure to loss on these investments.

Under FIN 46, the REITs are required to be consolidated.

NOTE 15—RECENT ACCOUNTING DEVELOPMENTS

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2005 and December 31, 2004 and for the Three Months Ended March 31, 2005 and 2004

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes Accounting Principals Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123 and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in our 2004 Annual Report on Form 10-K. On April 21, 2005 the Securities and Exchange Commission, or SEC, amended Rule 4–01(a) of Regulation S-X, as a result of which, we will be required to adopt SFAS No. 123R beginning January 1, 2006. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

Purchased Loans.

In December 2003, the SEC issued Statement of Position, or SOP, 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.

The adoption of this SOP did not have a material impact on our financial condition or operating results.

NOTE 16—SUBSEQUENT EVENTS

Subsequent to March 31, 2005, we issued $150.0 million aggregate principal amount of 5.125% Senior Notes, Series C, due April 15, 2010, or the Senior Notes due 2010. The net proceeds from the issuance of the Senior Notes due 2010 were approximately $148.3 million after deducting the initial purchaser’s discounts and commissions and offering expenses. The Senior Notes due 2010 are not subject to redemption at our option or repayment at the option of the holders, in whole or in part, prior to maturity and will not have the benefit of any sinking fund. The Senior Notes due 2010 have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and were only sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act), and to institutional accredited investors that are “accredited investors” within the meaning of subparagraph (a)(1), (2), (3) or (7) of Rule 501 under the Securities Act, and outside the United States in accordance with Regulation S under the Securities Act. We have agreed, subject to certain restrictions and conditions, to file a registration statement under the Securities Act to permit the exchange of the Senior Notes due 2010 for registered notes having terms substantially identical to those of the notes offered hereby (except that the registered notes will not be subject to restrictions on ownership and transfer) or, in the alternative, the registered resale of the notes.

On May 1, 2005, we completed the acquisition of Lucini/Parish Insurance, Inc., or Lucini/Parish, a Reno, Nevada-based commercial insurance brokerage firm. Lucini/Parish recorded annual revenue for 2004 of approximately $21 million. The firm currently employs more than 135 professionals, and specializes in property and casualty insurance services and risk management consulting with offices in seven cities in Nevada and California.

Subsequent to March 31, 2005 and through May 10, 2005, we repurchased 92,162 units of CODES due 2024 which have a $92.2 million principal amount at maturity. The accreted value of those CODES was $83.8 million at the time of repurchase. We will record a gain of $970,000 on the retirement of these CODES during the second quarter of 2005. The retirement of these CODES will reduce the weighted average common equivalent shares outstanding during the second quarter of 2005 by 1,361,000 shares and the weighted average common equivalent shares outstanding during 2005 by 1,444,000 shares. That reduction will result in an increase in our diluted earnings per common shares for those periods. The amount of that increase will not be determined until we determine our net income for those periods.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance and perceived opportunities in the market. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the annual report on Form 10-K for the year ended December 31, 2004 under ITEM 1. “BUSINESS – Factors That May Affect Future Results of Operations.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

From time-to-time, legislation and regulations are implemented which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. Our lines of business are organized along four business segments. The services that our business segments provide are as follows:

•	Community Banking. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties.

•	Specialty Finance. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco provides dental and veterinarian financing services nationally. Pacific Business Funding, which also offers asset-based lending and accounts receivable factoring products operates in Silicon Valley and the San Francisco Peninsula. Greater Bay Bank SBA Lending Group is an SBA National Preferred Lender and operates in the San Francisco Bay Area.

•	Insurance Brokerage Services. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

•	Trust Services. Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On February 1, 2004, we merged our 11 bank subsidiaries into a single bank subsidiary. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements and reduce our regulatory reporting burden. At March 31, 2005, this integration process was underway. The merger requires the integration of 11 similar, but separately operated, back-office systems into a single merged system. While historically we have completed numerous system conversions, the planned system integration is the first time we will merge separate systems into one integrated platform. Even though we have allocated considerable resources to the planning and execution of this integration, there can be no assurance that unforeseen issues will not adversely affect us. Failure to successfully complete this integration could result in the failure to achieve anticipated operating efficiencies and loss of customers.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2004 Annual Report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an controlled manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses, the Reserve for Unfunded Credit Commitments and Impaired Loans

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio. The reserve for unfunded credit commitments represents management’s best estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by the provision for credit losses charged to expense and reduced by loans charged-off, net of principal recoveries. The allowance for loan and lease losses is determined based on the size and distribution of the portfolio by credit risk grade, the nature of underlying collateral and the amount of loan impairment as well as on management’s assessment of several factors including: (i) current economic conditions and the related impact on specific borrowers and industry groups, (ii) historical default experiences, and (iii) expected loss in the event of default. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. See “-FINANCIAL CONDITION – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments” for more information regarding the factors underlying our estimation methodology for determining losses inherent in our loan portfolio and unfunded loan commitments.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Securities

Income from the securities portfolio is a material part of our total revenue. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of our financial condition and results of operations. Many of the securities are purchased at a premium or discount. Except for mortgage-related securities, discounts are accreted over the life of the security, and premiums are amortized to contractual maturity or the call date whichever results in the lower yield. For mortgage-related securities (i.e. securities that are collateralized by residential mortgage loans), the amortization or accretion is based on estimated time distribution of principal repayment from the date of purchase. The estimated time distribution of principal repayment for these securities fluctuates based on changes in prepayment speed attributable to refinancings (i.e. lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgage (i.e. how often the underlying properties are sold and mortgages paid-off). We use estimates for the remaining time distribution of principal repayments based on information received from knowledgeable third parties. We adjust the purchase premium or discount amortization or accretion rate to reflect changes in the time distribution of principal repayments.

The reported fair value of most securities available for sale is the quoted market price. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

On a quarterly basis, we evaluate all securities for which the fair value is less than the carrying value to determine if the impairments are other-than-temporary. That evaluation requires us to consider, among others items, the length of time and the extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer of the security; and whether we have the ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recover in the securities market value, to determine if the decline in value of a security is other-than-temporary. The evaluation of these factors are subjective, and if our evaluation is incorrect, we could be required to recognize the losses on those securities in future periods.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

Our accounting for income taxes is explained in Note 17 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2004 Annual Report on Form 10-K.

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

Supplemental Employee Retirement Plan

As described in Note 13 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we have entered into supplemental employee retirement agreements with certain executive and senior officers. Our liability under these agreements is measured in accordance with SFAS No. 87. The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels. Should these estimates prove materially different from actual results, we could incur additional or reduced future expense.

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated. These measurements are based on our net income, as reported on the face of our consolidated financial statements that are prepared in accordance with GAAP.

	For the three months ended March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Net income	$21,510	$24,852
Earnings per common share:
Basic	$0.38	$0.44
Diluted	$0.34	$0.42
Return on average assets, annualized	1.26%	1.32%
Return on average total shareholders’ equity, annualized	11.28%	13.04%

The diluted earnings per common share for the three months ended March 31, 2004 have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income decreased 13.4% to $21.5 million, or $0.34 per diluted share, during the three months ended March 31, 2005, as compared to $24.9 million, or $0.42 per diluted share, for same three months of 2004. The $3.3 million decrease in net income for the three months ended March 31, 2005 compared to the same three months of 2004 was primarily attributable to the following items:

•	An increase of 3,349,000 shares in the weighted average common stock and common stock equivalents. The increase in the weighted average common stock equivalents was the result of the issuance of the CODES due 2024 which increased weighted average common stock equivalents by 5.4 million shares. These increases were partially offset by a 1.5 million share decline in the weighted average common shares outstanding and a 518,000 share decrease in weighted average common stock equivalents resulting from our stock option plan. The decline in the weighted average common shares outstanding was primarily the result of the common stock share repurchase program;

•	A $9.3 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets and an increase in rates paid on interest-bearing liabilities, offset by the effects of a decline in interest-bearing liabilities and an increase in rates paid on interest-earning assets;

•	A $3.7 million decrease in the provision for credit losses;

•	A $2.5 million increase in non-interest income primarily due to a $3.5 million increase in ABD’s insurance commissions and fees and a $1.7 million increase in rental revenues on operating leases. These increases were partially offset by a decrease of $2.1 million in the gain on sale of securities, net and a $1.0 million impairment charge on two securities included in other income; and

•	A $3.7 million increase in operating expenses. The major components of this increase were increases of $1.5 million in legal and other professional fees, $1.5 million in depreciation – equipment leased to others and $576,000 in compensation and benefits, which were partially offset by a $340,000 decline in correspondent bank fees.

Net Interest Income

Our Interest Rate Risk Strategy

Our interest rate risk, or IRR, strategy focuses on managing this risk within board approved limits. We primarily use balance sheet matching techniques and, to a limited extent, derivatives to manage IRR. We adhere to a core strategy of maintaining a relatively neutral interest rate risk position. Within that context, we may adjust our position based on our interest rate outlook. At March 31, 2005, we had a slight bias toward asset sensitivity.

During 2004 and 2005, we positioned ourselves to be more asset sensitive in anticipation of higher short-term interest rates. As part of this strategy we reduced our securities portfolio, with average securities declining from $2.2 billion during the first quarter of 2004 to $1.6 billion during the first quarter of 2005. The decrease in the portfolio further moderated our exposure to changes in tangible equity, strengthened our overall capital position, and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality. Average loan balances for the first quarter of 2005 have decreased as compared to the fourth quarter of 2004 and the first quarter of 2004 resulting in a reduction in interest income. We used the proceeds realized from investment portfolio sales and the reduction in the loan portfolio to retire short-term wholesale funding, including the Bank’s borrowings and brokered deposits.

Net interest income for the first quarter of 2005 was $66.0 million, compared to $68.1 million for the fourth quarter of 2004 and $75.4 million for the first quarter of 2004. The $2.1 million decrease in our net interest income during the first quarter of 2005 as compared to the fourth quarter of 2004 was primarily due to the decrease in the average loans and securities and an increase in the rate paid on interest-bearing liabilities. These were partially offset by an increase in the loan and securities portfolios’ average yield, and a decrease in average interest-bearing liabilities.

The $9.3 million decrease in our net interest income earned during the first quarter of 2005 as compared to the same period in 2004 was primarily due to an increase in the rates paid on interest bearing liabilities, a decrease in average loans and securities, which was partially offset by increases in the yield earned on interest-earning assets and an increase in interest bearing liabilities. Our net yield earned on interest-earning assets, or net interest margin, for the first quarter of 2005 was 4.45%, compared to 4.37% for the fourth quarter of 2004 and 4.51% for the first quarter of 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Quarters Ended March 31, 2005, December 31, 2004 and March 31, 2004

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances.

	Three months ended March 31,
	2005			2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$32,489	$181	2.26%	$92,582	$204	0.89%
Other short-term securities	3,796	18	1.92%	2,992	12	1.61%
Securities available for sale:
Taxable	1,499,447	16,072	4.35%	2,073,425	22,286	4.32%
Tax-exempt (2)	84,781	937	4.48%	96,735	1,116	4.64%
Loans (3)	4,394,582	74,590	6.88%	4,450,875	73,127	6.61%

Total interest-earning assets	6,015,095	91,798	6.19%	6,716,609	96,745	5.79%
Noninterest-earning assets	932,922			837,724

Total assets	$6,948,017	91,798		$7,554,333	96,745

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,277,312	13,256	1.64%	$2,997,172	7,079	0.95%
Time deposits over $100,000	348,154	1,835	2.14%	456,127	1,839	1.62%
Other time deposits	381,737	2,027	2.15%	738,581	2,357	1.28%

Total interest-bearing deposits	4,007,203	17,118	1.73%	4,191,880	11,275	1.08%
Short-term borrowings	255,965	1,955	3.10%	761,084	2,911	1.54%
CODES	227,334	308	0.55%	75,242	140	0.75%
Subordinated debt	210,311	4,312	8.32%	210,311	4,505	8.62%
Other long-term borrowings	155,981	2,063	5.36%	295,367	2,543	3.46%

Total interest-bearing liabilities	4,856,794	25,756	2.15%	5,533,884	21,374	1.55%
Noninterest-bearing deposits	1,051,341			1,018,638
Other noninterest-bearing liabilities	253,895			222,928
Preferred stock of real estate investment trust subsidiaries	12,577			12,162
Shareholders’ equity	773,410			766,721

Total shareholders’ equity and liabilities	$6,948,017	25,756		$7,554,333	21,374

Net interest income		$66,042			$75,371

Interest rate spread			4.04%			4.24%

Net yield on interest-earning assets(4)			4.45%			4.51%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities are 6.71% and 7.00% for the three months ended March 31, 2005 and 2004, respectively, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $(1,000) and $736,000 for the three months ended March 31, 2005 and 2004, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended March 31, 2005			Three months ended December 31, 2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$32,489	$181	2.26%	$103,806	$474	1.82%
Other short-term securities	3,796	18	1.92%	3,368	17	2.01%
Securities available for sale:
Taxable	1,499,447	16,072	4.35%	1,588,941	16,779	4.20%
Tax-exempt (2)	84,781	937	4.48%	85,346	1,084	5.05%
Loans (3)	4,394,582	74,590	6.88%	4,415,129	74,222	6.69%

Total interest-earning assets	6,015,095	91,798	6.19%	6,196,590	92,576	5.94%
Noninterest-earning assets	932,922			888,717

Total assets	$6,948,017	91,798		$7,085,307	92,576

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,277,312	13,256	1.64%	$3,379,323	12,149	1.43%
Time deposits over $100,000	348,154	1,835	2.14%	383,298	1,837	1.91%
Other time deposits	381,737	2,027	2.15%	440,567	2,015	1.82%

Total interest-bearing deposits	4,007,203	17,118	1.73%	4,203,188	16,001	1.51%
Short-term borrowings	255,965	1,955	3.10%	192,902	1,696	3.50%
CODES	227,334	308	0.55%	241,326	325	0.54%
Subordinated debt	210,311	4,312	8.32%	210,311	4,250	8.04%
Other long-term borrowings	155,981	2,063	5.36%	156,753	2,200	5.58%

Total interest-bearing liabilities	4,856,794	25,756	2.15%	5,004,480	24,472	1.95%
Noninterest-bearing deposits	1,051,341			1,092,218
Other noninterest-bearing liabilities	253,895			223,075
Preferred stock of real estate investment trust subsidiaries	12,577			12,621
Shareholders’ equity	773,410			752,913

Total shareholders’ equity and liabilities	$6,948,017	25,756		$7,085,307	24,472

Net interest income		$66,042			$68,104

Interest rate spread			4.04%			4.00%

Net yield on interest-earning assets(4)			4.45%			4.37%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities are 6.71% and 7.61% for the three months ended March 31, 2005 and December 31, 2004, respectively, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $(1,000) and $340,000 for the three months ended March 31, 2005 and December 31, 2004, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. Changes in net interest income are attributable to changes in the amount of interest-earning assets and interest-bearing liabilities, changes in the composition of those assets and liabilities and changes in the associated interest rates. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans.

	Three months ended March 31, 2005 compared with the same period ended March 31, 2004 favorable / (unfavorable)			Three months ended March 31, 2005 compared with the same period ended December 31, 2004 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(757)	$734	$(23)	$(895)	$602	$(293)
Other short-term investments	4	2	6	5	(4)	1
Securities available for sale:
Taxable	(7,069)	855	(6,214)	(3,307)	2,600	(707)
Tax-exempt	(141)	(38)	(179)	(8)	(139)	(147)
Loans	(5,368)	6,831	1,463	(2,321)	2,689	368

Total interest income	(13,331)	8,384	(4,947)	(6,524)	5,746	(778)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(704)	(5,473)	(6,177)	2,232	(3,339)	(1,107)
Time deposits over $100,000	2,010	(2,006)	4	764	(762)	2
Other time deposits	5,485	(5,155)	330	1,234	(1,246)	(12)

Total interest-bearing deposits	6,791	(12,634)	(5,843)	4,230	(5,347)	(1,117)
Short-term borrowings	9,770	(8,814)	956	(1,336)	1,077	(259)
CODES	(414)	246	(168)	58	(41)	17
Subordinated debt	—	193	193	—	(62)	(62)
Other long-term borrowings	5,413	(4,933)	480	15	122	137

Total interest expense	21,560	(25,942)	(4,382)	2,967	(4,251)	(1,284)

Net increase (decrease) in net interest income	$8,229	$(17,558)	$(9,329)	$(3,557)	$1,495	$(2,062)

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. The following schedule shows the composition of the provision for credit losses and summarizes the reclassification of unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2003	$124,489	$1,679	$126,168
Net charge-offs / recoveries	(5,559)	—	(5,559)
Provision	(519)	2,519	2,000

Balance, March 31, 2004	118,411	4,198	122,609
Net charge-offs / recoveries	(3,984)	—	(3,984)
Provision	1,618	382	2,000

Balance, June 30, 2004	116,045	4,580	120,625
Net charge-offs / recoveries	(3,584)	—	(3,584)
Provision	999	309	1,308

Balance, September 30, 2004	113,460	4,889	118,349
Net charge-offs / recoveries	(4,563)	—	(4,563)
Provision	(1,380)	1,593	213

Balance, December 31, 2004	107,517	6,482	113,999
Net charge-offs / recoveries	(3,511)	—	(3,511)
Provision	(4,651)	2,973	(1,678)

Balance, March 31, 2005	$99,355	$9,455	$108,810

The provision for credit losses was a negative $1,678,000 for the three months ended March 31, 2005, $213,000 for the three months ended December 31, 2004 and $2.0 million for the three months ended March 31, 2004, as restated. The negative provision for credit losses is comprised of a negative $4.7 million provision for loan and lease losses and a $3.0 million provision for unfunded credit commitments. The negative $4.7 million provision for loan and lease losses was primarily a result of decreases in the overall credit risk ratings of our loan and lease portfolio and a decrease in the assumed overall probability of default rates which were updated to include recent experience. The provision for unfunded credit commitments was primarily a result of assuming a higher percentage of usage of the unfunded commitments and an increase in the individual reserve associated with a single unfunded credit. For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “FINANCIAL CONDITION — Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest Income

The following table sets forth information by category of non-interest income for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Insurance commissions and fees	$38,122	$29,727	$33,276	$32,916	$34,581
Rental revenues on operating leases	4,032	3,500	3,067	2,665	2,317
Service charges and other fees	2,550	2,611	2,599	2,624	2,623
Loan and international banking fees	1,875	1,094	1,953	1,962	2,036
Trust fees	1,024	1,041	972	974	851
Gain on sale of securities, net	290	1,636	2,820	1,572	2,342
ATM network revenue	280	302	314	333	360
Gain on sale of loans	95	1,315	129	699	338
Other income	1,745	3,494	2,637	2,880	2,025

Total non-interest income	$50,013	$44,720	$47,767	$46,625	$47,473

The increase in non-interest income during the first quarter of 2005, as compared to the fourth quarter of 2004, is primarily due to increases in operating leases and insurance commissions and fees. This was partially offset by decreases in other income, the gain on sale of securities, net, and the gain on sale of loans. Non-interest income increased during the first quarter of 2005, as compared to the first quarter of 2004, primarily due to the increase in insurance commissions and fees and rental revenues on operating leases. This was partially offset by a decrease in the gain on sale of securities.

The increase in insurance commissions and fees in the first quarter of 2005, as compared to the first quarter of 2004 was a result of ABD’s internal growth. The increase in the first quarter of 2005 as compared to the fourth quarter of 2004 was a result of seasonal override and contingent income.

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

Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 10.2% of total ABD commissions and fees received during the twelve month period ended March 31, 2005. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these recent developments in the insurance industry, during 2004 we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $532,000 increase for the first quarter of 2005, as compared to the fourth quarter of 2004, and the $1.7 million increase for the first quarter of 2005 compared to the first quarter of 2004, is the result of the growth in the size of the portfolio from this line of business.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage IRR and in consideration of other factors. Specific IRR program initiatives can cause us to increase the volume of sales transactions and can result in an increase in gains on securities in the periods when such initiatives occur. Such initiatives were limited during the first quarter of 2005, resulting in a decrease in the gain on sale of securities as compared to the fourth quarter of 2004 and the first quarter of 2004.

The level of the gain on sale of loans is dependent on loan sale volumes and the market rate of premiums paid by loan purchasers. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and our estimate of the period of time we would need to hold the loan in order to earn the same income that we could generate from the sale of the loan under current market conditions.

Gains on the sale of SBA loans are earned through the sale of a portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan based upon their relative fair values. The gain on sale of loans is reduced by the adjusted carrying value of the portion retained and the face amount of the portion retained and the amount of the difference is treated as a deferred gain. The deferred gain is amortized over the life of the related loan using a method which approximates the interest method. SBA loans are sold with servicing retained. All other loan sales are servicing released.

A described in Note 2 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, during the first quarter of 2005, we determined that the impairment on shares of FNMA Preferred Stock and FHLMC Preferred Stock which we own was other-than-temporary. As a result of this determination, we recorded a $1.0 million charge to other income during the first quarter of 2005. There was no such reduction of other income during the fourth quarter or the first quarter of 2004. In connection with the repurchase of 48,500 units of the CODES due 2024 during the first quarter of 2005, we recognized a net gain of $326,000 on the repurchase of these units, which was included in other income. No such gains or losses on the repurchase of CODES were recognized during the fourth quarter or the first quarter of 2004. Other income also includes a $198,000 gain for the first quarter of 2005, a $513,000 loss for the fourth quarter of 2004 and a $198,000 loss for the first quarter of 2004 recognized on derivative instruments marked to market through earnings recorded in accordance with SFAS No. 133, as amended. Other income includes $1.8 million in appreciation of the cash surrender values on bank-owned life insurance policies during the first quarter of 2005 as compared to $1.8 million during the fourth quarter of 2004 and $1.6 million during first quarter of 2004. We own certain other investments in venture capital funds and Community Reinvestment Act, or CRA, qualified investments which are included in other assets. Gains and losses on those investments were $(292,000) during the first quarter of 2005 as compared to $591,000 during the fourth quarter of 2004 and $(1.0) million during the first quarter of 2004. Those gains and losses were included in other income.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three month periods ended:
(Dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Compensation and benefits	$50,160	$42,442	$44,510	$45,626	$49,584
Occupancy and equipment	10,412	11,984	11,570	10,251	10,205
Legal and other professional fees	4,809	6,441	6,525	4,646	3,298
Depreciation - equipment leased to others	3,370	2,941	2,549	2,252	1,905
Amortization of intangibles	2,083	2,072	2,071	2,072	2,071
Marketing and promotion	1,787	1,963	1,741	1,729	1,669
Telephone, postage and supplies	1,607	1,943	1,670	1,853	1,749
Insurance	1,119	1,346	1,267	1,257	1,271
Data processing	1,110	1,222	1,303	1,272	1,227
Contribution to Greater Bay Bancorp Foundation	900	—	—	—	900
Directors’ fees	660	281	283	286	365
Correspondent bank fees	522	580	623	692	862
Dividends paid on preferred stock of real estate investment trusts	456	456	456	456	456
FDIC insurance and regulatory assessments	357	449	458	496	500
Client service expenses	224	242	318	272	327
Expenses on other real estate owned	—	—	—	214	134
Other expenses	4,192	4,119	3,371	3,701	3,521

Total operating expenses	$83,768	$78,481	$78,715	$77,075	$80,044

Efficiency ratio	72.18%	69.56%	66.69%	65.04%	65.16%
Total operating expenses to average assets, annualized	4.89%	4.41%	4.21%	4.06%	4.26%

The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income and other income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. Conversely, an increase in the efficiency ratio would generally indicate a decrease in our overall efficiency. As with any standard ratio, there are limitations inherent in this measure. For example, although an increase in efficiency indicated by a decrease in this ratio would generally be expected to result in improved profitability, but excessive expense reductions could result in, among other items, a weakening of our risk control environment, failure to comply with banking regulations or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table shows the computation of the efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the financial institutions industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other financial institutions which do not have significant non-bank subsidiaries.

	Three month periods ended:
(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Total operating expenses	$83,768	$78,481	$80,044
Less: ABD operating expenses	30,413	28,300	28,139

Total operating expenses without ABD	$53,355	$50,181	$51,905

Total revenue	$116,055	$112,823	$122,844
Less: ABD total revenue	38,491	30,286	34,870

Total revenue without ABD	$77,564	$82,537	$87,974

Efficiency ratio without ABD	68.79%	60.80%	59.00%

The primary sources of variance in operating expenses during the first quarter of 2005 as compared to the fourth quarter of 2004 and the first quarter of 2004 include the following:

•	Compensation and benefits expenses increased in the first quarter of 2005 to $50.2 million, compared to $42.4 million in the fourth quarter of 2004 and $49.6 million in the first quarter of 2004. The increase in the first quarter of 2005 compared to the fourth quarter of 2004 is partially due to the seasonal impact of payroll taxes and benefits and changes in bonus accrual rates. During the first quarter of 2005, we incurred severance costs of $1.7 million. Such expenses were nominal during 2004;

•	During the fourth quarter of 2004, we recorded a $1.7 million increase of occupancy and equipment expense as a result of an adjustment to deferred rent on leased corporate properties. No such adjustments were recorded during the first quarter of 2005 or the first quarter of 2004;

•	During 2005 and 2004, we devoted internal and external resources to documenting and enhancing controls required by the Sarbanes-Oxley Act of 2002. Changes in legal and professional fees incurred during the first quarter of 2005 as compared to the fourth quarter of 2004 and the first quarter of 2004 are primarily a result of expense incurred to document and enhance controls required by the Sarbanes-Oxley Act of 2002. In connection with these efforts, we incurred direct outside legal and other professional fees totaling $666,000 during the first quarter of 2005, $3.3 million during the fourth quarter of 2004 and $200,000 during the first quarter of 2004;

•	Depreciation – equipment leased to others represents expenses related to Greater Bay Capital owned equipment leased to third parties. The increase in expenses related to that operating division is the result of the growth in the size of the portfolio from this line of business;

•	During the first quarter of 2005 and the first quarter of 2004, we contributed $900,000 to the Greater Bay Bancorp Foundation, or the Foundation. We do not anticipate making additional contributions to the Foundation for the remainder of 2005 at this level; and

•	During the first quarter of 2005, director’s fees included one-time costs of $368,000 related to the retirement of several directors. No such expenses were incurred during 2004.

Income Taxes

Our effective income tax rate for the first quarter of 2005 was 36.7%, as compared to 38.2% for the fourth quarter of 2004 and 39.1% for the first quarter of 2004. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion, and tax-exempt income on municipal securities and bank-owned life insurance policy investment earnings that are exempt from taxation.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In 2004, we received a Notice from the IRS challenging the deductibility of certain expenses on our 2000 and 2001 tax returns primarily related to multiple acquisitions during those years. If all of the adjustments in the Notice were upheld for federal and state tax purposes, we estimate that the combined federal and California tax cost would be approximately $11.5 million, including the impact of tax benefits that would be realized in future periods. We have provided additional information and analysis concerning the items in the Notice and are continuing our dialogue with the IRS concerning the 2000 and 2001 tax years.

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and certain tentatively agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that a loss had occurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the first quarter of 2005. A similar analysis occurred as of December 31, 2004, and we reached the same conclusion.

In the fourth quarter of 2001, we formed CNBIT II, which elected to be taxed as a REIT and sold preferred stock of CNBIT II for $15.0 million in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNBIT II preferred stock. We are providing the requested information to the IRS. To date, the IRS has taken no further action regarding the claimed loss deduction. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. While we do not believe it is probable that a loss has been incurred, we cannot determine, at this time, the eventual outcome, timing or impact of this matter.

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through March 31, 2005, we have cumulatively recognized a net tax benefit of $2.5 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

FINANCIAL CONDITION

Total assets increased approximately $48.5 million from $6.9 billion at December 31, 2004 to $7.0 billion at March 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Securities

Securities were $1.6 billion at both March 31, 2005 and December 31, 2004. During 2004, we de-leveraged the balance sheet by reducing our securities portfolio and wholesale borrowings.

The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, MBS, Collateralized Mortgage Obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities, including Federal Reserve Bank stock and FHLB stock. Securities available for sale are recorded at fair value. Securities held to maturity are recorded at amortized cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and FHLB advances. We do not include Federal Funds sold and certain other short-term instruments as securities available for sale. These other instruments are included in cash and cash equivalents.

At March 31, 2005, $1.0 billion, or 64.29%, of our total securities, were invested in mortgage and mortgage-related securities, as compared to $1.0 billion, or 63.9% of our total securities, at December 31, 2004. Although the stated final maturity of these securities is as long as 30 years, due to scheduled principal repayments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately four years.

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in leases and consumer loans. Our lending operations are located in a market area that is dependent on the technology and real estate industries and supporting service companies. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans, reduce the demand for loans and decrease our net interest margin.

The following table presents the composition of our loan portfolio at the dates indicated.

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,006,585	45.7%	$1,969,351	45.2%
Term real estate - commercial	1,540,496	35.1	1,597,756	36.6

Total commercial	3,547,081	80.8	3,567,107	81.8
Real estate construction and land	499,817	11.4	479,113	11.0
Real estate other	321,981	7.3	291,737	6.7
Consumer and other	129,859	3.0	145,065	3.3

Total loans, gross	4,498,738	102.5	4,483,022	102.8
Deferred fees and discounts, net	(13,239)	(0.3)	(13,902)	(0.3)

Total loans, net of deferred fees	4,485,499	102.2	4,469,120	102.5
Allowance for loan and lease losses	(99,355)	(2.2)	(107,517)	(2.5)

Total loans, net	$4,386,144	100.0%	$4,361,603	100.0%

Total loans net of deferred loan fees, increased by $16.4 million from December 31, 2004 to March 31, 2005. This first quarter increase in loans reflects increases in commercial loans of $37.2 million, in real estate construction and land loans of $20.7 million and in other real estate loans of $30.2 million. These increases were partially offset by a decline in term real estate loans of $57.3 million. The underlying shift in loan mix is both consistent with our stated focus and with the quality-oriented opportunities being afforded by our regional markets.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the maturity distribution of our loan portfolio by type and the sensitivity of such loans to changes in interest rates at March 31, 2005.

(Dollars in thousands)	Commercial	Term real estate- commercial	Real estate construction and land	Real estate other	Consumer and other	Total loans, gross
Loans maturing in:
After five years:
Fixed rate	$425,251	$256,114	$—	$2,915	$15,510	$699,790
Variable rate	118,744	512,233	2,224	242,176	484	875,861

One to five years:
Fixed rate	588,053	300,325	30,640	10,684	22,947	952,649
Variable rate	247,733	341,923	97,054	21,338	27,439	735,487

One year or less:
Fixed rate	169,464	37,680	43,000	2,741	6,988	259,873
Variable rate	457,340	92,221	326,899	42,127	56,491	975,078

Total	$2,006,585	$1,540,496	$499,817	$321,981	$129,859	$4,498,738

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

The following table presents our nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Nonperforming assets:
Nonaccrual loans	$52,584	$43,711	$58,741	$42,230	$48,042
OREO	—	—	—	—	1,200
Other nonperforming assets	840	569	534	—	—

Total nonperforming assets	$53,424	$44,280	$59,275	$42,230	$49,242

Restructured loans on accrual status	$—	$250	$252	$255	$439

Accruing loans past due 90 days or more	$40	$6	$53	$26	$—

Nonaccrual loans to total loans	1.17%	0.98%	1.31%	0.95%	1.08%
Nonperforming assets to total assets	0.77%	0.64%	0.83%	0.55%	0.64%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.19%	1.00%	1.33%	0.96%	1.12%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.77%	0.64%	0.84%	0.56%	0.65%

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The amount of interest revenue on nonaccrual loans that was included in net income was $620,000 for the three months ended March 31, 2005 and $46,000 for the three months ended March 31, 2004. The gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $1.1 million for the three months ended March 31, 2005 and $756,000 for the three months ended March 31, 2004.

Restructured loans totaling $5.6 million at March 31, 2005 and $6.1 million at December 31, 2004 were also on nonaccrual status and are included in nonaccrual loans above.

Interest income from restructured loans on accruing status totaled $2,000 for the first quarter of 2004. There was no such interest income from restructured loans on accruing status for the first quarter of 2005. The foregone interest income for the restructured loans on accruing status totaled $2,000 for the first quarter of 2004 and zero for the first quarter of 2005.

The details of our nonaccrual loans at March 31, 2005 and December 31, 2004 were as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Commercial:
Other commercial	$8,794	$12,401
Matsco	10,235	9,020
Venture Banking Group	24	806
SBA	6,752	1,876

Total commercial	25,805	24,103
Real estate:
Term real estate - commercial	15,688	8,560
Real estate construction and land	10,407	10,552
Real estate other	495	496

Total real estate	26,590	19,608
Consumer and other	189	—

Total nonaccrual loans	$52,584	$43,711

The increase in nonaccrual loans was primarily in three areas: commercial term real estate loans of $7.1 million, SBA loans of $4.9 million and Matsco loans of $1.2 million. These increases were offset by a decrease in other commercial loans of $3.6 million. We believe that we have a minimal loss exposure on the SBA loans, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonaccrual loans based on current collateral values.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $13.4 million at March 31, 2005 and $14.6 million at December 31, 2004. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $52.6 million at

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

March 31, 2005 and $43.7 million at December 31, 2004. During the first quarter of 2005, fourth quarter of 2004 and first quarter of 2004, we recognized no interest income during the time within the year that the loans were deemed impaired. As of March 31, 2005, December 31, 2004 and March 31, 2004, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

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

The reserve for unfunded credit commitments is established through a provision for credit losses based on management’s assessment of the inherent loss content in our unfunded commitments. The allowance is increased by provisions charged against current earnings and is reduced by negative provisions as commitments are either funded (and the allowance is transferred to the allowance for loan and lease losses), or credit commitments ratings improve, or commitments expire or may be reduced by net charged-offs if we determine that a loss has occurred on an unfunded commitment.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated:

	At and for the three month periods ended
(Dollars in thousands)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Period end gross loans outstanding	$4,498,738	$4,483,022	$4,484,151	$4,455,599	$4,449,019
Average gross loans outstanding	$4,442,177	$4,466,913	$4,460,760	$4,482,052	$4,501,141
Allowance for loan and lease losses:
Balance at beginning of period	$107,517	$113,460	$116,045	$118,411	$124,489
Charge-offs:
Commercial	(3,061)	(6,411)	(3,261)	(4,111)	(5,816)
Term real estate - commercial	—	(1,178)	—	(490)	(1,117)

Total commercial	(3,061)	(7,589)	(3,261)	(4,601)	(6,933)
Real estate construction and land	(1,681)	—	(2,005)	—	—
Real estate other	—	—	—	—	—
Consumer and other	(13)	(143)	(284)	(79)	(285)

Total charge-offs	(4,755)	(7,732)	(5,550)	(4,680)	(7,218)

Recoveries:
Commercial	1,129	2,846	1,826	560	1,538
Term real estate - commercial	19	—	—	—	—

Total commercial	1,148	2,846	1,826	560	1,538
Real estate construction and land	48	248	48	48	48
Real estate other	—	—	—	4	—
Consumer and other	48	75	92	84	73

Total recoveries	1,244	3,169	1,966	696	1,659

Net charge-offs	(3,511)	(4,563)	(3,584)	(3,984)	(5,559)
Provision charged to income	(4,651)	(1,380)	999	1,618	(519)

Balance at end of period	$99,355	$107,517	$113,460	$116,045	$118,411

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.32%	0.41%	0.32%	0.36%	0.50%
Year to date net charge-offs to average loans outstanding during the period, annualized	0.32%	0.40%	0.39%	0.43%	0.50%

Allowance as a percentage of period end loans outstanding	2.21%	2.40%	2.53%	2.60%	2.66%
Allowance as a percentage of nonaccrual loans	188.94%	245.97%	193.15%	274.79%	246.47%

The provision for credit losses includes the provision for loan and lease losses, shown in the table above and the provision for unfunded credit losses. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the provision for credit losses and summarizing the reclassification of unfunded credit commitments for the five quarters ended March 31, 2005, see “RESULTS OF OPERATIONS – Provision for Credit Losses.”

The decrease in the allowance for loan and lease losses during the first quarter of 2005 was primarily the result of net charge-offs, decreases in the overall credit risk ratings of our loan and lease portfolio and a decrease in the assumed overall probability of default rates which were updated to include recent experience. Our overall credit risk ratings decreased at March 31, 2005 as compared to December 31, 2004 despite an increase in nonaccrual loans.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The reserve for unfunded credit commitments was $9.5 million at March 31, 2005 as compared to $6.5 million at December 31, 2004 and $4.2 million at March 31, 2004.

The increase in the reserve for unfunded credit commitments was primarily a result of assuming a higher percentage of usage of the unfunded commitments and an increase in the individual reserve associated with a single unfunded credit. The increase in the assumed percentage of usage of unfunded commitments was a result of further disaggregating of usage percentage assumptions by loan and customer type.

Our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components, an individual loan impairment component and a pool loan analysis component.

The individual loan impairment component is equal to the balance of specific reserves, that are established for impaired loans as defined by SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses totaled $13.4 million at March 31, 2005 and $14.6 million at December 31, 2004. The decrease in this allowance component from December 31, 2004 to March 31, 2005 resulted from a decrease in loss exposure associated with impaired loans. In addition, the specific reserve for impaired unfunded credit commitments was $2.4 million at March 31, 2005 and $1.9 million at December 31, 2004.

The pool loan analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that are likely to default to determine an estimate of loss. This first step of the pool loan analysis resulted in an allowance for loan and lease loss requirement of $45.2 million at March 31, 2005 and $55.8 million at December 31, 2004. The decrease in the level of the allowance is a result of a decrease in the average probability of default rates (based on historical data) and an overall improvement in credit quality. In addition, this component of our analysis indicated a reserve for unfunded credit commitments requirement of $3.2 million at March 31, 2005 and $2.1 million at December 31, 2004. The increase in this portion of the required pool reserve for unfunded commitments is a result of assuming a higher percentage of usage of the unfunded commitments.

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

This portion of our pool loan analysis resulted in a range of additional required allowance for loan and lease losses of between $26.1 million and $40.7 million at March 31, 2005 and $22.3 million and $37.1 million at December 31, 2004. This increase was the result of an increased percentage of loans in the pass-rated categories

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

which exhibit a heightened risk of having an unidentified, incurred loss, as described above. This portion of our analysis also indicated an additional required reserve for unfunded credit commitments of between $2.3 million and $3.9 million at March 31, 2005 and ranged from $1.5 million to $2.5 million at December 31, 2004. The increase in this portion of the required pool reserve for unfunded commitments is a result of assuming a higher percentage of usage of the unfunded commitments.

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was between $84.7 million and $99.4 million at March 31, 2005 and the total indicated range of reserve for unfunded credit commitments was between $7.9 million and $9.5 million at March 31, 2005. Management believes that the most likely amount of loss is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economic trends continue to be of concern and the timing of recovery is uncertain. In addition, we believe that increased interest rates will place added pressure on debt service ratios; and

•	We have a significant number of large loans. Unidentified loss-causing events have likely occurred for some large credits and could result in downgrades that would materially alter allowance needs.

In summary, our allowance for loan and lease losses at March 31, 2005 was $99.4 million, and consisted of an individual loan impairment component of $13.4 million and a pool loan analysis component of $86.0 million. This compares to a total allowance of $107.5 million at December 31, 2004, with an individual loan impairment component of $14.6 million and pool loan analysis component of $92.9 million.

Our reserve for unfunded credit commitments at March 31, 2005 was $9.5 million, and consisted of an individual loan impairment component of $2.4 million and a pool loan analysis component of $7.1 million. This compares to a total reserve of $6.5 million at December 31, 2004.

As we add new products, increase in complexity, and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan portfolio.

While our current methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the reserve for unfunded credit commitments is, to some extent, based on the judgment and experience of management. Management believes that the allowance for loan and lease losses and the reserve for unfunded credit commitments is adequate as of March 31, 2005 to cover probable losses embedded in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause management to increase or decrease the allowance for loan and lease losses and the reserve for unfunded credit commitments as necessary.

Property, Premises and Equipment

Property, premises and equipment increased by $4.6 million to $104.9 million at March 31, 2005, as compared to $100.3 million at December 31, 2004. The primary reason for this increase is the $5.9 million increase in equipment leased to others, net of accumulated depreciation, and was partially offset by increases in accumulated depreciation on other property, premises and equipment. The equipment leased to others represents equipment owned by Greater Bay Capital and leased to third parties under operating lease contracts. Equipment leased to others, net of depreciation, was $61.3 million at March 31, 2005, compared to $55.4 million at December 31, 2004. This increase is the result of the growth in the size of the operating lease portfolio.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits

Total deposits were $5.0 billion at March 31, 2005, compared to $5.1 billion at December 31, 2004. Total core deposits (which exclude institutional time deposits) decreased by $61.4 million during the first quarter of 2005 to $4.8 billion at March 31, 2005.

Institutional time deposits are comprised of brokered deposits and California state treasury deposits. We had no brokered deposits at March 31, 2005, compared to $83,000 at December 31, 2004. California state treasury deposits were $250.2 million at March 31, 2005, compared to $295.9 million at December 31, 2004.

Borrowings

Borrowings were $985.7 million at March 31, 2005 and $789.0 billion December 31, 2004. At March 31, 2005, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES and other notes payable.

In addition, the holding company had a three year unsecured committed credit facility under which we had $60.0 million available as of March 31, 2005. Effective March 14, 2005, this new facility replaced a short term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. We negotiated a reduction in the committed amount available under our credit facility to reduce the associated borrowing costs. Under these credit facilities, we had no advances outstanding at March 31, 2005 and December 31, 2004, there were no average balances outstanding during the three months ended March 31, 2005 and the year ended December 31, 2004 and there were no amounts outstanding at any month-end during the three months ended March 31, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $212,000 during the first quarter of 2005, $220,000 during 2004. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related financial covenants for this credit facility.

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet the day-to-day obligations as they become due. We manage our liquidity position to allow the Bank to meet the funding needs of its clients while avoid carrying excess liquidity balance due to their low-yield nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally FHLB advances and brokered certificate of deposits.

Net cash provided by operating activities totaled $22.3 million for the three months ended March 31, 2005 and $29.4 million for the same period of 2004.

Cash used in investing activities totaled $(52.7) million for the three months ended March 31, 2005 as compared to cash provided by investing activities of $145.4 million for the three months ended March 31, 2004. The net use of cash for loans, net was $19.8 million for the three months ended March 31, 2005 as compared to cash provided by loans, net of $87.0 million for the three months ended March 31, 2004. The net use of cash for securities, including maturities, partial pay downs, sales and purchases, was $6.5 million for the three months ended March 31, 2005 and as compared to cash provided of $70.3 million for the three months ended March 31, 2004.

Net cash provided by financing activities was $72.6 million for the three months ended March 31, 2005 and $17.2 million for the same period of 2004. For the first three months of 2005 and 2004, the decline in deposit balances decreased cash by $107.1 million and $131.2 million, respectively. Short-term and long-term borrowings increased $195.7 million for the three months ended 2005 and $198.0 million for the three months ended 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2005, we did not have any material commitments for capital expenditures.

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank, ABD and its other subsidiaries and, therefore, it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for the payment of the fees, interest and principal on its line of credit, senior notes, subordinated debt, CODES, and dividends on its capital stock. The holding company has a potential obligation to redeem the CODES due 2024 during 2006, at which time the holding company may be required to redeem some or all of those CODES for cash at their accreted value, which will be $198.1 million. Substantially all of our revenues are obtained from interest received on its securities and dividends paid by our subsidiaries.

In April 2005, we issued $150.0 million in Senior Notes due 2010. The Senior Notes due 2010 have a coupon rate of 5.125% with semiannual payment dates on April 15th and October 15th commencing October 15, 2005. The proceeds from the Senior Notes due 2010 will be used for general purposes.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends the holding company totaled $83.0 million at March 31, 2005. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations. See Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning our holding company’s obligations under its line of credit, senior notes, subordinated debt and the CODES.

Capital Resources

Shareholders’ equity at March 31, 2005 decreased to $759.3 million from $763.1 million at December 31, 2004. The holding company declared dividends of $0.15 per common share during the three months ended March 31, 2005 and $0.57 in the year ended December 31, 2004. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share during the first quarter of 2005 and each quarter of 2004 or an annual rate of $3.625 per preferred share.

On March 17, 2004, we announced a share repurchase program that authorized the purchase of up to $70.0 million of our common stock. During the first quarter of 2005, we repurchased 416,819 shares of common stock for an aggregate amount of $10.7 million. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. On March 23, 2005, we announced a share repurchase program that authorized the purchase of up to and including $80.0 million in common stock.

Under applicable regulatory guidelines, the Trust Preferred Securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of March 31, 2005 and December 31, 2004, those subsidiary trusts have $204.0 million in Trust Preferred Securities outstanding, all of which qualifies as Tier I capital. See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS contained in our Annual Report on Form 10-K for the year ended December 31, 2004, for further information regarding these securities including potential changes to their capital treatment.

During the first quarter of 2005 and the first quarter of 2004, we redeemed 2,754 shares and issued 89 shares, respectively, of 7.25% noncumulative convertible preferred stock. During the first quarter of 2005, 1,814 shares of preferred stock were converted into common stock. No such conversion were made during the first quarter of 2004.

A banking organization’s total qualifying capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Federal Reserve and the Office of the Comptroller of the Currency have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at March 31, 2005 and the two highest levels recognized under these regulations were as follows:

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
March 31, 2005	10.98%	13.08%	14.34%
December 31, 2004	10.67%	13.01%	14.27%
March 31, 2004	9.64%	12.58%	13.84%
The Bank:
March 31, 2005	11.44%	13.45%	14.71%
December 31, 2004	10.75%	13.27%	14.53%
March 31, 2004	9.19%	12.19%	13.46%
Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

Our tangible total equity to tangible asset ratio decreased from 7.66% at December 31, 2004 to 7.58% at March 31, 2005. Goodwill and other intangibles are deducted from total equity and total assets to arrive at tangible equity and tangible assets. At March 31, 2005, total goodwill and other intangibles was $249.1 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations of recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and the value of other intangibles. In our opinion, the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets:

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Common shareholders’ equity	$655,732	$659,250	$644,109
Convertible preferred stock	103,569	103,816	92,050

Total shareholders’ equity	759,301	763,066	736,159
Less: goodwill and other intangibles	(249,063)	(251,660)	(224,095)

Tangible total equity	$510,238	$511,406	$512,064

Total assets	$6,980,556	$6,932,057	$7,642,405
Less: goodwill and other intangibles	(249,063)	(251,660)	(224,095)

Tangible assets	$6,731,493	$6,680,397	$7,418,310

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of March 31, 2005.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,295,673	$—	$—	$—	$1,295,673
Commitments under letters of credit	121,394	—	—	—	121,394
Contingent payments	8,400	4,900			13,300
Operating lease obligations	18,907	33,799	22,016	33,484	108,206
Purchase obligations	6,529	—	—	—	6,529

Total off-balance sheet arrangements	$1,450,902	$38,699	$22,016	$33,484	$1,545,101

Deposits	$4,926,795	$59,531	$9,416	$1	$4,995,743
Borrowings	298,367	126,772	347,717	210,819	983,675
Capital lease obligations	—	—	—	—	—
Other liabilities	167,622	—	—	59,641	227,263

Total aggregate contractual obligations	$5,392,784	$186,303	$357,133	$270,460	$6,206,681

The obligations are categorized by their contractual due dates. Approximately $330.2 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a further description of contingent payments. We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At March 31, 2005, we had potential future venture capital funding requirements of $6.5 million.

RESULTS BY BUSINESS SEGMENTS

We are organized along four business segments, namely: community banking, specialty finance, trust services and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated five operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD. Our holding company is excluded from our business segments. The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

During the three months ended March 31, 2005 and 2004, specialty finance paid interest charges to community banking of $10.4 million and $9.5 million, respectively. Community banking paid interest charges to trust services of $569,000 and $362,000 during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, ABD received insurance commission and fees from the holding company and the other business segments of $76,000 and $105,000, respectively. All other intersegment revenue is not significant to the results of the segments.

Each business segment is allocated a portion of overhead administrative expenses, or intercompany allocation, incurred by the Bank. The allocation formula is based on time studies prepared by each administrative department. Costs incurred by the holding company, including reimbursement to the Bank for administrative expenses incurred on behalf of the holding company, are not allocated to the business segments.

GREATER BAY BANCORP AND SUBSIDIARIES

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate community banking’s performance appear on the following table as of and for the three months ended March 31, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended March 31,
(Dollars in thousands)	2005	2004
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$61,624	$66,288
Non-interest income	5,872	7,894
Operating expenses:
Direct operating expenses	38,020	20,759
Intercompany allocation	(4,982)	24,035

Total operating expenses	33,038	44,794

Income before provision for income taxes (1)	$34,458	$29,388

Balance sheet:
Assets	$5,766,203	$6,302,080
Deposits	$5,212,524	$5,564,784
Other Significant Segment Measures:
Average loans	$3,182,096	$3,371,657
Yield earned on loans	6.61%	6.11%
Net charge-offs	$2,394	$5,083
Average securities	$1,491,114	$2,101,046
Yield earned on securities	4.27%	4.28%
Average interest-bearing deposits (2)	$4,222,208	$4,327,050
Rate paid on deposits	1.70%	1.08%
Compensation and benefits	$23,316	$9,984
Interest charges received from other segments and included in net interest income, net	$9,784	$9,130

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Includes deposit accounts of the holding company and other business segments which are eliminated in consolidation.

Community banking’s income before provision for income taxes increased to $34.5 million for the three months ended March 31, 2005, as compared to $29.5 million for the three months ended December 31, 2004 and $29.4 million for the three months ended March 31, 2004.

Community banking’s primary source of revenues is interest income earned on loans. The average yield earned on loans for the three months ended March 31, 2005 increased to 6.61% as compared to 6.19% for the three months ended December 31, 2004 and 6.11% for the three months ended March 31, 2004. Average loans for the three months ended March 31, 2005 were $3.2 billion, which was the same as the three months ended December 31, 2004. Interest income on loans was $51.9 million for the three months ended March 31, 2005, as compared to $50.2 million for the three months ended December 31, 2004 and $51.2 million for the first quarter of 2004.

Community banking’s second highest source of revenues is interest income earned on securities. The average security portfolio balance for the three months ended March 31, 2005 decreased to $1.5 billion, as compared to $1.6 million for the three months ended December 31, 2004 and $2.1 billion for the same period in 2004. Primarily as a result of this decline, interest income on securities was $15.9 million for the three months ended March 31, 2005, as compared to $16.6 million for the three months ended December 31, 2004 and $22.5 million for the same period in 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Community banking is our primary deposit gathering business segment. Total deposits at March 31, 2005 were $5.2 billion, a 2.70% decrease from the December 31, 2004 balance of $5.4 billion. Community banking’s core deposits, which excludes institutional time deposits, was $5.0 billion at March 31, 2005, a 1.96% decrease from the December 31, 2004 balance of $5.1 billion.

Community banking’s net charge-offs were $2.4 million during the first three months of 2005, as compared to $5.1 million during the same period in 2004.

The decrease in community banking’s non-interest income in the first quarter of 2005 as compared the same period in 2004 is primarily a result of a decrease in the gain on sale of securities (see RESULTS OF OPERATION – Non-interest Income for additional information.)

Community banking’s primary direct operating expense is compensation and benefits. Compensation and benefits were $23.3 million for the three months ended March 31, 2005 as compared to $7.5 million for the three months ended December 31, 2004 and $10.0 million for the three months ended March 31, 2004. On January 1, 2005 we transferred the employees of the holding company to the Bank and assigned those employees to the community banking business segment. The increase in community banking’s direct operating expenses are primarily a result of that transfer of employees.

During 2005, community banking was reimbursed by the holding company and the other business segments for administrative services community banking performed on their behalf. Previously, those services were provided by the holding company and the holding company was reimbursed by the Bank for community banking’s share of the administrative services through the intercompany allocation. We also revised the distribution of administrative service expenses allocated to the business segments and the billing rate for those services. During 2005, the intercompany allocation was recorded at cost. Previously, the holding company charged for the estimated fair value of those services which in the first quarter of 2004 generated a $3.3 million profit. The change in intercompany allocation for community banking and the holding company during the first quarter of 2005 as compared to the same period in 2004 resulted from the transfer of employees from the holding company to the Bank and the change in the way in which we allocate our administrative service expenses; we have determined that it is impractical to restate prior periods to reflect this change.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate specialty finance’s performance appear on the following table as of and for the three months ended March 31, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended March 31,
(Dollars in thousands)	2005	2004
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$10,660	$11,720
Non-interest income	5,940	4,953
Operating expenses:
Direct operating expenses	8,718	8,084
Intercompany allocation	562	720

Total operating expenses	9,280	8,804

Income before provision for income taxes (1)	$7,320	$7,869

Balance sheet:
Assets	$1,328,274	$1,151,184
Deposits	$5,511	$8,982
Other Significant Segment Measures:
Average loans	$1,212,322	$1,072,027
Yield earned on loans	7.60%	8.16%
Net charge-offs	$1,118	$476
Rental revenue on operating leases	$4,032	$2,317
Compensation and benefits	$3,081	$4,099
Interest paid to other segments and included in net interest income	$(10,353)	$(9,492)

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

Specialty finance’s income before provision for income taxes decreased to $7.3 million for the three months ended March 31, 2005, as compared to $6.6 million for the three months ended December 31, 2004 and $7.9 million for the three months ended March 31, 2004.

Specialty finance’s primary source of revenues is interest income earned on loans. Yield earned on loans for the three months ended March 31, 2005 declined to 7.60% as compared to 7.62% for the three months ended December 31, 2004 and 8.16% for the three months ended March 31, 2004. The decrease in yield on loans was offset by an increase in loans. Average loans for the three months ended March 31, 2005 increased to $1.2 billion, as compared to $1.2 billion for the three months ended December 31, 2004 and $1.1 billion for the three months ended March 31, 2004. Interest income on loans was $22.7 million for the three months ended March 31, 2005, as compared to $22.7 million for the three months ended December 31, 2004 and $21.7 million for the three months ended March 31, 2004.

Specialty finance’s primary expense is interest paid to the Community Banking business segment. Specialty finance’s inter-segment interest expense was $10.4 million for the three months ended March 31, 2005, as compared to $10.2 million for the three months ended December 31, 2004 and $9.5 million for the three months ended March 31, 2004.

Specialty finance’s net charge-offs were $1.1 million for the three months ended March 31, 2005, as compared to $3.1 million for the three months ended December 31, 2004 and $476,000 for the three months ended March 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest income is primarily comprised of rental revenue on operating leases and gain on the sale of loans and leases. Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. Rental revenue on operating leases increased to $4.0 million for the three months ended March 31, 2005, as compared to $3.5 million for the three months ended December 31, 2004 and $2.3 million for the three months ended March 31, 2004. The increase in these rental revenues is the result of the growth in the size of the portfolio from this line of business. Gain on the sale of loans and leases were $95,000 for the three months ended March 31, 2005 as compared to $1.5 million for the three months ended December 31, 2004 and $396,000 for the three months ended March 31, 2004. The level of the gain on sale of loans and leases is generally dependent on loan sale volumes. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. See “RESULTS OF OPERATIONS – Non-interest Income” for additional information regarding the computation of the gain on sale of loans.

Specialty finance’s primary direct operating expense is compensation and benefits. Compensation and benefits were $3.1 million for the three months ended March 31, 2005 as compared to $1.7 million for the three months ended December 31, 2004 and $4.1 million for the three months ended March 31, 2004.

Insurance Brokerage Services

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington and Nevada, and clients throughout the United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

The key measures we use to evaluate insurance brokerage services’ performance appear on the following table as of and for the three months ended March 31, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended March 31,
(Dollars in thousands)	2005	2004
Key Measures:
Statement of operations:
Net interest income	$293	$183
Non-interest income	38,198	34,687
Operating expenses:
Direct operating expenses	30,242	28,139
Intercompany allocation	171	—

Income before provision for income taxes	$8,078	$6,731

Balance sheet:
Assets (1)	$325,254	$286,290
Other Significant Segment Measures:
Insurance commissions and fees	$38,198	$34,687
Compensation and benefits	$22,342	$20,613

(1)	Assets include goodwill of $180,956,000 and $148,696,000 as of March 31, 2005 and 2004, respectively.

Insurance brokerage services’ income before provision for income taxes increased to $8.1 million for the three months ended March 31, 2005, as compared to $2.0 million for the three months ended December 31, 2004 and $6.7 million for the three months ended March 31, 2004.

Insurance brokerage services’ primary source of revenues is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. Insurance brokerage fees were $38.2 million for the three months ended March 31, 2005, as compared to $30.1 million for the three months ended December 31, 2004 and $34.7 million for the three months ended March 31, 2004. The increase in insurance commissions and fees was the result of ABD’s internal growth. The increase in the three months ended March 31, 2005 as compared to the three months ended December 31, 2004 was also a result of seasonal override and contingent income.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Insurance brokerage services’ primary expenses are compensation and benefits and amortization of intangibles. Compensation and benefits increased to $22.3 million for the three months ended March 31, 2005 as compared to $19.8 million for the three months ended December 31, 2004 and $20.6 million for the three months ended March 31, 2004. The increase in compensation and benefits was primarily the result of ABD’s internal growth.

As described above, we have changed the way in which we perform our intercompany allocation. As a result of this change, we began to provide for an intercompany allocation to the Insurance Brokerage Services business segment beginning January 1, 2005.

Trust Services

Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the trust needs of the Bank’s business and private banking clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

The key measures we use to evaluate trust services’ performance appear on the following table as of and for the three months ended March 31, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended March 31,
(Dollars in thousands)	2005	2004
Key Measures:
Statement of operations:
Net interest income	$273	$245
Non-interest income	1,046	880
Operating expenses:
Direct operating expenses	654	813
Intercompany allocation	61	60

Total operating expenses	715	873

Income before provision for income taxes (1)	$604	$252

Balance sheet:
Deposits	$46,993	$49,349
Assets under administration (2)	$648,920	$640,063
Other Significant Segment Measures:
Trust fees	$1,024	$851
Compensation and benefits	$528	$626
Interest charges received from other segments and included in net interest income	$569	$362

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

Trust services’ income before provision for income taxes increased to $604,000 for the three months ended March 31, 2005, as compared to $393,000 for the three months ended December 31, 2004 and $252,000 for the three months ended March 31, 2004.

Trust services’ primary source of revenues is trust fees earned on the administration of client assets. Assets under administration at March 31, 2005 were $648.9 million as compared to $634.3 million at December 31, 2004. The increase in these assets was primarily a result of income earned on existing assets. The increase in assets under

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

administration resulted in an increase in trust fees earned, which increased from $851,000 for the three months ended March 31, 2004 to $1.0 million for the three months ended December 31, 2004 and $1.0 million for the three months ended March 31, 2005.

Trust services’ primary expense is compensation and benefits. Compensation and benefits were $528,000 for the three months ended March 31, 2005 compared to $482,000 for the three months ended December 31, 2004 and $626,000 for the three months ended March 31, 2004.

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

Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairment for cost method investments. The guidance in these areas of Issue 03-1 is effective for fiscal years ending after June 15, 2003. The implementation of these areas of Issue 03-1 is not anticipated to have a material impact on our financial statements. We have previously adopted the disclosure provisions of Issue 03-1 for debt and equity investments that are accounted for under SFAS No. 115. Those requirements were effective for fiscal years ending after December 15, 2003.

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

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123 and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in our 2004 Annual Report on Form 10-K. On April 21, 2005 the SEC amended Rule 4–01(a) of Regulation S-X, as a result of which, we will be required to adopt SFAS No. 123R beginning January 1, 2006. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

Purchased Loans.

In December 2003, the SEC issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.

The adoption of this SOP did not have a material impact on our financial condition or operating results.

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

	March 31, 2005			March 31, 2004
Change in interest rates (Dollars in thousands)	Net economic value of portfolio equity	Projected change		Net economic value of portfolio equity	Projected change
		Dollars	Percentage		Dollars	Percentage
100 basis point rise	$1,388,545	$(24,305)	-1.72%	$1,407,135	$35,047	2.55%
Base scenario	1,412,849	—	—	1,372,088	—	—
100 basis point decline	1,409,186	(3,664)	-0.26%	1,307,639	(64,449)	-4.70%

The decrease in the percentage change in the net economic value of portfolio equity as a result of a 100 basis point rise in interest rates from March 31, 2004 to March 31, 2005 was primarily a result of changes in assumptions regarding the speed of deposit repricing.

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

The income simulation model includes various assumptions regarding the repricing behavior for each product and new business volumes and rate behavior. Many of our assets are floating rate loans, which are assumed to reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate non-term deposit products are assumed to reprice more slowly, usually changing less than the assumed change in market rates. As of March 31, 2005, the analysis indicates that our net interest income for the next 12 months would increase 0.63% if rates increased 100 basis points, and decrease by 0.88% if rates decreased 100 basis points.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

This analysis indicates the effect of changes in the next 12 months’ net interest income for an instantaneous set of rate changes. It assumes modest balance sheet growth and relative stability in the loan and deposit portfolio composition, however it does not account for all potential rate induced behavioral effects.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of the quarter ended March 31, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2005.

During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 1. Legal Proceedings – Not applicable

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

On March 23, 2005, we announced a share repurchase program that authorized the purchase of up to and including $80.0 million in common stock, which replaced a repurchase program announced in 2004. On March 17, 2004, we announced a repurchase program that authorized the purchase of up to and including $70.0 million in common stock. Both announced share repurchase programs authorized the purchase of common stock from time-to-time in privately negotiated transactions and in the open market. All repurchases made during the first quarter of 2005 were made prior to March 23, 2005 under the program announced in 2004. The current repurchase program does not have an expiration date.

Set forth below is certain information regarding repurchases of our common stock during the first quarter of 2005:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
January 1, 2005 through January 31, 2005	0	$0.00	0	$10,789
February 1, 2005 through February 28, 2005	0	0.00	0	10,789
March 1, 2005 through March 31, 2005	416,819	25.63	416,819	80,000

Total	416,819	25.63	416,819	80,000

The above table does not include 48,500 units of CODES due 2024 having a $48.5 million principal amount at maturity which were repurchased for aggregate cash of $43.1 million during March 2005. This repurchase was not connected with a publicly announced share repurchase program. The repurchased CODES due 2004 were contingently convertible into an aggregate of 1,152,273 shares of our common stock, but were not convertible at the time of repurchase.

ITEM 3. Defaults Upon Senior Securities – Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders – Not applicable

ITEM 5. Other Information - Not applicable

ITEM 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
2.1	Purchase Agreement between Greater Bay Bancorp and the Initial Purchaser, dated April 12, 2005 (5.125% Senior Notes, Series C, due April 15, 2010).

4.1	Registration Rights Agreement between Greater Bay Bancorp and the Initial Purchaser dated as of April 12, 2004 (5.125% Senior Notes, Series C, due April 15, 2010).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

GREATER BAY BANCORP AND SUBSIDIARIES

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp
(Registrant)

By:	/s/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: May 10, 2005