Form 10-Q
period 2005-06-30
GREATER BAY BANCORP
filed 2005-08-04
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Outstanding shares of Common Stock, no par value, as of July 31, 2005: 50,838,060

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information

i

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$200,048	$171,657
Securities:
Securities available for sale, at fair value	1,082,246	1,103,877
Securities held to maturity, at amortized cost (fair value: $462,235 and $465,330)	453,509	456,371
Other securities	47,907	42,020

Total securities	1,583,662	1,602,268
Loans, net of deferred fees and costs	4,719,525	4,469,120
Allowance for loan and lease losses	(98,487)	(107,517)

Total loans, net	4,621,038	4,361,603
Property, premises and equipment, net	110,283	100,270
Goodwill	236,211	212,432
Other intangible assets	53,785	39,228
Interest receivable and other assets	440,120	444,599

Total assets	$7,245,147	$6,932,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$4,879,299	$5,102,839
Borrowings	1,327,596	788,975
Other liabilities	254,459	264,556

Total liabilities	6,461,354	6,156,370

Preferred stock of real estate investment trust subsidiaries	12,617	12,621

Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock	103,366	103,816
Common stock, no par value: 160,000,000 shares authorized; 50,756,081 and 51,179,450 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	269,711	263,190
Unearned compensation	(5,415)	(1,907)
Accumulated other comprehensive loss	(16,713)	(18,474)
Retained earnings	420,227	416,441

Total shareholders’ equity	771,176	763,066

Total liabilities and shareholders’ equity	$7,245,147	$6,932,057

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
INTEREST INCOME
Loans	$78,760	$71,435	$153,352	$144,562
Securities:
Taxable	16,000	20,678	32,060	42,933
Tax - exempt	1,042	1,147	1,979	2,263

Total interest on securities	17,042	21,825	34,039	45,196
Other interest income	248	344	457	591

Total interest income	96,050	93,604	187,848	190,349

INTEREST EXPENSE
Deposits	18,502	12,181	35,620	23,456
Long-term borrowings	8,498	6,742	15,181	13,930
Short-term borrowings	3,625	2,799	5,580	5,710

Total interest expense	30,625	21,722	56,381	43,096

Net interest income	65,425	71,882	131,467	147,253
Provision for credit losses	2,252	2,000	574	4,000

Net interest income after provision for credit losses	63,173	69,882	130,893	143,253

NON-INTEREST INCOME
Insurance commissions and fees	39,223	32,916	77,345	67,497
Rental revenues on operating leases	4,463	2,665	8,495	4,982
Service charges and other fees	2,869	2,624	5,419	5,247
Loan and international banking fees	2,113	2,061	4,126	4,118
Trust fees	1,060	1,010	2,126	1,907
ATM network revenue	284	333	564	693
Gain on sale of securities, net	9	1,572	299	3,914
Gain on sale of loans	111	699	206	1,037
Other income	4,109	2,880	5,854	4,905

Total non-interest income	54,241	46,760	104,434	94,300

OPERATING EXPENSES
Compensation and benefits	48,172	45,725	98,457	95,330
Occupancy and equipment	11,148	10,251	21,560	20,456
Legal and other professional fees	3,198	4,682	8,049	8,026
Depreciation - equipment leased to others	3,735	2,252	7,105	4,157
Amortization of intangibles	2,072	2,072	4,155	4,143
Other expenses	12,805	12,228	25,752	25,209

Total operating expenses	81,130	77,210	165,078	157,321

Income before provision for income taxes	36,284	39,432	70,249	80,232
Provision for income taxes	13,609	14,899	26,064	30,847

Net income	$22,675	$24,533	$44,185	$49,385

Net income per common share - basic	$0.41	$0.45	$0.79	$0.89

Net income per common share - diluted	$0.38	$0.39	$0.72	$0.81

Cash dividends per share of common stock	$0.1500	$0.1425	$0.3000	$0.2850

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net income	$22,675	$24,533	$44,185	$49,385

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains (losses) arising during period (net of taxes of $8.0 million and $(29.0) million for the three months ended June 30, 2005 and 2004, and $1.4 million and $(20.4) million for the six months ended June 30, 2005 and 2004, respectively)	11,009	(39,969)	1,934	(28,082)
Less: reclassification adjustment for net gains included in net income, net of income taxes	(5)	(1,227)	(173)	(1,902)

Net change	11,004	(41,196)	1,761	(29,984)
Cash flow hedge:
Net gains arising during period (net of taxes of $0 and $669,000 for the three months ended June 30, 2005 and 2004, and $0 and $630,000 for the six months ended June 30, 2005 and 2004, respectively)	—	923	—	868
Less: reclassification adjustment for income included in net income, net of income taxes	—	(622)	—	(567)

Net Change	—	301	—	301
Other comprehensive income/(loss)	11,004	(40,895)	1,761	(29,683)

Comprehensive income	$33,679	$(16,362)	$45,946	$19,702

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

			Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock amount	Total shareholders’ equity
For the periods indicated	Common stock
(Dollars in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2004	51,179,450	263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066
Net income	—	—	—	—	44,185	—	44,185
Other comprehensive income, net of taxes	—	—	—	1,761	—	—	1,761
7.25% convertible preferred stock issued in purchase accounting transaction-valuation adjustment	—	—	—	—	—	(108)	(108)
Conversion of convertible preferred stock	3,029	153	—	—	—	(93)	60
Stock options exercised, including related tax benefits	371,296	5,725	—	—	—	—	5,725
Restricted stock grants, net	168,625	4,129	(3,508)	—	—	—	621
Stock issued in Employee Stock Purchase Plan	78,286	1,625	—	—	—	—	1,625
Stock issued in Dividend Reinvestment Plan	16,414	410	—	—	—	—	410
Stock repurchased	(1,061,019)	(5,519)	—	—	(21,443)	(249)	(27,211)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(3,682)	—	(3,682)
Cash dividend $0.30 per share of common stock	—	—	—	—	(15,274)	—	(15,274)

Balance, June 30, 2005	50,756,081	$269,711	$(5,415)	$(16,713)	$420,227	$103,366	$771,176

Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517
Net income	—	—	—	—	49,385	—	49,385
Other comprehensive loss, net of taxes:
Unrealized net loss on securities				(29,984)			(29,984)
Change in fair value of derivative financial instruments, net of reclassifications				301			301
7.25% convertible preferred stock issued in purchase accounting transaction-valuation adjustment	—	—	—	—	—	298	298
Conversion of convertible preferred stock	4,175	126				(126)	—
Stock options exercised, including related tax benefits	299,589	9,603	—	—	—	—	9,603
Restricted stock grants, net	44,200	2,107	(1,843)	—	—	—	264
Stock issued in Employee Stock Purchase Plan	76,473	1,687	—	—	—	—	1,687
Stock issued in Dividend Reinvestment Plan	14,188	396	—	—	—	—	396
Stock repurchased	(1,791,273)	(9,911)	—	—	(39,600)	—	(49,511)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(3,306)	—	(3,306)
Cash dividend $0.2850 per share of common stock	—	—	—	—	(14,610)	—	(14,610)

Balance, June 30, 2004	51,177,202	$256,658	$(2,187)	$(29,474)	$398,119	$91,924	$715,040

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2005	2004
Cash flows - operating activities
Net income	$44,185	$49,385
Reconcilement of net income to net cash from operations:
Provision for credit losses	574	4,000
Depreciation and amortization	14,716	8,273
Amortization of intangible assets	4,482	4,143
Accretion of discount on borrowings	527	563
Deferred and other tax assets	(5,769)	4,661
Loss on sale of other real estate owned	—	328
Gain on sale of loans	(206)	(1,037)
Gain on sale of securities, net	(299)	(3,283)
Losses on property, premises and equipment and other assets, net	1,056	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(26,342)	(45,295)
Accrued interest payable and other liabilities	17,134	(2,348)

Operating cash flows, net	50,058	19,390

Cash flows - investing activities
Maturities and partial paydowns on securities:
Available for sale	122,918	455,260
Held to maturity	63,411	—
Purchase of securities:
Available for sale	(132,157)	(844,931)
Held to maturity	(59,661)	(66,355)
Other securities and other investments	(29,323)	(1,251)
Proceeds from sale of securities:
Available for sale	45,274	369,721
Other securities and other investments	8,278	12,010
Loans, net	(258,498)	58,645
Proceeds from sale of portfolio loans	1,308	25,409
Payment for business acquisitions, net of cash acquired	(35,669)	(28)
Proceeds from sale of other real estate owned	—	3,227
Proceeds from disposal of property, premises and equipment	595	—
Purchase of property, premises and equipment	(23,198)	(15,136)
Purchase of bank owned life insurance policies	—	(5,730)

Investing cash flows, net	(296,722)	(9,159)

(Continued on next page)

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Six months ended June 30,
(Dollars in thousands)	2005	2004
Cash flows - financing activities
Net change in deposits	(223,540)	(5,755)
Net change in borrowings - short-term	429,386	18,000
Net proceeds from borrowings - long-term	257,440	240,704
Principal repayment for borrowings - long-term	(1,315)	(218,813)
Repurchase of CODES	(148,408)	—
Repurchase of common stock	(26,951)	(49,511)
Proceeds from issuance of common stock	7,659	11,686
Repurchase of preferred stock	(260)	—
Cash dividends on convertible preferred stock	(3,682)	(3,306)
Cash dividends on common stock	(15,274)	(14,610)

Financing cash flows, net	275,055	(21,605)

Net change in cash and cash equivalents	28,391	(11,374)
Cash and cash equivalents at beginning of period	171,657	275,891

Cash and cash equivalents at end of period	$200,048	$264,517

Cash paid during the period for:
Interest	$55,329	$42,256

Income taxes	$31,439	$26,186

Non-cash transactions:
Additions to other real estate owned	$—	$3,555

Conversion of convertible preferred stock	$93	$126

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of June 30, 2005, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Shareholders’ Equity for the three and six months ended June 30, 2005 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2005.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

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

(Dollars in thousands)	Unrealized gains /(losses) on securities	Additional minimum pension liability	Cash flow hedges	Accumulated other comprehensive income / (loss)
Balance - March 31, 2005	$(22,148)	$(5,569)	$—	$(27,717)
Current period change in fair value	11,004	—	—	11,004

Balance - June 30, 2005	$(11,144)	$(5,569)	$—	$(16,713)

Balance - March 31, 2004	$11,421	$—	$—	$11,421
Period change in fair value	(41,196)	—	301	(40,895)

Balance - June 30, 2004	$(29,775)	$—	$301	$(29,474)

(Dollars in thousands)	Unrealized gains /(losses) on securities	Additional minimum pension liability	Cash flow hedges	Accumulated other comprehensive income / (loss)
Balance - December 31, 2004	$(12,905)	$(5,569)	$—	$(18,474)
Current period change in fair value	1,761	—	—	1,761

Balance - June 30, 2005	$(11,144)	$(5,569)	$—	$(16,713)

Balance - December 31, 2003	$209	$—	$—	$209
Period change in fair value	(29,984)	—	301	(29,683)

Balance - June 30, 2004	$(29,775)	$—	$301	$(29,474)

Loans

Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Therefore, in certain instances commercial loans originated for the purpose of financing our clients’ commercial operations may also be secured by the borrowers’ residential property. Residential mortgage loans are comprised of loans secured by single family residential properties originated for the purpose of acquiring or refinancing the existing mortgage on the collateral property. Real estate other is comprised of equity lines of credit, loans on multifamily residential properties and other real estate loans which do not fall under any of the other real estate loan category definitions. Our loan classifications for financial reporting purposes differ from the classifications used for regulatory reporting purposes which is based upon the collateral securing the loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise prices of the options are at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant. During the second quarter and first six months of 2004, we also recorded $837,000 and $1.1 million, respectively, in compensation costs resulting from stock option modifications. No such compensation costs were recorded during the second quarter and first six months of 2005.

If compensation for our stock option plan had been determined consistent with SFAS No. 123 and SFAS No. 148, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,729	$1,446	$3,040	$2,840
Net income:
As reported	$22,675	$24,533	$44,185	$49,385
Pro forma	$20,946	$23,087	$41,145	$46,545
Basic net income per common share:
As reported	$0.41	$0.45	$0.79	$0.89
Pro forma	$0.38	$0.42	$0.73	$0.83
Diluted net income per common share:
As reported	$0.38	$0.43	$0.72	$0.86
Pro forma	$0.35	$0.41	$0.66	$0.81

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Stock option plan:
Dividend yield	2.4%	2.0%	2.4%	2.0%
Expected volatility	45.4%	42.7%	44.9%	43.0%
Risk free rates	3.9%	3.9%	3.9%	3.3%
Weighted average expected life (in years)	5.86	5.86	5.86	5.80
Employee stock purchase plan:
Dividend yield	2.0%	2.0%	2.0%	2.0%
Expected volatility	24.0%	32.9%	23.9%	31.1%
Risk free rates	3.1%	1.8%	2.9%	1.7%
Weighted average expected life (in years)	0.25	0.25	0.25	0.25

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the excess of the common stock price over the option exercise price when the options are exercised or the employees’ purchase price when the shares are purchased.

Earnings Per Common Share and Share Amounts

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by also considering the impact of potential common stock issuances on both net income available to common shareholders and the weighted average number of common shares outstanding. Potential common stock, or common stock equivalents, relate to common stock underlying dilutive stock options and the outstanding Zero Coupon Senior Convertible Contingent Debt Securities, or CODES. Our convertible preferred stock is anti-dilutive, and is excluded from this calculation.

The diluted earnings per common share for the three and six months ended June 30, 2004, have been restated to reflect the December 31, 2004 adoption of the Emerging Issues Task Force, or EITF, Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the remaining unredeemed CODES due 2024 and CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method.

NOTE 2—BUSINESS COMBINATIONS

On May 1, 2005 we completed the acquisition of Lucini/Parish Insurance, Inc, or Lucini/Parish. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We recorded $24.0 million in goodwill and $19.2 million in other intangible assets in connection with this transaction. Capitalized merger and other related costs of $642,000 were included with the goodwill recorded as part of this acquisition. We may be required to make contingent payments to the former shareholders of Lucini/Parish based on future operating results. Any contingent payments would be recorded as an increase to goodwill. As of June 30, 2005, under the acquisition agreement with Lucini/Parish, the maximum aggregate future cash earn-out payments to its former shareholders was $17.8 million, $10.0 million of which is contingent on future operating results, payable during 2006, 2007 and/or 2008.

NOTE 3—SECURITIES

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

During the first quarter of 2005 we owned shares of a single series of Federal National Mortgage Association, or FNMA, Preferred Stock and a single series of Federal Home Loan Mortgage Corporation, or FHLMC, Preferred Stock. At March 31, 2005, these two series of preferred stock had a combined cost basis of $5.3 million and a combined fair value of $4.2 million. During the first quarter of 2005, we determined that the impairment of these securities was other-than-temporary. As a result of this determination, we recorded a $1.0 million charge to other income during the first quarter of 2005. We sold these impaired securities during the second quarter of 2005 and recorded a gain of $6,000.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

As of June 30, 2005, we had no other-than-temporarily impaired securities. We did have temporarily impaired securities with a fair value of $1.1 billion and unrealized losses of $16.7 million. Securities that are not temporarily impaired had a fair value of $476.8 million and unrealized gains of $10.0 million at June 30, 2005. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of June 30, 2005.

	Less than 12 months		12 months or longer		Total
As of June 30, 2005 (Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available for sale securities:
U.S. agency notes	$11,921	$(79)	$45,303	$(406)	$57,224	$(485)	2.12
Mortgage and mortgage related securities	426,838	(4,203)	549,694	(11,506)	976,532	(15,709)	2.99
Trust Preferred Securities	—	—	4,881	(119)	4,881	(119)	2.07
Corporate securities	18,924	(149)	—	—	18,924	(149)	3.60

Total available for sale securities	457,683	(4,431)	599,878	(12,031)	1,057,561	(16,462)	2.94
Held to maturity securities:
U.S. treasury obligations	5,530	(1)	—	—	5,530	(1)	0.12
U.S. agency notes	16,481	(27)	—	—	16,481	(27)	0.94
Tax-exempt securities	13,624	(126)	—	—	13,624	(126)	1.18
Trust Preferred Securities	14,171	(83)	3,400	(50)	17,571	(133)	0.86

Total held to maturity securities	49,806	(237)	3,400	(50)	53,206	(287)	0.89

Total temporarily impaired securities	$507,489	$(4,668)	$603,278	$(12,081)	$1,110,767	$(16,749)	2.84

The temporary declines in the fair value of the securities are primarily attributable to increases in market interest rates, changes in implied interest rate volatility and changes in the expected time distribution of interest and principal receipts. As of June 30, 2005, there were 352 temporarily impaired securities in these categories, 294 of which have been temporarily impaired for less than 12 months. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related securities, or MBS, category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, fixed convertible to variable and variable, these securities are subject to contractual amortization and prepayment. Our analysis indicates that the expected interest rate duration for impaired MBS was 3.0 years at June 30, 2005. We closely monitor all of our investments for changes in credit ratings. We do not believe there are any increases in the credit risks attributable to these securities which have given rise to an other-than-temporary impairment. Management has determined that we have the intent and ability to hold these securities for the period of time necessary to recover their current value impairment. As such, management considers the impairments on these securities to be temporary.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

NOTE 4—ALLOWANCE FOR LOAN AND LEASE LOSSES, RESERVE FOR UNFUNDED CREDIT COMMITMENTS AND NONPERFORMING ASSETS

Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

The following table sets forth information concerning our allowance for loan and lease losses and the reserve for unfunded credit commitments at the dates and for the periods indicated.

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
For the three months ended June 30, 2005:
Balance, beginning of period	$99,355	$9,455	$108,810
Net (charge-offs)/recoveries	(3,476)	—	(3,476)
Provision	2,608	(356)	2,252

Balance, end of period	$98,487	$9,099	$107,586

For the three months ended June 30, 2004:
Balance, beginning of period	$118,411	$4,198	$122,609
Net (charge-offs)/recoveries	(3,984)	—	(3,984)
Provision	1,618	382	2,000

Balance, end of period	$116,045	$4,580	$120,625

For the six months ended June 30, 2005:
Balance, beginning of period	$107,517	$6,482	$113,999
Net (charge-offs)/recoveries	(6,987)	—	(6,987)
Provision	(2,043)	2,617	574

Balance, end of period	$98,487	$9,099	$107,586

For the six months ended June 30, 2004:
Balance, beginning of period	$124,489	$1,679	$126,168
Net (charge-offs)/recoveries	(9,543)	—	(9,543)
Provision	1,099	2,901	4,000

Balance, end of period	$116,045	$4,580	$120,625

Our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components, an individual impairment component and a pool analysis component.

Individual Impairment Component

The individual loan impairment component is equal to the balance of specific reserves that are established for impaired loans as defined by SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of SFAS No. 114,” or SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses and reserve for unfunded commitments was as follows at the dates indicated:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Specific reserves:
Individual loan impairment	$14,058	$14,615
Reserve for unfunded credit commitments	1,671	1,862

Total	$15,729	$16,477

The decrease in specific reserves from December 31, 2004 to June 30, 2005 resulted from a decrease in loss exposure associated with impaired loans.

Pool Analysis Component

The pool analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that are likely to default to determine an estimate of loss. This first step of the pool analysis resulted in a required allowance for loan and lease loss and reserve for unfunded credit commitments as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Migration-based pool analysis:
Allowance for loan and lease losses	$40,774	$55,799
Reserve for unfunded credit commitments	3,554	2,128

Total	$44,328	$57,927

The decrease in this component of the allowance for loan and lease losses is a result of a decrease in the average probability of default rates (based on historical data) and an overall improvement in credit quality.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

The second step of the pool analysis is a determination of an estimated range of unidentified, incurred loss. We believe that borrowers are impacted by events that result in loan default and eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, loss of a major tenant in this example, and our knowledge of this event, particularly during times of significant economic downturn. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets. This portion of our pool analysis resulted in the following estimated range of unidentified incurred loss at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Estimated range of unidentified incurred loss:
Allowance for loan and lease losses	$27,853	$43,655	$22,262	$37,103
Reserve for unfunded credit commitments	2,325	3,874	1,495	2,492

Total	$30,178	$47,529	$23,757	$39,595

The increase in the unidentified incurred loss range was the result of growth in the volume of loans and commitments in the pass-rated categories.

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was as follows at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Allowance for loan and lease losses	$82,685	$98,487	$92,676	$107,517
Reserve for unfunded credit commitments	7,550	9,099	5,485	6,482

Total	$90,235	$107,586	$98,161	$113,999

Management believes that the most likely amount of loss is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economy, while showing signs of stabilization, continues to be weak. In addition, we believe that increased short-term interest rates place added pressure on debt service ratios; and

•	We have a significant number of large loans. Unrecognized deterioration in a few large credits could materially alter allowance needs.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

Nonperforming Assets

The following table presents our nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2005	December 31, 2004
Nonperforming assets:
Nonaccrual loans	$88,086	$43,711
OREO	—	—
Other nonperforming assets	495	569

Total nonperforming assets	$88,581	$44,280

Restructured loans on accrual status	$—	$250

Accruing loans past due 90 days or more	$—	$6

Nonaccrual loans to total loans	1.87%	0.98%
Nonperforming assets to total assets	1.22%	0.64%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.88%	1.00%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	1.22%	0.64%

The June 30, 2005 increase in nonaccrual loans was primarily the result of a single client relationship totaling $41.6 million. This relationship includes a $33.8 million loan that is primarily secured by an owner-occupied residential property. All loans comprising this relationship remain current. During the six months ended June 30, 2005, the balance of outstanding loans was reduced by a $5.5 million principal pay-down and a scheduled debt service payment of $633,000. Our current assessment of risk exposure stemming from this relationship is fully reflected in our allowance level as of June 30, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking	$2,360	$860	$2,360	$1,214
Holding company	—	—	—	154
Insurance brokerage services	205,090	52,885	181,311	37,800
Specialty finance:
Matsco	22,707	—	22,707	—
CAPCO	6,054	40	6,054	60

Total specialty finance	28,761	40	28,761	60

Total	$236,211	$53,785	$212,432	$39,228

Goodwill

During the second quarter of 2005, we recorded $24.0 million of goodwill in connection with the acquisition of Lucini/Parish.

Based on the initial estimate of ABD’s 2004 qualifying financial performance, we accrued ABD’s estimated 2004 earn-out payment as of December 31, 2004. The accrual resulted in a $28.2 million increase to goodwill. During the six months ended June 30, 2005, we finalized the amount of the 2004 ABD earn-out payment and as a result we decreased goodwill by $350,000.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

Other Intangible Assets

All of our other intangible assets have finite useful lives. We have no indefinite life intangible assets other than goodwill. Other intangible assets at June 30, 2005 and December 31, 2004 were as follows:

	As of June 30, 2005
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
Insurance brokerage services expirations	$76,115	$(23,742)	$52,373
Loan servicing assets	2,403	(1,544)	859
Core deposits	1,465	(1,464)	1
Insurance brokerage services covenant not to compete	827	(411)	416
CAPCO customer base	200	(160)	40
Trademark	144	(48)	96

Total intangible assets	$81,154	$(27,369)	$53,785

	As of December 31, 2004
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
Insurance brokerage services expirations	$57,194	$(19,799)	$37,395
Loan servicing assets	2,403	(1,217)	1,186
Core deposits	1,465	(1,437)	28
Other covenant not to compete	774	(620)	154
Insurance brokerage services covenant not to compete	708	(303)	405
CAPCO customer base	200	(140)	60

Total intangible assets	$62,744	$(23,516)	$39,228

During 2005, we recorded $19.2 million of additional other intangible assets in connection with the acquisition of Lucini/Parish.

Insurance Brokerage Services Expirations

Expirations for our insurance brokerage services business segment represent the estimated fair value of the existing customer lists, or books of business, that had been developed over a period of years through the date of acquisition. The expirations are estimated to have a life ranging from approximately eight to fifteen years. As of June 30, 2005, amortization of expirations for each of the next five years is estimated to range between $9.8 million and $10.8 million per year.

Loan Servicing Assets

Loan servicing assets are created upon the sale of Small Business Administration, or SBA, loans as these loans are sold with servicing retained. All other loans and leases are sold with servicing released. Servicing assets, net of accumulated amortization, were $859,000 at June 30, 2005 as compared to $1.2 million at December 31, 2004. We periodically evaluate servicing assets for impairment. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold that generated the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the serviced loans are homogeneous in nature, the servicing asset is evaluated for impairment using a single strata based upon the fair value of the servicing rights as compared to amortized cost. Fair value is determined using discounted estimates of future cash flows. Impairment to the asset is recorded if the fair value drops below net book value of the asset.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

NOTE 6—BORROWINGS

Borrowings were as follows at the dates indicated:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Short-term borrowings:
FHLB advances	$613,050	$183,679
Other short term notes payable	1,006	—

Total short-term borrowings	614,056	183,679

Long-term borrowings:
Subordinated debt	210,311	210,311
Zero Coupon Senior Convertible Contingent Debt Securities	93,595	241,502
5.25% Senior Notes, Series B due March 31, 2008	149,861	149,850
5.125% Senior Notes, Series C due April 15, 2010	149,604	—
FHLB advances	100,617	665
Other long-term notes payable	9,552	2,968

Total long-term borrowings	713,540	605,296

Total borrowings	$1,327,596	$788,975

Additional information about our short-term borrowings is as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
FHLB short-term borrowings:
Average balance	$333,490	$514,357
Highest balance at any month-end	$613,050	$797,000
Average interest rate during the period	3.33%	1.85%
Interest rate on advances outstanding at period end	3.65%	3.51%
Short-term agreements to repurchase:
Average balance	—	$15,000
Highest balance at any month-end	—	$20,000
Average interest rate during the period	—	3.71%
Interest rate on balance outstanding at period end	—	—%
Federal funds purchased:
Average balance	—	$87
Average interest rate during the period	—	1.77%
Interest rate on balance outstanding at period end	—	—

Short-term borrowings

The Federal Home Loan Bank, or FHLB, advances are collateralized by loans and securities pledged to the FHLB. We had securities with a carrying value of $706.3 million at June 30, 2005 and $777.9 million at December 31, 2004 and loans with a carrying value of $213.1 million at June 30, 2005 and $204.4 million at December 31, 2004 pledged to the FHLB for both short-term and long-term borrowings.

Securities sold under short-term agreements to repurchase generally mature within 90 days of date of purchase. No such securities were pledged at June 30, 2005 and December 31, 2004.

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of June 30, 2005. This facility replaced a short-term, unsecured committed

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

credit facility under which we had $95.0 million available as of December 31, 2004. Under these credit facilities, we had no advances outstanding at June 30, 2005 and December 31, 2004. There were no average balances outstanding during the six months ended June 30, 2005 and the year ended December 31, 2004. There were no amounts outstanding at any month-end during the six months ended June 30, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $257,000 during the first six months of 2005 and $220,000 during the same period in 2004. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related financial covenants for this credit facility as of June 30, 2005.

5.125% Senior Notes, Series C

On April 15, 2005, we issued $150.0 million aggregate principal amount of 5.125% Senior Notes, Series C, due April 15, 2010, or the Senior Notes due 2010. The net proceeds from the issuance of the Senior Notes due 2010 were approximately $148.3 million after deducting the initial purchaser’s discounts and commissions and offering expenses. The Senior Notes due 2010 are not subject to redemption at our option or repayment at the option of the holders, in whole or in part, prior to maturity and will not have the benefit of any sinking fund. The Senior Notes due 2010 have a fixed rate of 5.125% per annum payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2005. The notes restrict our ability to sell, dispose of or encumber shares of capital stock of any bank subsidiary. The net proceeds from the Senior Notes due 2010 are being used for general corporate purposes. The Senior Notes due 2010 have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any other jurisdiction and were only sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to institutional accredited investors that are “accredited investors” within the meaning of subparagraph (a)(1), (2), (3) or (7) of Rule 501 under the Securities Act and outside the United States in accordance with Regulation S under the Securities Act.

In accordance with a registration rights agreement entered into with the initial purchasers, we intend to commence an exchange offer which will permit holders to exchange their notes for a new series of notes (the “exchange notes”) that are identical in all material respects with the Senior Notes due 2010, except that the exchange notes will be registered with the SEC. If we fail to consummate the exchange offer as required under the registration rights agreement for the Senior Notes due 2010, we will be required to pay additional interest on the notes at a rate of 0.25% per annum until all registration defaults have been cured.

Zero Coupon Senior Convertible Contingent Debt Securities

CODES due 2024

As of June 30, 2005, 102,050 units of the CODES due 2024 were outstanding with a carrying value of $92.9 million. At December 31, 2004, 265,212 units were outstanding with a carrying value of $240.8 million. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and had an accreted value of $910.71 per unit as of June 30, 2005 and $908.44 per unit as of December 31, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable by us at the accreted value beginning March 23, 2009 and have an investor put right at the then accreted value on March 23, 2006, 2009, 2014 and 2019.

During the six months ended June 30, 2005, we repurchased 163,162 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.5 million on the repurchase of these units.

As of June 30, 2005 and December 31 2004, the CODES due 2024 were convertible into shares of our common stock at a rate of 23.7716 and 23.7582, respectively, shares per unit of CODES due 2024, contingent upon certain events. The conversion rate is adjustable based on several factors, including increases in the dividend rate on our common stock. As of June 30, 2005, none of the contingent conversion features had been triggered. On April 5, 2005, we adjusted the conversion rate to 23.7716 shares of our common stock per unit of CODES due 2024 to

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

reflect two increases in the dividend rate on our common stock since we issued the CODES due 2024. The remaining outstanding CODES due 2024 were convertible into 2,425,892 shares of our common stock at June 30, 2005 and 6,300,960 shares of our common stock at December 31, 2004. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock.

CODES due 2022

As of June 30, 2005, 1,000 units of the CODES due 2022 were outstanding with a carrying value of $686,000. At December 31, 2004, 1,000 units were outstanding with a carrying value of $679,000. Each unit has a $1,000 principal amount at maturity and had an accreted value of $686.17 as of June 30, 2005 and $678.53 per unit as of December 31, 2004. The CODES due 2022 have a yield to maturity of 2.25%, are callable by us at the accreted value five years after issuance and have an investor put right at the accreted value on April 24, 2007, 2012 and 2017. The CODES due 2022 are convertible into 15,370 shares of our common stock at a rate of 15.3699 shares of our common stock per unit of CODES due 2022 contingent upon certain events. As of June 30, 2005, none of the contingent conversion features had been triggered. Upon conversion, the CODES due 2022 can only be settled in our common stock.

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

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Embedded Derivatives

The CODES due 2024 contain three features which we are required to treat as bifurcated embedded derivatives in accordance with GAAP. The liability for these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024, $89,000 at June 30, 2005 and $289,000 at December 31, 2004. The majority of the fair value of these embedded derivatives is attributable to the contingent interest feature. The embedded derivatives were recorded upon the origination of the CODES due 2024 and changes in their fair value are recorded to other income.

There are embedded derivatives contained in the 1,000 units of outstanding CODES due 2022 which are similar in nature to the embedded derivatives contained in the CODES due 2024. Management has determined that the fair value of the embedded derivatives contained in the CODES due 2022 is nominal.

Loan Purchase Commitments

From time to time, we enter into commitments to purchase whole loans. We evaluate all such commitments under FAS No. 133, as amended, to determine if the purchase commitment qualifies as a derivative instrument. If we determine that such a derivative exists, the change in value of the derivative instrument will be recorded to other income. No such derivatives existed at June 30, 2005 and June 30, 2004. During the three and six month periods ended June 30, 2005, we recorded a gain of $1.1 million and $1.3 million, respectively, on these commitments. No such gains or losses were recorded during the six months ended June 30, 2004.

NOTE 8—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments.

	As of
(Dollars in thousands)	June 30, 2005	December 31, 2004
Undrawn loan commitments	$1,387,538	$1,258,357
Commitments under letters of credit	126,800	125,700

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $426.6 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash loan funding amounts. Our exposure to credit losses on loan commitments is equal to the commitment amounts, although actual losses on any commitment are limited to amounts ultimately funded.

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse affect on the consolidated financial position or our results of operations.

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements.

Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 10.7% of total ABD commissions and fees received during the twelve month period ended June 30, 2005. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these developments, during 2004 we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

ABD is a party to two related actions pending in U.S. District Court filed by an equipment lease finance company. The actions arose out of equipment leases that the finance company entered into with various lessees, four of which had been clients of ABD. According to the complaints, the finance company alleges that, because it was named as a loss payee and/or additional insured under the insurance policies issued to the lessees, it may now make insurance claims against the lessees’ insurance policies for loss or damage to the subject leased equipment. The complaints further allege that, in the event the finance company was not properly named as an additional insured and/or loss payee on the subject insurance policies, then ABD, as the broker of record, is liable for the losses due to ABD’s alleged failure to follow the clients’ alleged instructions to have the finance company added as an additional insured and loss payee. The complaints seek total damages of approximately $5.9 million with respect to those leases issued to ABD’s former clients. ABD has put its errors and omissions insurance carrier on notice of these claims under a policy which has a self-insured retention of $1 million. We believe these claims are without merit and intend to defend them vigorously. We further believe that the ultimate outcome of these matters will not have a material adverse affect on our financial condition or results of operations.

NOTE 9—SHAREHOLDERS’ EQUITY

On July 1, 2005, we declared a cash dividend of $0.15 cents per common share payable on July 19, 2005 to shareholders of record as of July 12, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

During the first six months of 2005, we repurchased 1,061,019 shares of common stock for an aggregate amount of $27.2 million. During the year ended December 31, 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of June 30, 2005 there was $63.7 million remaining for repurchase under a common stock repurchase program announced during the first quarter of 2005.

In accordance with our Restated Articles of Incorporation of the Corporation, as of June 30, 2005 and December 31, 2004, we are authorized to issue 10,500,000 shares of preferred stock, in one or more series from time to time. We have designated 1,200,000 shares of preferred stock as Series A Preferred Stock, none of which have been issued.

We have designated 2,356,606 shares of preferred stock as Series B Preferred Stock. There are 2,026,556 shares of Series B Preferred Stock outstanding at June 30, 2005 as compared to 2,035,431 shares outstanding at December 31, 2004. The shares of Series B Preferred Stock were issued in connection with the ABD acquisition. The shares of Series B Preferred Stock have a stated value of $50.00 per share and earn noncumulative cash dividends, payable quarterly in arrears, at the rate of 7.25% per annum on the stated value. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. Beginning in March 2007, or earlier in the event of a change of control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of the Board of Governors of the Federal Reserve System, or the Federal Reserve, at a redemption price in the amount of the stated value per share plus accrued dividends for the then current dividend period.

During the first six months of 2005, we repurchased 5,200 shares of Series B Preferred Stock. During the first six months of 2005 and 2004, 1,814 shares and 2,500 shares, respectively, of preferred stock were converted into common stock.

NOTE 10—EARNINGS PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated:

	For the three months ended June 30, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$22,675
Dividends on preferred stock	(1,841)

Income available to common shareholders	20,834	50,843,000	$0.41
Effect of dilutive securities:
Stock options	—	1,062,000
CODES due 2022	2	15,000
CODES due 2024	114	3,653,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$20,950	55,573,000	$0.38

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

	For the three months ended June 30, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$24,533
Dividends on preferred stock	(1,653)

Income available to common shareholders	22,880	51,108,000	$0.45
Effect of dilutive securities:
Stock options	—	1,505,000
CODES due 2022	2	15,000
CODES due 2024	174	6,301,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$23,056	58,929,000	$0.39

	For the six months ended June 30, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$44,185
Dividends on preferred stock	(3,681)

Income available to common shareholders	40,504	50,988,000	$0.79
Effect of dilutive securities:
Stock options	—	1,049,000
CODES due 2022	4	15,000
CODES due 2024	286	4,790,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$40,794	56,842,000	$0.72

	For the six months ended June 30, 2004
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$49,385
Dividends on preferred stock	(3,306)

Income available to common shareholders	46,079	51,881,000	$0.89
Effect of dilutive securities:
Stock options	—	1,554,000
CODES due 2022	4	15,000
CODES due 2024	189	3,428,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$46,272	56,878,000	$0.81

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

The calculations exclude the effect of securities deemed to be anti-dilutive. The anti-dilutive effect for each type of security is as follows:

•	Stock options — options during a period are considered anti-dilutive if the options’ exercise prices were greater than the average market price of the common stock. As such, the common stock equivalent shares underlying these options are excluded from the computation of diluted earnings per common share. The following indicates the number of shares of our common stock which are available for purchase under anti-dilutive options for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Anti-dilutive options	2,911,108	1,712,814	3,394,508	1,712,814

•	Convertible preferred stock — All outstanding convertible preferred stock was anti-dilutive for all periods presented. This is determined if the quotient of the dividends paid on the preferred stock in any period divided by the common stock equivalent of the convertible preferred stock is greater than the diluted earnings per common share.

The weighted average common equivalent shares resulting from the CODES due 2022 and CODES due 2024 are based on the average of such securities outstanding during the relevant periods. Those averages reflect the timing of the March 2004 issuance of the CODES due 2024 and the various repurchase transactions for those securities during 2005. The diluted earnings per common share for the three and six months ended June 30, 2004 has been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the remaining unredeemed CODES due 2024 and the CODES due 2022 as common stock equivalents for purposes of computing diluted earnings per common share using the if-converted method. As a result of this restatement, the number of average common and common equivalent shares increased by 6,316,000 and 3,443,000 shares for the three and six months ended June 30, 2004.

NOTE 11—INCOME TAXES

Our effective income tax rate for the three and six month periods ended June 30, 2005 was 37.5% and 37.1%, respectively, as compared to 37.8% and 38.4%, respectively, for the same periods in 2004. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities and bank-owned life insurance policy investments.

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

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and certain tentatively agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that an additional net income tax liability had been incurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the second quarter or first six months of 2005. A similar analysis occurred as of December 31, 2004 and we reached the same conclusion.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

In 2001, the Bank formed CNBIT Investment Trust I, or CNBIT I, as a real estate investment trust subsidiary, which in turn formed CNBIT Investment Trust II, or CNBIT II, as a real estate investment trust subsidiary. Both entities, together referred to as the REITs, were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

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

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through June 30, 2005, we have recognized a cumulative net tax benefit of $2.7 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

NOTE 12—BUSINESS SEGMENTS

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

Intersegment Revenues

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

On January 1, 2005 we transferred the employees of the holding company to the Bank and assigned those employees to the community banking business segment. The increase in community banking’s direct operating expenses are primarily a result of that transfer of employees.

During 2005, community banking was reimbursed by the holding company and the other business segments for administrative services that community banking performed on their behalf. Previously, those services were provided by the holding company and the holding company was reimbursed by the Bank for the business segments’ share of the administrative services through the intercompany allocation. We also revised the distribution of administrative service expenses allocated to the business segments and the billing rate for those services. During 2005, the intercompany allocation was recorded at cost. Previously, the holding company charged for the estimated fair value of those services which in the three and six months ended June 30, 2004 generated a $22.4 million and $46.7 million profit, respectively. The change in intercompany allocation for community banking and the holding company during the three and six month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004 resulted from the transfer of employees from the holding company to the Bank and the change in the way in which we allocate our administrative service expenses; we have determined that it is impractical to restate prior periods to reflect this change.

The specialty finance business segment pays interest charges to the community banking and trust services business segments. Community banking and, to a lesser degree, trust services are our primary deposit gathering business segments. Our treasury department, which is included in our community banking business segment, also undertakes wholesale financing transactions on behalf of the Bank. Since the specialty finance business segment does not have the same ability as community banking and trust services to fund its assets, it pays the other segments for the use of their funds. The following is a summary of net interest charges received and paid by segment for the periods indicated:

	For the three months ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Community banking	Specialty finance	Trust services
Net interest charges received/(paid)	$10,905	$(11,555)	$650	$9,012	$(9,221)	$209

	For the six months ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Community banking	Specialty finance	Trust services
Net interest charges received/(paid)	$20,689	$(21,908)	$1,219	$18,139	$(18,717)	$571

During the three months ended June 30, 2005 and 2004, ABD received insurance commission and fees from the holding company and the other business segments of $151,000 and $150,000, respectively. During the six months ended June 30, 2005 and 2004, ABD received insurance commissions and fees from the holding company and the other business segments of $227,000 and $255,000, respectively.

All other intersegment revenue is not significant to the results of the segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, our parent company and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended June 30, 2005
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$58,629	$10,897	$102	$285	$69,913	$(6,740)	$—	$63,173
Non-interest income	5,976	6,221	39,374	1,123	52,694	3,232	(1,505)	54,421
Operating expenses:
Direct operating expense	35,625	9,959	32,221	637	78,442	4,707	(1,839)	81,310
Intercompany allocation	(5,409)	543	160	68	(4,638)	4,304	334	—

Total operating expenses	30,216	10,502	32,381	705	73,804	9,011	(1,505)	81,310

Income before provision for income taxes (1)	$34,389	$6,616	$7,095	$703	$48,803	$(12,519)	$—	$36,284

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

	For the three months ended June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$62,242	$11,339	$173	$73	$73,827	$(4,058)	$113	$69,882
Non-interest income	6,555	4,900	33,071	1,116	45,642	3,373	(2,255)	46,760
Operating expenses:
Direct operating expense	18,741	7,681	28,267	858	55,547	23,503	(1,840)	77,210
Intercompany allocation	22,115	649	—	55	22,819	(22,377)	(442)	—

Total operating expenses	40,856	8,330	28,267	913	78,564	1,126	(2,282)	77,210

Income before provision for income taxes (1)	$27,941	$7,909	$4,977	$276	$41,103	$(1,811)	$140	$39,432

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

	For the six months ended June 30, 2005
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$120,253	$21,557	$395	$558	$142,763	$(11,870)	$—	$130,893
Non-interest income	11,848	12,161	77,572	2,169	103,750	4,286	(3,602)	104,434
Operating expenses:
Direct operating expense	73,645	18,677	62,463	1,291	156,076	12,604	(3,602)	165,078
Intercompany allocation	(10,391)	1,105	331	129	(8,826)	8,826	—	—

Total operating expenses	63,254	19,782	62,794	1,420	147,250	21,430	(3,602)	165,078

Income before provision for income taxes (1)	$68,847	$13,936	$15,173	$1,307	$99,263	$(29,014)	$—	$70,249

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

	For the six months ended June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$128,530	$23,059	$356	$318	$152,263	$(9,206)	$196	$143,253
Non-interest income	14,449	9,952	67,758	1,960	94,119	4,674	(4,493)	94,300
Operating expenses:
Direct operating expense	39,500	15,864	56,406	1,635	113,405	47,545	(3,629)	157,321
Intercompany allocation	46,150	1,369	—	115	47,634	(46,695)	(939)	—

Total operating expenses	85,650	17,233	56,406	1,750	161,039	850	(4,568)	157,321

Income before provision for income taxes (1)	$57,329	$15,778	$11,708	$528	$85,343	$(5,382)	$271	$80,232

(1)	Includes intercompany allocation charge which is eliminated in consolidation.

(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, our parent company and the eliminating entries used to arrive at our consolidated totals:

	As of June 30, 2005
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (1)	Eliminating entries	Total
Total assets	$5,386,817	$1,383,015	$400,996	$—	$7,170,828	$471,434	$(397,115)	$7,245,147
Deposits	5,099,439	7,345	—	58,821	5,165,605	—	(286,306)	4,879,299
Assets under administration	—	—	—	633,058	633,058	—	—	633,058

(1)	Does not include the holding company’s investment in subsidiaries, which are eliminated in consolidation

	As of June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (1)	Eliminating entries	Total
Total assets	$6,163,433	$1,192,183	$306,369	$—	$7,661,985	$576,139	$(684,037)	$7,554,087
Deposits	5,410,126	14,355	—	53,749	5,478,230	—	(171,318)	5,306,912
Assets under administration	—	—	—	647,022	647,022	—	—	647,022

(1)	Does not include the holding company’s investment in subsidiaries, which are eliminated in consolidation

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

NOTE 13—GUARANTEES

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. A guarantee is a contract that contingently requires us to pay a guaranteed party based on: (1) changes in underlying asset, liability or equity security of the guaranteed party or (2) a third party’s failure to perform under an obligating guarantee (performance guarantee). As of June 30, 2005, those guarantees included the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At June 30, 2005, the maximum undiscounted future payments that we could be required to make was $115.3 million. Unearned fees on these guarantees were $457,000 at June 30, 2005, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows:

(Dollars in thousands)	June 30, 2005
Cash	$30,893
Credit lines	46,673
Blanket liens on business assets	18,192
Real estate	4,580
Other secured	838
Unsecured	14,114

Total	$115,290

•	We may be required to make contingent payments to the former shareholders of ABD, Matsco, Sullivan & Curtis Insurance Brokers of Washington, LLC, or S&C, and Lucini/Parish based on future operating results. Any contingent payments would be recorded as an increase to goodwill. As of June 30, 2005, under the ABD acquisition agreement, the future earn-out payment to ABD’s former shareholders was $3.6 million contingent on ABD reaching specified earnings before interest, tax, depreciation, amortization, or specified EBITDA, target during 2005. Should ABD surpass its 2005 specified EBITDA target, the actual earn-out payment may exceed this amount. As of June 30, 2005, under the acquisition agreements with Matsco and S&C, the maximum aggregate gross future cash earn-out payments to their former shareholders was $4.8 million for 2005 and $4.9 million for 2006. As of June 30, 2005, under the acquisition agreement with Lucini/Parish, the maximum aggregate future cash earn-out payments to its former shareholders was $17.8 million, $10.0 million of which is contingent on future operating results, which may be paid out during 2006, 2007 and/or 2008; and

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of June 30, 2005, the combined credit limits on those accounts were $5.5 million.

Note 14—EMPLOYEE BENEFIT PLANS

Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers to provide a supplemental employee retirement plan, or SERP. The SERPs are unfunded and are not qualified under IRC Section 401(a). Under these agreements, we are generally obligated to provide for each such employee who continues in employment for a specified period, or, if earlier, until the employee’s total disability or our change in control, a monthly benefit beginning at the employee’s retirement and continuing for the employee’s life in the amount defined or determined in each agreement. In most cases, a related split-dollar life insurance agreement provides a death benefit for the employee’s spouse or other beneficiaries. Most of the agreements are in the form of a defined benefit plan. For the three and six months ended June 30, 2005, we made contributions of $324,000 and $694,000,

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

respectively, to secular trusts which fund benefits for certain executive officers. We presently anticipate contributing $532,000 to fund the secular trusts during the remainder of 2005.

The accumulated benefit obligation under the SERP was $48.0 million at June 30, 2005 and $46.5 million at December 31, 2004. Effective for the year ended December 31, 2004, the Minimum Liability provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 87, are applicable. As of December 31, 2004, we recorded a non-cash charge to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS No. 87. SFAS No. 87 requires that this liability be recognized at year-end in an amount equal to the amount by which the accumulated benefit obligation exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation, which totaled $13.6 million at December 31, 2004. The additional minimum pension liability adjustments totaling $5.6 million, net of tax, was recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at December 31, 2004.

The following table sets forth the SERP’s net periodic pension cost for the periods indicated:

	Three months ended June 30,
(Dollars in thousands)	2005	2004
Net pension cost included the following components:
Service cost-benefits earned during the period	$570	$449
Interest cost on projected benefit obligation	605	336
Amortization of prior service cost	805	805
Recognized net actuarial loss	145	—

Net periodic pension cost	$2,125	$1,590

	Six months ended June 30,
(Dollars in thousands)	2005	2004
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,139	$897
Interest cost on projected benefit obligation	1,209	673
Amortization of prior service cost	1,611	1,610
Recognized net actuarial loss	290	—

Net periodic pension cost	$4,249	$3,180

Incentive Plans

In May 2005, we obtained shareholder approval of the 2005 Executive Incentive Plan, or EIP, and the 2005 Long-term Incentive Plan, or LTIP. The 2005 EIP formalized the maximum payout for covered executives under the annual incentive plan, which is tied to both corporate and individual performance. The LTIP is designed for long-term retention and compensation for key executives and is directly linked to long-term shareholder value. Both the EIP and LTIP are designed to qualify under Internal Revenue Code Section 162(m) as performance-based incentive plans, so that compensation paid to executives under the EIP and LTIP will be fully deductible by the Company for income tax purposes.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

NOTE 15—RECENT ACCOUNTING DEVELOPMENTS

Determining the Amortization Period for Leasehold Improvements

In June 2005, the EITF reached consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005.

We do not expect the adoption of this consensus to have a material impact on our financial condition or operating results.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that any correction of an error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

We do not expect the adoption of this statement to have a material impact on our financial condition or operating results.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123 and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in our 2004 Annual Report on Form 10-K. On April 21, 2005 the Securities and Exchange Commission, or SEC, amended Rule 4–01(a) of Regulation S-X, as a result of which, we will be required to adopt SFAS No. 123R beginning January 1, 2006. We have not determined the method of adopting SFAS No. 123R.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2005 and December 31, 2004 and for the

Three and Six Months Ended June 30, 2005 and 2004

Purchased Loans

In December 2003, the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee, or AcSEC, issued Statement of Position, or SOP, 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity.

The adoption of this SOP did not have a material impact on our financial condition or operating results.

Proposed Interpretation: Accounting for Uncertain Tax Positions

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109. The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005.

We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

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

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals and other individuals. Our lines of business are organized along four business segments. The services that our business segments provide are as follows:

•	Community Banking. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey and Sonoma Counties.

•	Specialty Finance. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and it operates in the Pacific Northwest. Greater Bay Capital finances equipment leases and is located in the Chicago, Illinois area. Matsco operates in the San Francisco Bay Area and provides dental and veterinarian financing services nationally. Pacific Business Funding, which also offers asset-based lending and accounts receivable factoring products operates in the San Francisco Bay Area. Greater Bay Bank SBA Lending Group is an SBA National Preferred Lender and operates in the San Francisco Bay Area.

•	Insurance Brokerage Services. ABD provides commercial insurance brokerage, employee benefits consulting and risk management solutions to business clients throughout the United States. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

•	Trust Services. Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources and employee benefit plan services.

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results are affected by economic conditions in this area. Even though we are now noting some limited job growth and stabilization in commercial real estate, the San Francisco Bay Area economy continues to be challenging. A protracted recovery or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse affect on our results of operations.

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

On February 1, 2004, we merged our 11 bank subsidiaries into a single bank subsidiary. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements and reduce our regulatory reporting burden. At June 30, 2005, this integration process was underway. The merger requires the integration of 11 similar, but separately operated, back-office systems into a single merged system. While historically we have completed numerous system conversions, the planned system integration is the first time we will merge separate systems into one integrated platform. During the three months ended June 30, 2005, we completed the integration of three back-office systems. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting. The remaining seven integrations are scheduled for the third quarter of 2005.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2004 Annual Report on Form 10-K. Our most complex accounting policies, including policies for allowance for loan and lease losses, securities, derivative instruments, goodwill and other intangible assets, accounting for income taxes and supplemental employee retirement plan require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. A description of our current accounting policies involving significant management valuation judgments appears in our annual report on Form 10-K under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Critical Accounting Policies.”

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004 (1)
Net income	$22,675	$24,533
Earnings per common share:
Basic	$0.41	$0.45
Diluted	$0.38	$0.39
Return on average assets, annualized	1.29%	1.29%
Return on average total shareholders’ equity, annualized	13.68%	15.46%

	For the six months ended June 30,
(Dollars in thousands, except per share amounts)	2005	2004 (1)
Net income	$44,185	$49,385
Earnings per common share:
Basic	$0.79	$0.89
Diluted	$0.72	$0.81
Return on average assets, annualized	1.27%	1.31%
Return on average total shareholders’ equity, annualized	13.36%	15.13%

(1)	The diluted earnings per common share for the three and six months ended June 30, 2004 have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the remaining unredeemed CODES due 2024 and CODES due 2022 as common stock equivalents for the purpose of computing diluted earnings per common share using the if-converted method.

Net income decreased 7.6% to $22.7 million, or $0.38 per diluted share, during the three months ended June 30, 2005, as compared to $24.5 million, or $0.39 per diluted share, for the same period in 2004. This decrease was primarily attributable to the following items:

•	A $6.5 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets and an increase in rates paid on interest-bearing liabilities, partially offset by the effects of a decline in interest-bearing liabilities and an increase in yields earned on interest-earning assets;

•	A $3.9 million increase in operating expenses. The major components of this increase were a $2.4 million increase in compensation and benefits (including $2.0 million related to Lucini/Parish) and a $1.5 million increase in depreciation expense on leased equipment. These increases were partially offset by a $1.5 million decrease in legal and other professional fees; and

•	A $7.5 million increase in non-interest income primarily due to a $6.3 million increase in ABD’s insurance commissions and fees, including $3.7 million related to the acquisition of Lucini/Parish, $1.8 million increase in rental revenues on operating leases and a $1.2 million gain on the repurchase of CODES due 2024. These increases were partially offset by a decrease of $1.6 million in the gain on sale of securities, net.

The earnings per common share calculation was also affected by a 3,356,000 share decrease in weighted average common stock and common stock equivalents. This decrease was primarily the combined result of the repurchase of a portion of the CODES due 2024 which resulted in a decrease of 2.7 million shares in the weighted average common stock equivalents and the common stock repurchase program which resulted in a 443,000 share decrease in the weighted average common shares outstanding during the second quarter of 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income decreased 10.5% to $44.2 million, or $0.72 per diluted share, during the six months ended June 30, 2005, as compared to $49.4 million, or $0.81 per diluted share, for same period in 2004. This decrease was primarily attributable to the following items:

•	A $15.8 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets and an increase in rates paid on interest-bearing liabilities, offset by the effects of a decline in interest-bearing liabilities and an increase in yields earned on interest-earning assets;

•	A $7.8 million increase in operating expenses, comprised primarily of an increase of $3.1 million in compensation and benefits including $1.7 million of severance costs in the first quarter of 2005, a $2.9 million increase in depreciation expense on leased equipment and $1.1 million increase in occupancy and equipment expenses;

•	A $10.1 million increase in non-interest income primarily due to a $9.8 million increase in ABD’s insurance commissions and fees, $3.5 million increase in rental revenues on operating leases and a $1.5 million gain on the repurchase of CODES due 2024. These increases were partially offset by a decrease of $3.6 million in the gain on sale of securities, net; and

•	A $3.4 million decrease in the provision for credit losses reflecting improved credit quality.

The earnings per share calculation was also affected by an 893,000 share decrease in the weighted average common shares outstanding primarily due to the common stock repurchase program.

Net Interest Income

Our Interest Rate Risk Strategy

During 2005, we have positioned ourselves to be net asset sensitive in anticipation of higher short-term interest rates. As part of this strategy, we reduced our securities portfolio, with average securities declining from $2.2 billion during the first six months of 2004 to $1.6 billion during the first six months of 2005. The decrease in the portfolio further moderated our exposure to changes in tangible equity, strengthened our overall capital position and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality. We used the proceeds realized from the reduction in our securities portfolio to reduce short-term wholesale funding during the three and six month periods ended June 30, 2005, as compared to the same periods in 2004. During the second quarter of 2005, borrowings increased as compared to the first quarter of 2005 in order to fund loan growth and to compensate for the decrease in our core deposits. Net interest income for the second quarter of 2005 was also impacted by the following structural balance sheet changes:

•	Interest income on loans was reduced due to the increase in nonperforming loans;

•	The average yield earned on loans was reduced by the growth in purchased residential mortgage loans; and

•	The rate paid on borrowings was increased as a result of the issuance of the Senior Notes due 2010 and the repurchase of the CODES due 2024.

Net interest income for the second quarter of 2005 decreased $6.5 million to $65.4 million, compared to $71.9 million for the second quarter of 2004. This decrease was primarily due to a decrease in the average securities balance and an increase in the rate paid on interest-bearing liabilities. These were partially offset by an increase in loan and securities portfolios’ average yield and a decrease in average interest-bearing liabilities. Our net yield earned on interest-earning assets, or net interest margin, for the second quarter of 2005 was 4.29%, compared to 4.29% for the second quarter of 2004.

Net interest income for the first six months of 2005 decreased $15.8 million to $131.5 million, compared to $147.3 million for the same period in 2004. This decrease was primarily due to a decrease in average securities balance and an increase in the rates paid on interest-bearing liabilities. These were partially offset by an increase in the loan and securities portfolios’ average yield and a decrease in average interest-bearing liabilities. Our net interest margin for the first six months of 2005 was 4.37%, compared to 4.40% for the first six months of 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Quarters Ended June 30, 2005 and June 30, 2004

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances. All yields and rates have been annualized based on the actual number of days in each period.

	Three months ended June 30,
	2005			2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$32,893	$220	2.68%	$148,945	$324	0.87%
Other short-term securities	6,414	28	1.75%	2,826	20	2.85%
Securities available for sale:
Taxable	1,495,651	16,000	4.29%	2,075,991	20,678	4.01%
Tax-exempt (2)	84,555	1,042	4.94%	91,141	1,147	5.06%
Loans (3)	4,500,370	78,760	7.02%	4,414,731	71,435	6.51%

Total interest-earning assets	6,119,883	96,050	6.30%	6,733,634	93,604	5.59%
Noninterest-earning assets	940,619	—		907,202

Total assets	$7,060,502	96,050		$7,640,836	93,604

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,112,247	13,297	1.71%	$3,267,483	8,824	1.09%
Time deposits over $100,000	360,103	2,186	2.43%	455,509	1,821	1.61%
Other time deposits	439,395	3,019	2.76%	504,981	1,536	1.22%

Total interest-bearing deposits	3,911,745	18,502	1.90%	4,227,973	12,181	1.16%
Short-term borrowings	413,096	3,625	3.52%	683,008	2,799	1.65%
CODES	144,225	192	0.53%	261,736	441	0.68%
Subordinated debt	210,311	4,377	8.35%	210,311	4,508	8.62%
Other long-term borrowings	299,061	3,929	5.27%	230,775	1,792	3.12%

Total interest-bearing liabilities	4,978,438	30,625	2.47%	5,613,803	21,721	1.56%
Noninterest-bearing deposits	1,083,982			1,052,290
Other noninterest-bearing liabilities	217,306			229,021
Preferred stock of real estate investment trust subsidiaries	12,593			15,302
Shareholders’ equity	768,183			730,420

Total shareholders’ equity and liabilities	$7,060,502	30,625		$7,640,836	21,721

Net interest income		$65,425			$71,883

Interest rate spread			3.83%			4.03%

Net yield on interest-earning assets(4)			4.29%			4.29%

(1)	Nonaccrual loans are excluded from the average balance.

(2)	Tax equivalent yields earned on the tax-exempt securities are 7.39% and 7.65% for the three months ended June 30, 2005 and 2004, respectively, using the federal statutory rate of 35%.

(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $(1,000) and $276,000 for the three months ended June 30, 2005 and 2004, respectively.

(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Six Months Ended June 30, 2005 and June 30, 2004

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities and average balances are based on average daily balances. All yields and rates have been annualized based on the actual number of days in each period.

	Six months ended June 30,
	2005			2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$35,058	$405	2.33%	$120,876	$528	0.88%
Other short-term securities	5,110	52	2.05%	2,909	63	4.36%
Securities available for sale:
Taxable	1,497,815	32,060	4.32%	2,074,702	42,933	4.16%
Tax-exempt (2)	84,391	1,979	4.73%	93,938	2,263	4.84%
Loans (3)	4,447,768	153,351	6.95%	4,432,806	144,562	6.56%

Total interest-earning assets	6,070,141	187,848	6.24%	6,725,231	190,349	5.69%
Noninterest-earning assets	933,829	—		870,123

Total assets	$7,003,970	$187,848	5.41%	$7,595,354	190,349	5.04%

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,194,323	$26,554	1.68%	$3,132,355	15,903	1.02%
Time deposits over $100,000	354,162	4,020	2.29%	455,818	3,659	1.61%
Other time deposits	410,725	5,046	2.48%	621,781	3,894	1.26%

Total interest-bearing deposits	3,959,210	35,620	1.81%	4,209,953	23,456	1.12%
Short-term borrowings	334,365	5,580	3.37%	722,158	5,710	1.59%
CODES	185,549	509	0.55%	180,437	889	0.99%
Subordinated debt	210,311	8,689	8.33%	210,311	9,012	8.62%
Other long-term borrowings	227,917	5,983	5.29%	251,138	4,029	3.23%

Total interest-bearing liabilities	4,917,352	56,381	2.31%	5,573,997	43,096	1.55%
Noninterest-bearing deposits	1,067,752			1,035,464
Other noninterest-bearing liabilities	235,502			222,021
Preferred stock of real estate investment trust subsidiaries	12,582			15,302
Shareholders' equity	770,782			748,570

Total shareholders’ equity and liabilities	$7,003,970	56,381		$7,595,354	43,096

Net interest income		$131,467			$147,253

Interest rate spread			3.93%			4.14%

Net yield on interest-earning assets(4)			4.37%			4.40%

(1)	Nonaccrual loans are excluded from the average balance.

(2)	Tax equivalent yields earned on the tax-exempt securities are 7.07% and 7.31% for the six months ended June 30, 2005 and 2004, respectively, using the federal statutory rate of 35%.

(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $(3,000) and $1.0 million for the six months ended June 30, 2005 and 2004, respectively.

(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rates earned or paid on, interest-earning assets and interest-bearing liabilities. Changes in net interest income are attributable to changes in the amount of interest-earning assets and interest-bearing liabilities, changes in the composition of those assets and liabilities and changes in the associated interest rates. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average rate earned or paid (rate). Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from average loans.

	Three months ended June 30, 2005 compared with the same period ended June 30, 2004 favorable / (unfavorable)			Six months ended June 30, 2005 compared with the same period ended June 30, 2004 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(1,503)	$1,399	$(104)	$(1,091)	$968	$(123)
Other short-term investments	54	(46)	8	73	(84)	(11)
Securities available for sale:
Taxable	(13,155)	8,477	(4,678)	(15,259)	4,386	(10,873)
Tax-exempt	(80)	(25)	(105)	(230)	(54)	(284)
Loans	1,450	5,875	7,325	467	8,322	8,789

Total interest income	(13,234)	15,680	2,446	(16,040)	13,538	(2,502)

INTEREST PAID ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	2,776	(7,249)	(4,473)	(318)	(10,333)	(10,651)
Time deposits over $100,000	2,074	(2,439)	(365)	2,014	(2,375)	(361)
Other time deposits	1,315	(2,798)	(1,483)	3,636	(4,788)	(1,152)

Total interest-bearing deposits	6,165	(12,486)	(6,321)	5,332	(17,496)	(12,164)
Short-term borrowings	6,387	(7,213)	(826)	8,369	(8,239)	130
CODES	170	79	249	(72)	452	380
Subordinated debt	—	131	131	—	323	323
Other long-term borrowings	(643)	(1,494)	(2,137)	1,063	(3,017)	(1,954)

Total interest expense	12,078	(20,982)	(8,904)	14,692	(27,977)	(13,285)

Net increase (decrease) in net interest income	$(1,156)	$(5,302)	$(6,458)	$(1,349)	$(14,438)	$(15,787)

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Credit Losses

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

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
For the three months ended June 30, 2005:
Balance, beginning of period	$99,355	$9,455	$108,810
Net (charge-offs)/recoveries	(3,476)	—	(3,476)
Provision	2,608	(356)	2,252

Balance, end of period	$98,487	$9,099	$107,586

For the three months ended June 30, 2004:
Balance, beginning of period	$118,411	$4,198	$122,609
Net (charge-offs)/recoveries	(3,984)	—	(3,984)
Provision	1,618	382	2,000

Balance, end of period	$116,045	$4,580	$120,625

For the six months ended June 30, 2005:
Balance, beginning of period	$107,517	$6,482	$113,999
Net (charge-offs)/recoveries	(6,987)	—	(6,987)
Provision	(2,043)	2,617	574

Balance, end of period	$98,487	$9,099	$107,586

For the six months ended June 30, 2004:
Balance, beginning of period	$124,489	$1,679	$126,168
Net (charge-offs)/recoveries	(9,543)	—	(9,543)
Provision	1,099	2,901	4,000

Balance, end of period	$116,045	$4,580	$120,625

The provision for credit losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for loan and lease losses and the reserve for unfunded credit commitments. The provision for credit losses is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas.

The required allowance for loan and lease losses at June 30, 2005 was $868,000 lower than the balance at March 31, 2005. This was primarily a result of an improvement in the overall credit risk ratings of the loan and lease portfolio, offset partially by $3.5 million in net charge-offs. As such, a $2.6 million provision for loan and lease losses was required to achieve the required allowance for loan and lease losses balance. The negative $2.0 million provision for loan and lease losses for the six months ended June 30, 2005 was primarily a result of improvements in

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the overall credit risk ratings of our loan and lease portfolio and a decrease in the assumed probability of default rates which were updated during the first quarter of 2005 to include recent experience.

The negative $356,000 provision for unfunded credit commitments for the second quarter of 2005 was primarily a result of a decrease in management’s estimate of the amount of impairment on unfunded credit commitments. The $2.6 million provision for unfunded credit commitments for the six months ended June 30, 2005 was primarily a result of a first quarter 2005 change in estimate resulting in a higher assumed percentage of usage of the commercial unfunded commitments and an increase in the individual reserve associated with a single unfunded credit, which were partially offset by the second quarter decrease in management’s estimate of the amount of impairment on unfunded credit commitments.

For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “FINANCIAL CONDITION — Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

The following table sets forth information by category of non-interest income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Insurance commissions and fees	$39,223	$32,916	$77,345	$67,497
Rental revenues on operating leases	4,463	2,665	8,495	4,982
Service charges and other fees	2,869	2,624	5,419	5,247
Loan and international banking fees	2,113	2,061	4,126	4,118
Trust fees	1,060	1,010	2,126	1,907
ATM network revenue	284	333	564	693
Gain on sale of securities, net	9	1,572	299	3,914
Gain on sale of loans	111	699	206	1,037
Other income	4,109	2,880	5,854	4,905

Total non-interest income	$54,241	$46,760	$104,434	$94,300

The increase in non-interest income during the second quarter and first six months of 2005 as compared to the same periods in 2004 is primarily due to increases in insurance commissions and fees, operating leases and other income. This was partially offset by decreases in the gain on sale of securities, net, and the gain on sale of loans.

The increase in insurance commissions and fees during the second quarter and the first six months of 2005, as compared to the same period in 2004 was a result of ABD’s internal growth and the acquisition of Lucini/Parish on May 1, 2005. Lucini/Parish generated $3.7 million in insurance commissions and fees during the second quarter of 2005.

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also announced that it is reviewing these arrangements.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 10.7% of total ABD commissions and fees received during the twelve month period ended June 30, 2005. ABD has received requests for information from several state insurance commissioners about ABD’s marketing practices and compensation arrangements with insurance carriers. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. In response to these developments during 2004 we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance-related issues identified in these general areas of concern.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $1.8 million increase for the second quarter of 2005 as compared to the same period in 2004 and the $3.5 million increase for the first six months of 2005 compared to the first six months of 2004, is the result of the growth in the size of the portfolio from this line of business.

Our gains and losses on the sale of securities are the result of securities sales transactions undertaken in order to manage interest rate risk, or IRR, and in consideration of other factors. Specific IRR program initiatives can cause us to increase or decrease the volume of sales transactions and can result in an increase or decrease in gains on securities in the periods when such initiatives occur. Such initiatives were limited during the second quarter and the first six months of 2005, resulting in a decrease in the gain on sale of securities as compared to the same periods in 2004.

Loan sale gains are dependent on loan sale volumes and premiums paid by loan purchasers. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and our estimate of the period of time we would need to hold the loan in order to earn the same income.

During the first quarter of 2005, we determined that the impairment on our shares of FNMA Preferred Stock and FHLMC Preferred Stock was other-than-temporary. As a result of this determination, we recorded a $1.0 million charge to other income during the first quarter of 2005. We sold these impaired securities during the second quarter of 2005. There was no such reduction of other income during the second quarter of 2005 or during 2004.

In connection with the repurchase of 114,662 and 163,162 units of the CODES due 2024 in privately negotiated transactions during the second quarter and the first six months of 2005, respectively, we recognized a gain of $1.2 million and $1.5 million, respectively, on the repurchase of these units, which was included in other income. No such gains or losses on the repurchase of CODES were recognized during the same periods in 2004.

Other income also includes a $1.2 million net gain for the second quarter of 2005 and a $1.4 million net gain for the first six months of 2005 on derivative instruments marked to market through earnings as compared to a $791,000 and a $989,000 gain for the same periods in 2004, respectively. The derivative gains included gains related to the change in market value of purchased residential mortgage loans between the price commitment and settlement dates of $1.1 million for the second quarter of 2005 and a $1.3 million gain for the first six months of 2005. There were no such gains or losses on purchased residential mortgage loans during the same periods in 2004.

Other income includes $2.0 million and $3.8 million in appreciation of the cash surrender values on bank-owned life insurance policies during the second quarter and first six months of 2005, respectively, as compared to $1.7 million and $3.3 million during the same periods in 2004, respectively. We own certain other investments in venture capital funds and Community Reinvestment Act, or CRA, qualified investments which are included in other assets. Net losses on those investments were $810,000 and $1.1 million during the second quarter and first six months of 2005, respectively, as compared to $664,000 and $1.7 million during the second quarter and first six months of 2004, respectively. The losses were charged to other income.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Compensation and benefits	$48,172	$45,725	$98,457	$95,330
Occupancy and equipment	11,148	10,251	21,560	20,456
Legal and other professional fees	3,198	4,682	8,049	8,026
Depreciation - equipment leased to others	3,735	2,252	7,105	4,157
Marketing and promotion	2,041	1,729	3,828	4,298
Amortization of intangibles	2,072	2,072	4,155	4,143
Telephone, postage and supplies	2,243	1,853	3,850	3,602
Data processing	1,693	1,272	2,803	2,499
Insurance	1,046	1,257	2,165	2,528
Directors’ fees	456	286	1,116	651
Dividends paid on preferred stock of real estate investment trusts	456	456	912	912
Contribution to Greater Bay Bancorp Foundation	—	—	900	900
FDIC insurance and regulatory assessments	432	496	789	996
Correspondent bank fees	102	692	624	1,554
Client service expenses	200	272	424	599
Expenses on other real estate owned	—	214	—	348
Other expenses	4,136	3,701	8,341	6,322

Total operating expenses	$81,130	$77,210	$165,078	$157,321

Efficiency ratio	67.80%	65.08%	69.98%	65.13%
Total operating expenses to average assets, annualized	4.61%	4.07%	4.75%	4.17%

The primary sources of variance in operating expenses during the second quarter of 2005 as compared to the second quarter of 2004 include the following:

•	Compensation and benefits expenses increased in the second quarter of 2005 to $48.2 million, compared to $45.7 million in the second quarter of 2004. The increase is primarily due to the acquisition of Lucini/Parish. Compensation and benefits related to Lucini/Parish were $2.0 million during the second quarter of 2005;

•	Occupancy and equipment expenses increased to $11.1 million for the second quarter of 2005 from $10.3 million for the same period in 2004. The increase was primarily due to normal scheduled rental increases;

•	Legal and other professional fees decreased to $3.2 million during the second quarter of 2005 as compared to $4.7 million during the second quarter of 2004. During 2005 and 2004, we devoted internal and external resources to documenting and enhancing controls required by the Sarbanes-Oxley Act of 2002. Legal and other professional fees decreased after the completion of our annual audit during the first quarter of 2005; and

•	Depreciation – equipment leased to others increased to $3.7 million during the second quarter of 2005 as compared to $2.3 million during the second quarter of 2004. The increase is related to growth in the leased equipment portfolio.

The primary sources of variance in operating expenses during the first six months of 2005 as compared to the same period in 2004 include the following:

•	Compensation and benefits expenses increased in the first six months of 2005 to $98.5 million, compared to $95.3 million in first six months of 2004. The increase is primarily due to the acquisition of Lucini/Parish and severance costs of $1.7 million;

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Occupancy and equipment expenses increased to $21.6 million during the first six months of 2005 from $20.4 million during the same period in 2004. The increase was primarily due to normal scheduled rental increases; and

•	Depreciation – equipment leased to others increased to $7.1 million during the first six months of 2005 as compared to $4.2 million during the same period in 2004. The increase is related to growth in the leased equipment portfolio.

Our efficiency ratio for the three and six month periods ended June 30, 2005 increased as compared to the same periods in 2004 as operating expenses increased at a higher rate than revenues. The increases in our operating expenses are described above. The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and other income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. An increase in the efficiency ratio would generally indicate a decrease in overall efficiency. Conversely, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

The following table shows the computation of the efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other banking organizations which do not have significant non-bank subsidiaries.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Total operating expenses	$81,130	$77,210	$165,078	$157,321
Less: ABD operating expenses	32,380	28,268	62,793	56,407

Total operating expenses without ABD	$48,750	$48,942	$102,285	$100,914

Total revenue	$119,666	$118,642	$235,901	$241,553
Less: ABD total revenue	39,476	33,245	77,967	68,115

Total revenue without ABD	$80,190	$85,397	$157,934	$173,438

Efficiency ratio without ABD	60.79%	57.31%	64.76%	58.18%

Income Taxes

Our effective income tax rate for the three and six month periods ended June 30, 2005 was 37.5% and 37.1%, as compared to 37.8% and 38.4%, respectively, for the same periods in 2004. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion and tax-exempt income on municipal securities and bank-owned life insurance policy investment earnings that are exempt from taxation.

In 2004, we received the Notice from the IRS challenging the deductibility of certain expenses on our 2000 and 2001 tax returns primarily related to multiple acquisitions during those years. If all of the adjustments in the Notice were upheld for federal and state tax purposes, we estimate that the combined federal and California tax cost would be approximately $11.5 million, including the impact of tax benefits that would be realized in future periods. We have provided additional information and analysis concerning the items in the Notice and are continuing our dialogue with the IRS concerning the 2000 and 2001 tax years.

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

question and certain tentatively agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that an additional net income tax liability had been incurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the second quarter or first six months of 2005. A similar analysis occurred as of December 31, 2004 and we reached the same conclusion.

In 2001, the Bank formed CNBIT I as a real estate investment trust subsidiary, which in turn formed CNBIT II as a real estate investment trust subsidiary. The REITs were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

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

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through June 30, 2005, we have recognized a cumulative net tax benefit of $2.7 million on these consent dividends. During 2003 the FTB took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

FINANCIAL CONDITION

Total assets increased $313.1 million from $6.9 billion at December 31, 2004 to $7.2 billion at June 30, 2005.

Securities

Securities were $1.6 billion at both June 30, 2005 and December 31, 2004. The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, MBS, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments and equity securities, including Federal Reserve Bank stock and FHLB stock. Securities available for sale are recorded at fair value. Securities held to maturity are recorded at amortized cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements and FHLB advances. We do not include Federal Funds sold and certain other short-term instruments which qualify as cash and cash equivalents in our securities portfolio.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At June 30, 2005 and December 31, 2004, $1.0 billion, or approximately 63.0%, of our total securities were invested in MBS. Although the stated final maturity of these securities is as long as 30 years, due to scheduled principal repayments and anticipated prepayments, we estimate that the average remaining life of these securities is less than four years.

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

The following table presents the composition of our loan portfolio at the dates indicated.

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,019,331	43.7%	$1,969,351	45.2%
Term real estate - commercial	1,493,890	32.3	1,597,756	36.6

Total commercial	3,513,221	76.0	3,567,107	81.8
Real estate construction and land	543,117	11.8	479,113	11.0
Residential mortgage	260,453	5.6	22,982	0.5
Real estate other	277,847	6.0	268,755	6.2
Consumer and other	137,827	3.0	145,065	3.3

Total loans, gross	4,732,465	102.4	4,483,022	102.8
Deferred fees and discounts, net	(12,940)	(0.3)	(13,902)	(0.3)

Total loans, net of deferred fees	4,719,525	102.1	4,469,120	102.5
Allowance for loan and lease losses	(98,487)	(2.1)	(107,517)	(2.5)

Total loans, net	$4,621,038	100.0%	$4,361,603	100.0%

Total loans net of deferred loan fees and discounts increased by $250.4 million from December 31, 2004 to June 30, 2005. This increase primarily reflects increases in residential mortgage loans of $237.5 million, real estate construction and land loans of $64.0 million, and commercial loans of $50.0 million. These increases were partially offset by a decline in term real estate loans of $103.9 million. The increase in residential mortgage loans includes $233.0 million in loans purchased during 2005.The following table presents the interest rate type and maturity distribution of our loan portfolio by type at June 30, 2005:

	Term to final loan maturity
	One year or less		One to five years		After five years		Total
(Dollars in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate
Commercial	$163,037	$447,835	$620,491	$252,015	$425,599	$110,354	$2,019,331
Term real estate - commercial	47,235	95,671	277,989	335,309	227,438	510,248	1,493,890
Real estate construction and land	43,151	342,743	53,674	100,706	634	2,209	543,117
Residential mortgage	—	—	—	—	—	260,453	260,453
Real estate other	21,967	46,802	10,222	22,427	6,939	169,490	277,847
Consumer and other	8,245	64,409	22,176	28,010	14,740	247	137,827

Total loans, gross	$283,635	$997,460	$984,552	$738,467	$675,350	$1,053,001	$4,732,465

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. Restructured loans which are performing in accordance with the agreed upon modified loan terms are presented in the period of restructure and the three subsequent quarters. Other real estate owned, or OREO, consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. Other nonperforming assets is primarily comprised of equipment leased to others.

The following table presents our nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2005	December 31, 2004
Nonperforming assets:
Nonaccrual loans	$88,086	$43,711
OREO	—	—
Other nonperforming assets	495	569

Total nonperforming assets	$88,581	$44,280

Restructured loans on accrual status	$—	$250

Accruing loans past due 90 days or more	$—	$6

Nonaccrual loans to total loans	1.87%	0.98%
Nonperforming assets to total assets	1.22%	0.64%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.88%	1.00%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	1.22%	0.64%

The amount of interest revenue on nonaccrual loans prior to the loans becoming nonaccrual that was included in net income was $878,000 for the six months ended June 30, 2005 and $2.6 million for the year ended December 31, 2004. The gross interest income, which includes foregone interest and interest revenue on nonaccrual loans prior to the loans becoming nonaccrual that would have been recorded if nonaccrual loans had been current in accordance with their original terms would have been $3.3 million for the six months ended June 30, 2005 and $4.4 million for the year ended December 31, 2004.

Restructured loans totaling $4.3 million at June 30, 2005 and $6.1 million at December 31, 2004 were also on nonaccrual status and are included in nonaccrual loans above.

Interest income from restructured loans on accruing status totaled $8,000 for the first six months of 2004. There was no such interest income from restructured loans on accruing status for the first six months of 2005. The foregone interest income for the restructured loans on accruing status totaled $2,000 for the first six months of 2004 and zero for the same period in 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The composition of our nonaccrual loans at June 30, 2005 and December 31, 2004 were as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Commercial:
Other commercial	$7,646	$12,401
Matsco	7,509	9,020
Venture Banking Group	—	806
SBA	7,421	1,876

Total commercial	22,576	24,103
Real estate:
Term real estate - commercial	13,015	8,560
Real estate construction and land	10,608	10,552
Residential mortgage	—	—
Real estate other	33,781	496

Total real estate	57,404	19,608
Consumer and other	8,106	—

Total nonaccrual loans	$88,086	$43,711

The June 30, 2005 increase in nonaccrual loans was primarily the result of a single client relationship totaling $41.6 million. This relationship includes a $33.8 million loan that is primarily secured by an owner-occupied residential property. All loans comprising this relationship remain current. During the six months ended June 30, 2005, the balance of outstanding loans was reduced by a $5.5 million principal pay-down and a scheduled debt service payment of $633,000. Our current assessment of risk exposure stemming from this relationship is fully reflected in our allowance level as of June 30, 2005.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $14.1 million at June 30, 2005 and $14.6 million at December 31, 2004. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $88.1 million at June 30, 2005 and $43.7 million at December 31, 2004. During the second quarter and the first six months of 2005 and 2004, we recognized no interest income during the time within the year that the loans were deemed impaired. As of June 30, 2005 and December 31, 2004, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The reserve for unfunded credit commitments is established through a provision for credit losses based on management’s assessment of the inherent loss contained in our unfunded commitments. The allowance is increased by provisions charged against current earnings and is reduced by negative provisions as commitments are either funded (and the allowance is transferred to the allowance for loan and lease losses), or credit commitments ratings improve, or commitments expire or may be reduced by net charged-offs if we determine that a loss has occurred on an unfunded commitment.

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated:

	At and for the six month period ended
(Dollars in thousands)	June 30, 2005	June 30, 2004
Period end gross loans outstanding	$4,732,465	$4,455,599
Average gross loans outstanding	$4,447,768	$4,432,806
Allowance for loan and lease losses:
Balance at beginning of period	$107,517	$124,489
Charge-offs:
Commercial	(5,607)	(9,927)
Term real estate - commercial	—	(1,607)

Total commercial	(5,607)	(11,534)
Real estate construction and land	(1,681)	—
Residential mortgage	—	—
Real estate other	—	—
Consumer and other	(2,238)	(364)

Total charge-offs	(9,526)	(11,898)

Recoveries:
Commercial	2,346	2,098
Term real estate - commercial	3	—

Total commercial	2,349	2,098
Real estate construction and land	88	96
Residential mortgage	—	—
Real estate other	—	4
Consumer and other	102	157

Total recoveries	2,539	2,355

Net charge-offs	(6,987)	(9,543)
Provision charged to income	(2,043)	1,099

Balance at end of period	$98,487	$116,045

Year to date net charge-offs to average loans outstanding during the period, annualized	0.31%	0.43%
Allowance as a percentage of period end loans outstanding	2.08%	2.60%
Allowance as a percentage of nonaccrual loans	111.81%	274.79%

The provision for credit losses includes the provision for loan and lease losses, shown in the table above and the provision for unfunded credit losses. At December 31, 2004, we reclassified our reserve for unfunded credit

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the provision for credit losses and summarizing the reclassification of unfunded credit commitments for the two quarters ended June 30, 2005 and 2004 and the six month period ended June 30, 2005 and 2004, see “RESULTS OF OPERATIONS – Provision for Credit Losses.”

The decrease in the allowance for loan and lease losses during the first six months of 2005 was primarily the result of net charge-offs, changes in loan portfolio risk ratings, changes in loan portfolio composition and a decrease in the assumed probability of default rates which were updated to include recent experience.

The reserve for unfunded credit commitments was $9.1 million at June 30, 2005 as compared to $6.5 million at December 31, 2004. The increase in the reserve for unfunded credit commitments was primarily a result of assuming a higher percentage of commercial unfunded commitments usage and an increase in the individual reserve associated with a single unfunded credit.

Our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components, an individual impairment component and a pool analysis component.

Individual Impairment Component

The individual loan impairment component is equal to the balance of specific reserves, that are established for impaired loans as defined by SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the amount of impairment by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when the impaired value has a degree of uncertainty and we believe that we will obtain a more precise value by the occurrence of a specific future event. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses and reserve for unfunded commitments was as follows at the dates indicated:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Specific reserves:
Individual loan impairment	$14,058	$14,615
Reserve for unfunded credit commitments	1,671	1,862

Total	$15,729	$16,477

The decrease in specific reserves from December 31, 2004 to June 30, 2005 resulted from a decrease in loss exposure associated with impaired loans.

Pool Analysis Component

The pool analysis is a migration-based analysis that results in a range of allowance and is performed in two steps. First, the analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply a probability of default factor against each credit risk-rating segment based on our historical data that produces an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that are

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

likely to default to determine an estimate of loss. This first step of the pool analysis resulted in a required allowance for loan and lease loss and reserve for unfunded credit commitments as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Migration-based pool analysis:
Allowance for loan and lease losses	$40,774	$55,799
Reserve for unfunded credit commitments	3,554	2,128

Total	$44,328	$57,927

The decrease in the level of the allowance for loan and lease losses is a result of a decrease in the average probability of default rates (based on historical data) and an overall improvement in credit quality.

The second step of the pool analysis is a determination of an estimated range of unidentified, incurred loss. We believe that borrowers are impacted by events that result in loan default and eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, loss of a major tenant in this example and our knowledge of this event, particularly during times of significant economic downturn. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets. This portion of our pool analysis resulted in the following estimated range of unidentified incurred loss at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Estimated range of unidentified incurred loss:
Allowance for loan and lease losses	$27,853	$43,655	$22,262	$37,103
Reserve for unfunded credit commitments	2,325	3,874	1,495	2,492

Total	$30,178	$47,529	$23,757	$39,595

The increase in the unidentified incurred loss range was the result of growth in the volume of loans and commitments in the pass-rated categories.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology were as follows at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Allowance for loan and lease losses	$82,685	$98,487	$92,676	$107,517
Reserve for unfunded credit commitments	7,550	9,099	5,485	6,482

Total	$90,235	$107,586	$98,161	$113,999

Management believes that the most likely amount of loss is the upper end of the range due to the following primary considerations:

•	The overall Bay Area economy, while showing signs of stabilization, continues to be weak. In addition, we believe that increased short-term interest rates will place added pressure on debt service ratios; and

•	We have a significant number of large loans. Unrecognized deterioration in a few large credits could materially alter allowance needs.

Property, Premises and Equipment

Property, premises and equipment increased by $10.0 million to $110.3 million at June 30, 2005, as compared to $100.3 million at December 31, 2004. The primary reason for this increase is the $12.6 million increase in equipment leased to others, net of accumulated depreciation. Equipment leased to others, net of depreciation, was $67.9 million at June 30, 2005, compared to $55.4 million at December 31, 2004. This increase is the result of the growth in the size of the operating lease portfolio.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits

Total deposits were $4.9 billion at June 30, 2005, compared to $5.1 billion at December 31, 2004. Total core deposits (which exclude institutional and brokered time deposits) decreased by $253.5 million during the first six months of 2005 to $4.6 billion at June 30, 2005. This decrease reflects the cyclicality of large title company, venture fund and specialty deposit relationships.

We had no brokered deposits at June 30, 2005, compared to $83,000 at December 31, 2004. Institutional time deposits were $325.9 million at June 30, 2005, compared to $295.9 million at December 31, 2004.

Borrowings

Borrowings were $1.3 billion at June 30, 2005 and $789.0 million at December 31, 2004. At June 30, 2005, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES and other notes payable. The increase in borrowings was a result of a $529.3 million increase in FHLB advances and $149.6 million increase in Senior Notes due 2010. This was partially offset by a $147.9 million decrease in CODES due 2024 as a result of repurchases by the Company. The increases in the FHLB advances was primarily to support loan funding given the contraction in our core deposit base as well as the overall growth in the loan portfolio.

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of June 30, 2005. This facility replaced a short-term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. Under these credit facilities, we had no advances outstanding at June 30, 2005 and December 31, 2004, there were no average balances outstanding during the six months ended June 30, 2005 and the year ended December 31, 2004 and there were no amounts outstanding at any month-end during the six months ended June 30, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $257,000 during the first six months of 2005 and $220,000 during the same period in 2004, respectively. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related credit facility covenants.

Liquidity and Cash Flow

The objective of our liquidity management is to maintain our ability to meet day-to-day obligations as they become due and to allow the Bank to meet the funding needs of its clients while avoiding carrying excess cash and cash equivalent balances due to their low-yielding nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally FHLB advances and brokered certificates of deposits.

Net cash provided by operating activities totaled $50.1 million for the six months ended June 30, 2005 and $19.4 million for the same period in 2004.

Cash used in investing activities totaled $296.7 million for the six months ended June 30, 2005 as compared to $9.2 million for the six months ended June 30, 2004. The net use of cash for loans was $258.5 million for the six months ended June 30, 2005 as compared to cash provided by loans, net of $58.6 million for the six months ended June 30, 2004. The net cash provided by securities, including maturities, partial pay downs, sales and purchases, was $18.7 million for the six months ended June 30, 2005 and as compared to a use of $75.6 million for the six months ended June 30, 2004. Cash used for the purchase of other securities and other investments is primarily compromised of $22.2 million in FHLB Stock, the purchase of which was required due to the increase in our FHLB advances.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by financing activities was $275.1 million for the six months ended June 30, 2005 compared to cash used by financing activities was $21.6 million for the same period in 2004. For the first six months of 2005 and 2004, the decline in deposit balances decreased cash by $223.5 million and $5.8 million, respectively. Short-term and long-term borrowings increased $537.1 million for the six months ended 2005 and $39.9 million for the six months ended 2004.

As of June 30, 2005, we did not have any material capital expenditure commitments.

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank and therefore it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for the payment of the fees, interest and principal on its line of credit, senior notes, subordinated debt, CODES and dividends on its capital stock.

During the six months ended June 30, 2005, we repurchased 163,162 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.5 million on the repurchase of these units. The holding company also has a potential obligation to redeem the CODES due 2024 during 2006, at which time the holding company may be required to redeem some or all of those CODES for cash at their accreted value, which will be $93.3 million. Substantially all of the holding company’s revenues are obtained from interest received on its securities and dividends paid by our subsidiaries. See Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning our holding company’s obligations under its line of credit, senior notes, subordinated debt and the CODES.

In April 2005, we issued $150.0 million in Senior Notes due 2010. The Senior Notes due 2010 have a coupon rate of 5.125% with semiannual payment dates on April 15th and October 15th commencing October 15, 2005. The proceeds from the Senior Notes due 2010 are being used for general corporate purposes.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends the holding company totaled $95.1 million at June 30, 2005. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Capital Resources

Shareholders’ equity at June 30, 2005 increased to $771.2 million from $763.1 million at December 31, 2004. The holding company declared dividends of $0.15 per common share per quarter or $0.30 per common share during the six months ended June 30, 2005. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share per quarter or $1.82 per preferred share during the first six months of 2005.

During the first six months of 2005, we repurchased 1,061,019 shares of common stock for an aggregate amount of $27.2 million. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of June 30, 2005, there was $63.7 million remaining for repurchase under a common stock repurchase program announced during the first quarter of 2005.

During the first six months of 2005, we repurchased 5,200 shares of Series B Preferred Stock. During the first six months of 2005 and 2004, 1,814 shares and 2,500 shares, respectively, of preferred stock were converted into common stock.

Under applicable regulatory guidelines, the Trust Preferred Securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of June 30, 2005 and December 31, 2004, those subsidiary trusts had

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$204.0 million in Trust Preferred Securities outstanding, all of which qualified as Tier I capital. See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS contained in our Annual Report on Form 10-K for the year ended December 31, 2004, for further information regarding these securities including potential changes to their capital treatment.

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

The Federal Reserve and the Office of the Comptroller of the Currency have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at June 30, 2005 and December 31, 2004, and related minimum regulatory requirements were as follows:

	Leverage ratio	Tier I risk- based capital ratio	Total risk- based capital ratio
Greater Bay Bancorp:
June 30, 2005	10.30%	11.96%	13.22%
December 31, 2004	10.67%	13.01%	14.27%
The Bank:
June 30, 2005	11.43%	13.26%	14.52%
December 31, 2004	10.75%	13.27%	14.53%
Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

Our tangible total equity to tangible asset ratio decreased from 7.70% at December 31, 2004 to 6.92% at June 30, 2005. The decrease primarily related to the increase in tangible assets and the decrease in tangible equity; the latter reflecting $42.9 million of intangible assets related to the Lucini/Parish acquisition as well as the repurchase of $16.3 million of our common stock. In our opinion, the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Common shareholders’ equity	$667,810	$659,250
Convertible preferred stock	103,366	103,816

Total shareholders’ equity	771,176	763,066
Less: goodwill and other intangibles	(289,996)	(251,660)

Tangible total equity	$481,180	$511,406

Total assets	$7,245,147	$6,896,645
Less: goodwill and other intangibles	(289,996)	(251,660)

Tangible assets	$6,955,151	$6,644,985

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of June 30, 2005.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,387,538	$—	$—	$—	$1,387,538
Commitments under letters of credit	126,849	—	—	—	126,849
Contingent payments	14,081	13,463	—	—	27,544
Operating lease obligations	19,645	33,609	21,981	31,873	107,108
Purchase obligations	5,702	—	—	—	5,702

Total off-balance sheet arrangements	$1,553,815	$47,072	$21,981	$31,873	$1,654,741

Deposits	$4,814,349	$56,672	$8,278		$4,879,299
Borrowings	616,840	253,515	246,440	210,801	1,327,596
Capital lease obligations	—	—	—	—	—
Other liabilities	193,929	—	—	60,530	254,459

Total aggregate contractual obligations	$5,625,118	$310,187	$254,718	$271,331	$6,461,354

The obligations are categorized by their contractual due dates. Approximately $426.6 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a further description of contingent payments. We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At June 30, 2005, we had potential future venture capital funding requirements of $5.7 million.

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

On January 1, 2005 we transferred all of the employees of the holding company to the Bank and assigned those employees to the community banking business segment. The principal impact of this organizational change was to increase the community banking segment’s direct operating expenses as this segment absorbed the majority of operating expenses previously incurred by the holding company.

This organizational change also affected the intercompany expense allocations. During 2005, community banking was reimbursed by the holding company and the other business segments for administrative services that employees in community banking performed on their behalf. Reimbursement was made through an intercompany allocation process. Prior to the organizational change in 2005, these services were provided by the holding company which was reimbursed by the business segments including the community bank

We also revised the distribution of administrative service expenses allocated to the business segments and the billing rate for those services. During the first half of 2005, the intercompany allocation was recorded at cost. During the same period in 2004 the intercompany allocation was based on a mixed fair market value and cost formula. As a result, the business segments paid an additional $6.5 million and $9.7 million to the holding company in the second quarter and six month period ended June 30, 2004. We have determined that it is impractical to restate prior periods to reflect these changes.

Intersegment Revenues

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

The specialty finance business segment pays interest charges to the community banking and trust services business segments. Community banking, and to a lesser degree trust services, are the primary deposit gathering business segments. Our treasury department, which is included in our community banking business segment, undertakes wholesale financings on behalf of the Bank. Since the specialty finance business segment does not have the same ability as community banking and trust services to fund its assets, it purchases its funding from the trust and community banking business segments. The following is a summary of intersegment interest charges received and paid for the periods indicated:

	For the three months ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Community banking	Specialty finance	Trust services
Net interest charges received/(paid)	$10,905	$(11,555)	$650	$9,012	$(9,221)	$209

	For the six months ended
	June 30, 2005			June 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Community banking	Specialty finance	Trust services
Net interest charges received/(paid)	$20,689	$(21,908)	$1,219	$18,139	$(18,717)	$571

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended June 30, 2005 and 2004, ABD received insurance commission and fees from the holding company and the other business segments of $151,000 and $150,000, respectively. During the six months ended June 30, 2005 and 2004, ABD received insurance commissions and fees from the holding company and the other business segments of $227,000 and $255,000, respectively.

Each business segment is allocated a portion of overhead administrative expenses, or intercompany allocation, incurred by the community banking business segment. The allocation formula is based on time studies prepared by each administrative department. Certain costs incurred by the holding company, including reimbursement to the Bank for administrative expenses incurred on behalf of the holding company, are not eligible to be allocated to the business segments.

All remaining intersegment revenue is not significant to business segment results.

The methodology we use for computing the allowance for loan and lease losses, the reserve for unfunded commitments and the related provision for credit losses for our business segments differs from the methodology we use for the consolidated company. The allowance for loan and lease losses for specialty finance is computed as a fixed percentage of the current loan and lease balances. Each division within specialty finance uses a predetermined percentage rate to compute the required allowance for loan and lease losses for all of its outstanding loans. The total balance of the allowance for loan and lease losses for specialty finance is then deducted from the required consolidated allowance for loan and lease losses and reserve for unfunded commitments (which is computed as described in Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), and that amount is attributed to the community banking business segment.

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals and other individuals.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate community banking’s performance are provided in the following table as of and for the three and six month periods ended June 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$58,629	$62,242	$120,253	$128,530
Non-interest income	5,976	6,555	11,848	14,449
Operating expenses (1):
Direct operating expenses	35,625	18,741	73,645	39,500
Intercompany allocation	(5,409)	22,115	(10,391)	46,150

Total operating expenses	30,216	40,856	63,254	85,650

Income before provision for income taxes (2)	$34,389	$27,941	$68,847	$57,329

Balance sheet:
Assets	$5,386,817	$6,222,641	$5,386,817	$6,222,641
Deposits	$5,099,439	$5,410,126	$5,099,439	$5,410,126
Other Significant Segment Measures:
Average loans	$3,239,274	$3,301,541	$3,207,971	$3,338,744
Yield earned on loans	6.78%	6.01%	6.70%	6.06%
Net charge-offs	$2,148	$2,787	$4,542	$7,870
Average securities	$1,511,574	$2,001,277	$1,501,400	$2,051,162
Yield earned on securities	4.28%	4.02%	4.28%	4.19%
Average interest-bearing deposits (3)	$4,148,370	$4,455,053	$4,185,085	$4,391,052
Rate paid on deposits	1.84%	1.15%	1.77%	1.12%
Compensation and benefits	$20,850	$8,945	$44,166	$18,929
Interest charges received from other segments and included in net interest income, net	$10,905	$9,012	$20,689	$18,139

(1)	The change in operating expenses were primarily a result of the organizational change described above.

(2)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

(3)	Includes deposit accounts of the holding company and other business segments which are eliminated in consolidation.

For the three months ended June 30, 2005, community banking’s net income before provision for income taxes increased 23.1% to $34.4 million, compared to $27.9 million for the same period in 2004. For the six months ended June 30, 2005, community banking’s net income before provision for income taxes increased 20.1% to $68.9 million, compared to $57.3 million for the same period in 2004. These increases were primarily due to a decrease in total operating expenses.

Reductions in net interest income and non-interest income were partially offsetting factors.

Net interest income after provision for credit losses

Net interest income after provision for credit losses decreased to $58.6 million during the second quarter of 2005, compared to $62.2 million for the same period in 2004. The $3.6 million decrease reflects a $6.3 million increase in interest expense on deposits, a $4.2 million decrease in interest income on securities, a $356,000 increase in interest expense on borrowings and a nominal increase in the provision for credit losses. These factors were partially offset by a $5.4 million increase in interest income on loans and an increase in interest charges received from other segments.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income after provision for credit losses decreased to $120.3 million during the first six months of 2005, compared to $128.5 million for the same period in 2004. The $8.3 million decrease reflects a $12.3 million increase in interest expense on deposits, an $8.9 million decrease in interest income on securities and a $384,000 increase in interest expense on borrowings. These factors were partially offset by a $6.0 million increase in interest income on loans, a $4.7 million decrease in the provision for credit losses and an increase in interest charges received from other segments.

The specific factors affecting interest income, interest expense and the provision for credit losses include the following:

•	Interest income on loans was $54.7 million and $106.6 million for the three and six-month periods ended June 30, 2005, respectively, compared to $49.4 million and $100.6 million for the same periods in 2004. These increases are primarily a result of an increase in the average yields earned on loans and is reflective of higher wholesale market interest rates in 2005 compared to 2004. The average yield earned on loans for the three and six months ended June 30, 2005 was 77 basis points and 63 basis points higher compared to the same periods in 2004.

•	Interest income on securities decreased to $17.3 million and $37.0 million for the three and six-month periods ended June 30, 2005, respectively, compared to $19.5 million and $41.4 million for the same periods in 2004. The decreases were primarily a result of a decline of approximately $500 million in the average securities balances during 2005,

•	Interest expense on deposits increased to $19.0 million and $36.7 million for the three and six months ended June 30, 2005, respectively, compared to $12.7 million and $24.4 million for the same periods in 2004. These increases were primarily due to an increase in the average interest rates paid which is reflective of higher wholesale market interest rates in 2005. The increase in the rate paid on deposits was partially offset by a decrease in average deposit balances in the three and six-month periods ended June 30, 2005. The decrease in our deposit base is reflective of the cyclicality of large title company, venture fund and specialty deposit relationships as well as a reduction of our wholesale deposits; and

•	The provision for credit losses decreased by $4.7 million for the six months ended June 30, 2005 compared to the same period in 2004. This is a result of the lower estimated consolidated allowance for loan and lease losses calculated for the respective periods in 2005. The lower allowance requirement in 2005 is reflective of various factors including overall improvement in the credit risk ratings of loans and lower net charge offs when compared to the three and six-month periods ended June 30, 2004.

Non-Interest Income

The decrease in community banking’s non-interest income during the three and six month periods ending June 30, 2005 as compared the same period in 2004 is primarily a result of a decrease in the gain on sale of securities. Our gains and losses on the sale of securities are the result of security sales undertaken as part of the Company’s overall IRR strategy as well as in consideration of other factors.

Operating Expenses

The increase in community banking’s direct operating expense for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 is primarily related to an increase in compensation and benefits expense as well as occupancy and equipment expense. Compensation and benefits were $20.9 million and $44.2 million for the three and six months ended June 30, 2005, respectively, as compared to $8.9 million and $18.9 million for the same periods in 2004. Occupancy and equipment were $5.9 million and $11.6 million for the three and six months ended June 30, 2005, respectively, as compared to $3.5 million and $6.9 million for the same periods in June 30, 2004. The increases in both compensation and benefits and occupancy and equipment are primarily the result of the transfer of employees and other related expenses from the holding company to the community banking business segment described above.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Specialty Finance

Specialty finance offers a complete range of financial products and services through our Matsco division to meet the needs of dentists and veterinarians. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital and financing for retirement planning. These products are structured as either equipment leases or loans. We also offer small ticket equipment lease financing through our Greater Bay Capital division.

Specialty finance also offers asset-based lending and accounts receivable factoring products through our Pacific Business Funding and CAPCO divisions that provide alternative funding and support programs as a component of our small business banking services.

Our specialty finance products also include loans to small businesses on which the SBA generally provides guarantees or other credit support. We participate as a National Preferred Lender in many SBA programs through the Greater Bay Bank SBA Lending Group.

The key measures we use to evaluate specialty finance’s performance are provided in the following table as of and for the three and six-month periods ended June 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$10,897	$11,339	$21,557	$23,059
Non-interest income	6,221	4,900	12,161	9,834
Operating expenses:
Direct operating expenses	9,959	7,681	18,677	15,744
Intercompany allocation	543	649	1,105	1,368

Total operating expenses	10,502	8,330	19,782	17,112

Income before provision for income taxes (1)	$6,616	$7,909	$13,936	$15,781

Balance sheet:
Assets	$1,383,015	$1,192,183	$1,383,015	$1,192,183
Deposits	$7,345	$14,355	$7,345	$14,355
Other Significant Segment Measures:
Average loans	$1,260,885	$1,107,297	$1,239,558	$1,092,146
Yield earned on loans	7.64%	7.98%	7.60%	8.05%
Net charge-offs	$1,328	$1,198	$2,446	$1,674
Rental revenue on operating leases	$4,463	$2,665	$8,495	$4,982
Compensation and benefits	$3,542	$3,220	$6,623	$7,319
Interest paid to other segments and included in net interest income	$(11,555)	$(9,221)	$(21,908)	$(18,718)

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

For the three months ended June 30, 2005, specialty finance’s net income before provision for income taxes decreased 16.3% to $6.6 million compared to $7.9 million for the same period in 2004. For the six months ended June 30, 2005 specialty finance’s net income before provision for income taxes decreased 11.7% to $13.9 million compared to $15.8 million for the same period in 2004. These decreases were primarily due to the following:

•	Decreases in net interest income after provision for credit losses, and

•	Increases in total operating expenses.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

These factors were partially offset by an increase in non-interest income.

Net interest income after provision for credit losses

Net interest income after provision for credit losses decreased to $10.9 million during the three month period ending June 30, 2005, compared to $11.3 million for the same period in 2004. The $443,000 decrease reflects a $2.3 million increase in interest charges paid to other segments and a $195,000 increase in the provision for credit losses. These factors were partially offset by a $2.1 million increase in interest income on loans and leases.

Net interest income after provision for credit losses decreased to $21.6 million during the six month period ending June 30, 2005, compared to $23.1 million for the same period in 2004. The $1.5 million decrease reflects a $3.2 million increase in interest charges paid to other segments and a $1.4 million increase in the provision for credit losses. These factors were partially offset by a $3.0 million increase in interest income on loans and leases.

The specific factors affecting interest income, interest expense and the provision for credit losses included the following:

•	Interest income on loans was $24.0 million and $46.7 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $22.0 million and $43.7 million for the same periods in 2004. These increases are primarily a result of an increase in the average balance of loans outstanding partially offset by a decrease in the average yields earned;

•	Intersegment interest expense (representing interest charges paid to the community banking and trust business segments) was $11.6 million and $21.9 million for the three and six month periods ended June 30, 2005, respectively, as compared to $9.2 million and $18.7 million for the same periods in 2004. These increases are the result of increases in the loan, lease and leased equipment portfolio balances. Additionally there was an overall increase during 2005 in intersegment interest rates paid by specialty finance for its intersegment borrowings; and

•	The provision for credit losses increased by $195,000 and $1.4 million for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. This is primarily a result of the levels of net charge-offs during 2005 compared to 2004. Specialty finance’s net charge-offs were $1.3 million and $2.5 million for the three and six months ended June 30, 2005, respectively, as compared to $1.2 million and $1.9 for the same periods in 2004.

Non-Interest Income

Non-interest income is primarily comprised of rental revenue on operating leases and gain on the sale of loans and leases. Rental revenue on operating leases increased to $4.5 million and $8.5 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $2.7 million and $5.0 million for the same periods in 2004. The increases reflect the overall growth in the size of the leased equipment portfolio.

Gain on the sale of loans and leases were $111,000 and $206,000 for the three and six-month periods ended June 30, 2005, respectively, as compared to $629,000 and $1.0 million for the same periods in 2004. The lower levels of gains are primarily reflective of lower loan sale volumes. See “RESULTS OF OPERATIONS – Non-interest Income” for additional information regarding the computation of the gain on sale of loans.

Operating Expenses

The increase in direct operating expenses in the second quarter and six month periods ended June 30, 2005 as compared to the same periods in 2004 is primarily due to increases in depreciation on leased equipment. Depreciation on leased equipment was $3.7 million and $7.1 million for the three and six-month periods ended

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

June 30, 2005, respectively, as compared to $2.3 million and $4.2 million for the same periods in 2004. The increases are primarily reflective of the overall growth in the size of the operating lease portfolio.

Insurance Brokerage Services

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington State and Nevada, and clients throughout the United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table as of and for the three and six-month periods ended June 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income	$102	$173	$395	$356
Non-interest income	39,374	33,071	77,572	67,758
Operating expenses:
Direct operating expenses	32,221	28,267	62,463	56,406
Intercompany allocation	160	—	331	—

Income before provision for income taxes	$7,095	$4,977	$15,173	$11,708

Balance sheet:
Assets (1)	$400,996	$306,369	$400,996	$306,369
Other Significant Segment Measures:
Insurance commissions and fees	$39,147	$33,064	$77,345	$67,751
Compensation and benefits	$22,671	$19,731	$45,013	$40,344

(1)	Assets include goodwill of $205.1 million and $148.7 million as of June 30, 2005 and 2004, respectively.

Insurance brokerage services’ income before provision for income taxes increased to $7.1 million and $15.2 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $5.0 million and $11.7 million for the same periods in 2004.

The primary source of revenues is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. Insurance brokerage fees were $39.1 million and $77.4 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $33.1 million and $67.8 million for the same periods in 2004. The increases are the result of organic growth as well as the acquisition of Lucini/Parish, which generated $3.7 million in revenues during the second quarter of 2005.

ABD’s principal expenses are compensation and benefits and intangible asset amortization. Compensation and benefits increased to $22.7 million and $45.0 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $19.7 million and $40.3 million for the same periods in 2004. The increases were primarily in support of ABD’s organic growth including $2.0 million in the second quarter of 2005 related to the Lucini/Parish acquisition.

As described above, we have changed the way in which we perform our intercompany operating expense allocation. As a result of this change, we began assigning intercompany operating expense allocation to the insurance brokerage services business segment effective January 1, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Trust Services

The Greater Bay Trust Company provides trust services to support the trust needs of the Bank’s clients. These services include, but are not limited to custodial, investment management, estate planning and employee benefit plan services.

The key measures we use to evaluate trust services’ performance are provided in the following table as of and for the three and six-month periods ended June 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income	$285	$73	$558	$318
Non-interest income	1,123	1,116	2,169	1,878
Operating expenses:
Direct operating expenses	637	858	1,291	1,553
Intercompany allocation	68	55	129	115

Total operating expenses	705	795	1,420	1,668

Income before provision for income taxes (1)	$703	$276	$1,307	$528

Balance sheet:
Deposits	$58,821	$53,749	$58,821	$53,749
Assets under administration (2)	$633,058	$647,022	$633,058	$647,022
Other Significant Segment Measures:
Trust fees	$1,102	$974	$2,126	$1,825
Compensation and benefits	$441	$560	$969	$1,186
Interest charges received from other segments and included in net interest income	$650	$209	$1,219	$571

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

Trust services’ income before provision for income taxes increased to $703,000 and $1.3 million for the three and six month periods ended June 30, 2005, respectively, compared to $276,000 and $528,000 for the same periods in 2004.

The primary source of revenues is trust fees earned on the administration of client assets. Trust fees earned increased to $1.1 million and $2.1 million for the three and six months ended June 30, 2005, respectively, compared to $1.0 million and $1.8 million for the same periods in 2004. The increases were a result of an increase in managed assets for which trust services earns higher fees than unmanaged accounts, an increase in fees charged by trust services and increases in other services provided.

Trust services’ primary expense is compensation and benefits. Compensation and benefits were $441,000 and $969,000 for the three and six-month periods ended June 30, 2005, respectively, compared to $560,000 and $1.2 million for the same periods in 2004.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments are shown in Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

IRR is measured as the potential volatility in the economic value of portfolio equity and next 12 months net interest income caused by changes in the term structure of interest rates. This risk is managed by our Management Asset & Liability Committee, or ALCO, comprised of senior management representatives. The Management ALCO monitors IRR and approves actions to maintain sensitivities within Board-approved limits.

We measure IRR in the context of immediate and sustained parallel yield curve shifts, yield curve twists, and index spread shifts. Our exposure to IRR is reviewed on at least a quarterly basis by the Board of Directors ALCO and monthly by the Management ALCO.

Economic Value of Portfolio Equity Interest Rate Sensitivity

Interest rate sensitivity is computed by estimating the changes in net economic value over a range of potential yield curve shocks. The economic value of portfolio equity is defined as economic value of our assets less the economic value of our liabilities plus or minus the economic value of off-balance sheet items. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on current market rates of interest, adjusted for assumed interest rate changes. The following table shows our projected percentage change in net economic value of portfolio equity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates remain static.

	Projected change of economic value
Change in interest rates	June 30, 2005	June 30, 2004
100 basis point rise	0.29%	-1.30%
100 basis point decline	-4.09%	-0.42%

The change in economic value sensitivity from June 30, 2004 to June 30, 2005 was primarily due to balance sheet restructuring during the intervening periods that included reductions in securities portfolio size and average duration, swap contract terminations and wholesale funding maturity extensions.

Forecasted Net Interest Income Interest Rate Sensitivity

The impact of interest rate changes on the next 12 months’ net interest income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated assuming current interest rate levels are sustained (base case) and for immediate and sustained yield curve and index spread shocks.

The income simulation model includes various assumptions regarding the repricing behavior for each product and new business volumes and rate behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate non-term deposit products are assumed to reprice more slowly, usually changing less than the assumed wholesale market rate change. The following table shows our projected percentage change in 12 month net interest income as a consequence of parallel yield curve shocks from the level forecasted if the wholesale market rates remain static:

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

	Projected change of net interest income
Change in interest rates	June 30, 2005	June 30, 2004
100 basis point rise	1.52%	-1.93%
100 basis point decline	-3.31%	2.07%

The change in net interest income sensitivity from June 30, 2004 to June 30, 2005 was primarily due to balance sheet restructurings described above.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of the quarter ended June 30, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2005.

During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls. As previously reported, as a result of the 2004 merger of our 11 bank subsidiaries into a single bank subsidiary, we are integrating the similar, but separately operated, back-office systems of the 11 banks into a single merged system. During the three months ended June 30, 2005, we completed the integration of three back-office systems. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting. The remaining seven integrations are scheduled for the third quarter of 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

Part II. Other Information

ITEM 1.	Legal Proceedings – Not applicable

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2005.

On March 23, 2005, we announced a common stock repurchase program that authorized the purchase of up to and including $80.0 million in common stock, which replaced a repurchase program announced in 2004. On March 17, 2004, we announced a repurchase program that authorized the purchase of up to and including $70.0 million in common stock.

During the first six months of 2005, we repurchased 1,061,019 shares of common stock for an aggregate amount of $27.2 million. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of June 30, 2005, there was $63.7 million remaining for repurchase under the 2005 common stock repurchase program.

Set forth below is certain information regarding repurchases of our common stock during the second quarter of 2005:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
April 1 through April 30, 2005	—	$0.00	—	$80,000
May 1 through May 31, 2005	644,200	25.27	644,200	63,733
June 1 through June 30, 2005	—	0.00	—	63,733

Total	644,200	0.00	644,200	63,733

The above table does not include 114,662 units of CODES due 2024 ($114.7 million principal amount at maturity) which were repurchased for aggregate cash of $101.9 million during the second quarter of 2005. These repurchases were made in privately negotiated transactions. The repurchased CODES due 2004 were contingently convertible into an aggregate of 2,725,699 shares of our common stock, but were not convertible at the time of repurchase.

The above table also does not include 5,200 shares of Series B Preferred Stock which were repurchased for aggregate cash of $249,000 during June 2005 at an average price paid per share of $47.87. These repurchases were made in privately negotiated transactions. The repurchased preferred stock was convertible into an aggregate of 8,684 shares of our common stock at the time of repurchase.

ITEM 3.	Defaults Upon Senior Securities – Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of shareholders on May 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

(b)	The following directors were elected at the annual meeting to serve for a three-year term:

John M. Gatto

Daniel G. Libarle

Byron A. Scordelis

Donald H. Seiler

James C. Thompson

The following directors continued in office after the annual meeting:

Frederick J. de Grosz

David L. Kalkbrenner

Arthur K. Lund

George M. Marcus

Duncan L. Matteson

Glen McLaughlin

Linda R. Meier

(c)	At the annual meeting, the shareholders (1) approved the election of the our Class II directors; (2) approved our 2005 Long Term Incentive Plan; (3) approved our 2005 Executive Incentive Plan; (4) approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005; and (6) approved the shareholder proposal requesting the Board to consider restricting the use of preferred stock. The results of the voting were as follows:

Matter	Votes for	Votes against	Withheld	Abstentions	Broker Non- Votes
Election of Directors:
John M. Gatto	35,750,423		11,217,612
Daniel G. Libarle	36,756,310		10,211,725
Byron A. Scordelis	38,073,434		1,894,601
Donald H. Seiler	35,865,815		11,102,220
James C. Thompson	38,333,146		8,634,889
Long Term Incentive Plan	29,327,562	4,947,246		248,221	12,445,006
Executive Incentive Plan	29,241,501	4,896,045		385,483	12,445,006
Independent Public Accountants	45,966,121	885,010		116,904
Shareholder Proposal	19,279,010	14,537,715		706,304	12,445,006

(d)	Not applicable.

ITEM 5.	Other Information - Not applicable

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 6.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
4.1	Form of Global Note relating to the 5.125% Senior Notes, Series D, due April 15, 2010. (1)

4.2	Form of 144A Global Note relating to the 5.125% Senior Notes, Series C, due April 15, 2010. (1)

4.3	Form of Certificated Note relating to the 5.125% Senior Notes, Series C, due April 15, 2010. (1)

4.4	Form of Regulation S Global Note relating to the 5.125% Senior Notes, Series C, due April 15, 2010. (1)

10.1	Greater Bay Bancorp 2005 Long Term Incentive Plan (2)

10.2	Greater Bay Bancorp 2005 Executive Incentive Plan (2)

10.3	Summary 2005 Director Annual Fee Schedule (2)

10.4	Employee Supplemental Executive Retirement Plan Agreement, dated as of June 21, 2005, by and between Greater Bay Bancorp and James S. Westfall (3)

10.5	Split Dollar Life Insurance Agreement, dated as of June 21, 2005, by and between Greater Bay Bancorp and James S. Westfall (3)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-4 filed with the SEC on July 27, 2005.

(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2005.

(3)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 23, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp (Registrant)

By:	/S/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: August 4, 2005