Form 10-Q
period 2005-09-30
GREATER BAY BANCORP
filed 2005-11-04
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Outstanding shares of Common Stock, no par value, as of October 31, 2005: 50,467,134

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX

Part I. Financial Information

i

GREATER BAY BANCORP

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$173,284	$171,657
Securities:
Securities available for sale, at fair value	1,000,185	1,103,877
Securities held to maturity, at amortized cost (fair value: $443,231 and $465,330)	439,505	456,371
Other securities	48,245	42,020

Total securities	1,487,935	1,602,268
Loans, net of deferred fees and costs	4,664,362	4,469,120
Allowance for loan and lease losses	(92,857)	(107,517)

Total loans, net	4,571,505	4,361,603
Property, premises and equipment, net	109,619	100,270
Goodwill	236,511	212,432
Other intangible assets	51,739	39,228
Interest receivable and other assets	420,364	409,187

Total assets	$7,050,957	$6,896,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,015,416	$5,102,839
Borrowings	1,023,317	788,975
Other liabilities	230,159	229,144

Total liabilities	6,268,892	6,120,958

Preferred stock of real estate investment trust subsidiaries	12,658	12,621

Commitments and contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock	102,706	103,816
Common stock, no par value: 160,000,000 shares authorized; 50,425,342 and 51,179,450 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	271,777	263,190
Unearned compensation	(4,926)	(1,907)
Accumulated other comprehensive loss	(24,030)	(18,474)
Retained earnings	423,880	416,441

Total shareholders’ equity	769,407	763,066

Total liabilities and shareholders’ equity	$7,050,957	$6,896,645

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
INTEREST INCOME
Loans	$84,135	$70,952	$237,486	$215,514
Securities:
Taxable	15,117	21,393	47,196	64,363
Tax - exempt	1,015	1,088	2,992	3,351

Total interest on securities	16,132	22,481	50,188	67,714
Other interest income	443	141	884	695

Total interest income	100,710	93,574	288,558	283,923

INTEREST EXPENSE
Deposits	19,776	14,008	55,396	37,464
Long-term borrowings	9,648	6,440	24,829	20,369
Short-term borrowings	3,290	2,859	8,870	8,570

Total interest expense	32,714	23,307	89,095	66,403

Net interest income	67,996	70,267	199,463	217,520
Provision for credit losses	(3,352)	1,308	(2,778)	5,308

Net interest income after provision for credit losses	71,348	68,959	202,241	212,212

NON-INTEREST INCOME
Insurance commissions and fees	39,974	33,276	117,319	100,773
Rental revenue on operating leases	4,901	3,067	13,396	8,049
Service charges and other fees	2,496	2,599	7,915	7,846
Loan and international banking fees	1,663	2,137	5,789	6,255
Trust fees	1,074	1,009	3,200	2,916
Gains on sale of loans	100	129	306	1,166
Gains on sale of securities, net	43	2,820	342	6,734
Other income	4,238	2,951	10,656	8,549

Total non-interest income	54,489	47,988	158,923	142,288

OPERATING EXPENSES
Compensation and benefits	50,745	44,694	149,202	140,024
Occupancy and equipment	11,278	11,570	32,838	32,026
Legal costs and other professional fees	4,671	6,562	12,720	14,588
Depreciation - equipment leased to others	4,108	2,549	11,213	6,706
Amortization of intangibles	1,886	2,071	6,041	6,214
Other expenses	11,936	11,490	37,688	36,699

Total operating expenses	84,624	78,936	249,702	236,257

Income before provision for income taxes	41,213	38,011	111,462	118,243
Provision for income taxes	15,626	15,556	41,690	46,403

Net income	$25,587	$22,455	$69,772	$71,840

Net income per common share - basic	$0.47	$0.41	$1.26	$1.30

Net income per common share - diluted	$0.44	$0.36	$1.16	$1.17

Cash dividends per share of common stock	$0.1500	$0.1425	$0.4500	$0.4275

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net income	$25,587	$22,455	$69,772	$71,840

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains (losses) arising during period (net of taxes of $(5.3) million and $14.8 million for the three months ended September 30, 2005 and 2004, and $(3.9) million and $(6.2) million for the nine months ended September 30, 2005 and 2004, respectively)	(7,292)	20,391	(5,358)	(8,514)
Less: reclassification adjustment for net gains included in net income, net of income taxes	(25)	(1,634)	(198)	(2,713)

Net change	(7,317)	18,757	(5,556)	(11,227)

Cash flow hedge:
Net gains arising during period (net of taxes of $0 and $(236,000) for the three months ended September 30, 2005 and 2004, and $0 and $670,000 for the nine months ended September 30, 2005 and 2004, respectively)	—	(325)	—	923
Less: reclassification adjustment for income included in net income, net of income taxes	—	24	—	(622)

Net change	—	(301)	—	301

Other comprehensive income/(loss)	(7,317)	18,456	(5,556)	(10,926)

Comprehensive income	$18,270	$40,911	$64,216	$60,914

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated (Dollars in thousands, except per share amounts)	Common stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock	Total shareholders’ equity
	Shares	Amount
Balance, December 31, 2004	51,179,450	$263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066
Net income	—	—	—	—	69,772	—	69,772
Other comprehensive loss, net of taxes	—	—	—	(5,556)	—	—	(5,556)
7.25% convertible preferred stock issued in purchase accounting transaction- valuation adjustment	—	—	—	—	—	(108)	(108)
Conversion of convertible preferred stock	7,407	286	—	—	—	(227)	59
Stock options exercised, including related tax benefits	619,772	10,111	—	—	—	—	10,111
Restricted stock grants, net	169,275	4,146	(3,019)	—	—	—	1,127
Stock issued in Employee Stock Purchase Plan	102,991	2,145	—	—	—	—	2,145
Stock issued in Dividend Reinvestment Plan	26,576	687	—	—	—	—	687
Stock repurchased	(1,680,129)	(8,788)	—	—	(33,952)	(775)	(43,515)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(5,516)	—	(5,516)
Cash dividend $0.45 per share of common stock	—	—	—	—	(22,865)	—	(22,865)

Balance, September 30, 2005	50,425,342	$271,777	$(4,926)	$(24,030)	$423,880	$102,706	$769,407

Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	$91,752	$750,517
Net income	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	—	—	—	(11,227)	—	—	(11,227)
7.25% convertible preferred stock issued in purchase accounting transaction- valuation adjustment	—	—	—	—	—	298	298
Conversion of convertible preferred stock	4,402	133	—	—	—	(133)	—
Stock options exercised, including related tax benefits	346,168	10,745	—	—	—	—	10,745
Restricted stock grants, net	73,616	2,105	(1,687)	—	—	—	418
Stock issued in Employee Stock Purchase Plan	102,807	2,328	—	—	—	—	2,328
Stock issued in Dividend Reinvestment Plan	21,881	615	—	—	—	—	615
Stock repurchased	(2,171,672)	(11,814)	—	—	(47,394)	—	(59,208)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(4,960)	—	(4,960)
Cash dividend $0.4275 per share of common stock	—	—	—	—	(21,427)	—	(21,427)

Balance, September 30, 2004	50,907,052	$256,762	$(2,031)	$(11,018)	$332,469	$91,917	$668,099

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
Cash flows - operating activities
Net income	$69,772	$71,840
Reconcilement of net income to net cash from operations:
Provision for credit losses	(2,778)	5,308
Depreciation and amortization	22,539	18,049
Amortization of intangible assets	6,532	6,214
Accretion of discount on borrowings	683	2,890
Net current and deferred tax assets	(4,981)	4,538
Loss on sale of other real estate owned	—	328
Gain on sale of loans	(306)	(1,166)
Gain on sale of securities, net	(342)	(6,734)
Losses on property, premises and equipment and other assets, net	1,009	1,344
Changes in assets and liabilities:
Accrued interest receivable and other assets	(6,037)	(16,467)
Accrued interest payable and other liabilities	(5,511)	(24,002)

Operating cash flows, net	80,580	62,142

Cash flows - investing activities
Maturities and partial paydowns on securities:
Available for sale	193,721	543,797
Held to maturity	115,984	39,074
Purchase of securities:
Available for sale	(132,157)	(842,038)
Held to maturity	(97,898)	(93,452)
Other securities and other investments	(30,612)	(4,949)
Proceeds from sale of securities:
Available for sale	45,274	722,230
Other securities and other investments	9,187	15,571
Loans, net	(205,785)	26,732
Proceeds from sale of portfolio loans	1,602	26,344
Payment for business acquisitions, net of cash acquired	(35,971)	(28)
Proceeds from sale of other real estate owned	—	3,227
Proceeds from disposal of property, premises and equipment	944	2,069
Purchase of property, premises and equipment	(29,433)	(27,363)
Purchase of bank owned life insurance policies	—	(10,730)

Investing cash flows, net	(165,144)	400,484

(Continued on next page)

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
Cash flows - financing activities
Net change in deposits	(87,423)	(117,110)
Net change in borrowings - short-term	73,345	(492,000)
Net proceeds from borrowings - long-term	312,440	240,495
Principal repayment for borrowings - long-term	(4,070)	(105,356)
Repurchase of CODES	(149,047)	—
Repurchase of common stock	(42,740)	(59,208)
Proceeds from issuance of common stock	12,843	13,688
Repurchase of preferred stock	(775)	—
Cash dividends on convertible preferred stock	(5,516)	(4,960)
Cash dividends on common stock	(22,865)	(21,427)

Financing cash flows, net	86,192	(545,878)

Net change in cash and cash equivalents	1,627	(83,252)
Cash and cash equivalents at beginning of period	171,657	275,891

Cash and cash equivalents at end of period	$173,284	$192,639

Cash paid during the period for:
Interest	$88,109	$72,689

Income taxes	$46,439	$43,686

Non-cash transactions:
Additions to other real estate owned	$—	$3,555

Conversion of convertible preferred stock	$(227)	$133

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of September 30, 2005, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Shareholders’ Equity for the three and nine month periods ended September 30, 2005 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2005.

Organization and Nature of Operations

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association, or the Bank, and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services, or ABD. The Bank provides community banking services in the greater San Francisco Bay Area through its community banking organization, including Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Nationally, Greater Bay Bancorp provides customized lending services through its specialty finance group, which includes Matsco, CAPCO, Greater Bay Bank SBA Lending Group, and Greater Bay Capital. ABD Insurance and Financial Services, our commercial insurance brokerage subsidiary, provides employee benefits consulting and risk management solutions to business clients throughout the United States.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Comprehensive Income

We classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows for the periods indicated.

(Dollars in thousands)	Unrealized gains / (losses) on securities	Additional minimum pension liability	Cash flow hedges	Accumulated other comprehensive income / (loss)
Balance - June 30, 2005	$(11,144)	$(5,569)	$—	$(16,713)
Current period change in fair value	(7,317)	—	—	(7,317)

Balance - September 30, 2005	$(18,461)	$(5,569)	$—	$(24,030)

Balance - June 30, 2004	$(29,775)	$—	$301	$(29,474)
Period change in fair value	18,757	—	(301)	18,456

Balance - September 30, 2004	$(11,018)	$—	$—	$(11,018)

(Dollars in thousands)	Unrealized gains / (losses) on securities	Additional minimum pension liability	Cash flow hedges	Accumulated other comprehensive income / (loss)
Balance - December 31, 2004	$(12,905)	$(5,569)	$—	$(18,474)
Current period change in fair value	(5,556)	—	—	(5,556)

Balance - September 30, 2005	$(18,461)	$(5,569)	$—	$(24,030)

Balance - December 31, 2003	$209	$—	$—	$209
Period change in fair value	(11,227)	—	301	(10,926)

Balance - September 30, 2004	$(11,018)	$—	$301	$(10,717)

Loans

Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Therefore, in certain instances commercial loans originated for the purpose of financing our clients’ commercial operations may also be secured by the borrowers’ residential property. Residential mortgage loans are comprised of loans secured by single family residential properties originated for the purpose of acquiring or refinancing the existing mortgage on the collateral property. Real estate other is comprised of equity lines of credit, loans on multifamily residential properties and other real estate loans which do not fall under any of the other real estate loan category definitions. Our loan classifications for financial reporting purposes differ from the classifications used for regulatory reporting purposes which is based upon the nature of the collateral securing the loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise prices of the options are at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair value of the underlying common stock on the date of grant. During the third quarter and the nine months ended September 30, 2004, we also recorded $95,000 and $1.2 million, respectively, in compensation costs resulting from stock option modifications. No such compensation costs were recorded during 2005.

If compensation costs for our stock option plan had been determined consistent with Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, or SFAS No. 123, as amended, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,813	$1,492	$4,853	$4,332
Net income:
As reported	$25,587	$22,455	$69,772	$71,840
Pro forma	$23,774	$20,963	$64,919	$67,508

Basic net income per common share:
As reported	$0.47	$0.41	$1.26	$1.30
Pro forma	$0.43	$0.38	$1.17	$1.21

Diluted net income per common share:
As reported	$0.44	$0.40	$1.16	$1.26
Pro forma	$0.41	$0.37	$1.07	$1.18

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

No adjustments have been made to the stock-based employee compensation cost for estimated future forfeitures. The fair value of each stock-based compensation grant is determined as of the date of the grant. Options generally vest over a five-year period using a graded vesting schedule. The above compensation cost disclosure assumes that we recognize compensation expense on a straight-line basis over the vesting period of the entire award. The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock option plan:
Dividend yield	2.3%	2.0%	2.4%	2.0%
Expected volatility	40.4%	41.0%	43.8%	42.9%
Risk free rates	4.2%	3.7%	4.0%	3.3%
Weighted average expected life (in years)	5.86	5.86	5.86	5.80

Employee stock purchase plan:
Dividend yield	2.3%	2.0%	2.1%	2.0%
Expected volatility	22.8%	27.2%	23.7%	30.2%
Risk free rates	3.5%	1.5%	3.1%	1.7%
Weighted average expected life (in years)	0.25	0.25	0.25	0.25

The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the excess of the common stock price over the option exercise price when the options are exercised or the employees’ purchase price when the shares are purchased.

Earnings Per Common Share and Share Amounts

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by also considering the impact of potential common stock issuances on both net income available to common shareholders and the weighted average number of common shares outstanding. Potential common shares relate to common stock underlying dilutive stock options and the outstanding Zero Coupon Senior Convertible Contingent Debt Securities, or CODES. Our convertible preferred stock is anti-dilutive, and is excluded from this calculation.

The diluted earnings per common share for the three and nine month periods ended September 30, 2004, have been restated to reflect the December 31, 2004 adoption of the Emerging Issues Task Force, or EITF, Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and CODES due 2022 as potential common shares for purposes of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-8 have been excluded from this restatement.

NOTE 2—BUSINESS COMBINATIONS

On May 1, 2005, we completed the acquisition of Lucini/Parish Insurance, Inc, or Lucini/Parish. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We recorded $24.2 million in goodwill and $19.2 million in other intangible assets in connection with this transaction. Capitalized merger and other related costs of $642,000 were included in the allocated purchase price as part of this acquisition. We may be required to make contingent payments to the former shareholders of Lucini/Parish based on future operating results. Any contingent payments would be recorded as an increase to goodwill. As of September 30, 2005, under the acquisition agreement with Lucini/Parish, the maximum aggregate future cash earn-out payments to its former shareholders were $17.8 million, $10.0 million of which is contingent on future operating results, payable during 2006, 2007 and/or 2008 and $7.8 million of which is dependent on the passage of time.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

NOTE 3—SECURITIES

Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary. For those securities which we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income.

During 2005, we owned shares of a single series of Federal National Mortgage Association, or Fannie Mae, Preferred Stock and a single series of Federal Home Loan Mortgage Corporation, or Freddie Mac, Preferred Stock. At March 31, 2005, these two series of preferred stock had a combined cost basis of $5.3 million and a combined fair value of $4.2 million. During the first quarter of 2005, we determined that the impairment of these securities was other-than-temporary. As a result of this determination, we recorded a $1.0 million charge to other income during the first quarter of 2005. During the second quarter of 2005, we recovered $6,000 of the impairment charge when we sold these securities.

As of September 30, 2005, we had no other-than-temporarily impaired securities. We did have temporarily impaired securities with a fair value of $1.2 billion and unrealized losses of $28.7 million at September 30, 2005. Securities that are not impaired had a fair value of $333.3 million and unrealized gains of $5.1 million at September 30, 2005. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of September 30, 2005.

	Less than 12 months		12 months or longer		Total		Duration (years)
As of September 30, 2005 (Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale securities:
U.S. agency notes	$11,745	$(255)	$44,555	$(1,154)	$56,300	$(1,409)	3.04
Mortgage and mortgage related securities	369,026	(7,771)	539,589	(17,592)	908,615	(25,363)	3.22
Trust Preferred Securities	—	—	4,909	(91)	4,909	(91)	2.03
Corporate securities	—	—	18,596	(478)	18,596	(478)	4.00

Total available for sale securities	380,771	(8,026)	607,649	(19,315)	988,420	(27,341)	3.21
Held to maturity securities:
U.S. agency notes	109,953	(690)	—	—	109,953	(690)	2.19
Tax-exempt securities	10,979	(97)	1,199	(13)	12,178	(110)	1.47
Taxable municipal securities	840	(17)	—	—	840	(17)	3.85
Trust Preferred Securities	27,086	(199)	14,909	(309)	41,995	(508)	2.67

Total held to maturity securities	148,858	(1,003)	16,108	(322)	164,966	(1,325)	2.27

Total temporarily impaired securities	$529,629	$(9,029)	$623,757	$(19,637)	$1,153,386	$(28,666)	3.07

The temporary declines in the fair value of the securities are primarily attributable to increases in market interest rates, changes in implied interest rate volatility and changes in the expected time distribution of interest and principal receipts. As of September 30, 2005, there were 138 temporarily impaired securities in these categories, 109 of which have been temporarily impaired for less than 12 months. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related securities, or MBS, category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, fixed convertible to variable and variable, these securities are subject to contractual amortization and prepayment. Our analysis indicates that the expected interest rate duration for impaired MBS was 3.2 years at September 30, 2005. We closely monitor all of our investments for changes in credit ratings. We do not believe there are any increases in the credit

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

risks attributable to these securities which have given rise to an other-than-temporary impairment. Management has determined that we have the intent and ability to hold these securities for the period of time necessary to recover their current value impairment. As such, management considers the impairment of these securities to be temporary.

NOTE 4—ALLOWANCE FOR LOAN AND LEASE LOSSES, RESERVE FOR UNFUNDED CREDIT COMMITMENTS AND NONPERFORMING ASSETS

Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

The following table sets forth information concerning our allowance for loan and lease losses and the reserve for unfunded credit commitments at the dates and for the periods indicated.

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
For the three months ended September 30, 2005:
Balance, beginning of period	$98,487	$9,099	$107,586
Net (charge-offs)/recoveries	(3,098)	—	(3,098)
Provision	(2,532)	(820)	(3,352)

Balance, end of period	$92,857	$8,279	$101,136

For the three months ended September 30, 2004:
Balance, beginning of period	$116,045	$4,580	$120,625
Net (charge-offs)/recoveries	(3,584)	—	(3,584)
Provision	999	309	1,308

Balance, end of period	$113,460	$4,889	$118,349

For the nine months ended September 30, 2005:
Balance, beginning of period	$107,517	$6,482	$113,999
Net (charge-offs)/recoveries	(10,085)	—	(10,085)
Provision	(4,575)	1,797	(2,778)

Balance, end of period	$92,857	$8,279	$101,136

For the nine months ended September 30, 2004:
Balance, beginning of period	$124,489	$1,679	$126,168
Net (charge-offs)/recoveries	(13,127)	—	(13,127)
Provision	2,098	3,210	5,308

Balance, end of period	$113,460	$4,889	$118,349

Our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components, an individual impairment component and a pool analysis component.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

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

(Dollars in thousands)	September 30, 2005	December 31, 2004
Specific reserves:
Individual loan impairment	$14,417	$14,615
Reserve for unfunded credit commitments	832	1,862

Total	$15,250	$16,477

The decrease in specific reserves from December 31, 2004 to September 30, 2005 resulted from a decrease in loss exposure associated with impaired loans.

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

(Dollars in thousands)	September 30, 2005	December 31, 2004
Migration-based pool analysis:
Allowance for loan and lease losses	$37,602	$55,799
Reserve for unfunded credit commitments	3,760	2,128

Total	$41,362	$57,927

The decrease in this component of the allowance for loan and lease losses is a result of a decrease in the average probability of default rates, which is based on historical experience, an overall improvement in credit quality, decreases in loan balances, and changes in the mix of loans by type.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

The second step of the pool analysis is a determination of an estimated range of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, loss of a major tenant in this example, and our knowledge of this event. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets. This portion of our pool analysis resulted in the following estimated range of unidentified incurred loss at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Estimated range of unidentified incurred loss:
Allowance for loan and lease losses	$26,189	$40,845	$22,262	$37,103
Reserve for unfunded credit commitments	2,212	3,687	1,495	2,492

Total	$28,401	$44,532	$23,757	$39,595

The increase in the unidentified incurred loss range from December 31, 2004 to September 30, 2005 was the result of an increase in loans and commitments in the pass-rated categories.

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was as follows at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Allowance for loan and lease losses	$78,208	$92,864	$92,676	$107,517
Reserve for unfunded credit commitments	6,804	8,279	5,485	6,482

Total	$85,012	$101,143	$98,161	$113,999

Management believes that the most likely amount of loss is the high end of the range based primarily on the following considerations:

•	We have a significant number of large loans. The unidentified deterioration of a few large credits could materially alter allowance needs;

•	Continuing increases in short-term interest rates have likely added pressure on debt service ratios; and

•	Although the overall Bay Area economy has stabilized from its recent period of decline, there is not yet convincing evidence that a recovery is under way.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Nonperforming Assets

The following table presents our nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2005	December 31, 2004
Nonperforming assets:
Nonaccrual loans	$71,931	$43,711
OREO	—	—
Other nonperforming assets	1,153	569

Total nonperforming assets	$73,084	$44,280

Restructured loans on accrual status	$214	$250

Accruing loans past due 90 days or more	$—	$6

Nonaccrual loans to total loans	1.54%	0.98%
Nonperforming assets to total assets	1.04%	0.64%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.57%	1.00%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	1.04%	0.64%

Nonaccrual loans at September 30, 2005 increased as compared to December 31, 2004 primarily as a result of a single client relationship totaling $36.6 million that was placed on nonaccrual status during the second quarter of 2005. The majority of this relationship is primarily secured by an owner-occupied residential property. The loans comprising this relationship matured during the third quarter of 2005 and a workout plan has been put into place in consideration of a $5.0 million pay down received during the quarter. Our current assessment of risk exposure stemming from this relationship is fully reflected in our allowance level as of September 30, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets by business segment were as follows at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Goodwill	Other intangible assets	Goodwill	Other intangible assets
Community banking	$2,360	$696	$2,360	$1,214
Holding company	—	—	—	154
Insurance brokerage services	205,390	51,013	181,311	37,800
Specialty finance:
Matsco	22,707	—	22,707	—
CAPCO	6,054	30	6,054	60

Total specialty finance	28,761	30	28,761	60

Total	$236,511	$51,739	$212,432	$39,228

Goodwill

During the second quarter of 2005, we recorded $24.2 million of additional goodwill in connection with the acquisition of Lucini/Parish.

Based on the initial estimate of ABD’s 2004 qualifying financial performance, we accrued ABD’s estimated 2004 earn-out payment as of December 31, 2004. The accrual resulted in a $28.2 million increase to goodwill during 2004. During 2005, we adjusted and then finalized the amount of the 2004 ABD earn-out payment and as a result goodwill decreased by $350,000.

We are required to complete an analysis to identify the possible impairment of goodwill annually or more frequently upon the occurrence of certain events. During the fourth quarter of 2004, we completed the required annual impairment test of goodwill. Based upon our evaluation, our goodwill was not impaired at December 31, 2004. There have been no triggering events during 2005 which would require us to perform an early evaluation for the possible impairment of goodwill.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Other Intangible Assets

All of our other intangible assets have finite useful lives. We have no indefinite life intangible assets other than goodwill. Other intangible assets at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
Insurance brokerage services expirations	$76,116	$(25,480)	$50,636
Loan servicing assets	2,404	(1,708)	696
Insurance brokerage services covenant not to compete	826	(473)	353
CAPCO customer base	200	(170)	30
Trademark	146	(122)	24

Total intangible assets	$79,692	$(27,953)	$51,739

	December 31, 2004
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Total
Insurance brokerage services expirations	$57,194	$(19,799)	$37,395
Loan servicing assets	2,403	(1,217)	1,186
Core deposits	1,465	(1,437)	28
Other covenant not to compete	774	(620)	154
Insurance brokerage services covenant not to compete	708	(303)	405
CAPCO customer base	200	(140)	60

Total intangible assets	$62,744	$(23,516)	$39,228

During 2005, we recorded $19.2 million of additional other intangible assets in connection with the acquisition of Lucini/Parish.

Insurance Brokerage Services Expirations

Expirations for our insurance brokerage services business segment represent the estimated fair value of the existing customer lists, or books of business, that had been developed over a period of years through the date of acquisition. We periodically evaluate expirations for impairment and determined, as of September 30, 2005, that these assets were not impaired. We periodically reevaluate the remaining estimated lives of these expirations based on the actual retention rates of the acquired customers. Based on such a revaluation which took place during the third quarter of 2005, we determined that the expirations are estimated to have lives ranging from approximately eight to fifteen years. As of September 30, 2005, the future annual amortization of expirations is estimated to be as follows:

(Dollars in thousands)
Remainder of 2005	$1,739
2006	6,955
2007	6,955
2008	6,955
2009	6,936
2010	6,931
Thereafter	14,164

Total	$50,635

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Loan Servicing Assets

Loan servicing assets are created upon the sale of Small Business Administration, or SBA, loans as these loans are sold with servicing retained. All other loans and leases are sold with servicing released. Servicing assets, net of accumulated amortization, were $696,000 at September 30, 2005 as compared to $1.2 million at December 31, 2004. We periodically evaluate servicing assets for impairment and determined, as of September 30, 2005, that these assets were not impaired. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold that generated the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the serviced loans are homogeneous in nature, the servicing asset is evaluated for impairment using a single strata based upon the estimated fair value of the servicing rights as compared to amortized cost. Estimated fair value is determined using discounted estimates of future cash flows. Impairment of the asset is recorded if its estimated fair value drops below its net book value.

NOTE 6—BORROWINGS

Borrowings were as follows at the dates indicated:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Short-term borrowings:
FHLB advances	$254,377	$183,679
Other short term notes payable	8,638	—

Total short-term borrowings	263,015	183,679

Long-term borrowings:
Subordinated debt	210,311	210,311
Zero Coupon Senior Convertible Contingent Debt Securities	93,038	241,502
5.25% Senior Notes, Series B due March 31, 2008	149,868	149,850
5.125% Senior Notes, Series D due April 15, 2010	149,622	—
FHLB advances	155,592	665
Other long-term notes payable	1,871	2,968

Total long-term borrowings	760,302	605,296

Total borrowings	$1,023,317	$788,975

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Additional information about our short-term borrowings is as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
FHLB short-term borrowings:
Average balance	$349,100	$514,357
Highest balance at any month-end	$613,050	$797,000
Average interest rate during the period	3.69%	1.85%
Interest rate on advances outstanding at period end	3.71%	3.51%
Short-term agreements to repurchase:
Average balance	—	$15,000
Highest balance at any month-end	—	$20,000
Average interest rate during the period	—	3.71%
Interest rate on balance outstanding at period end	—	—
Federal funds purchased:
Average balance	$19	$87
Average interest rate during the period	3.56%	1.77%
Interest rate on balance outstanding at period end	3.56%	—

Short-term borrowings

The Federal Home Loan Bank, or FHLB, advances are collateralized by loans and securities pledged to the FHLB. We had securities with a carrying value of $615.7 million at September 30, 2005 and $777.9 million at December 31, 2004 and loans with a carrying value of $266.6 million at September 30, 2005 and $204.4 million at December 31, 2004 pledged to the FHLB for both short-term and long-term borrowings.

Securities sold under short-term agreements to repurchase generally mature within 90 days of date of purchase. No such securities were pledged at September 30, 2005 and December 31, 2004.

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of September 30, 2005. This facility replaced a short-term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. Under these credit facilities, we had no advances outstanding at September 30, 2005 and December 31, 2004. There were no average balances outstanding during the nine months ended September 30, 2005 and the year ended December 31, 2004. There were no amounts outstanding at any month-end during the nine months ended September 30, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $284,000 during the nine months ended September 30, 2005 and $173,000 during the same period in 2004. The new credit facility requires compliance with certain debt covenants, including prohibitions on (a) the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) a requirement for the maintenance of certain capital and financial performance ratios. We are in compliance with all related covenants for this credit facility as of September 30, 2005.

5.125% Senior Notes, Series C and D

On April 15, 2005, we issued $150.0 million aggregate principal amount of 5.125% Senior Notes, Series C, due April 15, 2010, or the Senior Notes due 2010, Series C. The net proceeds from the issuance of the Senior Notes due 2010, Series C were approximately $148.3 million, after deducting the initial purchaser’s discounts and commissions and offering expenses.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

On September 28, 2005, we completed the exchange, or the Exchange Offer, of $150.0 million aggregate principal amount of the Senior Notes due 2010, Series C, for $150.0 million aggregate principal amount of 5.125% Senior Notes, Series D, due April 15, 2010, or the Exchange Notes. The terms of the Exchange Notes and the Senior Notes due 2010, Series C are identical in all material respects, except that the Exchange Notes have been registered with the Securities and Exchange Commission and do not contain transfer restrictions and registration rights that related to the Senior Notes due 2010, Series C. The Exchange Notes were issued under the same Indenture as the Senior Notes due 2010, Series C. We incurred no additional indebtedness as a result of the consummation of the Exchange Offer. The Exchange Notes are not subject to redemption at our option or repayment at the option of the holders, in whole or in part, prior to maturity and will not have the benefit of any sinking fund. The Exchange Notes have a fixed rate of 5.125% per annum payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2005. The notes restrict our ability to sell, dispose of or encumber shares of capital stock of any bank subsidiary.

Zero Coupon Senior Convertible Contingent Debt Securities

CODES due 2024

As of September 30, 2005, 102,050 units of the CODES due 2024 were outstanding with a carrying value of $93.0 million. At December 31, 2004, 265,212 units were outstanding with a carrying value of $240.8 million. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and had an accreted value of $911.85 per unit as of September 30, 2005 and $908.44 per unit as of December 31, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable by us at the accreted value beginning March 23, 2009 and have an investor put right at the then accreted value on March 23, 2006, 2009, 2014 and 2019.

During the nine months ended September 30, 2005, we repurchased 163,162 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.5 million on the repurchase of these units.

As of September 30, 2005 and December 31 2004, the CODES due 2024 were convertible into shares of our common stock at a rate of 23.7716 and 23.7582, respectively, shares per unit of CODES due 2024, contingent upon certain events. The conversion rate is adjustable based on several factors, including increases in the dividend rate on our common stock. As of September 30, 2005, none of the contingent conversion features had been triggered. During 2005, we adjusted the conversion rate to 23.7716 shares of our common stock per unit of CODES due 2024 to reflect two increases in the dividend rate on our common stock since we issued the CODES due 2024. The remaining outstanding CODES due 2024 were convertible into 2,425,892 shares of our common stock at September 30, 2005 and 6,300,960 shares of our common stock at December 31, 2004. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock.

CODES due 2022

During the three months ended September 30, 2005, we repurchased the remaining 1,000 units of the CODES due 2022 in a privately negotiated transaction. We recognized a net loss of $1,000 on the repurchase of these units. At December 31, 2004, 1,000 units were outstanding with a carrying value of $679,000. Each unit had a $1,000 principal amount at maturity and had

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

an accreted value of $678.53 per unit as of December 31, 2004. The CODES due 2022 had a yield to maturity of 2.25%, which were callable by us at the accreted value five years after issuance and had an investor put right at the accreted value on April 24, 2007, 2012 and 2017.

Contingent Conversion Features

See Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in our 2004 Annual Report on Form 10-K for a description of the circumstances under which the CODES due 2024 are contingently convertible.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Embedded Derivatives

The CODES due 2024 contain three features which we are required to treat as bifurcated embedded derivatives in accordance with GAAP. The liability for these embedded derivatives had an estimated fair value of $173,000 at the time of the issuance of the CODES due 2024, $21,000 at September 30, 2005 and $289,000 at December 31, 2004. The majority of the estimated fair value of these embedded derivatives is attributable to the contingent interest feature. The embedded derivatives were recorded upon the origination of the CODES due 2024 and changes in their fair value are recorded to other income in the periods those changes occur.

There were embedded derivatives contained in the 1,000 units of outstanding CODES due 2022 which were similar in nature to the embedded derivatives that are contained in the CODES due 2024. Management had determined that the fair value of the embedded derivatives contained in the CODES due 2022 was nominal.

Loan Purchase Commitments

From time to time, we enter into commitments to purchase whole loans. We evaluate all such commitments under FAS No. 133, as amended, to determine if the purchase commitment qualifies as a derivative. If we determine that such a derivative exists, the change in value of the derivative will be recorded to other income. No such derivatives existed at September 30, 2005 and December 31, 2004. During the nine month period ended September 30, 2005, we recorded a gain of $1.3 million on these commitments. No such gains or losses were recorded during the three months ended September 30, 2005 or anytime during 2004.

NOTE 8—COMMITMENTS AND CONTINGENCIES

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

(Dollars in thousands)	September 30, 2005	December 31, 2004
Undrawn loan commitments	$1,425,458	$1,258,357
Commitments under letters of credit	$178,984	$125,700

Loan commitments which have fixed expiration dates and require the payment of a fee are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $473.3 million of these

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

commitments relate to real estate construction, a significant portion of which is expected to fund within the next 12 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash loan funding amounts. Our exposure to credit losses on loan commitments is equal to the commitment amounts, although actual losses on any commitment are limited to amounts ultimately funded.

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse affect on the consolidated financial position or our results of operations.

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also recently announced that, while it continues to review these arrangements, it is deferring any action on proposed broker compensation disclosure regulations in view of industry initiatives underway in this area.

Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 10.1% of total ABD commissions and fees received during the twelve month period ended September 30, 2005. ABD has received requests for information from several state insurance commissioners and in October 2005, ABD received a subpoena from the Office of the Attorney General of the State of New York about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with the New York State Attorney General’s Office, it is our understanding that ABD’s receipt of the subpoena is part of that Office’s broad review of the insurance brokerage industry and that others in the industry have recently received subpoenas. ABD intends to cooperate with the New York State Attorney General’s Office. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments.

In response to these developments, in late 2004 we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance related issues identified in these general areas of concern.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

On November 2, 2005, the court granted summary judgment in favor of ABD on each of the plaintiff’s claims and upheld a policy provision requiring that any legal claims by the insured must be filed within two years of the date the physical damage occurred. ABD will bring a motion for judgment seeking ABD’s complete dismissal from this matter. The plaintiff has thirty days in which to appeal the court’s ruling. ABD has put its errors and omissions insurance carrier on notice of these claims under a policy which has a self-insured retention of $1 million. We believe these claims are without merit and intend to defend them vigorously. We further believe that the ultimate outcome of these matters will not have a material adverse affect on our financial condition or results of operations.

NOTE 9—SHAREHOLDERS’ EQUITY

On September 28, 2005, we declared a cash dividend of $0.15 cents per common share payable on October 17, 2005 to shareholders of record as of October 7, 2005.

During the nine months ended September 30, 2005, we repurchased 1,680,129 shares of common stock for an aggregate amount of $42.7 million. During the year ended December 31, 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of September 30, 2005, there was $47.9 million remaining for repurchase under a common stock repurchase program announced during the first quarter of 2005.

In accordance with our Restated Articles of Incorporation of the Corporation, as of September 30, 2005 and December 31, 2004, we are authorized to issue 10,500,000 shares of preferred stock, in one or more series from time to time. We have designated 1,200,000 shares of preferred stock as Series A Preferred Stock, none of which have been issued.

We have designated 2,356,606 shares of preferred stock as Series B Preferred Stock. There are 2,013,834 shares of Series B Preferred Stock outstanding at September 30, 2005 as compared to 2,035,431 shares outstanding at December 31, 2004. The shares of Series B Preferred Stock were issued in connection with the ABD acquisition. The shares of Series B Preferred Stock have a stated value of $50.00 per share and earn noncumulative cash dividends, payable quarterly in arrears, at the rate of 7.25% per annum on the stated value. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. Beginning in March 2007, or earlier in the event of a change of control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of the Board of Governors of the Federal Reserve System, or the Federal Reserve, at a redemption price in the amount of the stated value per share plus accrued dividends for the then current dividend period.

During the nine months ended September 30, 2005, we repurchased 15,300 shares of Series B Preferred Stock. During the nine months ended September 30, 2005 and 2004, 4,436 shares and 2,636 shares, respectively, of preferred stock were converted into common stock.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

NOTE 10—EARNINGS PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated:

	For the three months ended September 30, 2005
(Dollars in thousands, except share and per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$25,587
Dividends on preferred stock	(1,834)

Income available to common shareholders	23,753	50,698,000	$0.47
Effect of dilutive securities:
Stock options	—	878,000
CODES due 2022	1	8,000
CODES due 2024	74	2,426,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$23,828	54,010,000	$0.44

	For the three months ended September 30, 2004
(Dollars in thousands, except share and per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$22,455
Dividends on preferred stock	(1,653)

Income available to common shareholders	20,802	51,046,000	$0.41
Effect of dilutive securities:
Stock options	—	1,414,000
CODES due 2022	2	15,000
CODES due 2024	200	6,301,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$21,004	58,776,000	$0.36

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

	For the nine months ended September 30, 2005
(Dollars in thousands, except share and per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$69,772
Dividends on preferred stock	(5,515)

Income available to common shareholders	64,257	50,891,000	$1.26
Effect of dilutive securities:
Stock options	—	927,000
CODES due 2022	4	13,000
CODES due 2024	361	3,993,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$64,622	55,824,000	$1.16

	For the nine months ended September 30, 2004
(Dollars in thousands, except share and per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share:
Net income	$71,840
Dividends on preferred stock	(4,960)

Income available to common shareholders	66,880	51,605,000	$1.30
Effect of dilutive securities:
Stock options	—	1,509,000
CODES due 2022	6	15,000
CODES due 2024	390	4,393,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$67,276	57,522,000	$1.17

The calculations exclude the effect of securities deemed to be anti-dilutive. The anti-dilutive effect for each type of security is as follows:

•	Stock options — Options are considered anti-dilutive if the options’ exercise prices were greater than the average market prices of the common stock during the relevant periods. As such, the potential common shares underlying these options are excluded from the computation of diluted earnings per common share. The following indicates the number of shares of our common stock which are available for purchase under anti-dilutive options for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Anti-dilutive options	2,140,126	1,681,234	2,823,181	1,677,734

•	Convertible preferred stock — All outstanding convertible preferred stock was anti-dilutive for all periods presented. This was determined as a result of the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock being greater than the diluted earnings per common share.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

The weighted average potential common shares resulting from the CODES due 2022 and CODES due 2024 are based on the average of such securities outstanding during the relevant periods. Those averages reflect the timing of the March 2004 issuance of the CODES due 2024 and the various repurchase transactions for those securities during 2005. The diluted earnings per common share for the three and nine month periods ended September 30, 2004 has been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the CODES due 2022 as potential common shares for purposes of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-8 have been excluded from this restatement. As a result of this restatement, the number of average common and potential common shares increased by 6,316,000 and 4,408,000 shares for the three and nine month periods ended September 30, 2004.

NOTE 11—INCOME TAXES

Our effective income tax rate for the three and nine month periods ended September 30, 2005 was 37.9% and 37.4%, respectively, as compared to 40.9% and 39.2%, respectively, for the same periods in 2004. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities and bank-owned life insurance policy investments.

In 2004, we received a Notice of Proposed Adjustment, or the Notice, from the Internal Revenue Service, or IRS, challenging the deductibility of certain expenses totaling $34.9 million on our 2000 and 2001 tax returns primarily related to multiple corporate acquisitions during those years. We originally estimated that if all of the adjustments in the Notice were upheld for federal and state tax purposes, the combined federal and California tax cost would be approximately $11.5 million. We have resolved the issues presented in the Notice with the IRS. The result of that resolution is a permanent disallowance of approximately $1.5 million of deductions claimed. The other items in the Notice were allowed either as current deductions or as deductions in other tax years.

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and the agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that an additional net income tax liability had been incurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the third quarter or the nine months ended September 30, 2005. A similar analysis occurred as of December 31, 2004 and we reached the same conclusion.

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

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNBIT II preferred stock. We are providing the requested information to the IRS. To date, the IRS has taken no position regarding the claimed loss deduction. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. We recorded a tax benefit on this

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

transaction at the time that it occurred. We periodically reevaluate the estimated tax benefit to determine the probability and amount of the ultimate tax benefit that will be realized. This evaluation can result in the recording of incremental tax benefits or expenses.

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through September 30, 2005, we have recognized a cumulative net tax benefit of $2.8 million on these consent dividends. During 2003 the California Franchise Tax Board, or FTB, took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable. We periodically reevaluate the estimated tax benefit from these transactions to determine the probability and amount of the ultimate tax benefit that will be realized. This evaluation can result in the recording of incremental tax benefits or expenses.

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

Intercompany Allocation

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

On January 1, 2005, we transferred all of the employees of the holding company to the Bank and assigned those employees to the community banking business segment. The principal impact of this organizational change was to increase the community banking segment’s direct operating expenses as this segment absorbed the majority of operating expenses previously incurred by the holding company.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

This organizational change also affected the intercompany expense allocations. During 2005, community banking was reimbursed by the holding company and the other business segments for administrative services that employees in community banking performed on their behalf. Reimbursement was made through the intercompany allocation process. Prior to the 2005 organizational change, these services were provided by the holding company which was reimbursed by the business segments including community banking.

During 2005, the intercompany allocation was recorded at cost. During 2004, the intercompany allocation was based on a mixed fair market value and cost formula. As a result, during the nine months ended September 30, 2004, the holding company generated a profit of $9.7 million on administrative services provided to the Bank. No such profits were earned during the three months ended September 30, 2004. We have determined that it is impractical to restate prior periods to reflect these changes.

Interest Charges

The specialty finance business segment pays interest charges to the community banking and trust services business segments. Community banking, and to a lesser degree trust services, are our primary deposit gathering business segments. Our treasury department, which is included in our community banking business segment, also undertakes wholesale financings on behalf of the Bank. Since the specialty finance business segment does not have the same ability as community banking to fund its assets, it purchases its funding from the trust and community banking business segments. The following is a summary of intersegment interest charges received and paid for the periods indicated:

	For the three months ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Community banking	Specialty finance	Trust services
Net interest charges received/(paid)	$11,517	$(12,136)	$619	$9,509	$(9,796)	$287

	For the nine months ended
	September 30, 2005			September 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Trust services	Community banking	Specialty finance	Trust services
Net interest charges received/(paid)	$32,206	$(34,044)	$1,838	$27,648	$(28,506)	$858

ABD has also borrowed funds from the holding company through a commercial loan. Under that loan, ABD has paid interest to the holding company totaling $183,000 for the third quarter of 2005 and $372,000 for the nine months ended September 30, 2005. No such interest was paid during 2004.

Allowance for Loan and Lease Losses and Other Intersegment Revenues

The methodology we use for computing the allowance for loan and lease losses, the reserve for unfunded commitments and the related provision for credit losses for our business segments differs from the methodology we use for the consolidated company. The allowance for

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

loan and lease losses for specialty finance is computed as a fixed percentage of the current loan and lease balances. Each division within specialty finance uses a predetermined percentage rate to compute the required allowance for loan and lease losses for all of its outstanding loans. The total balance of the allowance for loan and lease losses for specialty finance is then deducted from the required consolidated allowance for loan and lease losses and reserve for unfunded commitments (which is computed as described in Note 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), and that amount is attributed to the community banking business segment.

The following shows insurance commission and fees that ABD received from the holding company and the other business segments for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Intersegment insurance commission and fees	$96	$92	$323	$347

All remaining intersegment revenue is not significant to business segment results.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, our parent company and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended September 30, 2005
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$67,467	$10,523	$244	$201	$78,435	$(7,087)	$—	$71,348
Non-interest income	6,748	6,325	40,445	1,101	54,619	1,654	(1,784)	54,489
Operating expenses:
Direct operating expense	35,553	10,099	35,259	650	81,561	4,847	(1,784)	84,624
Intercompany allocation	(1,541)	541	190	49	(761)	761	—	—

Total operating expenses	34,012	10,640	35,449	699	80,800	5,608	(1,784)	84,624

Income before provision for income taxes (1)	$40,203	$6,208	$5,240	$603	$52,254	$(11,041)	$—	$41,213

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

	For the three months ended September 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$62,004	$10,004	$276	$95	$72,379	$(3,420)	$—	$68,959
Non-interest income	6,400	5,102	33,369	1,035	45,906	4,261	(2,179)	47,988
Operating expenses:
Direct operating expense	19,456	8,169	27,858	849	56,332	24,384	(1,780)	78,936
Intercompany allocation	21,395	632	—	54	22,081	(21,682)	(399)	0

Total operating expenses	40,851	8,801	27,858	903	78,413	2,702	(2,179)	78,936

Income before provision for income taxes (1)	$27,553	$6,305	$5,787	$227	$39,872	$(1,861)	$—	$38,011

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

	For the nine months ended September 30, 2005
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$187,720	$32,080	$639	$759	$221,198	$(18,957)	$—	$202,241
Non-interest income	18,594	18,486	118,017	3,270	158,367	5,940	(5,384)	158,923
Operating expenses:
Direct operating expense	109,196	28,776	97,722	1,941	237,635	17,451	(5,384)	249,702
Intercompany allocation	(11,932)	1,646	521	178	(9,587)	9,587	—	—

Total operating expenses	97,264	30,422	98,243	2,119	228,048	27,038	(5,384)	249,702

Income before provision for income taxes (1)	$109,050	$20,144	$20,413	$1,910	$151,517	$(40,055)	$—	$111,462

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

	For the nine months ended September 30, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (2)	Eliminating entries	Total
Net interest income after provision for credit losses	$190,534	$33,063	$632	$413	$224,642	$(12,430)	$—	$212,212
Non-interest income	20,849	15,056	101,127	2,995	140,027	9,007	(6,746)	142,288
Operating expenses:
Direct operating expense	58,956	24,033	84,264	2,484	169,737	71,930	(5,410)	236,257
Intercompany allocation	67,545	2,000	—	169	69,714	(68,378)	(1,336)	—

Total operating expenses	126,501	26,033	84,264	2,653	239,451	3,552	(6,746)	236,257

Income before provision for income taxes (1)	$84,882	$22,086	$17,495	$755	$125,218	$(6,975)	$—	$118,243

(1)	Includes intercompany allocation charge which is eliminated in consolidation.
(2)	Does not include the holding company’s undistributed income of its subsidiaries, which are eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, our parent company and the eliminating entries used to arrive at our consolidated totals:

	September 30, 2005
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (1)	Eliminating entries	Total
Total assets	$5,163,464	$1,432,075	$363,191	$6	$6,958,736	$461,841	$(369,620)	$7,050,957
Deposits	5,232,746	3,508	—	50,143	5,286,397	—	(270,981)	5,015,416
Assets under administration	—	—	—	652,640	652,640	—	—	652,640

(1)	Does not include the holding company’s investment in subsidiaries, which are eliminated in consolidation.

	December 31, 2004
(Dollars in thousands)	Community banking	Specialty finance	Insurance brokerage services	Trust services	Total business segments	Holding company (1)	Eliminating entries	Total
Total assets	$5,679,212	$1,275,802	$325,617	$—	$7,280,631	$561,062	$(945,048)	$6,896,645
Deposits	5,357,373	606	—	52,141	5,410,120	—	(307,281)	5,102,839
Assets under administration	—	—	—	634,343	634,343	—	—	634,343

(1)	Does not include the holding company’s investment in subsidiaries, which are eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

NOTE 13—GUARANTEES

In the ordinary course of business, we have issued certain guarantees which qualify as off-balance sheet arrangements. A guarantee is a contract that contingently requires us to pay a guaranteed party based on: (1) changes in underlying asset, liability or equity security of the guaranteed party or (2) a third party’s failure to perform under an obligating guarantee (performance guarantee). As of September 30, 2005, those guarantees included the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. The maximum undiscounted future payments that we could be required to make was $110.5 million at September 30, 2005 and $118.3 million at December 31, 2004. Unearned fees on these guarantees were $433,000 at September 30, 2005 and $271,000 at December 31, 2004, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows at the date indicated:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Cash	$31,657	$31,436
Credit lines	44,134	44,938
Blanket liens on business assets	15,792	18,248
Real estate	3,396	6,189
Other secured	538	1,876
Unsecured	14,949	15,589

Total	$110,466	$118,276

•	We may be required to make contingent payments to the former shareholders of ABD, Matsco, Sullivan & Curtis Insurance Brokers of Washington, LLC, or S&C, and Lucini/Parish based on future operating results. Any contingent payments would be recorded as an increase to goodwill. As of September 30, 2005, under the ABD acquisition agreement, the future earn-out payment to ABD’s former shareholders was $3.6 million contingent on ABD reaching specified earnings before interest, tax, depreciation, amortization, or specified EBITDA, target during 2005. Should ABD surpass its 2005 specified EBITDA target, the actual earn-out payment may exceed this amount. As of September 30, 2005, under the acquisition agreements with Matsco and S&C, the maximum aggregate gross future cash earn-out payments to their former shareholders was $4.8 million for 2005 and $4.9 million for 2006. As of September 30, 2005, under the acquisition agreement with Lucini/Parish, the maximum aggregate future cash earn-out payments to its former shareholders was $17.8 million, $10.0 million of which is contingent on future operating results, payable during 2006, 2007 and/or 2008 and $7.8 million of which is dependent on the passage of time; and

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of September 30, 2005, the combined credit limits on those accounts were $5.2 million.

NOTE 14—EMPLOYEE BENEFIT PLANS

Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers to provide a supplemental employee retirement plan, or SERP. The SERPs are unfunded and are not qualified under IRC Section 401(a). Under these agreements, we are generally obligated to provide for each such employee who continues in employment for a specified period, or, if earlier, until the employee’s total disability or our change in control, a monthly benefit beginning at the employee’s retirement and continuing for the employee’s life in the amount defined or determined in each agreement. In most cases, a related split-dollar life insurance agreement provides a death benefit for the employee’s spouse or other beneficiaries. Most of the agreements are in the form of a defined benefit plan. For the three and nine month periods ended September 30, 2005, we made contributions of $92,000 and $786,000, respectively, to secular trusts which fund benefits for certain executive officers. We presently anticipate contributing $441,000 to fund the secular trusts during the remainder of 2005. In January 2005, we established the 2005 Supplemental Executive Retirement Plan, or the 2005 SERP Plan, that provides retirement benefits to certain highly compensated employees. In September 2005, the Board adopted clarifying changes to the 2005 SERP Plan, including (1) clarification of the provisions concerning benefits on Change in Control, including the addition of definitions of termination for “Cause,” “Change in Control Benefit” and “Change in Control Retirement Date,” (2) the addition of a termination of employment without Cause requirement to the vesting of benefits on a Change in Control, and (3) the addition of an age requirement of 55 years to the service requirement of 10 years for vesting of benefits generally.

The accumulated benefit obligation under the SERP was $49.0 million at September 30, 2005 and $46.5 million at December 31, 2004. Effective for the year ended December 31, 2004, the minimum liability provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 87, are applicable. As of December 31, 2004, we recorded a non-cash charge to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS No. 87. SFAS No. 87 requires that this liability be recognized at year-end in an amount equal to the amount by which the accumulated benefit obligation exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation, which totaled $13.6 million at December 31, 2004. The additional minimum pension liability adjustments totaling $5.6 million, net of tax, was recorded in accumulated other comprehensive loss on our Consolidated Balance Sheets at December 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

The following table sets forth the SERP’s net periodic pension cost for the periods indicated:

(Dollars in thousands)	Three months ended September 30,
	2005	2004
Net pension cost included the following components:
Service cost-benefits earned during the period	$570	$449
Interest cost on projected benefit obligation	605	336
Amortization of prior service cost	805	805
Recognized net actuarial loss	145	—

Net periodic pension cost	$2,125	$1,590

(Dollars in thousands)	Nine months ended September 30,
	2005	2004
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,709	$1,347
Interest cost on projected benefit obligation	1,814	1,008
Amortization of prior service cost	2,416	2,415
Recognized net actuarial loss	435	—

Net periodic pension cost	$6,374	$4,770

Incentive Plans

In May 2005, we obtained shareholder approval of the 2005 Executive Incentive Plan, or EIP, and the 2005 Long-term Incentive Plan, or LTIP. The 2005 EIP formalized the maximum payout for covered executives under the annual incentive plan, which is tied to both corporate and individual performance. The LTIP is designed for long-term retention and compensation for key executives and is directly linked to long-term shareholder value. Both the EIP and LTIP are designed to qualify under Internal Revenue Code Section 162(m) as performance-based incentive plans, so that compensation paid to executives under the EIP and LTIP will be fully deductible for income tax purposes.

401(k) Savings Plan

On September 27, 2005, the Board of Directors adopted an amendment to the Greater Bay Bancorp 401(k) Plan, or the 401(k) Savings Plan. The Board made three changes to the plan, the first two of which are designed to increase employee participation in the 401(k) Savings Plan. The first amendment provides for automatic election into the plan for all new hires at a rate of 2% of eligible compensation. Employees not wishing to participate would have to make an election to opt out of plan participation. The second amendment increases the employer match (currently 62.5% up to 8% of salary deferred) to 75% for the first 4% of salary deferred and 62.5% for the next 4% of salary deferred. The third amendment revises the definition of eligible compensation to exclude termination pay (vacation settlement and severance), car allowances and other fringe benefits and to exclude bonus compensation other than bonuses paid under our regular annual bonus plans.

Employee Stock Purchase Plan

On September 27, 2005, the Board of Directors terminated the Employee Stock Purchase Plan, or ESPP, effective September 30, 2005. The termination of the ESPP did not impact our employees’ third quarter share purchases which took place on September 30, 2005. The ESPP, a broad-based employee benefit plan, allowed

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

employees to purchase shares of our common stock at a discounted price through payroll deduction. The Board based its decision on the plan’s low participation rate, the cost and complexity of administering the plan and the potential impact of the plan on our earnings as a result of the anticipated adoption of SFAS No. 123(R) effective January 1, 2006.

NOTE 15—RECENT ACCOUNTING DEVELOPMENTS

Determining the Amortization Period for Leasehold Improvements

In June 2005, the EITF reached consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to September 29, 2005.

We do not expect the adoption of this consensus to have a material impact on our financial condition or operating results.

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that any correction of an error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

We do not expect the adoption of this statement to have a material impact on our financial condition or operating results.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, as amended, and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123, as amended, and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in our 2004 Annual Report on Form 10-K. On April 21, 2005 the Securities and Exchange Commission, or SEC, amended Rule 4–01(a) of Regulation S-X, as a result of which, we will be required to adopt SFAS No. 123R beginning January 1, 2006. We have not determined the method of adopting SFAS No. 123R.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2005 and December 31, 2004 and for the Three and Nine Months Ended September 30, 2005 and 2004

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

ITEM 2. GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, and perceived opportunities in the market. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality, and government regulation, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 under ITEM 1. “BUSINESS – Factors That May Affect Future Results of Operations.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association and one commercial insurance brokerage subsidiary, ABD. The Bank provides community banking services in the greater San Francisco Bay Area through its community banking organization, including Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Nationally, Greater Bay Bancorp provides customized lending services through its specialty finance group, which includes Matsco, CAPCO, Greater Bay Bank SBA Lending Group, and Greater Bay Capital. ABD Insurance and Financial Services, our commercial insurance brokerage subsidiary, provides employee benefits consulting and risk management solutions to business clients throughout the United States.

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Our lines of business are organized along four business segments. The services that our business segments provide are as follows:

•	Community Banking. We operate community banking offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco and the San Francisco Peninsula, the East Bay, Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Specialty Finance. CAPCO, which offers asset-based lending and accounts receivable factoring products, is located in Bellevue, Washington and operates markets its services nationally. Greater Bay Capital finances equipment leases and is located in the Chicago,

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

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results are affected by economic conditions in this area. Overall Bay Area economic trends continue to be of concern and the timing of a recovery remains uncertain. While there has been improvement in employment, real estate occupancy rates and rental rates, these indicators all remain at levels below the peak of the economic boom the region enjoyed in the late 1990’s and remain depressed below levels that we would expect in a healthier economic environment. A protracted delay before a recovery occurs or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse affect on our results of operations.

Our Opportunities, Challenges and Risks

We believe that growth in banking opportunities to small- and medium-sized businesses, professionals, and high net worth individuals will in part be determined by economic growth in the San Francisco Bay Area. There remains the risk that another economic downturn could adversely affect us through loan demand weakness and loan credit quality deterioration.

We also believe that consolidation of community banks will continue to take place and in that regard we could be a bank acquirer. In markets we wish to enter or expand our business, we will consider opening de novo offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services, and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches into our family of companies, but there can be no assurance that future activities would not present unforeseen integration issues.

On February 1, 2004, we merged our 11 bank subsidiaries into a single bank subsidiary. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements, and reduce our regulatory reporting burden. During the third quarter of 2005, we completed the systems integration of the 11 back-office systems into a single

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

merged system. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting or cause any significant client disruption.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2004 Annual Report on Form 10-K. Our most complex accounting policies, including policies for allowance for loan and lease losses, securities, derivative instruments, goodwill and other intangible assets, accounting for income taxes and supplemental employee retirement plan, require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. A description of our current accounting policies involving significant management valuation judgments appears in our Annual Report on Form 10-K under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Critical Accounting Policies.”

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share and key financial ratios for the periods indicated.

(Dollars in thousands, except per share amounts)	For the three months ended September 30,
	2005	2004(1)
Net income	$25,587	$22,455
Earnings per common share:
Basic	$0.47	$0.41
Diluted	$0.44	$0.36
Return on average assets, annualized	1.42%	1.20%
Return on average total shareholders’ equity, annualized	15.13%	13.90%

(Dollars in thousands, except per share amounts)	For the nine months ended September 30,
	2005	2004(1)
Net income	$69,772	$71,840
Earnings per common share:
Basic	$1.26	$1.30
Diluted	$1.16	$1.17
Return on average assets, annualized	1.32%	1.27%
Return on average total shareholders’ equity, annualized	13.96%	14.72%

(1)	The diluted earnings per common share for the three and nine months ended September 30, 2004 have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and CODES due 2022 as common stock equivalents for the purpose of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-8 have been excluded from this restatement.

Net Income

Net income increased 13.9% to $25.6 million, or $0.44 per diluted common share, during the three months ended September 30, 2005, as compared to $22.5 million, or $0.36 per diluted common share, for the same period in 2004. This increase was primarily attributable to the following items during the three months ended September 30, 2005, as compared to the same period in 2004:

•	A $6.5 million increase in non-interest income primarily due to a $6.7 million increase in ABD’s insurance commissions and fees, including $5.5 million related to the acquisition of Lucini/Parish, and a $1.8 million increase in rental revenues on operating leases. These increases were partially offset primarily by a decrease of $2.8 million in the gain on sale of securities, net;

•	A $4.7 million decrease in the provision for credit losses reflecting improved credit quality and a reduction in the assumed rates of default for the loan and lease portfolio;

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Offsetting the above items were the following:

•	A $5.7 million increase in operating expenses. The major components of this increase were a $6.1 million increase in compensation and benefits, including $3.3 million related to Lucini/Parish, and a $1.6 million increase in depreciation expense on leased equipment. These increases were partially offset by a $1.9 million decrease in legal costs and other professional fees; and

•	A $2.3 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets and an increase in rates paid on interest-bearing liabilities, partially offset by the effects of a decline in interest-bearing liabilities and an increase in yields earned on interest-earning assets.

The earnings per common share calculation was also affected by a 4,766,000 share decrease in weighted average common stock and potential common shares. This decrease primarily reflects the combined result of the repurchase of a portion of the CODES due 2024 which resulted in a decrease of 3.9 million shares in the weighted average potential common shares and the common stock repurchase program which resulted in approximately a 1,271,000 share decrease in the weighted average common shares outstanding during the third quarter of 2005.

Net income decreased 2.9% to $69.8 million, or $1.16 per diluted common share, during the nine months ended September 30, 2005, as compared to $71.8 million, or $1.17 per diluted common share, for same period in 2004. This decrease was primarily attributable to the following items during the nine months ended September 30, 2005, as compared to the same period in 2004:

•	An $18.1 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets and an increase in rates paid on interest-bearing liabilities, offset by the effects of a decline in interest-bearing liabilities and an increase in yields earned on interest-earning assets;

•	A $13.4 million increase in operating expenses, comprised primarily of an increase of $9.2 million in compensation and benefits, including $5.3 million related to the acquisition of Lucini/Parish, and a $4.5 million increase in depreciation expense on leased equipment. These increases were partially offset by a decrease in legal costs and other professional fees of $1.9 million;

Offsetting the above items were the following:

•	A $16.6 million increase in non-interest income primarily due to a $16.5 million increase in ABD’s insurance commissions and fees including $9.2 million related to Lucini/Parish which was acquired effective May 1, 2005, a $5.3 million increase in rental revenues on operating leases and a $1.5 million gain on the repurchase of CODES due 2024. These increases were partially offset by a decrease of $6.4 million in the gain on sale of securities, net; and

•	An $8.1 million decrease in the provision for credit losses reflecting improved credit quality and a reduction in the assumed rates of default for the loan and lease portfolio.

The earnings per common share calculation was also affected by a 1,698,000 share decrease in weighted average common stock and potential common shares. This decrease primarily reflects the combined result of the

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

repurchase of a portion of the CODES due 2024 which resulted in a decrease of 402,000 shares in the weighted average potential common shares and the common stock repurchase program which resulted in approximately a 729,000 share decrease in the weighted average common shares outstanding during the nine months ended September 30, 2005.

Net Interest Income

Our Interest Rate Risk Strategy

During 2005, we have positioned ourselves to be slightly net asset sensitive in anticipation of higher short-term interest rates. As part of this strategy, we reduced our securities portfolio, with securities declining from $1.6 billion at December 31, 2004 to $1.5 billion at September 30, 2005. The decrease in the portfolio further moderated our exposure to changes in tangible equity, strengthened our overall capital position and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality. We used the proceeds realized from the reduction in our securities portfolio to reduce short-term wholesale funding during 2005, as compared to 2004.

Net interest income for the third quarter of 2005 decreased $2.3 million to $68.0 million, compared to $70.3 million for the third quarter of 2004. Net interest income for the nine months ended September 30, 2005 decreased $18.1 million to $199.5 million, compared to $217.5 million for the same period in 2004. Net interest income in each of the periods in 2005 decreased primarily due to an increase in the rate paid on interest-bearing liabilities and a decrease in average securities. This was partially offset by an increase in the yield earned on interest-earning assets, an increase in average loans and a decrease in average interest-bearing liabilities. Our net yield earned on interest-earning assets, or net interest margin, for the third quarter of 2005 was 4.36%, compared to 4.27% for the third quarter of 2004. Our net interest margin for the nine months ended September 30, 2005 was 4.37%, compared to 4.35% for the nine months ended September 30, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Three Months Ended September 30, 2005 and September 30, 2004

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances. All yields and rates have been annualized based on the actual number of days in each period.

	Three months ended September 30,
	2005			2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$45,033	$384	3.38%	$37,979	$126	1.32%
Other short-term securities	11,923	59	1.96%	2,865	15	2.08%
Securities:
Taxable	1,446,353	15,117	4.15%	2,007,885	21,393	4.24%
Tax-exempt (2)	82,724	1,015	4.87%	86,330	1,088	5.01%
Loans (3)	4,594,833	84,135	7.26%	4,412,082	70,952	6.40%

Total interest-earning assets	6,180,866	100,710	6.46%	6,547,141	93,574	5.69%
Noninterest-earning assets	985,764	—		895,842	—

Total assets	$7,166,630	100,710		$7,442,983	93,574

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,004,193	$13,042	1.72%	$3,359,052	$10,361	1.23%
Time deposits over $100,000	729,040	5,562	3.03%	723,966	2,968	1.63%
Other time deposits	180,933	1,172	2.57%	160,263	679	1.69%

Total interest-bearing deposits	3,914,166	19,776	2.00%	4,243,281	14,008	1.31%
Short-term borrowings	350,989	3,290	3.72%	522,015	2,859	2.18%
CODES	93,304	131	0.56%	241,131	306	0.50%
Subordinated debt	210,311	4,446	8.39%	210,311	4,491	8.50%
Other long-term borrowings	417,583	5,071	4.82%	166,447	1,643	3.93%

Total interest-bearing liabilities	4,986,353	32,714	2.60%	5,383,185	23,307	1.72%
Noninterest-bearing deposits	1,133,089			1,067,859
Other noninterest-bearing liabilities	260,648			242,224
Preferred stock of real estate investment trust subsidiaries	12,634			15,272

Shareholders’ equity	773,906			734,443

Total shareholders’ equity and liabilities	$7,166,630	32,714		$7,442,983	23,307

Net interest income		$67,996			$70,267

Net yield on interest-earning assets(4)			4.36%			4.27%

(1)	Nonaccrual loans are excluded from the balance of average loans and interest-earning assest.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.26% and 7.56% for the three months ended September 30, 2005 and 2004, respectively, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $841,000 and $(838,000) for the three months ended September 30, 2005 and 2004, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results for the Nine Months Ended September 30, 2005 and September 30, 2004

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Yields earned on interest-earning assets, rates paid on interest-bearing liabilities, and average balances are based on average daily balances. All yields and rates have been annualized based on the actual number of days in each period.

	Nine months ended September 30,
	2005			2004
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$38,412	$789	2.75%	$92,891	$654	0.94%
Other short-term securities	8,117	95	1.56%	2,896	41	1.89%
Securities:
Taxable	1,480,290	47,196	4.26%	2,056,519	64,363	4.18%
Tax-exempt (2)	84,012	2,992	4.76%	91,383	3,351	4.90%
Loans (3)	4,497,329	237,486	7.06%	4,425,823	215,514	6.50%

Total interest-earning assets	6,108,160	288,558	6.32%	6,669,512	283,923	5.69%
Noninterest-earning assets	950,618	—		874,528

Total assets	$7,058,778	$288,558		$7,544,040	283,923

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,130,250	$39,596	1.69%	$3,208,472	26,264	1.09%
Time deposits over $100,000	662,113	13,175	2.66%	721,112	7,991	1.48%
Other time deposits	151,668	2,625	2.31%	291,559	3,209	1.47%

Total interest-bearing deposits	3,944,031	55,396	1.88%	4,221,143	37,464	1.19%
Short-term borrowings	339,960	8,870	3.49%	654,806	8,570	1.75%
CODES	154,463	631	0.55%	200,813	1,195	0.79%
Subordinated debt	210,311	13,135	8.24%	210,311	13,504	8.58%
Other long-term borrowings	291,833	11,063	5.00%	222,705	5,670	3.40%

Total interest-bearing liabilities	4,940,598	89,095	2.41%	5,509,778	66,403	1.61%
Noninterest-bearing deposits	1,089,770			1,046,341
Other noninterest-bearing liabilities	243,977			228,759
Preferred stock of real estate investment trust subsidiaries	12,599			15,336

Shareholders’ equity	771,834			743,826

Total shareholders’ equity and liabilities	$7,058,778	89,095		$7,544,040	66,403

Net interest income		$199,463			$217,520

Net yield on interest-earning assets(4)			4.37%			4.35%

(1)	Nonaccrual loans are excluded from the balance of average loans and interest-earning assest.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.12% and 7.39% for the nine months ended September 30, 2005 and 2004, respectively, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $838,000 and $174,000 for the nine months ended September 30, 2005 and 2004, respectively.
(4)	Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rates earned or paid on, interest-earning assets and interest-bearing liabilities. Changes in net interest income are attributable to changes in the amount of interest-earning assets and interest-bearing liabilities, changes in the composition of those assets and liabilities, and changes in the associated interest rates. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average rates earned or paid (rate). Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances. Nonaccrual loans are excluded from loan volumes.

	Three months ended September 30, 2005 compared with the same period ended September 30, 2004 favorable / (unfavorable)			Nine months ended September 30, 2005 compared with the same period ended September 30, 2004 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$27	$231	$258	$(753)	$888	$135
Other short-term investments	51	(7)	44	67	(13)	54
Securities:
Taxable	(5,825)	(451)	(6,276)	(19,200)	2,033	(17,167)
Tax-exempt	(43)	(30)	(73)	(267)	(92)	(359)
Loans	3,086	10,097	13,183	3,495	18,477	21,972

Total interest income	(2,704)	9,840	7,136	(16,659)	21,294	4,635

INTEREST PAID ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	6,346	(9,027)	(2,681)	1,068	(14,400)	(13,332)
Time deposits over $100,000	(21)	(2,573)	(2,594)	1,102	(6,286)	(5,184)
Other time deposits	(97)	(396)	(493)	2,506	(1,922)	584

Total interest-bearing deposits	6,227	(11,995)	(5,768)	4,676	(22,608)	(17,932)
Short-term borrowings	4,956	(5,387)	(431)	7,325	(7,625)	(300)
CODES	366	(191)	175	240	324	564
Subordinated debt	—	45	45	—	369	369
Other long-term borrowings	(2,981)	(447)	(3,428)	(2,145)	(3,248)	(5,393)

Total interest expense	8,568	(17,975)	(9,407)	10,096	(32,788)	(22,692)

Net increase (decrease) in net interest income	$5,864	$(8,135)	$(2,271)	$(6,564)	$(11,493)	$(18,057)

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

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
For the three months ended September 30, 2005:
Balance, beginning of period	$98,487	$9,099	$107,586
Net (charge-offs)/recoveries	(3,098)	—	(3,098)
Provision	(2,532)	(820)	(3,352)

Balance, end of period	$92,857	$8,279	$101,136

For the three months ended September 30, 2004:
Balance, beginning of period	$116,045	$4,580	$120,625
Net (charge-offs)/recoveries	(3,584)	—	(3,584)
Provision	999	309	1,308

Balance, end of period	$113,460	$4,889	$118,349

For the nine months ended September 30, 2005:
Balance, beginning of period	$107,517	$6,482	$113,999
Net (charge-offs)/recoveries	(10,085)	—	(10,085)
Provision	(4,575)	1,797	(2,778)

Balance, end of period	$92,857	$8,279	$101,136

For the nine months ended September 30, 2004:
Balance, beginning of period	$124,489	$1,679	$126,168
Net (charge-offs)/recoveries	(13,127)	—	(13,127)
Provision	2,098	3,210	5,308

Balance, end of period	$113,460	$4,889	$118,349

The provision for credit losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. Periodic fluctuations in the provision for credit losses result from management’s assessment of the adequacy of the allowance for loan and lease losses and the reserve for unfunded credit commitments. The provision for credit losses is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans, and the general economic conditions in our market areas.

The required allowance for loan and lease losses at September 30, 2005 was $5.6 million lower than the balance at June 30, 2005 and $14.7 million lower than the balance at December 31, 2004. This was primarily a result of improvement in the overall credit risk ratings and a reduction in the assumed rates of default for the loan and lease portfolio, which are key factors in

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

our process for estimating allowance requirements. A $2.5 million negative provision for loan and lease losses for the third quarter of 2005 reflected the required allowance for loan and lease losses balance at September 30, 2005, after net charge-offs of $3.1 million.

The negative $820,000 provision for unfunded credit commitments for the third quarter of 2005 was primarily a result of a decrease in management’s estimate of the amount of impairment on unfunded credit commitments. The $1.8 million provision for unfunded credit commitments for the nine months ended September 30, 2005 was primarily a result of a first quarter 2005 change in estimate resulting in a higher assumed percentage of usage of the commercial unfunded commitments and an increase in the individual reserve associated with a single unfunded credit, which were partially offset by decreases in management’s estimate of the amount of impairment on unfunded credit commitments.

For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “FINANCIAL CONDITION — Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

The following table sets forth information by category of non-interest income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Insurance commissions and fees	$39,974	$33,276	$117,319	$100,773
Rental revenue on operating leases	4,901	3,067	13,396	8,049
Service charges and other fees	2,496	2,599	7,915	7,846
Loan and international banking fees	1,663	2,137	5,789	6,255
Trust fees	1,074	1,009	3,200	2,916
Gains on sale of loans	100	129	306	1,166
Gains on sale of securities, net	43	2,820	342	6,734
Other income	4,238	2,951	10,656	8,549

Total non-interest income	$54,489	$47,988	$158,923	$142,288

Non-interest income increased during the third quarter and the nine months ended September 30, 2005 as compared to the same periods in 2004 primarily due to increases in insurance commissions and fees, rental revenue on operating leases, and other income. This was partially offset primarily by decreases in the gains on sale of securities, net, and the gains on sale of loans.

Insurance commissions and fees increased during the third quarter and the nine months ended September 30, 2005, as compared to the same period in 2004 due to ABD’s internal growth and the acquisition of Lucini/Parish on May 1, 2005. Lucini/Parish generated insurance commissions and fees of $5.5 million during the third quarter of 2005 and $9.2 million since we completed the acquisition on May 1, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In 2004, the New York Attorney General filed a civil action against Marsh & McLennan Companies, Inc. and Marsh Inc., an insurance brokerage firm, alleging illegal bid-rigging and business steering activities. The New York Attorney General is also investigating other insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors including, but not limited to, aggregate volume, profitability and persistency of insurance policies placed by the broker. The California Department of Insurance has also recently announce that, while it continues to review these arrangements, it is deferring any action on proposed broker compensation disclosure regulations in view of industry initiatives underway in this area.

Our insurance brokerage subsidiary, ABD, receives such commissions and override payments, which amounted to 10.1% of total ABD commissions and fees received during the twelve month period ended September 30, 2005. ABD has received requests for information from several state insurance commissioners and in October 2005, ABD received a subpoena from the Office of the Attorney General of the State of New York about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with the New York State Attorney General’s Office, it is our understanding that ABD’s receipt of the subpoena is part of that Office’s broad review of the insurance brokerage industry and that others in the industry have recently received subpoenas. ABD intends to cooperate with the New York State Attorney General’s Office. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments.

In response to these developments, in late 2004 we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged against firms in New York, nor were any systemic compliance related issues identified in these general areas of concern.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $1.8 million increase for the third quarter of 2005 as compared to the same period in 2004 and the $5.3 million increase for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, reflect the growth of the equipment lease portfolio.

Our gains and losses on the sale of securities arise from securities sales transactions undertaken in order to manage interest rate risk, or IRR, and in consideration of other factors. Specific IRR program initiatives can cause us to increase or decrease the volume of sales transactions and can result in an increase or decrease in gains on securities in the periods when such initiatives occur. Such initiatives were limited during the third quarter and the nine months ended September 30, 2005, resulting in a decrease of $2.8 million and $6.4 million, respectively, in the gains on sale of securities as compared to the same periods in 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2005, we determined that the impairment on shares of Fannie Mae Preferred Stock and Freddie Mac Preferred Stock held in our securities portfolio was other-than-temporary. As a result, we recorded a $1.0 million charge to other income during the first quarter of 2005. We sold these impaired securities during the second quarter of 2005. During the second quarter of 2005, we recovered $6,000 of the impairment charge when we sold these securities. There was no such reduction of other income during the third quarter of 2005 or during 2004.

In connection with the repurchase of 163,162 units of the CODES due 2024 in privately negotiated transactions during the nine months ended September 30, 2005, we recognized a gain of $1.5 million on the repurchase of these units, which was included in other income. No such gains or losses on the repurchase of CODES were recognized during the third quarter of 2005 or for the third quarter and nine month periods ended September 30, 2004.

Other income also includes a $106,000 net gain for the third quarter of 2005 and a $1.5 million net gain for the nine months ended September 30, 2005 on derivatives marked to market through earnings as compared to a loss of $269,000 for the third quarter of 2004 and a $720,000 gain for the nine months ended September 30, 2004. The derivative gains included gains related to the change in market value of purchased residential mortgage loans between the price commitment and settlement dates of $1.3 million for the nine months ended September 30, 2005. There were no such gains during the third quarter of 2005. There were no such gains or losses on purchased residential mortgage loans during the same periods in 2004.

During the third quarter of 2004, we recognized a $461,000 gain on the disposal of a former facility. There were no such gains or losses during 2005. Other income includes $1.9 million and $5.7 million in appreciation of the cash surrender values on bank-owned life insurance policies during the third quarter and the nine months ended September 30, 2005, respectively, as compared to $1.7 million and $5.0 million during the same periods in 2004, respectively. We own certain other investments in venture capital funds and Community Reinvestment Act, or CRA, qualified investments which are included in other assets. We incurred net gains on those investments of $331,000 during the third quarter of 2005 and recorded net losses of $185,000 for the nine months ended September 30, 2005, as compared to net gains of $5,000 and net losses of $1.6 million during the third quarter and the nine months ended September 30, 2004, respectively. The gains and losses were charged to other income.

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Compensation and benefits	$50,745	$44,694	$149,202	$140,024
Occupancy and equipment	11,278	11,570	32,838	32,026
Legal costs and other professional fees	4,671	6,562	12,720	14,588
Depreciation - equipment leased to others	4,108	2,549	11,213	6,706
Marketing and promotion	1,995	1,741	5,823	5,139
Amortization of intangibles	1,886	2,071	6,041	6,214
Telephone, postage and supplies	2,310	1,670	6,160	5,272
Data processing	1,258	1,303	4,061	3,802
Insurance	1,073	1,267	3,238	3,795
Directors’ fees	299	283	1,415	934
Dividends paid on preferred stock of real estate investment trusts	456	456	1,368	1,368
Contribution to Greater Bay Bancorp Foundation	—	—	900	900
FDIC insurance and regulatory assessments	424	458	1,213	1,454
Correspondent bank fees	374	623	998	2,177
Client service expenses	178	318	602	917
Expenses on other real estate owned	—	—	—	348
Other expenses	3,569	3,371	11,910	10,593

Total operating expenses	$84,624	$78,936	$249,702	$236,257

Efficiency ratio	69.09%	66.75%	69.67%	65.66%
Total operating expenses to average assets, annualized	4.68%	4.22%	4.73%	4.18%

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The primary sources of variance in operating expenses during the third quarter of 2005 as compared to the third quarter of 2004 included the following:

•	Compensation and benefits expenses increased in the third quarter of 2005 to $50.7 million, compared to $44.7 million in the third quarter of 2004. The increase is primarily due to the acquisition of Lucini/Parish and $1.5 million in bonuses and severance payouts. Compensation and benefits related to Lucini/Parish were $3.3 million during the third quarter of 2005;

•	Legal costs and other professional fees decreased to $4.7 million during the third quarter of 2005 as compared to $6.6 million during the third quarter of 2004 primarily related to reduced costs for Sarbanes-Oxley compliance activities; and

•	Depreciation – equipment leased to others increased to $4.1 million during the third quarter of 2005, compared to $2.5 million during the third quarter of 2004. The increase is related to growth in the leased equipment portfolio.

The primary sources of variance in operating expenses during the nine months ended September 30, 2005 as compared to the same period in 2004 include the following:

•	Compensation and benefits expenses increased in the nine months ended September 30, 2005 to $149.2 million, compared to $140.0 million in the nine months ended September 30, 2004. The increase is primarily due to severance costs of $2.5 million, $5.3 million related to Lucini/Parish and $1.8 million related to pension costs;

•	Legal costs and other professional fees decreased to $12.7 million during the nine months ended September 30, 2005 as compared to $14.6 million during the same period of 2004 primarily related to reduced costs for Sarbanes-Oxley compliance activities. and

•	Depreciation – equipment leased to others increased to $11.2 million during the nine months ended September 30, 2005 as compared to $6.7 million during the same period in 2004. The increase is related to growth in the leased equipment portfolio.

Our efficiency ratio for the three month period ended September 30, 2005 increased as compared to the same period in 2004 as operating expenses increased at a higher rate than revenues. Our efficiency ratio for the nine month period ended September 30, 2005 increased as compared to the same period in 2004 as revenues declined in 2005 as compared to the same period of 2004. The changes in revenues and increases in our operating expenses are described above. The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. An increase in the efficiency ratio would generally indicate a decrease in overall efficiency. Conversely, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations, or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

The following table shows the computation of the efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other banking organizations which do not have significant non-bank subsidiaries.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Total operating expenses	$84,624	$78,936	$249,702	$236,257
Less: ABD operating expenses	35,450	27,857	98,243	84,264

Total operating expenses without ABD	$49,174	$51,079	$151,459	$151,993

Total revenue	$122,485	$118,255	$358,386	$359,808
Less: ABD total revenue	40,689	33,643	118,656	101,758

Total revenue without ABD	$81,796	$84,612	$239,730	$258,050

Efficiency ratio without ABD	60.12%	60.37%	63.18%	58.90%

Income Taxes

Our effective income tax rate for the three and nine month periods ended September 30, 2005 was 37.9% and 37.4%, respectively, as compared to 40.9% and 39.2%, respectively, for the same periods in 2004. The effective rates were lower than the statutory rate of 42.1% due to California enterprise zone interest income exclusion and tax-exempt income on municipal securities and bank-owned life insurance policy investment earnings that are exempt from taxation.

In 2004, we received the Notice from the IRS challenging the deductibility of certain expenses totaling $34.9 million on our 2000 and 2001 tax returns primarily related to multiple corporate acquisitions during those years. We originally estimated that if all of the adjustments in the Notice were upheld for federal and state tax purposes, the combined federal and California tax cost would be approximately $11.5 million. We have resolved the issues presented in the Notice with the IRS. The result of that resolution is a permanent disallowance of approximately $1.5 million of deductions claimed. The other items in the Notice were allowed either as current deductions or as deductions in other tax years.

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and the agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that an additional net income tax liability had been incurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the third quarter or the nine months ended September 30, 2005. A similar analysis occurred as of December 31, 2004 and we reached the same conclusion.

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

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. Due to this inquiry, we believe that there is a reasonable possibility that the IRS may seek to adjust some portion or all of the loss we deducted in connection with the sale of the CNBIT II preferred stock. We are providing the requested information to the IRS. To date, the IRS has taken no position regarding the claimed loss deduction. We believe that the loss deduction has merit and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable. We recorded a tax benefit on this transaction at the time that it occurred. We periodically reevaluate the estimated tax benefit to determine the probability and amount of the ultimate tax benefit that will be realized. This evaluation can result in the recording of incremental tax benefits or expenses.

In 2001, we also formed CNBIT I, which elected to be taxed as a REIT. CNBIT I engaged in consent dividends under the REIT rules in 2001 and 2002 and deducted such consent dividends for California tax purposes. From inception of the REITs through September 30, 2005, we have recognized a cumulative net tax benefit of $2.8 million on these consent dividends. During 2003 the FTB took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position. We believe that the California tax benefits claimed with respect to the consent dividends have merit and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable. We periodically reevaluate the estimated tax benefit from these transactions to determine the probability and amount of the ultimate tax benefit that will be realized. This evaluation can result in the recording of incremental tax benefits or expenses.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Total assets increased $154.3 million from $6.9 billion at December 31, 2004 to $7.1 billion at September 30, 2005.

Securities

Securities were $1.5 billion and $1.6 billion at September 30, 2005 and December 31, 2004, respectively. The securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, MBS, collateralized mortgage obligations, obligations of states and political subdivisions, corporate debt instruments, and equity securities, including Federal Reserve Bank stock and FHLB stock. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements and FHLB advances. We do not include Federal Funds sold and certain other short-term instruments which qualify as cash and cash equivalents in our securities portfolio.

At September 30, 2005 and December 31, 2004, $920.4 million, or approximately 61.9%, of our total securities were invested in MBS. Although the stated final maturity of these securities is as long as 30 years, due to scheduled principal repayments and anticipated prepayments, we estimate that the average remaining life of these securities is less than four years.

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in leases and consumer loans. Our lending operations are primarily located in a market area that is dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans, reduce the demand for loans and decrease our net interest margin.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the composition of our loan portfolio at the dates indicated.

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$1,998,305	43.7%	$1,969,351	45.2%
Term real estate - commercial	1,432,939	31.3	1,597,756	36.6

Total commercial	3,431,244	75.0	3,567,107	81.8
Real estate construction and land	609,969	13.3	479,113	11.0
Residential mortgage	258,268	5.6	22,982	0.5
Real estate other	261,969	5.7	268,755	6.2
Consumer and other	115,593	2.5	145,065	3.3

Total loans, gross	4,677,043	102.1	4,483,022	102.8
Deferred fees and discounts, net	(12,681)	(0.3)	(13,902)	(0.3)

Total loans, net of deferred fees	4,664,362	101.8	4,469,120	102.5
Allowance for loan and lease losses	(92,857)	(1.8)	(107,517)	(2.5)

Total loans, net	$4,571,505	100.0%	$4,361,603	100.0%

Total loans net of deferred loan fees and discounts increased by $195.2 million from December 31, 2004 to September 30, 2005. This increase primarily reflects increases in residential mortgage loans of $235.3 million, real estate construction and land loans of $130.9 million and commercial loans of $29.0 million. These increases were partially offset by a decline in term real estate loans of $164.8 million and consumer and other loans of $29.5. Residential mortgage loans increases include $233.0 million in loans purchased during 2005.

The following table presents the interest rate type and maturity distribution of our loan portfolio at September 30, 2005:

(Dollars in thousands)	Term to final loan maturity						Total
	One year or less		One to five years		After five years
	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate
Commercial	$206,024	$407,674	$647,881	$203,718	$422,174	$110,834	$1,998,305
Term real estate - commercial	61,103	88,138	239,654	329,137	228,082	486,825	1,432,939
Real estate construction and land	46,273	413,340	63,099	80,988	4,074	2,195	609,969
Residential mortgage	—	—	—	—	—	258,268	258,268
Real estate other	20,992	45,796	9,972	17,953	9,506	157,750	261,969
Consumer and other	6,181	51,833	20,554	22,930	13,845	250	115,593

Total loans, gross	$340,573	$1,006,781	$981,160	$654,726	$677,681	$1,016,122	$4,677,043

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. Restructured loans that are performing in accordance with the agreed upon modified loan terms are presented in the period of restructure and the three subsequent quarters. Other real estate owned, or OREO, consists of real property acquired through foreclosure on the related collateral underlying defaulted loans. Other nonperforming assets is primarily comprised of equipment leased to others.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents our nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2005	December 31, 2004
Nonperforming assets:
Nonaccrual loans	$71,931	$43,711
OREO	—	—
Other nonperforming assets	1,153	569

Total nonperforming assets	$73,084	$44,280

Restructured loans on accrual status	$214	$250

Accruing loans past due 90 days or more	$—	$6

Nonaccrual loans to total loans	1.54%	0.98%
Nonperforming assets to total assets	1.04%	0.64%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.57%	1.00%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	1.04%	0.64%

The amount of interest revenue on nonaccrual loans prior to the loans becoming nonaccrual that was included in net income was $1.0 million for the nine months ended September 30, 2005 and $2.6 million for the year ended December 31, 2004. The gross interest income, which includes foregone interest and interest revenue on nonaccrual loans prior to the loans becoming nonaccrual, that would have been recorded if nonaccrual loans had been current in accordance with their original terms, would have been $4.2 million for the nine months ended September 30, 2005 and $4.4 million for the year ended December 31, 2004.

Restructured loans totaling $5.6 million at September 30, 2005 and $6.1 million at December 31, 2004 were also on nonaccrual status and are included in nonaccrual loans above.

Interest income from restructured loans on accruing status totaled $26,000 for the nine months ended September 30, 2004. There was no such interest income from restructured loans on accruing status for the nine months ended September 30, 2005. The foregone interest income for the restructured loans on accruing status totaled $2,000 for the nine months ended September 30, 2004 and zero for the same period in 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The composition of our nonaccrual loans at September 30, 2005 and December 31, 2004 were as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Commercial:
Other commercial	$7,578	$12,401
Matsco and Greater Bay Capital	9,299	9,020
Venture Banking Group	—	806
SBA	7,612	1,876

Total commercial	24,489	24,103
Real estate:
Term real estate - commercial	9,844	8,560
Real estate construction and land	—	10,552
Residential mortgage	—	—
Real estate other	33,777	496

Total real estate	43,621	19,607
Consumer and other	3,821	—

Total nonaccrual loans	$71,931	$43,711

The increase in nonaccrual loans was primarily the result of a single client relationship totaling $36.6 million that was placed on nonaccrual during the second quarter 2005. The majority of this relationship is primarily secured by an owner-occupied residential property. The loans comprising this relationship matured in September 2005 and a workout plan has been put into place in consideration of a $5.0 million principal paydown received in September. Our current assessment of risk exposure stemming from this relationship is fully reflected in our allowance level as of September 30, 2005.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $14.4 million at September 30, 2005 and $14.6 million at December 31, 2004. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans can have an impact on our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $71.9 million at September 30, 2005 and $43.7 million at December 31, 2004. During the third quarter and the nine months ended September 30, 2005 and 2004, we recognized no interest income during the time within the year that the loans were deemed impaired. As of September 30, 2005 and December 31, 2004, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

The allowance for loan and lease losses is established through a provision for credit losses based on management’s determination of losses incurred in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are recorded only when cash payments are received.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the periods indicated:

	At and for the nine month period ended
(Dollars in thousands)	September 30, 2005	September 30, 2004
Period end gross loans outstanding	$4,677,043	$4,484,152
Average gross loans outstanding	$4,497,329	$4,425,823
Allowance for loan and lease losses:
Balance at beginning of period	$107,517	$124,489
Charge-offs:
Commercial	(7,767)	(13,189)
Term real estate - commercial	19	(1,607)

Total commercial	(7,748)	(14,796)
Real estate construction and land	(3,110)	(2,005)
Residential mortgage	—	—
Real estate other	—	—
Consumer and other	(2,324)	(647)

Total charge-offs	(13,182)	(17,448)

Recoveries:
Commercial	2,856	3,923
Term real estate - commercial	(16)	—

Total commercial	2,840	3,923
Real estate construction and land	120	144
Residential mortgage	—	—
Real estate other	—	4
Consumer and other	137	250

Total recoveries	3,097	4,321

Net charge-offs	(10,085)	(13,127)
Provision	(4,575)	2,098

Balance at end of period	$92,857	$113,460

Year to date net charge-offs to average loans outstanding during the period, annualized	0.30%	0.39%

Allowance as a percentage of period end loans outstanding	1.99%	2.53%
Allowance as a percentage of nonaccrual loans	129.09%	193.15%

The provision for credit losses includes the provision for loan and lease losses, shown in the table above and the provision for unfunded credit losses. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the provision for credit losses and summarizing the reclassification of unfunded credit commitments for the quarters ended September 30, 2005 and 2004 and the nine month periods ended September 30, 2005 and 2004, see “RESULTS OF OPERATIONS – Provision for Credit Losses.”

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The decrease in the allowance for loan and lease losses during the nine months ended September 30, 2005 was primarily the result of net charge-offs, changes in loan portfolio risk ratings, changes in loan portfolio composition and a decrease in the observed rates of default.

The reserve for unfunded credit commitments was $8.3 million at September 30, 2005, as compared to $6.5 million at December 31, 2004. The increase in the reserve for unfunded credit commitments was primarily a result of assuming a higher percentage usage of commercial unfunded commitments.

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

(Dollars in thousands)	September 30, 2005	December 31, 2004
Specific reserves:
Individual loan impairment	$14,417	$14,615
Reserve for unfunded credit commitments	832	1,862

Total	$15,250	$16,477

The decrease in specific reserves from December 31, 2004 to September 30, 2005 resulted from a decrease in loss exposure associated with impaired loans.

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

(Dollars in thousands)	September 30, 2005	December 31, 2004
Migration-based pool analysis:
Allowance for loan and lease losses	$37,602	$55,799
Reserve for unfunded credit commitments	3,760	2,128

Total	$41,362	$57,927

The decrease in this component of the allowance for loan and lease losses is a result of a decrease in the average probability of default rates, which is based on historical experience, an overall improvement in credit quality, decreases in loan balances, and changes in the mix of loans by type.

The second step of the pool analysis is a determination of an estimated range of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, the loss of a major tenant in this example, and our knowledge of this event. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets. This portion of our pool analysis resulted in the following estimated range of unidentified incurred loss at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Estimated range of unidentified incurred loss:
Allowance for loan and lease losses	$26,189	$40,845	$22,262	$37,103
Reserve for unfunded credit commitments	2,212	3,687	1,495	2,492

Total	$28,401	$44,532	$23,757	$39,595

The increase in the unidentified incurred loss range was the result of an increase in loans and commitments in the pass-rated categories.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total indicated range of allowance for loan and lease losses resulting from our methodology was as follows at the dates indicated:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Low end of range	High end of range	Low end of range	High end of range
Allowance for loan and lease losses	$78,208	$92,864	$92,676	$107,517
Reserve for unfunded credit commitments	6,804	8,279	5,485	6,482

Total	$85,012	$101,143	$98,161	$113,999

Management believes that the most likely amount of loss is the high end of the range based primarily on the following considerations:

•	We have a significant number of large loans. The unidentified deterioration of a few large credits could materially alter allowance needs;

•	Continuing increases in short-term interest rates have likely added pressure on debt service ratios; and

•	Although the overall Bay Area economy has stabilized from its recent period of decline, there is not yet convincing evidence that a recovery is under way.

Property, Premises and Equipment

Property, premises and equipment increased by $9.3 million to $109.6 million at September 30, 2005, as compared to $100.3 million at December 31, 2004. The primary reason for this increase is the $13.3 million increase in equipment leased to others, net of accumulated depreciation. Equipment leased to others, net of depreciation, was $68.6 million at September 30, 2005, compared to $55.4 million at December 31, 2004. This increase is the result of the growth of the operating lease portfolio.

Deposits

Total deposits were $5.0 billion at September 30, 2005, compared to $5.1 billion at December 31, 2004. Total core deposits (which exclude brokered and other institutional time deposits) decreased by $230.2 million during the nine months ended September 30, 2005 to $4.6 billion at September 30, 2005. The decrease in core deposits reflects the cyclicality of large title company, venture fund and specialty deposit relationships.

We had $61.2 million in brokered deposits at September 30, 2005, compared to $83,000 at December 31, 2004. Other institutional time deposits were $377.6 million at September 30, 2005, compared to $295.9 million at December 31, 2004.

Borrowings

Borrowings were $1.0 billion at September 30, 2005 and $789.0 million at December 31, 2004. At September 30, 2005, borrowings consisted of FHLB advances, subordinated debt, senior notes, CODES, and other notes payable. Borrowings increased as a result of a $225.6 million increase in FHLB advances and $149.6 million increase in Senior Notes due 2010. This was partially offset by a $148.5 million decrease in CODES due 2024 as a result of our repurchases. The increases in the FHLB advances was primarily to support loan funding given the contraction in our core deposit base as well as the overall growth in the loan portfolio.

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of September 30, 2005. This facility replaced a short-term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. Under these credit facilities, no advances were outstanding at September 30, 2005 and December 31, 2004, no average balances were

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

outstanding during the nine months ended September 30, 2005 and the year ended December 31, 2004 and no amounts were outstanding at any month-end during the nine months ended September 30, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $284,000 during the nine months ended September 30, 2005 and $173,000 during the same period in 2004. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of Greater Bay Bancorp or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related credit facility covenants.

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

Net cash provided by operating activities totaled $80.6 million for the nine months ended September 30, 2005 and $62.1 million for the same period in 2004.

Cash used in investing activities totaled $165.1 million for the nine months ended September 30, 2005 as compared to cash provided by investing activities of $400.5 million for the nine months ended September 30, 2004. The net use of cash for loans was $205.8 million for the nine months ended September 30, 2005 as compared to cash provided by loans, net of $26.7 million for the nine months ended September 30, 2004. The increased usage of cash for loans was a result of growth in our loan portfolio during 2005. The net cash provided by securities, including maturities, partial pay downs, sales and purchases, was $103.5 million for the nine months ended September 30, 2005 and as compared to $380.2 million for the nine months ended September 30, 2004. The decrease in cash provided by securities activities was a result in slowing of the attrition rate of our securities portfolio. Management of our security portfolio balances is described above under the heading “Net Interest Income – Our Interest Rate Risk Strategy”.

Net cash provided by financing activities was $86.2 million for the nine months ended September 30, 2005 compared to cash used by financing activities was $545.9 million for the same period in 2004. For the nine months ended September 30, 2005 and 2004, the decline in deposit balances decreased cash by $87.4 million and $117.1 million, respectively. Short-term and long-term borrowings, including the repurchase of our CODES, increased $232.7 million for the nine months ended 2005 and decreased $356.9 million for the nine months ended 2004. We manage our borrowing levels based on several factors, including liquidity needed to fund loan growth not funded through growth in deposits, the funding requirements of our securities portfolio, and the capital and liquidity requirements of our holding company.

As of September 30, 2005, we did not have any material capital expenditure commitments.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank and ABD, and therefore it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for the payment of the fees, interest and principal on its line of credit, senior notes, subordinated debt, and CODES, and the payment of dividends on its capital stock.

During the nine months ended September 30, 2005, we repurchased 163,162 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.5 million on the repurchase of these units. The holding company also has a potential obligation to redeem the CODES due 2024 during 2006, at which time the holding company may be required to redeem some or all of those CODES for cash at their accreted value, which will be $93.3 million. Substantially all of the holding company’s revenues are obtained from interest received on its securities and dividends paid by our subsidiaries. See Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning our holding company’s obligations under its line of credit, senior notes, subordinated debt, and the CODES.

In April 2005, we issued $150.0 million in Senior Notes due 2010. The Senior Notes due 2010 have a coupon rate of 5.125% with semiannual payment dates on April 15th and October 15th commencing October 15, 2005. The proceeds from the Senior Notes due 2010 are being used for general corporate purposes.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, at September 30, 2005 the amount available for payment of dividends was $107.3 million by the Bank and $3.1 million by ABD. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Capital Resources

Shareholders’ equity at September 30, 2005 increased to $769.4 million from $763.1 million at December 31, 2004. The holding company declared dividends of $0.15 per common share per quarter or $0.45 per common share during the nine months ended September 30, 2005. We paid cash dividends on the noncumulative convertible preferred stock of $0.90625 per preferred share per quarter or $2.72 per preferred share during the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, we repurchased 1,680,129 shares of common stock for an aggregate amount of $42.7 million. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of September 30, 2005, there was $47.9 million remaining for repurchase under a common stock repurchase program announced during the first quarter of 2005.

During the nine months ended September 30, 2005, we repurchased 15,300 shares of Series B Preferred Stock. During the nine months ended September 30, 2005 and 2004, 4,436 shares and 2,636 shares, respectively, of preferred stock were converted into common stock.

Under applicable regulatory guidelines, the Trust Preferred Securities issued by our subsidiary capital trusts qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of September 30, 2005 and December 31, 2004, those subsidiary trusts had $204.0 million in Trust Preferred Securities outstanding, all of which qualified as Tier I capital. See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS contained in our Annual Report on Form 10-K for the year ended December 31, 2004, for further information about these securities including potential changes to their capital treatment.

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

stock, Trust Preferred Securities, and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses and the reserve for unfunded credit commitments (subject to certain limitations), other perpetual preferred stock, Trust Preferred Securities (subject to certain limitations), certain other capital instruments, and term subordinated debt (subject to certain limitations). Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan and lease losses and the reserve for unfunded credit commitments in supplementary capital.

The Federal Reserve and the Office of the Comptroller of the Currency have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at September 30, 2005 and December 31, 2004, and related minimum regulatory requirements were as follows:

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
September 30, 2005	10.23%	12.25%	13.51%
December 31, 2004	10.67%	13.01%	14.27%
The Bank:
September 30, 2005	11.54%	13.69%	14.95%
December 31, 2004	10.75%	13.27%	14.53%

Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

Our tangible total equity to tangible asset ratio decreased from 7.70% at December 31, 2004 to 7.11% at September 30, 2005. The decrease primarily related to the increase in tangible assets and the decrease in tangible equity; the latter reflecting $43.4 million of intangible asset additions related to the Lucini/Parish acquisition as well as the repurchase of $42.7 million of our common stock. In our opinion, the tangible equity ratios are meaningful measures because they reflect the equity deployed in our business. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Common shareholders’ equity	$666,701	$659,250
Convertible preferred stock	102,706	103,816

Total shareholders’ equity	769,407	763,066
Less: goodwill and other intangibles	(288,250)	(251,660)

Tangible total equity	$481,157	$511,406

Total assets	$7,050,957	$6,896,645
Less: goodwill and other intangibles	(288,250)	(251,660)

Tangible assets	$6,762,707	$6,644,985

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of September 30, 2005.

(Dollars in thousands)	Less than one year	One to three years	Four to five years	More than five years	Total
Commitment to fund loans	$1,425,458	$—	$—	$—	$1,425,458
Commitments under letters of credit	148,533	—	—	—	148,533
Contingent payments	14,081	13,463	—	—	27,544
Operating lease obligations	20,001	33,493	23,261	32,261	109,016
Purchase obligations	5,066	—	—	—	5,066

Total off-balance sheet arrangements	$1,613,139	$46,956	$23,261	$32,261	$1,715,617

Deposits	$4,951,953	$54,896	$8,563	$4	$5,015,416
Borrowings	258,025	308,583	245,926	210,783	1,023,317
Capital lease obligations	—	—	—	—	—
Other liabilities	168,466	—	—	61,693	230,159

Total aggregate contractual obligations	$5,378,444	$363,479	$254,489	$272,480	$6,268,892

The obligations are categorized by their contractual due dates. Approximately $473.3 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a further description of contingent payments. We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At September 30, 2005, we had potential future venture capital funding requirements of $5.1 million.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS BY BUSINESS SEGMENTS

We are organized along four business segments, namely: community banking, specialty finance, trust services, and insurance brokerage services. We have aggregated 18 operating divisions into the community banking business segment. We have aggregated five operating divisions into the specialty finance business segment. Our trust services business segment consists of a single operating division, Greater Bay Trust Company. Our insurance brokerage services business segment consists of a single operating division, ABD. Our holding company is excluded from our business segments.

Intersegment Revenues

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

Intercompany Allocation

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

This organizational change also affected the intercompany expense allocations. During 2005, community banking was reimbursed by the holding company and the other business segments for administrative services that employees in community banking performed on their behalf. Reimbursement was made through the intercompany allocation process. Prior to the 2005 organizational change, these services were provided by the holding company which was reimbursed by the business segments including community banking.

During 2005, the intercompany allocation was recorded at cost. During 2004, the intercompany allocation was based on a mixed fair market value and cost formula. As a result, during the nine months ended September 30, 2004, the holding company generated a profit of $9.7 million on administrative services provided to the Bank. No such profits were earned during the three months ended September 30, 2004. We have determined that it is impractical to restate prior periods to reflect these changes.

Other Intersegment Revenues and Expenses

See Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of interest charges, the allocation of allowance for loan and lease losses and other intersegment revenues.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals, and other individuals.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate community banking’s performance are provided in the following table as of and for the three and nine month periods ended September 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$67,467	$62,004	$187,720	$190,534
Non-interest income	6,748	6,400	18,594	20,849
Operating expenses (1):
Direct operating expenses	35,553	19,456	109,196	58,956
Intercompany allocation	(1,541)	21,395	(11,932)	67,545

Total operating expenses	34,012	40,851	97,264	126,501

Income before provision for income taxes (2)	$40,203	$27,553	$109,050	$84,882

Balance sheet:
Assets	$5,163,464	$5,718,138	$5,163,464	$5,718,138
Deposits	$5,232,746	$5,424,623	$5,232,746	$5,424,623
Other Significant Segment Measures:
Average loans	$3,285,630	$3,275,442	$3,234,111	$3,313,906
Yield earned on loans	7.06%	5.95%	6.83%	6.03%
Net charge-offs	$1,305	$1,289	$5,847	$9,159
Average securities	$1,462,997	$1,862,178	$1,488,459	$1,987,707
Yield earned on securities	4.26%	4.28%	4.27%	4.19%
Average interest-bearing deposits (3)	$4,125,541	$4,375,377	$4,165,019	$4,385,789
Rate paid on deposits	1.94%	1.31%	1.83%	1.18%
Compensation and benefits	$20,029	$8,356	$64,195	$27,285
Interest charges received from other segments and included in net interest income, net	$11,517	$9,509	$32,206	$27,648

(1)	The change in operating expenses were primarily a result of the organizational change described above.
(2)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(3)	Includes deposit accounts of the holding company and other business segments which are eliminated in consolidation.

For the three months ended September 30, 2005, community banking’s net income before provision for income taxes increased 45.9% to $40.2 million, compared to $27.6 million for the same period in 2004. For the nine months ended September 30, 2005, community banking’s net income before provision for income taxes increased 28.5% to $109.1 million, compared to $84.9 million for the same period in 2004. These increases were primarily due to a decrease in total operating expenses. For the nine months ended September 30, 2005, reductions in net interest income and non-interest income were partially offsetting factors.

Net interest income after provision for credit losses

Net interest income after provision for credit losses increased to $67.5 million during the third quarter of 2005, compared to $62.0 million for the same period in 2004. The $5.5 million increase reflects a $9.5 million increase in interest income on loans, a $7.1 decrease in the provision for credit losses, and a $2.0 million increase in the interest charges received from other

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

segments. These factors were partially offset by a $6.1 million decrease in interest income on securities, a $5.8 million increase in interest expense on deposits, and a $265,000 increase in interest expense on borrowings.

Net interest income after provision for credit losses decreased to $187.7 million during the nine months ended September 30, 2005, compared to $190.5 million for the same period in 2004. The $2.8 million decrease reflects an $18.1 million increase in interest expense on deposits, an $15.0 million decrease in interest income on securities, and a $119,000 increase in interest expense on borrowings. These factors were partially offset by a $15.5 million increase in interest income on loans, a $10.3 million decrease in the provision for credit losses and a $4.6 million increase in interest charges received from other segments.

The specific factors affecting interest income, interest expense and the provision for credit losses include the following:

•	Interest income on loans was $58.5 million and $165.1 million for the three and nine month periods ended September 30, 2005, respectively, compared to $49.0 million and $149.6 million for the same periods in 2004, respectively. These increases are primarily a result of an increase in the average yields earned on loans and is reflective of higher wholesale market interest rates in 2005 compared to 2004. The average yield earned on loans for the three and nine month periods ended September 30, 2005 was 111 basis points and 80 basis points higher, respectively, compared to the same periods in 2004;

•	Interest income on securities decreased to $15.7 million and $52.7 million for the three and nine month periods ended September 30, 2005, respectively, compared to $21.8 million and $67.6 million for the same periods in 2004, respectively. The decreases were primarily a result of a decline in the average securities balances during 2005 as compared to 2004;

•	Interest expense on deposits increased to $20.2 million and $56.9 million for the three and nine month periods ended September 30, 2005, respectively, compared to $14.4 million and $38.8 million for the same periods in 2004, respectively. These increases were primarily due to an increase in the average interest rates paid which is reflective of higher wholesale market interest rates in 2005. The increase in the rate paid on deposits was partially offset by a decrease in average deposit balances in the three and nine month periods ended September 30, 2005. Our deposit base decrease is reflective of the cyclicality of large title company, venture fund and specialty deposit relationships as well as a reduction of our wholesale deposits; and

•	The provision for credit losses decreased by $10.3 million for the nine months ended September 30, 2005 compared to the same period in 2004. This is a result of the lower estimated consolidated allowance for loan and lease losses calculated for the respective periods in 2005. The lower estimated consolidated allowance for loan and lease losses was primarily a result of improvement in the overall credit risk ratings and a reduction in the assumed rates of default for the loan and lease portfolio, which are key factors in our process for estimating allowance requirements.

Non-Interest Income

Community banking’s non-interest income decreased during the nine month period ending September 30, 2005 as compared the same period in 2004 primarily a result of a decrease in the gain on sale of securities. Our gains and losses on the sale of securities are the result of security sales undertaken as part of our overall IRR strategy as well as in consideration of other factors.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

Community banking’s direct operating expense increases for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 was primarily related to increases in compensation and benefits expense as well as occupancy and equipment expense. Compensation and benefits were $20.0 million and $64.2 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $8.4 million and $27.3 million for the same periods in 2004, respectively. Occupancy and equipment were $6.2 million and $17.8 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $4.4 million and $11.4 million for the same periods in September 30, 2004, respectively. The increases in both compensation and benefits and occupancy and equipment are primarily the result of the transfer of employees and other related expenses from the holding company to the community banking business segment described above. The overall decrease in community banking’s total operating expenses is primarily a result of changes in our intercompany allocation process as described above.

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

Specialty finance also offers asset-based lending and accounts receivable factoring products through our CAPCO division that provide alternative funding and support programs as a component of our small business banking services.

Our specialty finance products also include loans to small businesses on which the SBA generally provides guarantees or other credit support. We participate as a National Preferred Lender in many SBA programs through the Greater Bay Bank SBA Lending Group.

The key measures we use to evaluate specialty finance’s performance are provided in the following table as of and for the three and nine month periods ended September 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income after provision for credit losses	$10,523	$10,004	$32,080	$33,063
Non-interest income	6,325	5,102	18,486	15,056
Operating expenses:
Direct operating expenses	10,099	8,169	28,776	24,033
Intercompany allocation	541	632	1,646	2,000

Total operating expenses	10,640	8,801	30,422	26,033

Income before provision for income taxes (1)	$6,208	$6,305	$20,144	$22,086

Balance sheet:
Assets	$1,432,075	$1,250,146	$1,432,075	$1,250,146
Deposits	$3,508	$4,623	$3,508	$4,623
Other Significant Segment Measures:
Average loans	$1,308,835	$1,133,832	$1,262,908	$1,106,142
Yield earned on loans	7.78%	7.68%	7.66%	7.92%
Net charge-offs	$1,793	$2,295	$4,239	$3,969
Rental revenue on operating leases	$4,901	$3,067	$13,396	$8,049
Compensation and benefits	$3,714	$3,020	$10,337	$10,339
Interest paid to other segments and included in net interest income	$(12,136)	$(9,796)	$(34,044)	$(28,506)

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.

For the three months ended September 30, 2005, specialty finance’s net income before provision for income taxes decreased 1.5% to $6.2 million compared to $6.3 million for the same period in 2004. For the nine months ended September 30, 2005, specialty finance’s net income before provision for income taxes decreased 8.8% to $20.1 million compared to $22.1 million for the same period in 2004. These decreases were primarily due to increases in total operating expenses and was partially offset by an increase in non-interest income.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income after provision for credit losses

Net interest income after provision for credit losses increased to $10.5 million during the three month period ending September 30, 2005, compared to $10.0 million for the same period in 2004. The $519,000 increase reflects a $3.8 million increase in interest income on loans and leases and was partially offset by a $2.3 million increase in interest charges paid to other segments and an $896,000 increase in the provision for credit losses.

Net interest income after provision for credit losses decreased to $32.1 million during the nine month period ending September 30, 2005, compared to $33.1 million for the same period in 2004. The $983,000 decrease reflects a $5.5 million increase in interest charges paid to other segments and a $2.3 million increase in the provision for credit losses. These factors were partially offset by a $6.8 million increase in interest income on loans and leases.

The specific factors affecting interest income, interest expense, and the provision for credit losses included the following:

•	Interest income on loans was $25.6 million and $72.4 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $21.9 million and $65.6 million for the same periods in 2004, respectively. These increases are primarily a result of an increase in the average balance of loans outstanding. This increase was partially offset by a decrease in the average yields earned for the nine months ended September 30, 2005 as compared to the same period in 2004;

•	Intersegment interest expense (representing interest charges paid to the community banking and trust business segments) was $12.1 million and $34.1 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $9.8 million and $28.5 million for the same periods in 2004, respectively. These increases are the result of increases in the loan, lease and leased equipment portfolio balances. Additionally, there was an overall increase during 2005 in intersegment interest rates paid by specialty finance for its intersegment borrowings; and

•	The provision for credit losses increased by $896,000 and $2.3 million for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004, respectively. This was primarily a result of changes in the overall credit risk ratings and growth in the loan and lease portfolio.

Non-Interest Income

Non-interest income is primarily comprised of rental revenue on operating leases and gain on the sale of loans and leases. Rental revenue on operating leases increased to $4.9 million and $13.4 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $3.1 million and $8.0 million for the same periods in 2004, respectively. The increases reflect the overall growth in the leased equipment portfolio.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

Direct operating expenses increased in the third quarter and nine month periods ended September 30, 2005 as compared to the same periods in 2004 primarily due to increases in depreciation on leased equipment. Depreciation on leased equipment was $4.1 million and $11.2 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $2.5 million and $6.7 million for the same periods in 2004, respectively. The increases are primarily reflective of the overall growth in the operating lease portfolio.

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

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table as of and for the three and nine month periods ended September 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income	$244	$276	$639	$632
Non-interest income	40,445	33,369	118,017	101,127
Operating expenses:
Direct operating expenses	35,259	27,858	97,722	84,264
Intercompany allocation	190	—	521	—

Income before provision for income taxes	$5,240	$5,787	$20,413	$17,495

Balance sheet:
Assets (1)	$363,191	$299,682	$363,191	$299,682
Other Significant Segment Measures:
Insurance commissions and fees	$40,297	$33,369	$117,642	$101,120
Compensation and benefits	$25,725	$20,170	$70,738	$60,514

(1)	Assets include goodwill of $205.4 million and $181.3 million as of September 30, 2005 and December 31, 2004, respectively.

Insurance brokerage services’ income before provision for income taxes decreased to $5.2 million for the three months ended September 30, 2005 as compared to $5.8 million for the same period 2004. Insurance brokerage services’ income before provision for income taxes increased to $20.4 million for the nine months ended September 30, 2005 as compared to $17.5 million for the same period in 2004.

The primary source of revenues is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. Insurance brokerage fees were $40.3 million and $117.6 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $33.4 million and $101.1 million for the same periods in 2004, respectively. The increases are the result of organic growth as well as the acquisition of Lucini/Parish, which generated insurance commissions and fees of $5.5 million during the third quarter of 2005 and $9.2 million since we completed the acquisition on May 1, 2005.

ABD’s principal expenses are compensation and benefits and intangible asset amortization. Compensation and benefits increased to $25.7 million and $70.7 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $20.2 million and $60.5 million for the same periods in 2004. The increases were primarily related to ABD’s organic growth and the acquisition of Lucini/Parish, which resulted in compensation and benefits expenses of $3.3 million during the third quarter of 2005 and $5.3 million since the date of acquisition.

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

The key measures we use to evaluate trust services’ performance are provided in the following table as of and for the three and nine month periods ended September 30, 2005 and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Key Measures:
Statement of operations:
Net interest income	$201	$95	$759	$413
Non-interest income	1,101	1,035	3,270	2,995
Operating expenses:
Direct operating expenses	650	849	1,941	2,484
Intercompany allocation	49	54	178	169

Total operating expenses	699	903	2,119	2,653

Income before provision for income taxes (1)	$603	$227	$1,910	$755

Balance sheet:
Assets	$6	$—	$6	$—
Deposits	$50,143	$55,226	$50,143	$55,226
Assets under administration (2)	$652,640	$653,910	$652,640	$653,910
Other Significant Segment Measures:
Trust fees	$1,074	$972	$3,200	$2,797
Compensation and benefits	$488	$523	$1,457	$1,709
Interest charges received from other segments and included in net interest income	$619	$287	$1,838	$858

(1)	Includes intercompany earnings allocation charge which is eliminated in consolidation.
(2)	Assets under administration are not included in our consolidated assets as reported on our Consolidated Balance Sheet.

Trust services’ income before provision for income taxes increased to $603,000 and $1.9 million for the three and nine month periods ended September 30, 2005, respectively, compared to $227,000 and $755,000 for the same periods in 2004, respectively.

The primary source of revenues is trust fees earned on the administration of client assets. Trust fees earned increased to $1.1 million and $3.2 million for the three and nine month periods ended September 30, 2005, respectively, compared to $1.0 million and $2.9 million for the same periods in 2004, respectively. The increases were a result of an increase in managed assets for which trust services earns higher fees than unmanaged accounts, an increase in fees charged by trust services and increases in other services provided.

Trust services’ primary expense is compensation and benefits. Compensation and benefits were $488,000 and $1.5 for the three and nine month periods ended September 30, 2005, respectively, compared to $523,000 and $1.7 million for the same periods in 2004, respectively.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting developments are shown in Note 15 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial performance is impacted by, among other factors, IRR and credit risk. Our overall goal is to manage IRR sensitivity so adverse interest rate movements do not have the potential to reduce economic value of portfolio equity or net interest income beyond our tolerance.

IRR is measured as the potential volatility in the economic value of portfolio equity and forecasted net interest income caused by potential yield curve level and slope, and index spread changes. This risk is managed by our Management Asset & Liability Committee, or ALCO, comprised of senior management representatives. The Management ALCO monitors IRR and approves actions to contain sensitivities within Board-approved limits.

We measure IRR in the context of a range of interest rate environments. Our exposure to IRR is reviewed on at least a quarterly basis by the Board of Directors ALCO and monthly by the Management ALCO.

Economic Value of Portfolio Equity Interest Rate Sensitivity

Interest rate sensitivity is computed by estimating the changes in economic value of portfolio equity over a range of potential yield curve shocks. The economic value of portfolio equity is defined as economic value of our assets less the economic value of our liabilities plus or minus the economic value of off-balance sheet items. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on current market rates of interest, adjusted for assumed shock scenario interest rate changes. The following table shows our projected percentage change in net economic value of portfolio equity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates remain static.

	Projected change in economic value of portfolio equity
Change in interest rates	September 30, 2005	September 30, 2004
100 basis point rise	-0.04%	0.55%
100 basis point decline	-2.22%	-3.93%

The economic value of portfolio equity sensitivity from September 30, 2004 to September 30, 2005 was relatively stable.

Forecasted Net Interest Income Interest Rate Sensitivity

The impact of interest rate changes on the next 12 months’ net interest income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated assuming current interest rate levels are sustained (base case) and for immediate and sustained yield curve shocks.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The income simulation model includes various assumptions about the repricing behavior for each product and new business volumes and rate behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate non-term deposit products are assumed to reprice more slowly, usually changing less than the assumed wholesale market rate change. The following table shows our projected percentage change in 12 month net interest income as a consequence of parallel yield curve shocks from the level forecasted if the wholesale market rates remain static:

	Projected change in net interest income
Change in interest rates	September 30, 2005	September 30, 2004
100 basis point rise	0.77%	0.50%
100 basis point decline	-0.99%	-0.94%

The change in net interest income sensitivity from September 30, 2004 to September 30, 2005 was relatively stable.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of the quarter ended September 30, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2005.

During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls. During the third quarter of 2005, we completed the systems integration of the 11 back-office systems of our former 11 banks into a single merged system. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting or cause any significant client disruption.

GREATER BAY BANCORP AND SUBSIDIARIES

Part II. Other Information

ITEM 1. Legal Proceedings – Not applicable

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2005.

On March 23, 2005, we announced a common stock repurchase program that authorized the purchase of up to and including $80.0 million in common stock, which replaced a repurchase program announced in 2004.

During the nine months ended September 30, 2005, we repurchased 1,680,129 shares of common stock for an aggregate amount of $42.7 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of September 30, 2005, there was $47.9 million remaining for repurchase under the 2005 common stock repurchase program.

Set forth below is certain information about repurchases of our common stock during the third quarter of 2005:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
July 1 through July 31, 2005	—	$—	—	$63,733
August 1 through August 31, 2005	346,210	$25.39	346,210	$54,943
September 1 through September 30, 2005	272,900	$25.70	272,900	$47,929

Total	619,110	$25.53	619,110	$47,929

The above table does not include 1,000 units of CODES due 2022 $679,000 million principal amount at maturity) which were repurchased for aggregate cash of $689,000 during the third quarter of 2005. These repurchases were made in privately negotiated transactions. The repurchased CODES due 2022 were contingently convertible into an aggregate of 15,370 shares of our common stock, but were not convertible at the time of repurchase. There were no repurchases of CODES due 2024 during the third quarter of 2005.

The above table also does not include 10,100 shares of Series B Preferred Stock which were repurchased for aggregate cash of $515,000 during the third quarter of 2005 at an average price paid per share of $51.00. These repurchases were made in privately negotiated transactions. The repurchased preferred stock was convertible into an aggregate of 16,867 shares of our common stock at the time of repurchase.

ITEM 3. Defaults Upon Senior Securities – Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders – Not applicable

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 5. Other Information - Not applicable

ITEM 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
4.1	Form of Global Note relating to the 5.125% Senior Notes, Series D, due April 15, 2010 (1)

10.1	Amendment No. 1 to Credit Agreement, dated as of August 29, 2005, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association, as Agent, and the other lenders thereto. (2)

10.2	Greater Bay Bancorp 401(k) Plan Adoption Agreement, as amended, effective, January 1, 2006 (3)

10.3	Greater Bay Bancorp 2005 Supplemental Executive Retirement Plan, as amended (3)

10.4	Form of Stock Option Agreement (3)

10.5	Form of Key Officer Stock Option Agreement (3) (4)

10.6	Form of Restricted Stock Award Agreement (3) (4)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-4 filed with the SEC on July 27, 2005.
(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 1, 2005.
(3)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 30, 2005.
(4)	Represents executive compensation plans and arrangements.

GREATER BAY BANCORP AND SUBSIDIARIES

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp
(Registrant)

By:	/s/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: November 4, 2005