Form 10-K
period 2005-12-31
GREATER BAY BANCORP
filed 2006-03-23
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

1900 University Avenue, 6th Floor East Palo Alto, California 94303

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 813-8200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Guarantee of Greater Bay Bancorp with respect to the

9.00% Cumulative Trust Preferred Securities of GBB Capital V

Preferred Share Purchase Rights

(Title of classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                          Accelerated filer  ☐                          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2005, as reported on the Nasdaq National Market System (or “Nasdaq”), was approximately $1,072,881,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2006, 50,146,293 shares of the registrant’s Common Stock were outstanding.

Document Incorporated by Reference:	Part of Form 10-K Into Which Incorporated:
Definitive Proxy Statement for Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2005	Part III

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

i

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX (continued)

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX (continued)

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX (continued)

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (or “the Exchange Act”) and as such, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, and perceived opportunities in the market. Our actual results, performance, and achievements may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality, government regulations, and other factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion of some of the factors that might cause such a difference, see ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

ITEM 1.	BUSINESS.

Greater Bay Bancorp

Greater Bay Bancorp (or on an unconsolidated basis, “the holding company”) is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association (or “the Bank”) and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (or “ABD”). The Bank provides community banking services in the greater San Francisco Bay Area through its community banking organization, including Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Nationally, the Bank provides customized lending services through its specialty finance group, which includes Matsco Companies, Inc. (or “Matsco”), Greater Bay Bank Small Business Administration (or “SBA”) Lending Group, Greater Bay Business Funding, and Greater Bay Capital. ABD provides employee benefits consulting and risk management solutions to business clients throughout the United States.

History

Greater Bay Bancorp (or “we”, “us” or “our” on a consolidated basis) was formed as the result of the November 1996 merger of Cupertino National Bancorp with and into Mid-Peninsula Bancorp. On consummation of the merger, Mid-Peninsula Bancorp changed its name to Greater Bay Bancorp and Cupertino National Bank and Mid-Peninsula Bank became wholly owned subsidiaries of the holding company. Since our formation, we have continued to expand our presence within our market areas by affiliating with other quality banking organizations and select niche financial services companies. From 1997 through 2005, we acquired nine banking institutions, three insurance brokerage firms and three specialty finance companies. In addition, we have been successful in opening key regional banking offices to respond to market and client demands, while also selectively opening key new businesses that expand our product offerings.

On February 1, 2004, we completed the merger of our wholly owned bank subsidiaries into Mid-Peninsula Bank, which was renamed Greater Bay Bank, National Association. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements, and reduce our regulatory reporting burden. During 2005, we completed the systems integration of the 11 back-office systems into a single merged system. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting or cause any significant client disruption.

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

Our community banking offices have established strong reputations and client followings in their market areas through our relationship managers’ attention to client service and an understanding of client needs. The primary focus for our relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to clients to provide continuity in the relationship. This emphasis on personalized relationships requires relationship managers to maintain close ties to the communities they serve. These community ties help relationship managers expand their business development opportunities.

Our Family of Companies

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Our lines of business are organized along eight segments, seven of which provide services to our clients, and one that provides services internally to the other segments. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Matsco provides dental and veterinarian financing services nationally.

•	Greater Bay Capital finances small ticket equipment leases nationally.

•	Greater Bay Business Funding, which offers asset-based lending and accounts receivable factoring products, has offices in Cupertino, California and Bellevue, Washington and markets its services nationally. Greater Bay Business Funding includes the combined operations of our CAPCO and Pacific Business Funding units.

•	Greater Bay Bank SBA Lending Group is a SBA National Preferred Lender and principally operates in the San Francisco Bay Area.

•	ABD, with offices located in California, Washington, and Nevada, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

•	Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources, and employee benefit plan services.

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, and day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

Lending Activities

Underwriting and Credit Administration

The Bank’s lending activities are guided by Board approved lending policies, which are recommended by our Credit Policy Committee. Each loan must meet minimum underwriting criteria established in the Bank’s lending policy. Designated credit officers consider loan applications. Larger and more complex transactions are recommended or approved by more experienced senior credit managers who are independent of the lending function. Senior management of the Bank approves lending decisions above Board-designated dollar amounts.

The Bank’s Board of Directors, the Credit Policy Committee, and the Credit Risk Management Committee review a variety of information on a monthly or quarterly basis to monitor the level of credit risk and risk trends within the Bank’s loan portfolio.

The Bank’s Credit Policy Committee includes members of both senior credit management and executive management. It meets monthly to evaluate credit policy and procedures and recommends changes as appropriate to the Board of Directors.

The Bank’s Credit Risk Management Committee, consisting of senior managers from both Credit Administration and line credit units, approves, on a monthly basis, risk rating and specific valuation allowance changes for all large problem loans. In addition, the Credit Risk Management Committee reviews the status of all problem loans. Both the Credit Risk Management Committee and the Board of Directors monitor credit risk measures and trends relating to classified and non-performing assets, charge-offs, delinquencies, and portfolio growth.

On a quarterly basis, the Credit Policy Committee and the Board of Directors review and approve the Bank’s methodology used to establish the allowance for loan and lease losses and the reserve for unfunded credit commitments, and the resulting provision for credit losses. In addition, the Board receives detailed information on all loans approved at the senior management level as well as status updates on the largest problem loans.

Loan Portfolio

The interest rates the Bank charges vary with the degree of risk, size, repricing frequency, and maturity of the loans. Competition from other financial services companies, the nature of the client’s deposit relationship with the Bank, and the Bank’s cost of funds impact the interest rate charged on loans.

Commercial Loans.    The Bank provides personalized financial services to the diverse commercial and professional businesses in its market areas. Commercial loans consist primarily of short-term loans (normally with a maturity of up to one year) to support business operations. The Bank focuses on businesses with annual revenues generally between $1.0 million and $100.0 million with borrowing needs generally between $2.0 million and $10.0 million. The Bank’s commercial clients represent a variety of manufacturing, technology, real estate, wholesale, and service businesses.

Commercial loans typically include revolving lines of credit collateralized by accounts receivable, inventory, and equipment. In underwriting commercial loans, we emphasize the borrower’s earnings history, cash flow, capitalization, leverage, and sources of repayment. In some instances, we require third party guarantees or highly liquid collateral (such as time deposits and investment securities). Commercial loan pricing is generally at a rate tied to the prime rate, as quoted in the Wall Street Journal.

The common risk associated with the commercial lending portfolio is the impact on our clients of weakness in the regional economy. Since the Bank’s community banking operations are concentrated in the San Francisco Bay Area, changes in the regional economy could materially impact loan performance and loan origination volumes. The Bank mitigates this risk by underwriting to conservative standards and by actively monitoring the credits.

The Venture Banking Group, a division of the Bank, provides innovative lending products and other financial services tailored to the needs of start-up and development-stage companies. The Venture Banking Group’s typical clients include technology companies, such as multimedia, software, telecommunications providers, biotechnology, and medical device firms. Borrowings are generally secured by minimum cash balances, accounts receivable, intellectual property rights, inventory, and equipment. The financial strength of these companies also tends to be bolstered by the presence of venture capital investors among their shareholders. Because many of these companies are in the start-up or development phase, they may not generate any revenues for several years. As such, venture lending is riskier than traditional commercial lending. To mitigate this risk, we have implemented certain procedures specific to the venture lending practice. All venture lending is conducted by a specialized group of seasoned professionals with extensive experience in technology lending. The Venture Banking Group monitors its credits more frequently and extensively than is common for typical commercial credits. The maximum loan amount allowed for Venture Banking Group loans is lower than the maximum loan amount allowed for typical commercial credits. The overall exposure of the Venture Banking Group portfolio is relatively small, totaling $38.9 million at December 31, 2005, including $33.5 million of commercial loans.

We participate as a preferred lender in many SBA programs through the Greater Bay Bank SBA Lending Group. As a preferred lender, we have the ability to authorize, on behalf of the SBA, the SBA guaranty on loans under the SBA 7A program. Our status as a preferred lender results in more rapid turnaround of loan applications submitted to the SBA for approval compared to other lenders without that status. The SBA Lending Group utilizes both the 504 program, which is focused on longer-term financing of buildings and other long-term assets, and the 7A program, which is primarily used for financing equipment, inventory, and working capital for eligible businesses, generally over a three-to-seven-year term. The collateral position in SBA loans is enhanced by the SBA guaranty in the case of 7A loans, and by lower loan-to-value ratios under the 504 program. We have the ability to sell a portion of these loans to investors and retain the unguaranteed portion and servicing rights in our own portfolio. Federal guarantee support for the SBA programs depend on annual appropriations by the U.S. Congress. The primary risks associated with SBA lending relate to perfecting the lien on collateral and maintaining a valid guarantee. All SBA loans are originated and managed by a centralized unit. The SBA team consists of personnel with significant experience in originating, underwriting, and processing SBA loans. In order to ensure that required documentation is obtained, the SBA unit uses an SBA specific loan processing platform and quality control process.

We offer a complete range of financial products and services through our Matsco division to meet the needs of dentists and veterinarians. Matsco’s principal products include financing for practice start-up, practice expansion, practice acquisition, and working capital. These products are structured as either equipment leases or loans. In general, Matsco division loans are riskier than traditional commercial loans because underwriting decisions are heavily reliant on cash flow projections. Matsco mitigates this risk by developing policies and procedures specific to dental and veterinary practices.

We offer small ticket equipment lease financing through our Greater Bay Capital division. A risk associated with equipment lease financing is the effect of an economic downturn, particularly in the manufacturing sector. Another risk associated with this activity is estimating future residual values. We mitigate this uncertainty by assessing residual positions quarterly and by calculating residual impairment annually.

We offer asset-based lending and accounts receivable factoring products through Greater Bay Business Funding that provides alternative funding and support programs designed to enhance our small business banking services. This type of lending is potentially riskier than traditional commercial lending because the borrowers typically exhibit some type of financial weakness, such as negative net worth and/or operating losses. Greater Bay Business Funding has developed specific processes and procedures to address risk associated with this business activity. For example, these units underwrite both our clients and our clients’ customers. In most cases, these units purchase the receivables, closely monitor invoices, and control receipt of cash. As with the other Specialty Finance units, this specialized lending is performed by a dedicated group of professionals with specific expertise.

Commercial Real Estate Term Loans.    The Bank provides medium-term commercial real estate loans secured by commercial or industrial buildings where the owner either uses the property for business purposes or derives income from tenants. Our loan policies require the principal balance of the loan, typically between $400,000 and $15.0 million, generally to be no more than 70%, or 80% for multiple-family residential properties, of the lower of actual or stabilized appraised value of the underlying real estate collateral at the loan’s inception. The loans, which are typically secured by first deeds of trust, generally have terms of no more than seven to ten years and are amortized over 20 to 25 years. Most of these loans have rates tied to the prime rate, with the majority structured to rate reset coincident with changes in the prime rate.

A primary risk associated with regional commercial real estate term lending is the effect of local economic conditions on loan portfolio credit quality. The Bank mitigates its exposure to San Francisco Bay Area economic conditions by underwriting to conservative standards. In addition, the Bank actively monitors concentrations in the commercial real estate portfolio on a quarterly basis and takes action to avoid building excess concentrations.

Real Estate Construction and Land Loans.    The Bank’s real estate construction loan activity primarily focuses on providing short-term loans (generally less than or equal to eighteen months to maturity) for the construction of real property in the Bank’s market areas to individuals and developers with whom the Bank has established relationships. Real estate construction loans for single-family residences to individuals typically range between approximately $500,000 and $1.0 million. Multi-family residential loans typically range between approximately $1.5 million and $5.0 million. Loans to developers for multi-unit single-family residential development projects typically are less than $500,000 per unit.

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

The Bank also occasionally makes land loans to borrowers who intend to construct a single-family residence on the lot generally within 12 months. In addition, the Bank makes commercial real estate construction loans to high net worth clients with adequate liquidity. Such loans are typically secured by first deeds of trust and require personal guarantees of the principals or the developer.

Residential Mortgage Loans.    The residential mortgage loan portfolio is comprised primarily of pools of purchased loans. During 2005 and 2004, we purchased approximately $259.0 million of residential 30-year mortgage loans with hybrid interest features primarily located in California. More than half of the purchased loans are seasoned five-year fixed rate interest loans converting to one-year adjustable interest rate loans at the end of the five-year period. The remaining loans are ten-year fixed rate interest loans converting to adjustable interest rate loans at the end of the ten-year period. All of these loans were originated with loan to value (or “LTV”) ratios under 80% and a weighted average LTV of 60%. The Bank also originates residential mortgage loans.

Other Real Estate Loans.    Other real estate loans include equity lines of credit secured primarily by second deeds of trust on single-family residences. Most of these loans bear interest rates based on the prime rate and have terms of no more than 10 years.

Consumer and Other Loans.    The Bank’s consumer and other loan portfolio is divided between installment loans secured by automobiles and aircraft, home improvement loans, and lines of credit that are often secured by residential real estate. Installment loans are generally fixed rate with terms of one-to-five years, while the equity lines of credit and home improvement loans are generally floating rate and are reviewed for renewal annually. The Bank also has a limited portfolio of credit card lines issued as an additional service to our clients.

We also provide a wide range of financial services to support the international banking needs of our clients, including providing international letters of credit, documentary collections, and other trade finance services. The Export-Import Bank of the United States has designated our International Banking Division as a “high” level lender to provide foreign receivable financing to local exporters. The Export-Import Bank allows “High” level delegated authority lenders to approve working capital loans up to $5.0 million per exporter and up to $75.0 million in the aggregate.

Deposit Gathering Activities

The Bank obtains deposits primarily from small and medium-sized businesses, business executives, professionals, and other individuals. The Bank offers the customary range of commercial depository products. The Bank’s deposits are diversified by source and product type. Rates paid on deposit categories vary due to different terms and conditions, individual deposit size, services rendered, and rates competitors pay on similar deposit products.

Insurance Brokerage Services Activities

Our insurance brokerage subsidiary, ABD, provides insurance brokerage, employee benefits consulting and risk management products and services to clients across the United States. ABD has 17 major offices in regional business centers across the western United States. ABD provides all lines of commercial property and casualty and employee benefits insurance coverage, as well as personal insurance (auto, homeowners and more) and 401(k) retirement plan consulting services. As of December 31, 2005, approximately 63% of ABD’s revenue was derived from property and casualty insurance services, 34% from employee benefits consulting services, and 3% from personal insurance services.

ABD specializes in servicing clients in the information technology, life sciences and healthcare, construction and real estate, public entities, agriculture and winemaking, maritime and marine, education, and hospitality industries. ABD also services clients outside of those specialized industries.

Market Area

The Bank’s primary market areas are Alameda, Contra Costa, Marin, Monterey, Santa Clara, San Francisco, San Mateo, Santa Cruz, and Sonoma Counties. The following table provides information about our deposits and certain economic and demographic data for our market area.

	Bank deposits [2]	Deposits as a percentage of total deposits of the Bank [2]	Number of banking offices	County population [3]	Employment data [4]
County (dollars in thousands)					2005 unemployment rate	2005 total employment	2004 unemployment rate	2004 total employment
Alameda	$310,830	6.81%	4	1,507,500	4.2%	740,400	5.0%	716,200
Contra Costa	415,203	9.10%	5	1,020,898	4.0%	502,900	4.7%	486,500
San Francisco	231,956	5.08%	1	799,263	4.1%	415,400	5.0%	406,200
San Mateo	564,312	12.36%	3	723,453	3.6%	357,900	4.1%	349,900
Santa Clara	2,437,407	53.39%	16	1,759,585	4.5%	791,400	5.5%	776,100
Santa Cruz	274,173	6.01%	6	260,240	6.3%	138,700	7.4%	133,600
Sonoma	174,467	3.82%	4	478,440	3.8%	249,400	4.3%	245,900
Others [1]	156,519	3.09%	3	n/m

Core deposits	$4,564,867
Brokered and institutional time deposits	493,672

Total deposits	$5,058,539

1.	Includes Marin and Monterey Counties.
2.	As of December 31, 2005. Allocation of deposits is based upon the location of the banking office to which the deposits are attributed. In certain cases, the address attributed to a deposit account may be located in a different county than the banking office.
3.	Estimated population data as of January 1, 2005 provided by the State of California Department of Finance Demographic Research Unit.
4.	Employment data provided by the State of California Economic Development Department.

The commercial base of our primary market areas is diverse and includes businesses engaged in computer and semiconductor manufacturing, professional services, biotechnology, printing and publishing, aerospace, defense, real estate construction, and wholesale and retail trade. As a result of our geographic concentration, our financial performance depends in part upon economic conditions in these areas. A protracted recovery or an economic downturn could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services and, accordingly, on our results of operations. See “Item 1A—Risk Factors.”

While the majority of our community banking loan portfolio was originated in our primary market area, specialty finance lending activities are more national in scope.

•	We market our dental and veterinarian financing services nationally through Matsco. At December 31, 2005, approximately $793.8 million of Matsco’s outstanding loans and leases were with borrowers located outside of California. Those loans and leases are distributed throughout the United States, with the largest volume originating in Florida, where Matsco has outstanding loans and leases totaling approximately $77.2 million. Additionally, the Greater Bay Bank SBA Lending Group will make loans to Matsco clients located outside of our primary market area.

•	We market small ticket equipment leases nationally through Greater Bay Capital. At December 31, 2005, approximately $218.7 million of Greater Bay Capital’s outstanding loans and leases, including operating leases, were with borrowers located outside of California. Those loans and leases are distributed throughout the United States, with the largest volume originating in Florida, where Greater Bay Capital has outstanding loans and leases totaling approximately $25.4 million.

•	We offer asset-based lending and accounts receivable factoring products through Greater Bay Business Funding. At December 31, 2005, approximately $84.1 million of Greater Bay Business Funding’s outstanding loans were with borrowers located outside of California. Those loans are distributed throughout the United States, with the largest volume originating in Washington, where Greater Bay Business Funding has outstanding loans totaling approximately $34.0 million.

ABD provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States, with a concentration in the western United States.

Competition

The banking and financial services industry in California generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than the Bank.

In order to compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by relationship managers, officers, directors, and other employees, and specialized services tailored to meet the needs of the communities served. In those instances where the Bank is unable to accommodate a customer’s needs, the Bank may arrange for those services to be provided by its correspondents. The Bank has 41 branch offices located in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Clara, Santa Cruz and Sonoma counties.

As of June 30, 2005, the latest date for which the Federal Deposit Insurance Corporation (or “FDIC”) branch data is available, the Bank’s deposits represented 2.1% of the deposits for all FDIC insured institutions in the San Francisco Bay Area, which includes Napa and Solano Counties in addition to the nine counties shown below. At that same date, the Bank’s deposits represented:

•	1.13% of the deposits for all FDIC insured institutions in Alameda County;

•	1.69% of the deposits for all FDIC insured institutions in Contra Costa County;

•	1.72% of the deposits for all FDIC insured institutions in Marin County;

•	3.30% of the deposits for all FDIC insured institutions in San Mateo County;

•	6.11% of the deposits for all FDIC insured institutions in Santa Clara County;

•	7.18% of the deposits for all FDIC insured institutions in Santa Cruz County;

•	2.33% of the deposits for all FDIC insured institutions in Sonoma County; and

•	Less than 1.00% of the deposits for all FDIC insured institutions in Monterey and San Francisco Counties.

As in the banking and financial services industries, competition in the insurance brokerage industry is significant. ABD competes regularly against the largest global brokerage firms as well as regional firms for clients in the markets ABD targets. Nationally, ABD was ranked by Business Insurance Magazine as the 15th largest U.S. retail insurance broker during 2005, as well as being ranked among the top insurance brokers, based on premium or revenue volume, in most regional markets served.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by us on our interest-earning assets, such as loans and investment securities, comprises the major portion of our earnings. These rates are sensitive to many external factors that are beyond our control, such as wholesale market interest rates levels, local competitive lending and deposit gathering conditions, wholesale credit spreads, and economic factors affecting borrowers’ repayment ability.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (or “the Federal Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

From time to time, legislation, as well as regulations, are enacted that have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, litigation and investigations have been initiated by some state authorities that assert certain state laws are not preempted by Federal law and therefore such state laws apply to Federally chartered banks and thrifts. If changes result from these actions, Federally chartered banks like ours could be subject to additional regulatory compliance costs.

Supervision and Regulation

General.    Banks and bank holding companies are extensively regulated under both federal and certain state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the financial institution. Set forth below is a summary description of the material laws and regulations that relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

The Holding Company.    The holding company is a registered financial holding company subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (or “BHCA”). The holding company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Federal Reserve may require the holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the holding company must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming equity securities. Further, the holding company is required by the Federal Reserve to maintain certain levels of capital. See “Capital Standards.”

The holding company is required to obtain prior Federal Reserve approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior Federal Reserve approval is also required for the merger or consolidation of the company and another bank holding company.

The holding company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior Federal Reserve approval, the holding company may engage in any, or acquire shares of companies engaged in, activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The holding company may also engage in these and certain other activities pursuant to its election as a financial holding company.

It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both.

Financial Holding Companies.    As a financial holding company, we may affiliate with securities firms and insurance companies and engage in other activities without prior Federal Reserve notice or approval that are determined to be financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

In order to elect or retain financial holding company status, all of depository institution subsidiaries must be well-capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Bank.    As a national banking association, the Bank is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (or “OCC”). The Bank is also subject to regulations of the FDIC as administrator of the deposit insurance funds, as well as certain regulations promulgated by the Federal Reserve. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank’s deposit insurance in the absence of action by the OCC and upon a finding that we are operating in an unsafe or unsound condition, are engaging in unsafe or unsound activities, or that the Bank’s conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. See “Safety and Soundness Standards.”

Any changes in federal banking laws or the regulations of the banking agencies could have a material adverse impact on us, the Bank and our operations. For example in January 2006, the federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of commercial real estate (or “CRE”) construction and development loans. The implementation of these guidelines in final form could result in increased reserves and capital costs for banks and thrifts with “CRE concentration.” The Bank’s CRE portfolio as of December 31, 2005 would not meet the definition of CRE concentration as set forth in the proposed guidelines.

Interstate Banking and Branching.    Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside their home states. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

The Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances; and

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs.

Dividends and Other Transfers of Funds.    Dividends from the Bank and ABD constitute the principal source of income to the holding company. A Federal Reserve policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action” below.

The Bank and ABD are subject to various statutory and regulatory restrictions on their ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the holding company by the Bank and ABD totaled $123.7 million and $1.9 million, respectively, at December 31, 2005. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards.    The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions that are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets fully backed by the Federal government, to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to the Federal Reserve’s final rule adopted March 4, 2005, which changed the criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% to be deemed adequately capitalized. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	“well-capitalized;”

•	“adequately capitalized;”

•	“undercapitalized;”

•	“significantly undercapitalized;” and

•	“critically undercapitalized.”

The regulations use an institution’s risk-based capital and leverage capital ratios to determine the institution’s capital classification. An institution is treated as well-capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2005, the Bank’s capital ratios exceed these minimum percentage requirements for well-capitalized institutions.

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

Safety and Soundness Standards.    The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance.    Through the Bank Insurance Fund (or “BIF”), the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due principally to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as Financing Corporation Debt Obligations (or “FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2005 was 1.34 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2006 (or “FDIRA”), which provides, among other things, for the merger of the BIF and the SAIF into the Deposit Insurance Fund; future inflation adjustment increases in the standard maximum deposit insurance amount of $100,000; the increase of retirement account coverage to $250,000; changes in the formula and factors to be considered by the

FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) that paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC is to issue regulations implementing the provisions of FDIRA. At this time it is uncertain what effect FDIRA and the forthcoming regulations will have on the Bank.

Loans-to-One Borrower Limitations.    With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2005, the bank’s loans-to-one-borrower limit was $131.1 million based upon the 15% of unimpaired capital and surplus measurement.

Transactions with Affiliates.    The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and Federal Reserve Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank’s affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law and the supervisory authority of the federal and state banking agencies. See “Prompt Corrective Action” and “Safety and Soundness Standards.”

USA PATRIOT Act.    The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions, foreign customers and private banking customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs that include:

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for the Company and the Bank.

Consumer Protection Laws and Regulations.    Examination and enforcement by the bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below. Due to heightened regulatory concerns, the Bank may incur additional compliance costs or be required to expend additional funds for investment in its local community to comply with the following statutes and regulations.

The Home Ownership and Equal Protection Act of 1994 (or “HOEPA”) requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. Typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and/or

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Privacy policies are required by federal banking regulations that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (or “FACT Act”) requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Equal Credit Opportunity Act (or “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (or “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

The Community Reinvestment Act (or “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of November 2001, the Bank was rated “outstanding.”

The Home Mortgage Disclosure Act (or “HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The Real Estate Settlement Procedures Act (or “RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Insurance Brokerage Activities.    In every state in which ABD conducts business, the applicable office or an employee is required to be licensed or to have received regulatory approval by the state insurance department in order for ABD to conduct business. In addition to licensing requirements, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

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

ABD has a subsidiary that is a registered broker dealer engaged primarily in mutual fund transactions on behalf of employee benefit plans of companies that are clients of ABD. The securities industry is subject to extensive regulation under both Federal and state laws. In addition, the Securities and Exchange Commission (or “SEC”), the National Association of Securities Dealers, Inc. (or “NASD”) other self-regulatory organizations (or “SROs”) such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. The SEC has delegated much of the regulation of broker-dealers to SROs, including the NASD, which is the primary regulatory of our broker dealer. The NASD also conducts periodic examinations of the operations of broker dealers. Our broker-dealer also is registered as a broker-dealer in a number of states and is subject to regulation by state securities administrators in states in which it conducts business. In addition, our broker-dealer is a member of the Securities Investor Protection Corporation, which provides certain protection for customers’ accounts in the event of the liquidation of a broker-dealer.

Employees

At December 31, 2005, we had 1,859 full-time employees. None of the employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Website

Our website address is www.gbbk.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as soon as reasonably practicable after we file such reports with the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Deterioration in economic conditions in the Bay Area could adversely affect our operations

Our Bay Area business concentration exposes us to changes in Bay Area economic conditions. Our operations are located in Northern California and concentrated primarily in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Cruz, Santa Clara and Sonoma Counties, which include the area known as the “Silicon Valley.” As a result of this geographic concentration, our results are substantially affected by market, economic and business conditions in these areas.

Overall Bay Area economic trends continue to be of concern with the recovery from the 2000-2003 downturn being protracted. While there has been improvement in employment, real estate occupancy rates, and rental rates, these indicators all remain at levels below the peak of the economic boom the region enjoyed in the late 1990’s and remain depressed below levels that we would expect in a healthier economic environment. A further extended recovery period or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Current investigations of the insurance industry by regulators may result in changes in industry practices that could have an adverse affect on our financial results

State attorneys general in several states are investigating insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors, including, but not limited to, aggregate volume, profitability, and persistency of insurance policies placed by the broker. The New York Attorney General alleged that Marsh & McLennan Companies, Inc. engaged in illegal bid rigging and steering activities. The California Department of Insurance has also announced that, while it continues to review contingency arrangements, it is deferring any action on proposed broker compensation disclosure regulations in view of industry initiatives underway in this area.

ABD receives such commissions and override payments, which amounted to $14.5 million during 2005, or 9.3% of total ABD commissions and fees. ABD has received requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD intends to cooperate in these investigations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES.

We occupy our principal executive offices, located at 1900 University Avenue, 6th Floor, in East Palo Alto, California, under a lease that expires in 2027, including options to renew. We continue to utilize our former executive offices located at 2860 West Bayshore Road in Palo Alto, California as an administrative facility.

We also operate 41 full service Bank branch offices and 23 additional properties for ABD, specialty finance, loan production, and administration offices. We own 8 of these properties and lease the other 56 properties. Most of the properties are located in the San Francisco Bay Area. These leases expire under various dates, including options to renew, through December 31, 2017.

We believe our present facilities are adequate for our current needs. We believe that, if necessary, we could secure suitable additional facilities on satisfactory terms.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business. Management believes that the outcome of these matters will not have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of securities holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq under the symbol “GBBK.” The quotations shown below reflect for the periods indicated the high and low closing sales prices for our common stock as reported by Nasdaq.

For the quarter ended	High	Low	Cash dividends declared
2005:
December 31	$27.25	$22.73	$0.1500
September 30	27.94	23.91	0.1500
June 30	26.35	22.55	0.1500
March 31	28.73	24.41	0.1500

2004:
December 31	$31.82	$27.88	$0.1425
September 30	30.00	25.07	0.1425
June 30	30.01	27.02	0.1425
March 31	30.21	26.76	0.1425

There were 3,746 common shareholders of record and 131 convertible preferred shareholders of record at December 31, 2005.

For information on the ability of the Bank to pay dividends to the holding company, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FINANCIAL CONDITION—Liquidity and Cash Flow” and Note 24 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

On March 23, 2005, we announced a common stock repurchase program that authorized the purchase of up to and including $80.0 million of our common stock.

During 2005, we repurchased 2,326,347 shares of common stock for an aggregate amount of $60.0 million. The purchase price was allocated between common stock and retained earnings. Repurchased shares are available for reissuance. As of December 31, 2005, there was $30.7 million remaining under the 2005 common stock repurchase program to repurchase common stock.

Set forth below is certain information about repurchases of our common stock during the fourth quarter of 2005:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
October 1, 2005 through October 31, 2005	—	$—	—	$47,929
November 1, 2005 through November 30, 2005	357,125	$26.57	357,125	$38,440
December 1, 2005 through December 31, 2005	289,093	$26.88	289,093	$30,669

Total	646,218	$26.71	646,218	$30,669

The above table does not include 174,962 units of zero coupon contingent convertible debt securities (or “CODES due 2024”) ($175.0 million principal amount at maturity) that were repurchased for aggregate cash of $155.6 million during 2005. These repurchases were made in privately negotiated transactions. The repurchased CODES due 2024 were contingently convertible into an aggregate of 4,159,127 shares of our common stock, but were not convertible at the time of repurchase.

The above table also does not include 15,300 shares of Series B Preferred Stock that were repurchased for aggregate cash of $748,000 during 2005 at an average price paid per share of $48.87. These repurchases were made in privately negotiated transactions. The repurchased preferred stock was convertible into an aggregate of 25,551 shares of our common stock at the time of repurchase.

ITEM 6.	SELECTED FINANCIAL DATA.

Information regarding Selected Financial Data appears on page A-1 under the caption “SELECTED FINANCIAL INFORMATION” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-2 through A-39 under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding Quantitative and Qualitative Disclosures About Market Risk appears on pages A-40 under the caption “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information regarding Financial Statements and Supplementary Data appears on A-44 through A-48 under the caption “CONSOLIDATED BALANCE SHEETS,” “CONSOLIDATED STATEMENTS OF OPERATIONS,” “CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY,” “CONSOLIDATED STATEMENTS OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS	AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2005 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2005.

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls. During 2005, we completed the systems integration of the 11 back-office systems of our former 11 banks into a single merged system. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting or cause any significant client disruption.

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

No information needs to be reported under this item since all required Form 8-K’s were filed during the fourth quarter of 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We intend to file a definitive proxy statement for the 2006 Annual Meeting of Shareholders (or “the Proxy Statement”) with the SEC within 120 days of December 31, 2005. Information regarding directors of Greater Bay will appear under the caption “DISCUSSION OF PROPOSALS—Proposal 1: “Election of Three Directors” in the Proxy Statement and is incorporated herein by reference. Information about Greater Bay’s Audit Committee Financial Expert will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—The Committees of the Board—Audit Committee” and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers” and “—Executive Officers” in the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2005 relating to equity compensation plans of Greater Bay pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,380,267	$22.98	6,962,178
Equity compensation plans not approved by security holders	—	—	—

Total	6,380,267	$22.98	6,962,178

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

Information regarding fees paid to PricewaterhouseCoopers LLP, our independent registered public accounting firm, will appear under the caption “DISCUSSION OF PROPOSALS—Proposal 4. Ratification of Selection of Independent Public Accounting Firm for 2006—Principal Auditor Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    1.    Financial Statements

The following documents are filed as part of this report:

2.    Financial Statement Schedules

Not applicable.

3.    Exhibits

See Item 15(b) below. Exhibits 10.1(a) – (b), 10.2 (a) – (b), 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9(a) – (c), 10.10, 10.11, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 constitute managements contracts or compensatory benefit plans.

(b)    Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on pages 26 through 30 for exhibits filed as part of this report.

(c)    Additional Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2006.

GREATER BAY BANCORP

By	/s/ BYRON A. SCORDELIS
Byron A. Scordelis
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BYRON A. SCORDELIS Byron A. Scordelis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

/s/ JAMES S. WESTFALL James S. Westfall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2006

/s/ KAMRAN F. HUSAIN Kamran F. Husain	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2006

/s/ FREDERICK J. DE GROSZ Frederick J. de Grosz	Director	March 22, 2006

/s/ JOHN M. GATTO John M. Gatto	Director	March 22, 2006

/s/ ROBERT B. KAPLAN Robert B. Kaplan	Director	March 22, 2006

/s/ DANIEL G. LIBARLE Daniel G. Libarle	Director	March 22, 2006

/s/ ARTHUR K. LUND Arthur K. Lund	Director	March 22, 2006

/s/ GEORGE M. MARCUS George M. Marcus	Director	March 22, 2006

/s/ DUNCAN L. MATTESON Duncan L. Matteson	Director	March 22, 2006

Signature	Title	Date

/s/ GLEN MCLAUGHLIN Glen McLaughlin	Director	March 22, 2006

/s/ LINDA R. MEIER Linda R. Meier	Director	March 22, 2006

/s/ THOMAS E. RANDLETT Thomas E. Randlett	Director	March 22, 2006

/s/ DONALD H. SEILER Donald H. Seiler	Director	March 22, 2006

/s/ JAMES C. THOMPSON James C. Thompson	Director	March 22, 2006

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

2

Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 11, 2002, by and among Greater Bay Bancorp, ABD Insurance and Financial Services, ABD Acquisition Corp. and Alburger Basso deGrosz Insurance Services Inc. (1)

3.1	Restated Articles of Incorporation of Greater Bay Bancorp, as amended, including Statement of Rights, Preferences and Privileges of Series A Preferred Stock (2)

3.2	Bylaws of Greater Bay Bancorp, as amended and restated (3)

3.3	Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to 4.1 hereto)

3.4	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (4)

4.1	Amended and Restated Rights Agent Rights Agreement by and between Greater Bay Bancorp and Wells Fargo Bank, N.A., as Successor to Norwest Bank Minnesota, N. A., dated as of January 31, 2006 (5)

4.2	Certificate of Determination of the Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of the Registrant (See Exhibit 4.1 hereto)

4.3	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (See Exhibit 3.4 hereto)

4.4	Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (GBB Capital II) (6)

4.5	Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (6)

4.6	Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (GBB Capital II) (6)

4.7	Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust Company dated as of November 27, 1998 (GBB Capital II) (7)

4.8	Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000 (8)

4.9	Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as Trustee (GBB Capital III) (8)

4.10	Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as Trustee (GBB Capital III) (8)

4.11	Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (9)

4.12	Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (9)

4.13	Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (9)

4.14	Capital Securities Guarantee Agreement, dated as of November 20, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (10)

4.15	Form of Amended and Restated Declaration of Trust of GBB Capital V (11)

EXHIBIT INDEX (Continued)

EXHIBIT NO.	EXHIBIT

4.16	Form of Indenture between Greater Bay Bancorp and Wilmington Trust Company, as trustee (GBB Capital V) (11)

4.17	Form of Capital Securities Guarantee Agreement (GBB Capital V) (11)

4.18	Form of Common Securities Guarantee Agreement (GBB Capital V) (11)

4.19	Amended and Restated Declaration of Trust of GBB Capital VI dated July 16, 2001 (11)

4.20	Indenture, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (GBB Capital VI) (11)

4.21	Guarantee Agreement, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (GBB Capital VI) (11)

4.22	Amended and Restated Declaration of Trust of GBB Capital VII, dated as of April 10, 2002 (12)

4.23	Indenture, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company as Trustee (GBB Capital VII) (12)

4.24	Guarantee Agreement, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as Guarantee Trustee (GBB Capital VII) (12)

4.25	Indenture dated as of March 24, 2003 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (Senior Notes, Series B) (13)

4.26(a)

Officers’ Certificate dated March 24, 2003 pursuant to Section 3.01 of the Indenture setting forth the terms of the 5.25% Senior Notes, Series A, due March 31, 2008 and the 5.25% Senior Notes, Series B, due March 31, 2008 (13)

4.26(b)

Officer’s Certificate dated as of April 15, 2005 pursuant to Sections 1.02 and 3.01 of the Indenture by and between Greater Bay Bancorp and Wilmington Trust Company, as Trustee, dated as of March 12, 2003. (14)

4.27	Form of Global Note relating to the 5.25% Senior Notes, Series B, due March 31, 2008 (see Exhibit 4.24 hereto)

4.28	Indenture dated as of March 23, 2004 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee, for CODES due 2024 (15)

4.29	Form of CODES due 2024 (included in Exhibit 4.27) (15)

4.30	Form of Global Note relating to the 5.125% Senior Notes, Series D, due April 15, 2010 (16)

10.1(a)	Employee Supplemental Compensation Benefits Agreement, effective as of January 1, 2003, between Greater Bay Bancorp and David L. Kalkbrenner (17)(20)

10.1(b)	Employment Agreement dated January 31, 2006 between the Company and David L. Kalkbrenner (5) (17)

10.2(a)	Employment Agreement with Byron Scordelis, dated December 1, 2003, effective as of January 1, 2004 (17)(18)

10.2(b)	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Byron Scordelis and Split Dollar Life Insurance Agreement (17)(19)

10.3	Amended and Restated Employment Agreement, dated March 13, 2006, by and among Greater Bay Bancorp, ABD Insurance and Financial Services and Frederick J. de Grosz. (17)(31)

EXHIBIT INDEX (Continued)

EXHIBIT NO.	EXHIBIT

10.4	Greater Bay Bancorp 401(k) Plan Adoption Agreement, as amended, effective January 1, 2006(17)(22)

10.5	Greater Bay Bancorp Change in Control Pay Plan I, as amended and restated (5)

10.6	Greater Bay Bancorp Change in Control Pay Plan II, as amended and restated (5)(17)

10.7	Greater Bay Bancorp Severance Plan I, amended and restated (5)

10.8	Greater Bay Bancorp Severance Plan II, amended and restated (5)(17)

10.9(a)	Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (10)(17)

10.9(b)	Amendment 2003A to Deferred Compensation Plan, dated as of July 21, 2003 (17)(18)

10.9(c)	Amendment 2003B to Deferred Compensation Plan, dated as of November 17, 2003 (17)(18)

10.10	Greater Bay Bancorp 1996 Stock Option Plan as amended as of May 25, 2004 (17)(23)

10.11	Form of Indemnification Agreement between Greater Bay Bancorp and directors and executive officers (24)

10.12(a)	3-Year Revolving Credit Agreement, dated as of March 14, 2005, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association and the Initial Lenders. (25)

10.12(b)	Amendment No. 1 to Credit Agreement, dated as of August 29, 2005, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association, as Agent, and the other lenders thereto. (26)

10.13	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp and Kenneth Shannon (17)(18)

10.14	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Peggy Hiraoka and Split Dollar Life Insurance Agreement (17)(19)

10.15	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Linda M. Iannone and Split Dollar Life Insurance Agreement (17)(19)

10.16	Form of Stock Option Agreement (17)(22)

10.17	Form of Key Officer Stock Option Agreement (17)(22)

10.18	Form of Restricted Stock Award Agreement (17)(22)

10.19	Form of Director Nonstatutory Stock Option Agreement (17)(27)

10.20	2005 Executive Restoration Plan (27)

10.21	2005 Voluntary Deferred Compensation Plan (17)(27)

10.22	2005 Supplemental Executive Retirement Plan, as amended (17)(22)

10.23	Greater Bay Bancorp 2005 Long Term Incentive Plan (17)(28)

10.24	Greater Bay Bancorp 2005 Executive Incentive Plan (17) (28)

10.25	Summary Director Annual Fee Schedule (17)(28)

10.26	Employee Supplemental Executive Retirement Plan Agreement, dated as of June 21, 2005, by and between Greater Bay Bancorp and James S. Westfall (17) (29)

10.27	Split Dollar Life Insurance Agreement, dated as of June 21, 2005, by and between Greater Bay Bancorp and James S. Westfall (17)(29)

EXHIBIT INDEX (Continued)

EXHIBIT NO.	EXHIBIT

10.28	Form of Amendment to Stock Option Agreements re acceleration of options (17)(30)

12	Statement re Computation of Ratios of Earnings to Fixed Charges

14	Code of Conduct and Ethics (15)

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-25034

1.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2002
2.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2004.
3.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 23, 2005.
4.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002.
5.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on February 6, 2006.
6.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on August 28, 1998.
7.	Incorporated by reference from Greater Bay Bancorp’s 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999.
8.	Incorporated herein by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000.
9.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000.
10.	Incorporated by reference from Greater Bay Bancorp’s 2000 Annual Report on Form 10-K filed with the SEC on February 1, 2001.
11.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-3 (File Nos. 333-65772 and 333-65772-01) filed with the SEC on July 25, 2001.
12.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2002.
13.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003.
14.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on April 15, 2005.
15.	Incorporated by reference from Greater Bay Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2004.
16.	Incorporated herein by reference from Greater Bay Bancorp’s Registration Statement on Form S-4, File No. 333-126913 filed with the SEC on July 27, 2005.

EXHIBIT INDEX (Continued)

17.	Represents executive compensation plans and arrangements of Greater Bay Bancorp.
18.	Incorporated by reference from Greater Bay Bancorp’s Annual Report on Form 10-K filed with the SEC on March 3, 2004.
19.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 24, 2004.
20.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on January 28, 2005.
21.	reserved.
22.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 30, 2005.
23.	Incorporated by reference from Greater Bay Bancorp’s Registration Statement on Form S-8 (File No. 333-117012) filed with the SEC on June 30, 2004.
24.	Incorporated herein by reference from Greater Bay Bancorp’s Annual Report on Form 10-K field with the SEC on March 16, 2005.
25.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 17, 2005.
26.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on September 1, 2005.
27.	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on February 18, 2005.
28.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2005.
29.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 23, 2005.
30.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on December 2, 2005.
31.	Incorporated herein by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on March 17, 2006.

SELECTED FINANCIAL INFORMATION

The following table presents selected financial information as of December 31 of each of the last five years and for each of the five years periods ended December 31, 2005:

	2005	2004	2003	2002 (1)	2001
	(Dollars in thousands, except share and per share amounts)
Statement of Operations Data
Interest income	$390,783	$376,499	$407,719	$505,412	$507,241
Interest expense	123,573	90,876	109,838	160,555	199,793

Net interest income	267,210	285,623	297,881	344,857	307,448
Provision for / (recovery of) credit losses	(13,269)	5,521	28,195	59,776	54,727

Net interest income after provision for / (recovery of) credit losses	280,479	280,102	269,686	285,081	252,721
Non-interest income	211,932	186,585	171,542	156,122	44,842
Operating expenses	336,061	314,315	292,208	244,876	191,279

Income before income tax expense	156,350	152,372	149,020	196,327	106,284
Income tax expense	59,123	59,453	57,017	72,053	26,468

Net income	$97,227	$92,919	$92,003	$124,274	$79,816

Per Share Data
Earnings per common share:
Basic	$1.77	$1.68	$1.65	$2.35	$1.61
Diluted(2)	$1.64	$1.50	$1.62	$2.30	$1.57
Cash dividends per common share	$0.60	$0.57	$0.54	$0.49	$0.43
Book value per common share	$13.48	$12.88	$12.54	$11.64	$9.31
Common shares outstanding at year end	49,906,058	51,179,450	52,529,850	51,577,795	49,831,682
Average common shares outstanding	50,730,000	51,468,000	52,040,000	51,056,000	49,498,000
Average common and potential common shares outstanding(2)	55,058,000	57,881,000	53,008,000	54,146,000	50,940,000

Performance Ratios
Return on average assets	1.37%	1.25%	1.16%	1.49%	1.18%
Return on average common shareholders’ equity	14.54%	14.21%	14.52%	22.43%	17.83%
Return on average total equity	12.59%	12.45%	12.88%	20.29%	17.83%
Net interest margin	4.35%	4.35%	4.19%	4.50%	4.63%
Dividend payout ratio	33.86%	33.93%	32.73%	20.85%	26.71%
Average equity to average assets ratio	10.90%	10.98%	8.98%	7.35%	6.60%

Balance Sheet Data—At Period End
Assets	$7,120,969	$6,951,171	$7,621,056	$8,132,000	$7,911,611
Loans, net	$4,645,810	$4,380,717	$4,434,412	$4,714,649	$4,398,759
Securities	$1,493,584	$1,602,268	$2,221,304	$2,558,390	$2,966,643
Deposits	$5,058,539	$5,102,839	$5,312,667	$5,272,273	$4,990,071
Borrowings	$1,008,113	$788,975	$1,282,191	$1,947,554	$2,320,671
Minority interest preferred stock of real estate investment trust	$12,699	$12,621	$12,162	$12,510	$15,000
Convertible preferred stock	$103,387	$103,816	$91,752	$80,900	$—
Common shareholders’ equity	$672,624	$659,250	$658,765	$600,159	$463,684

Asset Quality Ratios
Nonperforming loans(3) to total loans	1.50%	0.97%	1.35%	0.78%	0.68%
Nonperforming assets(3) to total assets	1.01%	0.64%	0.82%	0.48%	0.39%
Allowance for loan and lease losses to total loans	1.73%	2.39%	2.72%	2.63%	2.70%
Allowance for loan and lease losses to nonperforming loans(3)	115.56%	245.97%	201.76%	339.00%	395.70%
Net charge-offs to average loans	0.24%	0.39%	0.67%	1.18%	0.58%

Regulatory Capital Ratios
Tier I leverage ratio	10.41%	10.67%	9.98%	8.61%	8.01%
Tier I risk-based capital ratio	12.01%	13.01%	12.87%	11.71%	10.49%
Total risk-based capital ratio	13.26%	14.27%	14.13%	12.97%	12.79%

(1)	In March 2002 we acquired ABD and began to earn insurance brokerage commissions, which are included in non-interest income. Previously, we had earned no such revenue.
(2)	The years ended December 31, 2003, 2002, and 2001, has been restated to reflect the December 31, 2004 adoption of Emerging Issues Task Force, or EITF, Issue No 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” or EITF Issue 04-8.
(3)	Excludes accruing loans past due 90 days or more and restructured loans. Nonaccrual loans at December 31, 2005 includes a single client relationship totaling $36.8 million that was placed on nonaccrual status during the second quarter of 2005 and was paid off during the first quarter of 2006. The payoff of these loans is described further in Note 26—Subsequent Events of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with the information under “Selected Financial Information” and our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in this annual report on Form 10-K for the year ended December 31, 2005 under ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

Who We Are

Greater Bay Bancorp on an unconsolidated basis is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association and one commercial insurance brokerage subsidiary, ABD. The Bank provides community banking services in the greater San Francisco Bay Area through its community banking organization, including Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Nationally, the Bank provides customized lending services through its specialty finance group, which includes Matsco, Greater Bay Bank SBA Lending Group, Greater Bay Business Funding, and Greater Bay Capital. ABD, our commercial insurance brokerage subsidiary, provides employee benefits consulting and risk management solutions to business clients throughout the United States.

Our Lines Of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Our lines of business are organized along eight segments, seven of which provide services to our clients, and one that provides services internally to the other segments. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Matsco provides dental and veterinarian financing services nationally.

•	Greater Bay Capital finances small ticket equipment leases nationally.

•	Greater Bay Business Funding, which offers asset-based lending and accounts receivable factoring products, has offices in Cupertino, California and Bellevue, Washington and markets its services nationally. Greater Bay Business Funding includes the combined operations of our CAPCO and Pacific Business Funding units.

•	Greater Bay Bank SBA Lending Group is a SBA National Preferred Lender and principally operates in the San Francisco Bay Area.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

•	ABD, with offices located in California, Washington, and Nevada, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

•	Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, investment management, estate planning resources, and employee benefit plan services.

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, and day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results are affected by economic conditions in this area. Overall Bay Area economic trends continue to be of concern. While there has been improvement in employment, real estate occupancy rates, and rental rates, these indicators all remain at levels below the peak of the economic boom the region enjoyed in the late 1990’s and remain depressed below levels that we would expect in a healthier economic environment. A further extended recovery period or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Our Opportunities, Challenges and Risks

We believe that growth in banking opportunities to small- and medium-sized businesses, professionals, and high net worth individuals will be determined in part by economic growth in the San Francisco Bay Area. Weakness in the local economy could adversely affect us through diminished loan demand and credit quality deterioration.

We also believe that consolidation of community banks will continue to take place and in that regard we could be a bank acquirer. In markets we wish to enter or expand our business, we will consider opening de novo offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services, and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches, but there can be no assurance that future activities would not present unforeseen integration issues.

On February 1, 2004, we merged our 11 bank subsidiaries into a single bank subsidiary. The Bank has continued to operate in the same communities and under the same names as before the merger. The merger provides us with the opportunity to streamline our back-office operations, improve the efficiency of our risk management processes, reduce corporate governance requirements, and reduce our regulatory reporting burden. During 2005, we completed the systems integration of the 11 back-office systems into a single merged system. This integration did not result in any material changes in our internal control environment or our internal controls over financial reporting or cause any significant client disruption.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. Many accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies. The following is a brief description of our accounting policies involving significant management valuation judgments.

Securities and Other Investments

Securities available-for-sale are recorded at fair value. Securities held-to-maturity are recorded at amortized cost. Unrealized gains or losses on available-for-sale securities, net of the related deferred tax effect, are reported as increases or decreases in shareholders’ equity. We invest primarily in fixed income securities. Accounting estimates are used in the presentation of the securities portfolio and these estimates impact the presentation of our financial condition and results of operations. Many of the securities are purchased at a premium or discount. Except for mortgage-related securities, premiums and discounts are accreted/amortized over the contractual life of the security. For mortgage-backed securities (i.e. securities that are collateralized by residential mortgage loans), amortization or accretion is based on the estimated timing of the principal repayment of the securities, which includes the consideration of future estimated prepayments.

The fair value of most securities is based on quoted market prices. If quoted market prices are not available, fair values are estimated from the quoted prices of similar instruments. Gains and losses on the sales of securities are determined using the specific identification method.

Equity investments in low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in CRA qualified assets are accounted for by adjusting our cost basis for our share of earnings or losses of the underlying investment in the current period.

Allowance for Loan and Lease Losses, the Reserve for Unfunded Credit Commitments and Impaired Loans

The allowance for loan and lease losses represents management’s estimate of losses inherent in the existing loan portfolio. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by provisions for credit losses charged to expense and loan recoveries and reduced by negative provisions and loan charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The allowance for loan and lease losses is based on the size and distribution of the portfolio by credit risk grade, the nature of underlying collateral and the amount of loan impairment as well as management’s assessment of several factors including: (i) current economic conditions and the related impact on specific borrowers and industry groups, (ii) historical default experience, and (iii) expected loss in the event of default. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. See “—FINANCIAL CONDITION—Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments” for more information regarding the factors underlying our estimation methodology for determining losses inherent in our loan portfolio and unfunded loan commitments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

In accordance with Statement of Financial Accounting Standards (or “SFAS”), SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures, an Amendment of SFAS No. 114” (or “SFAS No. 114 and 118”) loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. The measurement of an impaired loan’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated knowledgeable third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses.

Goodwill and Other Intangible Assets

We assess goodwill and other intangible assets each year for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (or “SFAS No. 142”). This assessment involves estimating the fair value of the reporting units to which the goodwill has been assigned based on the market values of comparable businesses and the present value of future period cash flows. In our 2005 evaluation of the impairment of goodwill related to ABD, we used a forecasted discount rate of 13.0% and a terminal value capitalization rate of 10.0%. For goodwill related to Matsco and CAPCO, we used a cash flow discount rate of 14.1% and a terminal value capitalization rate of 11.1%. For goodwill related to our community banking segment, we used a cash flow discount rate of 16.3% and a terminal value capitalization rate of 13.3%.

Derivative Instruments

All derivatives are recorded on the balance sheet at their estimated fair value. Where available, the fair value of derivative instruments is based on quoted market prices received from knowledgeable independent sources. However, active markets do not exist for all of our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may use estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources involve subjective judgment about the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

Accounting for Income Taxes

Our accounting for income taxes is described in detail in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In estimating accrued tax expense, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, expert and regulatory guidance in the context of our tax position. Changes to our estimate of accrued taxes may occur due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions, and newly enacted statutes, judicial rulings, and regulatory guidance. These changes, when they occur, affect deferred tax assets and the accrued tax liability and can materially effect our operating results for any particular period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Supplemental Employee Retirement Plan

As described in detail in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we have entered into supplemental employee retirement agreements with certain executive and senior officers. Our liability under these agreements is measured in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (or “SFAS No. 87”). The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates, and expected benefit levels. Should these estimates prove materially different from actual results, we could incur additional or reduced future expense.

RESULTS OF OPERATIONS

The following table summarizes net income, earnings per common share, and key financial ratios for the periods indicated.

	For the years ended December 31,
	2005	2004	2003(1)
	(Dollars in thousands, except per share amounts)
Net income	$97,227	$92,919	$92,003
Earnings per common share:
Basic	$1.77	$1.68	$1.65
Diluted	$1.64	$1.50	$1.62
Return on average assets	1.37%	1.25%	1.16%
Return on average total shareholders’ equity	12.59%	12.45%	12.88%

(1)	The diluted earnings per common share for the year ended December 31, 2003 has been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and CODES due 2022 as common stock equivalents for the purpose of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-8 have been excluded from this restatement.

Net Income

Net income for 2005 increased 4.6% to $97.2 million, or $1.64 per diluted share, compared to net income of $92.9 million, or $1.50 per diluted share, for 2004. This increase was primarily attributable to the following items during the year ended December 31, 2005, as compared to the same period in 2004:

•	A $25.3 million increase in non-interest income primarily due to increases of $23.9 million in insurance commissions and fees, $6.8 million in rental revenues on operating leases and $2.9 million in other income. These increases were partially offset by decreases of $8.0 million in gain on sale of securities and $2.0 million in the gain on sale of loans; and

•	An $18.8 million decrease in the provision for credit losses.

Offsetting the above items were the following:

•	A $21.7 million increase in operating expenses. The major components of this increase were a $18.5 million increase in compensation and benefits, including $8.2 million related to the acquisition of Lucini/Parish Insurance Inc. (or “Lucini/Parish”), a $6.2 million increase in the ABD’s commission expense, a $2.4 million increase in salary continuation expense, and a $5.6 million increase in depreciation expense on leased equipment. These increases were partially offset by a $2.9 million decrease in legal costs and other professional fees; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

•	An $18.4 million decrease in net interest income, reflecting the combined effects of a decline in interest earning assets and an increase in rates paid on interest-bearing liabilities, partially offset by the effects of a decline in interest-bearing liabilities and an increase in yields earned on interest-earning assets.

The basic and diluted earnings per common share calculations were affected by a 2,823,000 share decrease in weighted average common stock and potential common shares. This decrease primarily reflects the combined result of the repurchase of a portion of the CODES due 2024, which resulted in a decrease of 1,570,000 shares in the weighted average potential common shares, the common stock repurchase program which resulted in approximately a 1,031,000 share decrease in the weighted average common shares outstanding and a decrease in stock options outstanding of 509,000 during 2005.

Net income for 2004 increased 1.0% to $92.9 million, or $1.50 per diluted share, compared to net income of $92.0 million, or $1.62 per diluted share, for 2003. The $916,000 increase in net income and the $0.12 decline in earnings per diluted share for the year ended December 31, 2004, compared to the same period a year ago, were attributable primarily to the following factors:

•	A $15.0 million increase in non-interest income primarily due to increases of $13.0 million in insurance commissions and fees and $6.0 million in rental revenues on operating leases. These increases were partially offset by decreases of $2.3 million in loan and international banking fees, $2.0 million in the gain on sale of loans, and $915,000 in service charges and other fees; and

•	A $22.7 million decrease in the provision for credit losses;

Offsetting the above items were the following:

•	A $12.3 million decrease in net interest income, reflecting primarily a decline of $552.5 million in average interest-earning assets;

•	A $22.1 million increase in operating expenses. The major components of this increase were increases of $6.7 million in compensation and benefits, $5.0 million in depreciation—equipment leased to others, $4.3 million in legal and other professional fees, $3.1 million in occupancy and equipment, $1.1 million in amortization of intangibles, $900,000 in contribution to the Greater Bay Bancorp Foundation (or “the Foundation”), and $2.4 million in other expenses. These increases were partially offset by decreases of $1.8 million in correspondent bank and ATM network fees and $717,000 in expenses on other real estate owned (or “OREO”).

The basic and diluted earnings per common share calculations were affected by an increase of 4,873,000 shares in the weighted average common stock and potential common shares. The increase in the weighted average common stock and potential common shares was primarily the result of the issuance of the CODES due 2024.

See “—Net Interest Income,” “—Provision for Credit Losses,” “—Non-interest Income” and “—Operating Expenses” for more information regarding the changes to net income for the periods presented.

Net Interest Income

Our Interest Rate Risk Management Strategy

During 2005, we maintained a slightly net asset sensitive position in anticipation of higher short-term interest rates. As part of this strategy, we reduced our securities portfolio, with securities declining from $2.3 billion during 2003 to $1.6 billion at December 31, 2004 and to $1.5 billion at December 31, 2005. The decrease

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

in the portfolio further moderated our exposure to changes in tangible equity, strengthened our overall capital position, and reaffirmed our asset-sensitive bias within our overall objective of relative interest rate risk neutrality. We used the proceeds realized from the reduction in our securities portfolio to reduce short-term wholesale funding during 2005, as compared to 2004 and 2003.

Net interest income for 2005 was $267.2 million, compared to $285.6 million for 2004 and $297.9 million for 2003. The $18.4 million decrease in our net interest income during 2005 as compared to 2004 was primarily due to an increase in the rate paid on interest-bearing liabilities and a decrease in average securities. This was partially offset by an increase in the yield earned on interest-earning assets, an increase in average loans and a decrease in average interest-bearing liabilities. The $12.3 million decrease in our net interest income during 2004 as compared to 2003 was primarily due to the loan portfolio’s lower average yield and a decrease in the average balance of loans and securities. These decreases were partially offset by an increase in the securities portfolio’s average yield, a decrease in average interest-bearing liabilities and a decrease in the rate paid on borrowings. Our net yield earned on interest-earning assets, or net interest margin, for 2005 was 4.35%, compared to 4.35% for 2004 and 4.19% for 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Net Interest Income—Results for 2005, 2004, and 2003

The following tables present, for the years indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	Years ended December 31,
	2005			2004
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$47,555	$1,505	3.16%	$95,626	$1,128	1.18%
Other short-term securities	8,906	155	1.74%	3,014	58	1.92%
Securities:
Taxable	1,453,524	62,042	4.27%	1,935,532	81,142	4.19%
Tax-exempt(2)	83,201	3,983	4.79%	88,115	4,435	5.03%
Loans(3)	4,545,370	323,098	7.11%	4,441,083	289,736	6.52%

Total interest-earning assets	6,138,556	390,783	6.37%	6,563,370	376,499	5.74%
Noninterest-earning assets	951,041			886,022

Total assets	$7,089,597	390,783		$7,449,392	376,499

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,125,467	54,437	1.74%	$3,251,418	38,413	1.18%
Time deposits over $100,000	682,213	19,640	2.88%	434,897	7,417	1.71%
Other time deposits	162,352	4,001	2.46%	530,316	7,635	1.44%

Total interest-bearing deposits	3,970,032	78,078	1.97%	4,216,631	53,465	1.27%
Short-term borrowings	297,561	10,741	3.61%	538,690	10,266	1.91%
CODES	137,585	749	0.54%	210,991	1,566	0.74%
Subordinated debt	210,311	17,639	8.39%	210,311	17,754	8.44%
Other long-term borrowings	333,454	16,366	4.91%	206,133	7,825	3.80%

Total interest-bearing liabilities	4,948,943	123,573	2.50%	5,382,756	90,876	1.69%
Noninterest-bearing deposits	1,088,927			1,058,253
Other noninterest-bearing liabilities	267,019			249,999
Preferred stock of real estate investment trust subsidiaries	12,618			12,273
Shareholders’ equity	772,090			746,111

Total shareholders’ equity and liabilities	$7,089,597	123,573		$7,449,392	90,876

Net interest income		$267,210			$285,623

Net interest margin(4)			4.35%			4.35%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.15% for 2005 and 7.59% for 2004, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $1.4 million for 2005 and $514,000 for 2004.
(4)	Net interest margin equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

	Years ended December 31,
	2004			2003
	Average balance(1)	Interest	Average yield / rate	Average balance(1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$95,626	$1,128	1.18%	$95,643	$902	0.94%
Other short-term securities	3,014	58	1.92%	4,267	168	3.94%
Securities:
Taxable	1,935,532	81,142	4.19%	2,237,904	86,730	3.88%
Tax-exempt(2)	88,115	4,435	5.03%	103,260	4,813	4.66%
Loans(3)	4,441,083	289,736	6.52%	4,674,798	315,106	6.74%

Total interest-earning assets	6,563,370	376,499	5.74%	7,115,872	407,719	5.73%
Noninterest-earning assets	886,022			830,216

Total assets	$7,449,392	376,499		$7,946,088	407,719

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$3,251,418	38,413	1.18%	$2,879,570	30,698	1.07%
Time deposits over $100,000	434,897	7,417	1.71%	511,442	10,094	1.97%
Other time deposits	530,316	7,635	1.44%	1,094,311	16,892	1.54%

Total interest-bearing deposits	4,216,631	53,465	1.27%	4,485,323	57,684	1.29%
Short-term borrowings	538,690	10,266	1.91%	919,435	18,983	2.06%
CODES	210,991	1,566	0.74%	74,371	1,649	2.22%
Subordinated debt	210,311	17,754	8.44%	210,311	18,060	8.59%
Other long-term borrowings	206,133	7,825	3.80%	334,371	13,462	4.03%

Total interest-bearing liabilities	5,382,756	90,876	1.69%	6,023,811	109,838	1.82%
Noninterest-bearing deposits	1,058,253			989,038
Other noninterest-bearing liabilities	249,999			206,964
Preferred stock of real estate investment trust subsidiaries	12,273			12,162
Shareholders’ equity	746,111			714,113

Total shareholders’ equity and liabilities	$7,449,392	90,876		$7,946,088	109,838

Net interest income		$285,623			$297,881

Net interest margin(4)			4.35%			4.19%

(1)	Nonaccrual loans are excluded from the average balance.
(2)	Tax equivalent yields earned on the tax-exempt securities are 7.59% for 2004 and 7.00% for 2003, using the federal statutory rate of 35%.
(3)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase of interest income on loans by $514,000 for 2004 and $4.6 million for 2003.
(4)	Net interest margin equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Year ended December 31, 2005 compared with December 31, 2004 favorable / (unfavorable)			Year ended December 31, 2004 compared with December 31, 2003 favorable / (unfavorable)
	Volume	Rate	Combined	Volume	Rate	Combined
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(787)	$1,163	$376	$—	$227	$227
Other short-term investments	102	(6)	96	(40)	(70)	(110)
Securities:
Taxable	(20,549)	1,450	(19,099)	(12,315)	6,727	(5,588)
Tax-exempt	(241)	(211)	(452)	(743)	364	(379)
Loans	6,930	26,431	33,361	(15,446)	(9,924)	(25,370)

Total interest income	(14,545)	28,827	14,282	(28,544)	(2,676)	(31,220)

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	1,541	(17,565)	(16,024)	(4,197)	(3,518)	(7,715)
Time deposits over $100,000	(5,531)	(6,692)	(12,223)	1,403	1,274	2,677
Other time deposits	7,159	(3,524)	3,635	8,188	1,070	9,258

Total interest-bearing deposits	3,169	(27,781)	(24,612)	5,394	(1,174)	4,220
Short-term borrowings	5,966	(6,441)	(475)	7,351	1,367	8,718
CODES	463	355	818	(1,550)	1,633	83
Subordinated debt	—	115	115	—	307	307
Other long-term borrowings	(5,794)	(2,747)	(8,541)	4,906	730	5,636

Total interest expense	3,804	(36,499)	(32,695)	16,101	2,863	18,964

Net increase (decrease) in net interest income	$(10,741)	$(7,672)	$(18,413)	$(12,443)	$187	$(12,256)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Provision for Credit Losses

The following schedule shows the composition of the provision for credit losses and the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
	(Dollars in thousands)
Balance, December 31, 2002	$127,972	$1,641	$129,613
Net charge-offs / recoveries	(31,640)	—	(31,640)
Provision for credit losses	28,157	38	28,195

Balance, December 31, 2003	124,489	1,679	126,168
Net charge-offs / recoveries	(17,690)	—	(17,690)
Provision for credit losses	718	4,803	5,521

Balance, December 31, 2004	107,517	6,482	113,999
Net charge-offs / recoveries	(11,292)	—	(11,292)
Provision for / (recovery of) credit losses	(14,066)	797	(13,269)

Balance, December 31, 2005	$82,159	$7,279	$89,438

The provision for credit losses fluctuates period to period based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments. The required allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans, and the general economic conditions in our market areas.

The required balance of the allowance for loan and lease losses at December 31, 2005 was $82.2 million, which was $25.4 million lower than the balance at December 31, 2004. This decrease was primarily a result of improvement in the overall credit risk ratings and a reduction in the assumed rates of default for the loan and lease portfolio, which are key factors in our process for estimating allowance requirements. During 2005, we made a $14.1 million negative provision for loan and lease losses to attain the required allowance for loan and lease losses balance at December 31, 2005, after net loan charge-offs of $11.3 million.

The $797,000 provision for unfunded credit commitments during 2005 reflected primarily a change in estimate resulting in a higher assumed percentage of usage of the commercial unfunded commitments and an increase in the individual reserve associated with a single unfunded credit. These were partially offset by decreases in management’s estimate of the amount of impairment, continued improvement in the overall risk ratings, and a reduction in the assumed rates of default on unfunded credit commitments. The $4.8 million provision for unfunded credit commitments during 2004 was primarily a result of an increase in management’s estimate of the amount of impairment on unfunded credit commitments.

For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “FINANCIAL CONDITION—Nonperforming Assets and Other Risk Factors” and “FINANCIAL CONDITION—Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Non-interest Income

The following table sets forth information by category of non-interest income for the years indicated.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Insurance commissions and fees	$154,390	$130,500	$117,508
Rental revenues on operating leases	18,302	11,549	5,582
Service charges and other fees	10,448	10,457	11,372
Loan and international banking fees	7,708	7,045	9,392
Bank owned life insurance	7,547	6,860	6,150
Trust fees	4,301	3,838	3,314
Gain on sale of loans	478	2,481	4,458
Gain on sale of securities, net	342	8,370	8,759
Other income	8,416	5,485	5,007

Total non-interest income	$211,932	$186,585	$171,542

Non-interest income increased during 2005 as compared to 2004 primarily due to increases in insurance commissions and fees, rental revenue on operating leases, and other income. This was partially offset by decreases in the gains on sale of securities, net, and the gains on sale of loans.

The increase in non-interest income in 2004 as compared to 2003 resulted primarily from increases in insurance commissions and fees, rental revenues on operating leases and other income, which was partially offset by decreases in loan and international banking fees, gain on sale of loans and service charges and other fees.

Insurance commissions and fees increased during 2005 as compared to 2004 by $23.9 million due to ABD’s internal growth and the acquisition of Lucini/Parish on May 1, 2005. Lucini/Parish generated insurance commissions and fees of $14.3 million from the date of acquisition through December 31, 2005.

Insurance commissions and fees increased during 2004 as compared to 2003 by $5.7 million due to ABD’s internal growth and due to the timing of the acquisition of Sullivan & Curtis Insurance Brokers of Washington, LLC (or “S&C”) in July 2003. Our 2004 results included 12 months of revenues from S&C and our 2003 results included six months of revenues from S&C. S&C’s revenues were $14.9 million during 2005, $12.8 million during 2004 and $5.5 million during the six months of 2003 following the acquisition.

State attorneys general in several states are investigating insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors, including, but not limited to, aggregate volume, profitability, and persistency of insurance policies placed by the broker. The New York Attorney General alleged that Marsh & McLennan Companies, Inc. engaged in illegal bid rigging and steering activities. The California Department of Insurance has also announced that, while it continues to review contingency arrangements, it is deferring any action on proposed broker compensation disclosure regulations in view of industry initiatives underway in this area.

ABD receives such commissions and override payments, which amounted to $14.5 million during 2005, or 9.3% of total ABD commissions and fees. ABD has received requests for information from several state

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD intends to cooperate in these investigations.

In response to these developments, we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices, which was completed in the first quarter of 2005. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged by the New York Attorney General in civil actions against firms in New York, nor were any systemic compliance related or other issues identified in these general areas of concern. We continue to monitor industry developments in these areas, as well as ABD’s compliance and disclosure practices.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $6.8 million increase in rental revenues in 2005, as compared 2004, and the $6.0 million increase in rental revenues in 2004, as compared to 2003, reflect equipment lease portfolio growth.

The level of the gain on sale of loans is dependent on loan sale volumes and premiums paid by loan purchasers. We do not have any programs in place to sell a specified amount, or a percentage of loan originations. In determining both the level of loan sales and which loans to sell, we consider several factors, including desired concentration levels in the Matsco and SBA loan portfolios and our estimate of the period of time we would need to hold the loan in order to earn the same income that we could generate from the sale of the loan under current market conditions. We did not sell Matsco or SBA loans during 2005. During 2004 and 2003, gains on sales of Matsco loans were $714,000, and $3.4 million, respectively. During 2004 and 2003, gains on sales of SBA loans were $1.8 million and $1.0 million, respectively.

Our gains and losses on the sale of securities arise from securities sales transactions undertaken in order to manage interest rate risk (or “IRR”) and in consideration of other factors. Specific IRR program initiatives can cause us to increase or decrease the volume of sales transactions and can result in an increase or decrease in gains on securities in the periods when such initiatives occur. Such initiatives were limited during 2005, resulting in gains on sale of securities of $342,000 in 2005 compared to $8.4 million in 2004 and $8.8 million in 2003.

During 2005, we determined that the impairment on shares of Federal National Mortgage Association (or “Fannie Mae”) preferred stock and Federal Home Loan Mortgage Corporation (or “Freddie Mac”) preferred stock held in our securities portfolio was other-than-temporary. As a result, we recorded a $1.0 million charge to other income during the first quarter of 2005. We subsequently sold these impaired securities and recovered $6,000 of the impairment charge. There was no such reduction of other income during 2004 and 2003.

In connection with the repurchase of 174,962 units of the CODES due 2024 in privately negotiated transactions during 2005, we recognized a gain of $1.6 million on the repurchase of these units, which was included in other income. No such gains or losses on the repurchase of CODES were recognized during 2004 and 2003.

Other income also includes a $2.3 million net gain during 2005 on derivatives marked to market through earnings as compared to a $206,000 gain during 2004 and a $1.9 million loss during 2003. The derivative gains

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

in 2005 included gains related to the change in market value of purchased residential mortgage loans between the price commitment and settlement dates of $1.3 million and a $744,000 gain on derivatives embedded in warrant positions that we hold. There were no such gains or losses on purchased residential mortgage loans or warrants in 2004 and 2003.

We own certain other investments in venture capital funds and CRA, qualified investments that are included in other assets. We incurred net gains on those investments of $181,000 in 2005, and net losses of $359,000 in 2004 and $56,000 in 2003. The losses were charged to other income.

Other income in 2004 includes a $461,000 gain on the disposal of a former facility.

Operating Expenses

The following table sets forth the major components of operating expenses for the years indicated.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Compensation and benefits	$200,657	$182,162	$175,423
Occupancy and equipment	44,123	44,010	40,898
Legal costs and other professional fees	18,015	20,910	16,594
Depreciation—equipment leased to others	15,226	9,647	4,615
Telephone, postage and supplies	8,358	7,215	7,245
Marketing and promotion	8,357	7,102	6,120
Amortization of intangibles	7,876	8,286	7,180
Data processing	5,285	5,024	5,356
Insurance	4,102	5,141	4,487
Dividends paid on preferred stock of real estate investment trusts	1,824	1,824	1,824
Directors fees	1,803	1,215	1,228
FDIC insurance and regulatory assessments	1,636	1,903	2,073
Correspondent bank fees	1,326	2,757	4,519
Contribution to the Greater Bay Bancorp Foundation	900	900	—
Client service expenses	785	1,159	1,293
Expenses on other real estate owned	—	348	1,065
Other expenses	15,788	14,712	12,288

Total operating expenses	$336,061	$314,315	$292,208

Efficiency ratio	70.14%	66.56%	62.28%
Total operating expenses to average assets	4.74%	4.22%	3.68%

The primary sources of variance in operating expenses during 2005 as compared to 2004 included the following:

•	Compensation and benefits expenses increased during 2005 to $200.7 million, compared to $182.2 million during 2004. The increase is primarily due to $8.2 million related to the acquisition of Lucini/Parish and an additional $6.5 million increase in ABD’s compensation and benefits expense attributable to internal growth.

•	Legal costs and other professional fees decreased to $18.0 million during 2005 as compared to $21.0 million during 2004 primarily related to reduced costs for Sarbanes-Oxley compliance activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

•	Depreciation—equipment leased to others increased to $15.2 million during 2005 as compared to $9.6 million during 2004. The increase is related to growth in the leased equipment portfolio.

The primary reasons for the increase in operating expenses during 2004 as compared to 2003 include the following:

•	Operating expenses for ABD during 2004 were $112.6 million, compared to $99.0 million during 2003. This increase is primarily because our 2004 results included 12 months of S&C operating expenses and our 2003 results included six months of S&C operating expenses.

•	During 2004 and 2003, we devoted internal and external resources to documenting and enhancing controls required by the Sarbanes-Oxley Act of 2002. In connection with these efforts, we incurred direct outside legal and other professional fees totaling $6.2 million during 2004. Such costs were nominal in 2003.

•	Depreciation—equipment leased to others represents expenses related to owned equipment leased to third parties. The increase in expenses is the result of the growth in the size of the portfolio from this line of business.

•	We incurred expenses related to consulting and non-compete agreements of retiring executives totaling $1.4 million in 2004 and $1.7 million in 2003.

Our efficiency ratio in 2005 increased as compared to 2004 and 2003 as revenues grew at a slower pace than operating expenses during 2005 as compared to 2004 and 2003. The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. An increase in the efficiency ratio would generally indicate a decrease in overall efficiency. Conversely, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations, or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

The following table shows the computation of our efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other banking organizations that do not have significant non-bank service businesses.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Total operating expenses	$336,061	$314,315	$292,208
Less: ABD operating expenses	132,180	112,564	99,049

Total operating expenses without ABD	$203,881	$201,751	$193,159

Total revenue	$479,142	$472,208	$469,423
Less: ABD total revenue	155,798	132,044	118,745

Total revenue without ABD	$323,344	$340,164	$350,678

Efficiency ratio without ABD	63.05%	59.31%	55.08%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Income Taxes

Our effective income tax rate for 2005 was 37.8%, compared to 39.0% in 2004 and 38.3% in 2003. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, and bank-owned life insurance policy investment earnings that are exempt from taxation.

See Note 17 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion on our income taxes, which is incorporated herein by reference.

FINANCIAL CONDITION

Total assets increased 2.4% to $7.1 billion at December 31, 2005, compared to $7.0 billion at December 31, 2004.

Securities

Securities decreased 6.8% to $1.5 billion at December 31, 2005, compared to $1.6 billion at December 31, 2004. The decrease in our security portfolio resulted from the execution of our interest risk rate strategy whereby we positioned ourselves to be slightly net asset sensitive. Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions, securities sold under repurchase agreements, and Federal Home Loan Bank (or “FHLB”) advances.

During 2004, we transferred a portion of our available-for-sale securities portfolio to the held-to-maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had an unrealized loss of $5.4 million at the time of transfer. We made this transfer after evaluating our asset / liability position, IRR status, tangible equity level, and our intention and ability to hold these securities until maturity.

At December 31, 2005, $869.2 million, or 58.2%, of our total securities were invested in mortgage and mortgage related securities, as compared to $1.0 billion, or 64.4%, at December 31, 2004. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal repayments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three and a half years.

See Note 2 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information concerning the composition and maturity of our investment security portfolio and other information regarding the investment securities portfolio, which is incorporated herein by reference.

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. Our lending operations are primarily located in a market area that is dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely affect us through diminished loan demand and loan credit quality deterioration.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table presents the composition of our loan portfolio at the dates indicated.

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial	$2,067,873	44.5%	$1,988,465	45.4%	$1,958,860	44.2%	$2,118,603	44.9%	$1,934,641	44.0%
Term real estate—commercial	1,389,329	29.9	1,597,756	36.5	1,636,356	36.9	1,610,277	34.2	1,407,300	32.0

Total commercial	3,457,202	74.4	3,586,221	81.9	3,595,216	81.1	3,728,880	79.1	3,341,941	76.0
Real estate construction and land	644,883	13.9	479,113	10.9	537,079	12.1	710,990	15.1	744,127	16.9
Residential mortgage	266,263	5.7	22,982	—	—	—	—	—	—	—
Real estate other	263,164	5.7	268,755	6.1	273,504	6.2	251,665	5.3	246,117	5.6
Consumer and other	108,833	2.3	145,065	3.3	167,593	3.8	166,331	3.5	204,483	4.6

Total loans, gross	4,740,345	102.0	4,502,136	102.2	4,573,392	103.2	4,857,866	103.0	4,536,668	103.1
Deferred fees and costs, net	(12,376)	(0.3)	(13,902)	(0.3)	(14,491)	(0.3)	(15,245)	(0.3)	(15,362)	(0.3)

Total loans, net of deferred fees and costs	4,727,969	101.7	4,488,234	101.9	4,558,901	102.9	4,842,621	102.7	4,521,306	102.8
Allowance for loan and lease losses	(82,159)	(1.7)	(107,517)	(1.9)	(124,489)	(2.9)	(127,972)	(2.7)	(122,547)	(2.8)

Total loans, net	$4,645,810	100.0%	$4,380,717	100.0%	$4,434,412	100.0%	$4,714,649	100.0%	$4,398,759	100.0%

Total loans, net of deferred loan fees and discounts increased by $239.7 million from December 31, 2004 to December 31, 2005. This increase primarily reflects increases in residential mortgage loans of $243.3 million, real estate construction and land loans of $165.8 million, and commercial loans of $79.4 million. These increases were partially offset by a decline in commercial term real estate loans of $208.4 million and consumer and other loans of $36.2 million. Residential mortgage loans increases include $233.0 million in loans purchased during 2005.

See “—FINANCIAL CONDITION—Property, Premises and Equipment” for information regarding the classification of certain lease contracts.

The following table presents the maturity distribution of our loan portfolio by type and the sensitivity of such loans to changes in interest rates at December 31, 2005.

	Term to final loan maturity						Total
	One year or less		One to five years		After five years
	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate
	(Dollars in thousands)
Commercial	$203,226	$418,756	$694,327	$186,790	$453,166	$111,608	$2,067,873
Term real estate—commercial	63,196	81,699	233,112	277,189	253,770	480,362	1,389,328
Real estate construction and land	23,265	453,404	69,716	88,099	8,219	2,180	644,883
Residential mortgage	—	—	—	—	—	266,263	266,263
Real estate other	23,733	48,010	16,157	15,523	10,493	149,249	263,165
Consumer and other	7,331	47,391	22,005	18,586	13,418	102	108,833

Total loans, gross	$320,751	$1,049,260	$1,035,317	$586,187	$739,066	$1,009,764	$4,740,345

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Nonperforming Assets and Other Risk Factors

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest paid due to financial difficulties of the borrower. A loan is not removed from the restructured loan category until it has performed in accordance with the agreed upon modified loan terms for three subsequent quarters after the quarter in which it was restructured. OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. Other nonperforming assets are primarily comprised of equipment leased to others.

The following table presents information concerning our nonperforming assets for the past five years.

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$71,094	$43,711	$61,700	$37,750	$30,970
OREO	—	—	—	397	—
Other nonperforming assets	631	569	877	823	—

Total nonperforming assets	$71,725	$44,280	$62,577	$38,970	$30,970

Restructured loans on accrual status	$290	$250	$240	$4,500	$—

Accruing loans past due 90 days or more	$—	$6	$—	$944	$5,073

Nonperforming loans to total loans	1.50%	0.97%	1.35%	0.78%	0.68%

Nonperforming assets to total assets	1.01%	0.64%	0.82%	0.48%	0.39%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	1.52%	0.99%	1.37%	0.91%	0.79%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	1.01%	0.64%	0.82%	0.55%	0.46%

The amount of interest revenue on nonaccrual loans prior to the loans becoming nonaccrual that was included in net income was $1.1 million during 2005, $2.6 million during 2004, and $2.2 million during 2003. The gross interest income, which includes foregone interest and interest revenue on nonaccrual loans prior to the loans becoming nonaccrual, that would have been recorded if nonaccrual loans had been current in accordance with their original terms, would have been $5.6 million during 2005, $4.4 million during 2004, and $4.4 million during 2003.

Restructured loans totaling $5.3 million at December 31, 2005, and $6.1 million at December 31, 2004 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during the year ended December 31, 2005 and 2004.

Interest income from restructured loans on accruing status totaled $6,400 during 2005, $6,000 during 2004, and $23,000 during 2003. The additional interest income that would have accrued on restructured loans on accruing status if they had performed in accordance with their original terms would have been $1,000 during 2005 and during 2004, and $4,000 during 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table presents information concerning our nonaccrual loans at December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Commercial:
Other commercial	$9,142	$13,207
Matsco	8,883	9,020
SBA	6,497	1,876

Total commercial	24,522	24,103
Real estate:
Term real estate—commercial	8,434	8,560
Real estate construction and land	323	10,552
Real estate mortgage	—	—
Real estate other	33,312	496

Total real estate	42,069	19,608
Consumer and other	4,503	—

Total nonaccrual loans	$71,094	$43,711

The increase in nonaccrual loans primarily related to a single client relationship that was placed on nonaccrual status during the second quarter of 2005 that totaled $36.8 million at December 31, 2005. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the full payoff of these loans during the first quarter of 2006. The payoff of these loans is described further in Note 26—Subsequent Events of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

We believe that we have a minimal loss exposure on the SBA loans, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonperforming assets based on current real estate collateral.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $10.9 million at December 31, 2005 and $14.6 million at December 31, 2004. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

In accordance with SFAS No. 114 and 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of loan impairment is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans effects our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $71.1 million at December 31, 2005, and $43.7 million at December 31, 2004. During the years ended December 31, 2005, 2004 and 2003, we recognized no interest income during the time within the year that the loans were deemed impaired. As of December 31, 2005 and December 31, 2004, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

The allowance for loan and lease losses represents management’s estimate of losses inherent in the existing loan portfolio. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by provisions for credit losses charged to expense and loan recoveries and reduced by negative provisions and loan charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning our allowance for loan and lease losses at the dates and for the years indicated.

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Period end gross loans outstanding	$4,740,345	$4,502,136	$4,573,392	$4,857,866	$4,536,668
Average gross loans outstanding	$4,545,370	$4,441,083	$4,674,798	$4,618,677	$4,296,463
Allowance for loan and lease losses:
Balance at beginning of period	$107,517	$124,489	$127,972	$122,547	$89,463
Allowance of entities acquired through acquisitions accounted for under purchase method of accounting	—	—	—	—	320
Charge-offs:
Commercial	(10,302)	(19,600)	(30,100)	(49,484)	(27,243)
Term real estate—commercial	—	(2,785)	(3,228)	(9,531)	—

Total commercial	(10,302)	(22,385)	(33,328)	(59,015)	(27,243)
Real estate construction and land	(3,102)	(2,005)	(2,595)	—	—
Real estate mortgage	—	—	—	—	—
Real estate other	—	—	(54)	—	—
Consumer and other	(2,788)	(790)	(1,133)	(746)	(492)

Total charge-offs	(16,192)	(25,180)	(37,110)	(59,761)	(27,735)

Recoveries:
Commercial	3,841	6,769	4,588	4,605	2,383
Term real estate—commercial	3	—	36	20	—

Total commercial	3,844	6,769	4,624	4,625	2,383
Real estate construction and land	144	392	593	1	—
Real estate mortgage	—	—	—	—	—
Real estate other	—	4	—	—	—
Consumer and other	912	325	253	228	142

Total recoveries	4,900	7,490	5,470	4,854	2,525

Net charge-offs	(11,292)	(17,690)	(31,640)	(54,907)	(25,210)
Provision for loan and leases losses charged to income(1)	(14,066)	718	28,157	60,332	57,974

Balance at end of period	$82,159	$107,517	$124,489	$127,972	$122,547

Net charge-offs to average loans outstanding during the period	0.24%	0.39%	0.67%	1.18%	0.58%

Allowance as a percentage of period end loans outstanding	1.73%	2.39%	2.72%	2.63%	2.70%
Allowance as a percentage of non-performing loans	115.56%	245.97%	201.76%	339.00%	395.70%

(1)	Includes $3.5 million in 2001 to conform to our allowance methodologies which are included in mergers and related costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The provision for credit losses includes the provision for loan and lease losses, shown in the table above, and the provision for unfunded credit losses. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the provision for credit losses and reserves for unfunded credit commitments for the three years ended December 31, 2005, see “RESULTS OF OPERATIONS—Provision for Credit Losses,” above.

The methodology used to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component.

Individual Impairment Component

The individual loan impairment component of the allowance for loan losses and the reserve for unfunded commitments is equal to the aggregate amount of specific reserves that are established for impaired loans as defined by SFAS No. 114 and 118. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the impairment amount by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when we believe the impaired value has a degree of uncertainty and the occurrence of a specific future event will permit us to determine a more precise impairment amount. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses and reserve for unfunded commitments was as follows at the dates indicated:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Specific reserves:
Individual loan impairment reserve	$10,871	$14,615
Reserve for unfunded credit commitments	121	1,862

Total individual impairment component	$10,992	$16,477

The decrease in the individual impairment component from December 31, 2004 to December 31, 2005 resulted from a decrease in estimated loss exposure associated with impaired loans.

Pool Analysis Component

The pool analysis is a migration-based analysis and is performed in two steps. The first step, a migration based pool analysis, includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates are calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation. In 2005 we also began adjusting these rates to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. Finally, we apply an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss. This first step of the pool analysis resulted in a required allowance for loan and lease losses and reserve for unfunded credit commitments as follows:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Migration-based pool analysis:
Allowance for loan and lease losses	$49,962	$55,799
Reserve for unfunded credit commitments	6,014	2,128

Total migration-based pool analysis component	$55,976	$57,927

Overall improvement in credit quality resulted in a decrease in this component of our allowance for loan and lease losses. That decrease was offset by the effect of the enhancement to our methodology to account for macro and regional economic issues. This enhancement resulted in a reallocation of a portion of the allowance for loan and lease losses from the estimated unidentified incurred loss to the migration-based pool component of the overall pool analysis totaling $19.3 million. Additional enhancements made in 2005 incorporated increased analysis of loss exposure and probability of default associated with both historical loss rates and known qualitative factors present in various major segments of the loan portfolio that further increased this component of our allowance for loan and lease losses.

The majority of the increase in the reserve for unfunded commitments is related to an increase in the balance of loan commitments (primarily construction loans) that have not yet been funded.

The second step of the pool analysis is an estimate of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, the loss of a major tenant in this example, and our knowledge of this event. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets. This portion of our pool analysis resulted in the following estimated unidentified incurred loss at the dates indicated:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Estimated unidentified incurred loss:
Allowance for loan and lease losses	$21,326	$37,103
Reserve for unfunded credit commitments	1,144	2,492

Total estimated unidentified incurred loss	$22,470	$39,595

The decrease in the estimated unidentified incurred loss was a result of a modification to our methodology implemented during 2005 that resulted in a reallocation of $19.3 million of the allowance for loan and lease losses from the estimation of unidentified incurred loss to the migration-based pool component of the overall pool analysis. Previously, we calculated the unidentified incurred loss using a broad range, and selected a point at the highest end of the range based on management’s analysis of certain macro and regional economic factors. As discussed above, we now consider the impact of macro and regional economic factors in determining the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

probability of default rates. Therefore, we now assume that a lower fixed percentage of pass-rated credits have unidentified incurred loss. The decrease resulting from this modification was partially offset by other changes to factors impacting estimated unidentified incurred loss.

Total Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total allowance for loan and lease losses and reserve for unfunded commitments resulting from our methodology was as follows at the dates indicated:

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Allowance for loan and lease losses	$82,159	$107,517
Reserve for unfunded credit commitments	7,279	6,482

Total reserves	$89,438	$113,999

The pool analysis component of our allowance for loan and lease losses decreased $19.5 million as a result of improvement in overall credit quality. The enhanced methodology for the pool analysis resulted in an additional $2.1 million decrease in the allowance for loan and lease losses.

Subsequent to December 31, 2005, the Bank received principal payments from two significant loan relationships. These principal payments provided additional information concerning the evaluation of realizability that was made as of December 31, 2005. Accordingly, these payments resulted in a reduction of our individual loan impairment reserve of $5.7 million and a reduction of $1.5 million to the migration-based pool analysis. This resulted in a $7.2 million overall reduction in our allowance for loan and lease losses effective as of December 31, 2005. These payments are described further in Note 26 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The following table presents an analysis of the allocation of our allowance for loan and losses at the dates indicated and the percentage of loans in each category to gross loans. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

	As of December 31,
	2005		2004		2003
	Amount	Percentage of loans in category to gross loans	Amount	Percentage of loans in category to gross loans	Amount	Percentage of loans in category to gross loans
	(Dollars in thousands)
Commercial	$51,970	43.62%	$46,981	44.17%	$54,686	42.84%
Term real estate—commercial	16,414	29.31%	37,963	35.49%	26,412	35.78%

Total commercial	68,384	72.93%	84,944	79.66%	81,098	78.62%
Real estate construction and land	8,440	13.60%	12,571	10.64%	7,672	11.74%
Real estate mortgage	1,678	5.62%	390	0.51%	—	0.00%
Real estate other	2,067	5.55%	6,473	5.97%	5,450	5.98%
Consumer and other	1,590	2.30%	3,139	3.22%	3,533	3.66%

Total allocated	82,159	100.00%	107,517	100.00%	97,753	100.00%
Unallocated	—		—		26,736

Total	$82,159	100.00%	$107,517	100.00%	$124,489	100.00%

	As of December 31,
	2002		2001
	Amount	Percentage of loans in category to gross loans	Amount	Percentage of loans in category to gross loans
	(Dollars in thousands)
Commercial	$64,839	43.61%	$64,049	42.64%
Term real estate—commercial	20,715	33.15%	19,872	31.02%

Total commercial	85,554	76.76%	83,921	73.66%
Real estate construction and land	10,233	14.64%	9,904	16.40%
Real estate mortgage	—	0.00%	—	0.00%
Real estate other	2,920	5.18%	6,010	5.43%
Consumer and other	1,604	3.42%	2,238	4.51%

Total allocated	100,311	100.00%	102,073	100.00%
Unallocated	27,661		20,474

Total	$127,972	100.00%	$122,547	100.00%

As part of the enhancements to our methodology, the portions of the allowance for loan and lease losses and the reserve for unfunded credit commitments that were designated as unallocated as of December 31, 2003, 2002 and 2001 were recharacterized and allocated as estimated unidentified incurred losses as part of the second step of our migration-based pool analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Property, Premises and Equipment

Property, premises and equipment increased by $3.8 million to $104.0 million at December 31, 2005, as compared to $100.3 million at December 31, 2004. The primary reason for this increase is the $8.7 million increase in equipment leased to others, net of accumulated depreciation. The equipment leased to others, net of accumulated depreciation, was $64.1 million at December 31, 2005, compared to $55.4 million at December 31, 2004. This increase is the result of the growth in the size of the operating lease portfolio.

Lease contracts are categorized as direct financing leases or operating leases in accordance with the definitions in SFAS No. 13, “Accounting for Leases” (or “SFAS No. 13”). Direct financing leases are included in our loan portfolio and operating leases are included in property, premises and equipment. The primary reason most of our operating leases are categorized as such is because the net present value of the payments do not meet or exceed 90% of the fair value of the leased asset on those leases. Beginning in 2005, we insured a portion of the residual value of leased assets on certain leases that would otherwise qualify as operating leases. By insuring a portion of the residual value, we are then allowed to include the insured portion of the residual in the payment stream for purposes of performing the 90% minimum lease payment test to determine if the lease contract qualifies as a direct financing lease. During 2005, we originated lease contracts with an original equipment cost of $14.0 million whose residual value is partially insured, and as a result are classified as direct financing leases.

Deposits

Total deposits remained at $5.1 billion at December 31, 2005 and 2004. Total core deposits, which exclude brokered and other institutional time deposits, decreased by $242.0 million during 2005 to $4.6 billion at December 31, 2005. The decrease in core deposits reflects a decline in large title company, venture fund and specialty deposits.

We had $91.2 million in brokered deposits at December 31, 2005, compared to $83,000 at December 31, 2004. Other institutional time deposits were $402.5 million at December 31, 2005, compared to $295.9 million at December 31, 2004.

For information regarding the maturity distribution of our time deposits see Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which is incorporated herein by reference. See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

Borrowings

Borrowings were $1.0 billion at December 31, 2005 and $789.0 million at December 31, 2004. At December 31, 2005, borrowings consisted of FHLB advances, securities sold under agreement to repurchase, subordinated debt, senior notes, CODES, and other notes payable. Borrowings increased through a $221.2 million increase in FHLB advances and $149.6 million increase in Senior Notes due 2010. This was partially offset by a $159.1 million decrease in CODES due 2024 as a result of our repurchases. The increase in the FHLB advances was primarily to support loan fundings given the contraction in our core deposit base as well as the overall growth in the loan portfolio.

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of December 31, 2005. This facility replaced a short-term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. Under these credit facilities, no advances were outstanding at December 31, 2005 and December 31, 2004, no average balances were outstanding during the year ended December 31, 2005 and the year ended December 31, 2004 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

no amounts were outstanding at any month-end during the year ended December 31, 2005 and the year ended December 31, 2004. We paid commitment fees on these credit facilities totaling $310,000 during the year ended December 31, 2005 and $220,000 during the same period in 2004. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of the holding company or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We are in compliance with all related credit facility covenants.

See Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning borrowings, which is incorporated herein by reference.

Liquidity and Cash Flow

Our liquidity management objective is to maintain our ability to meet day-to-day obligations as they come due and to allow the Bank to meet the funding needs of its clients while avoiding carrying excess cash and cash equivalent balances due to their low-yielding nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally through FHLB advances, brokered certificates of deposits, and securities sold under repurchase agreements.

Net cash provided by operating activities totaled $129.0 million during 2005, as compared to $92.0 million during 2004 and $164.0 million during 2003.

Cash used in investing activities totaled $223.8 million during 2005 as compared to cash provided by investing activities of $581.7 million during 2004 and $440.7 million during 2003. The net use of cash for loans was $248.6 million during 2005 as compared to cash provided by loans, net of $6.4 million during 2004 and $164.0 million during 2003. The increased usage of cash for loans was a result of growth in our loan portfolio during 2005. Net cash provided by securities, including maturities, partial paydowns, sales and purchases, was $91.8 million during 2005 as compared to $599.2 million during 2004 and $294.7 million during 2003. The decrease in cash provided by securities activities during 2005 was a result of slowing of the prepayment rate of our securities portfolio. Management of our security portfolio is described above under the heading “Net Interest Income—Our Interest Rate Risk Management Strategy.”

Net cash provided by financing activities was $74.4 million during 2005 compared to cash used by financing activities of $778.0 million during 2004 and $643.4 million during 2003. Short-term and long-term borrowings, including the repurchase of our CODES, resulted in a $203.6 million source of cash during 2005 as compared to a $493.4 million use of cash during 2004 and a $667.0 million use of cash during 2003. We manage our borrowing levels based on several factors, including liquidity needed to fund loan growth not funded through growth in deposits, the funding requirements of our securities portfolio, and precautionary liquidity requirements of the Bank and our holding company.

As of December 31, 2005, we did not have any material capital expenditure commitments.

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank and ABD, and therefore it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

the payment of fees, interest and principal on its line of credit, senior notes, subordinated debt, and CODES, and the payment of dividends on its capital stock.

During the year ended December 31, 2005, we repurchased 174,962 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.6 million on the repurchase of these units. The holding company also has a potential obligation to redeem the remaining CODES due 2024 during 2006, at which time the holding company may be required to redeem some or all of those CODES for cash at their accreted value, which will be $82.4 million. On April 23, 2004, certain holders of the CODES due 2022 exercised their put right and, as a result, we repurchased CODES with an accreted value of $74.1 million. Substantially all of the holding company’s revenues are obtained from interest received on its securities and dividends paid by our subsidiaries. See Note 9 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning our holding company’s obligations under its line of credit, senior notes, subordinated debt, and the CODES.

In April 2005, we issued $150.0 million in Senior Notes due 2010. The Senior Notes due 2010 have a coupon rate of 5.125% with semiannual payment dates on April 15th and October 15th commencing October 15, 2005. Proceeds from 5.125% Senior Notes, Series C, due April 15, 2010 (or “the Senior Notes due 2010”) are being used for general corporate purposes.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $125.6 million at December 31, 2005. We do not believe that these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations. See Note 8 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information concerning the holding company’s obligations under its line of credit, senior notes, subordinated debt and the CODES.

Capital Resources

Shareholders’ equity is our primary source of capital. See the CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY and Note 13 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of the components of shareholders’ equity and activities during 2005, 2004, and 2003, which is incorporated herein by reference.

An additional regulatory capital component is the Trust Preferred Securities issued by our subsidiary capital trusts that under applicable regulatory guidelines, qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of December 31, 2005 and 2004, those subsidiary trusts have $204.0 million in Trust Preferred Securities outstanding, all of which qualifies as Tier I capital. (See Note 11 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding these securities.)

A banking organization’s total regulatory qualifying capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, Trust Preferred Securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses and the reserve for unfunded credit commitments (subject to certain limitations), other perpetual preferred stock, Trust Preferred Securities (subject to certain limitations), certain other capital instruments and term subordinated debt (subject to certain limitations). Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan and lease losses and the reserve for unfunded credit commitments in supplementary capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The Federal Reserve and the OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at December 31, 2005 and December 31, 2004, and related minimum regulatory requirements were as follows:

	Non-regulatory capital ratios		Regulatory capital ratios
	Tangible common equity	Total tangible equity	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
December 31, 2005	5.56%	7.07%	10.41%	12.01%	13.26%
December 31, 2004	6.08%	7.63%	10.67%	13.01%	14.27%
The Bank:
December 31, 2005	10.35%	10.35%	11.90%	13.59%	14.85%
December 31, 2004	9.46%	9.48%	10.75%	13.27%	14.53%
Well-capitalized minimum	N/A	N/A	5.00%	6.00%	10.00%
Adequately capitalized minimum	N/A	N/A	4.00%	4.00%	8.00%

Our tangible total equity to asset ratio decreased from 7.63% at December 31, 2004 to 7.07% at December 31, 2005. Our tangible common equity to asset ratio decreased from 6.08% at December 31, 2004 to 5.56% at December 31, 2005. These decreases are primarily related to the increase in tangible assets and the decrease in tangible common equity; the latter reflecting $43.4 million of intangible asset additions related to the Lucini/Parish acquisition as well as the repurchase of $60.0 million of our common stock. In evaluating the adequacy of our tangible total equity and tangible common equity we evaluate the economic substance of our intangible assets. At December 31, 2005, total goodwill and other intangibles was $293.0 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations of recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and the value of other intangibles. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Common shareholders’ equity	$672,624	$659,250
Less: goodwill and other intangibles	(293,030)	(251,660)

Tangible common equity	$379,594	$407,590
Convertible preferred stock	103,387	103,816

Tangible equity	$482,981	$511,406

Total assets	$7,120,969	$6,951,171
Less: goodwill and other intangibles	(293,030)	(251,660)

Tangible assets	$6,827,939	$6,699,511

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2005.

	Total	Less than one year	One to three years	Four to five years	More than five years
	(Dollars in thousands)
Deposits	$5,058,539	$4,951,585	$74,277	$32,677	$—
Long-term borrowings	754,410	—	311,500	232,146	210,764
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	60,938	—	—	—	60,938

Total accrued contractual obligations	5,873,887	4,951,585	385,777	264,823	271,702

Operating lease obligations	113,674	20,460	46,857	11,472	34,885
Purchase obligations	8,789	8,789	—	—	—

Total off-balance sheet arrangements	122,463	29,249	46,857	11,472	34,885

Total contractual obligations	$5,996,350	$4,980,834	$432,634	$276,295	$306,587

Other information:
Contingent payments	$27,544	$14,081	$13,463	$—	$—
Commitment to fund loans	$1,507,314	$1,507,314	$—	$—	$—
Commitments under letters of credit	$111,964	$111,964	$—	$—	$—

The obligations are categorized by their contractual due dates. Approximately $527.4 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 12 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a further description of contingent payments, which is incorporated herein by reference.

We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

A “purchase obligation” is an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms including: (1) fixed or minimum quantities to be purchased, (2) fixed, minimum or variable price provisions, and (3) the approximate timing of the transaction. The definition of “purchase obligations” includes capital expenditures for purchases of goods or services over a five-year period. At December 31, 2005, we had potential unaccrued and unfunded commitments totaling $8.8 million on certain equity investments in venture capital funds, and partnerships and corporations that invest in CRA qualified assets. See Note 25 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of these potential unfunded commitments.

RESULTS BY BUSINESS SEGMENTS

During 2005, we changed the composition of our reportable business segments. We have four reportable business segments, which are community banking, treasury, Matsco, and ABD. In addition, we have four additional smaller operating segments that include Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company whose results are combined and reported in all other segments. Our business segments do not include the results of the holding company, bank administration and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

operations, the Greater Bay Real Estate Lending Group, and Corporate Finance as those units do not meet the definition of an operating segment. The results for these four units are included below in the reconciliation between business segment totals and our consolidated total. See Note 18 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of our business segment, intersegment revenues and expenses, intercompany allocation and the provision for income taxes, and additional information about the changes to operating segments presented.

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals, and other individuals.

The key measures we use to evaluate community banking’s performance are provided in the following table as of and for the years ended December 31, 2005, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$316,873	$289,637	$275,220
Interest expense	73,086	51,717	43,701

Net interest income before provision for / (recovery of) credit losses	243,787	237,920	231,519
Provision for / (recovery of) credit losses	5,282	10,608	21,128

Net interest income after provision for / (recovery of) credit losses	238,505	227,312	210,391
Non-interest income	14,377	15,727	18,259
Operating expenses	45,931	52,704	54,197

Income before provision for income taxes and intercompany allocation	$206,951	$190,335	$174,453

Balance sheet:
Assets	$3,015,684	$3,569,824	$3,933,963
Deposits	$4,760,022	$5,062,537	$4,688,865
Other Significant Segment Measures:
Average loans	$3,068,277	$3,277,706	$3,531,928
Yield earned on loans	7.06%	6.14%	6.32%
Net charge-offs	$5,282	$10,608	$21,128
Average interest-bearing deposits	$3,838,055	$4,042,476	$3,740,859
Rate paid on deposits	1.83%	1.23%	1.17%
Compensation and benefits	$23,389	$24,272	$25,679
Interest charges received from other segments and included in net interest income, net	$97,262	$86,319	$51,531

During 2005, community banking’s net income before provision for income taxes and intercompany allocations increased 8.73% to $207.0 million compared to $190.3 million for 2004. This increase was primarily due to an increase in net interest income, a decrease in provision for credit losses, and a decrease in total operating expenses. These factors were partially offset by a reduction in non-interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

During 2004, community banking’s net income before provision for income taxes and intercompany allocations increased 9.10% to $190.3 million compared to $174.5 million for 2003. This increase was primarily due to an increase in net interest income, a decrease in the provision for credit losses, and a decrease in total operating expenses. These factors were partially offset by a reduction in non-interest income.

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses increased to $238.5 million during 2005, compared to $227.3 million for 2004. The $11.2 million increase reflects a $15.4 million increase in interest income on loans, a $10.9 million increase in interest revenues received from other segments and a $5.3 million decrease in the provision for credit losses. These factors were partially offset by a $20.2 million increase in interest expense on deposits.

The specific factors affecting interest income, interest expense and the provision for credit losses include the following for 2005 compared to 2004:

•	Interest income on loans was $216.6 million for 2005, compared to $201.2 million during 2004. This increase is primarily the result of an increase in the average yields earned on loans and is reflective of higher wholesale market interest rates in 2005 compared to 2004. The average yield earned on loans for 2005 was 92 basis points higher than 2004;

•	Interest expense on deposits increased to $70.1 million for 2005 compared to $49.9 million during 2004. This increase was primarily due to an increase in the average interest rates paid which is reflective of higher wholesale market interest rates in 2005. The increase in the rate paid on deposits was partially offset by a decrease in average deposit balances during 2005. Our deposit base decrease is reflective of the cyclicality of large title company and venture fund; and

•	The provision for credit losses decreased by $5.3 million during 2005, as compared to 2004. The decline in the provision for credit losses is a result of the decline in period net charge-offs.

Net interest income after provision for credit losses increased to $227.3 million during 2004, compared to $210.4 million for 2003. This reflects a $34.8 million increase in interest revenues received from other segments and a decrease of $10.5 million in the provision for credit losses. These factors were partially offset by a decrease of $22.1 million in interest income on loans and an increase of $6.2 million in interest expense on deposits.

The factors affecting interest income, interest expense and the provision for credit losses include the following for December 31, 2004 compared to 2003:

•	Interest income on loans was $201.2 million for 2004 compared to $223.4 million during 2003. This decrease is primarily the result of a decline of $254.2 million in average interest-earning loans. The average yield earned on loans during 2004 was 18 basis points lower compared to 2003;

•	Interest charges received from other segments increased to $86.3 million during 2004 compared to $51.5 million during 2003 reflecting a higher average balance of intersegment fund sales;

•	Interest expense on deposits increased to $49.9 million during 2004 compared to $43.7 million during 2003. This increase was primarily due to an increase in the average interest rates paid and increased average deposit balance during 2004; and

•	The provision for credit losses decreased by $10.5 million during 2004, compared to 2003. The decline in the provision for credit losses is a result of the decline in period net charge-offs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Non-interest Income

Community banking’s non-interest income decreased during 2005 as compared to 2004 primarily as a result of a decrease in service charges and other fee income. Non-interest income decreased during 2004 as compared to 2003 primarily due to decreases in service charges and other fee income, loan fee income, and other miscellaneous income.

Operating Expenses

Community banking’s operating expense decreased during 2005 as compared to 2004, which was primarily related to decreases in compensation and benefits expense, occupancy and equipment expense, and legal and other professional fees. Compensation and benefits were $23.4 million at December 31, 2005 as compared to $24.3 million for 2004. Occupancy and equipment expenses were $12.5 million at December 31, 2005 as compared to $15.3 million for 2004. Legal and other professional fees were $1.2 million at December 31, 2005 as compared to $2.8 million for 2004. The decreased in occupancy and equipment expense occurred as a result of leaseholds and equipment becoming fully depreciated, and as a result of a change in how we charge our community banking segment for occupancy costs. During 2005, our lending segments were assessed market rental rates for their owned and leased premises by bank administration and operations and reimbursed for contracted lease and depreciation expense. In prior periods, those units paid contractual rates stated in the leases for those premises and incurred depreciation expense for owned premises. The decrease in legal and other professional fees were a result of charter integration and compliance related initiatives completed during 2004.

Community banking’s operating expense decreased during 2004 as compared to 2003. This decrease was primarily related to decreases in compensation and benefits expense and other expenses. Compensation and benefits expense was $24.3 million for 2004 compared to $25.7 million for 2003.

Balance Sheet

Loans decreased by $188.2 million during 2005 and $309.6 million during 2004. These declines reflect the general slowdown in the greater Bay Area lending markets. Additional decreases in assets during 2005 were a result of a reduction in discretionary cash and other assets associated with the consolidation of our back-office operations.

Deposits decreased by $302.5 million during 2005 and increased by $373.7 million during 2004. Changes in deposits primarily reflect volatility in large title company, venture fund and specialty deposits.

Treasury

Treasury manages the Bank’s investment portfolio, wholesale funding, and day-to-day liquidity position. Treasury’s assets are primarily comprised of the Bank’s securities portfolio and purchased residential mortgage loans. Treasury’s liabilities include wholesale fundings, which is comprised of brokered and institutional time deposits and the Bank’s non-deposit borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The key measures we use to evaluate treasury’s performance are provided in the following table as of and for the years ended December 31, 2005, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$76,451	$86,483	$100,953
Interest expense	81,159	71,341	65,478

Net interest income	(4,708)	15,142	35,475
Non-interest income	2,260	5,638	9,180
Operating expenses	141	361	—

Income / (loss) before provision for income taxes and intercompany allocation	$(2,589)	$20,419	$44,655

Balance sheet:
Assets	$1,699,575	$2,074,804	$2,673,750
Deposits	$493,672	$295,951	$748,870
Other Significant Segment Measures:
Average loans	$171,963	$700	$—
Yield earned on loans	4.46%	4.29%	N/A
Average securities	$1,463,531	$1,882,263	$2,268,237
Yield earned on securities	4.31%	4.20%	3.87%
Average interest-bearing deposits	$349,678	$381,982	$930,189
Rate paid on deposits	3.21%	1.35%	1.49%
Interest charges (paid)/received from other segments and included in net interest (expense)/income, net	$(52,373)	$(48,198)	$(13,331)

During 2005, treasury had a loss before provision for income taxes and intercompany allocations of $2.6 million compared to income before provision for income taxes and intercompany allocation of $20.4 million during 2004. Treasury reported a loss in 2005 as opposed to positive income during 2004 as a result of a change in its asset mix and changes in interest rates. These changes are reflected in a lower average investment portfolio balance, an increase in the rate paid for intersegment borrowings and rollover of maturing wholesale fundings in the context of a rising rate environment. As a result, interest expense exceeded interest income beginning in 2005. Treasury may continue to report such losses in future periods. Management evaluates the performance of the treasury segment based on several qualitative factors beside its income or loss before provision for income taxes and intercompany allocation. The qualitative factors include treasury’s success in positioning the Bank’s overall asset / liability position in order to achieve company-wide IRR goals and treasury’s management of day-to-day liquidity requirements. Treasury’s role in supporting these company-wide initiatives may require treasury to allocate its own asset mix in a manner that is unprofitable to the segment on a stand alone basis.

During 2004, treasury’s net income before provision for income taxes and intercompany allocations decreased 54.3% to $20.4 million compared to $44.7 million during 2003. This decrease was primarily due to a lower average investment portfolio balance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Net Interest Income

Net interest income decreased to a negative $4.7 million during 2005, compared to income of $15.1 million during 2004. The $19.9 million decrease reflects a $15.3 million decrease in interest income on securities, a $6.1 million increase in interest expense on brokered and institutional deposits and a $4.2 million increase in interest charges paid to other segments.

The specific factors affecting interest income and interest expense for 2005 compared to 2004 included the following:

•	Interest income on loans was $7.7 million for 2005 as compared to $30,000 during 2004. This increase is a result of an increase in the average balance of purchased residential mortgage loans;

•	Interest income on securities decreased to $61.7 million during 2005 compared to $77.0 million during 2004. The decreases was primarily a result of a decline in the average securities balances during 2005 as compared to 2004;

•	Intersegment interest expense (representing net interest charges paid to the other segments) was $52.4 million for 2005 as compared to $48.2 million during 2004 as net funding purchased from to other segments increased; and

•	Interest expense on brokered and institutional deposits was $11.2 million for 2005 as compared to $5.2 million during 2004. This increase was primarily due to an increase in the average deposit balance as well as an increase in the rate paid on deposits.

Net interest income decreased to $15.1 million during 2004 compared to $35.5 million during 2003. The decrease primarily reflects a $14.5 million decrease in interest income. This decrease was partially offset by a decrease of $8.7 million in interest paid on brokered and institutional deposits.

•	Interest income on securities decreased to $77.0 million for 2004 compared to $84.4 million during 2003. The decreases were primarily a result of a decline in the average security balance during 2004 as compared to 2003;

•	Interest expense on deposits decreased to $5.2 million for 2004 compared to $13.9 million during 2003. This decrease was primarily due to a decrease in both the average deposit balance as well as a decrease in the rates paid on deposits;

•	Intersegment interest expense (representing net interest charges paid to the other segments) was $48.2 million for 2004 as compared to $13.3 million during 2003 reflecting higher intersegment borrowings in 2004; and

•	Interest expense on wholesale borrowings was $18.0 million for 2004 as compared to $34.1 million for the same 2003 period. This decrease was due to a decrease in the average borrowings to $718.3 million for 2004 from $1.3 billion for 2003.

Non-interest Income

Non-interest income is primarily comprised of gain on the sale of securities and other income. Gain on sale of securities was $50,000 in 2005 as compared to $5.8 million in 2004. Other income increased to $2.2 million for 2005 as compared to $193,000 during 2004. Our gains and losses on the sale of securities are the result of security sales undertaken as part of our overall IRR position management as well as in consideration of other factors.

Gain on sale of securities decreased to $5.8 million in 2004 as compared to $9.2 million in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Balance Sheet

Securities decreased by $68.1 million during 2005 and $652.2 million during 2004. Purchased residential mortgage loans increased by $214.4 million in 2005 and $23.0 million in 2004. Brokered and institutional time deposits increased during 2005 by $197.7 million and decreased by $452.9 million during 2004.

Changes in securities and purchased loan balances reflect management’s investment preferences while changes in deposits reflect changes in treasury’s asset funding requirements together with net funding requirements of other business segments that treasury supports.

Matsco

Our Matsco division offers a complete range of financial products and services to meet the needs of dentists and veterinarians. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital and financing for retirement planning. These products are structured as either equipment leases or loans.

The key measures we use to evaluate Matsco’s performance are provided in the following table as of and for the years ended December 31, 2005, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$61,731	$58,250	$60,348
Interest expense	28,250	29,021	29,107

Net interest income before provision for credit losses	33,481	29,229	31,241
Provision for credit losses	7,365	5,080	10,520

Net interest income after provision for credit losses	26,116	24,149	20,721
Non-interest income	3,582	4,195	7,763
Operating expenses	13,426	13,204	13,921

Income before provision for income taxes and intercompany allocation	$16,272	$15,140	$14,563

Balance sheet:
Assets	$882,172	$774,605	$743,432
Other Significant Segment Measures:
Average loans	$804,306	$723,128	$682,318
Yield earned on loans	7.68%	8.06%	8.84%
Net charge-offs	$4,643	$5,520	$8,545
Compensation and benefits	$8,084	$8,698	$9,021
Interest charges (paid)/received from other segments and included in net interest (expense)/income, net	$(28,250)	$(29,020)	$(28,816)

During 2005, Matsco’s net income before provision for income taxes and intercompany allocation increased 7.5% to $16.3 million compared to $15.1 million during 2004. This increase was primarily due to an increase in interest income on loans and was partially offset by an increase in the provision for credit losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

During 2004, Matsco’s net income before provision for income taxes and intercompany allocation increased 3.96% to $15.1 million compared to $14.6 million during 2003. This increase was primarily due to decreases in total operating expenses and a decrease in the provision for credit losses.

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses increased to $26.1 million during 2005 compared to $24.1 million during 2004. The $2.0 million increase reflects a $3.5 million increase in interest income on loans and leases. This was partially offset by a $2.3 million increase in the provision for credit losses.

The specific factors affecting interest income and the provision for credit losses for December 31, 2005 compared to December 31, 2004 included the following:

•	Interest income on loans was $61.7 million for 2005 as compared to $58.3 million during 2004. This increase was primarily the result of an increase in the average balance of loans outstanding. This increase was partially offset by a decrease in the average yield earned during 2005 as compared to 2004; and

•	The provision for credit losses increased by $2.3 million for the year ended December 31, 2005 compared to 2004. This was primarily a result of growth in the loan and lease portfolio.

Net interest income after provision for credit losses increased to $24.1 million during 2004 compared to $20.7 million during 2003. The increase primarily reflects a $5.4 million decrease in the provision for credit losses.

The specific factors affecting interest income, interest expense, and the provision for credit losses for 2004 compared to 2003 included the following:

•	Interest income on loans was $58.3 million for 2004 as compared to $60.3 million during 2003. This decrease was primarily the result of the decrease in the average yield earned during 2004 as compared to 2003. This decrease was partially offset by an increase in the average balance of loans outstanding;

•	Intersegment interest expense (representing interest charges paid to the treasury business segment) was $29.0 million for 2004 as compared to $28.8 million during 2003; and

•	The provision for credit losses decreased by $5.4 million during 2004 as compared to 2003. The decrease reflects a reduction in the percentage of Matsco’s loan and lease balance held as reserves and a decrease in net charge-offs.

Non-interest Income

Non-interest income is primarily comprised of other loan related income, gain on sale of loans and other income. Other loan related income increased to $2.4 million during 2005 as compared to $1.8 million during 2004 and $1.7 million during 2003. These increases reflect the overall growth in the loan portfolio. Gain on sale of loans and leases decreased to $714,000 during 2004 as compared to $3.4 million for 2003. There were no such sale of loans and leases for 2005. The level of the gain on sale of loans is dependent on loan sale volumes and premiums paid by loan purchasers. Other income was $1.2 million for 2005, $1.7 million for 2004, and $2.7 million for 2003.

Operating Expenses

Operating expenses remained flat during 2005 as compared to 2004. Operating expenses decreased during 2004 as compared to 2003 primarily due to decreases in compensation and benefits expenses, legal and other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

professional fees offset by an increase in other expenses. Compensation and benefits expenses were $8.7 million during 2004 as compared to $9.0 million during 2003. Legal and other professional fees were $535,000 during 2004 compared to $1.1 million during 2003. Other expenses were $1.0 million in 2004 compared to $806,000 during 2003.

Balance Sheet

Assets increased during 2005 by $107.6 million and during 2004 by $31.2 million reflecting Matsco’s excess of loan originations over principal payoffs, loan sales and net charge-offs. An increase in Matsco’s intersegment borrowings provided funding to support loan portfolio growth.

ABD

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington and Nevada, and clients throughout the United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table as of and for the years ended December 31, 2005, 2004 and 2003. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$1,256	$1,212	$1,133
Interest expense	713	395	308

Net interest income	543	817	825
Insurance commissions and fees and non-interest income	155,257	131,227	117,921
Operating expenses	131,475	112,564	99,050

Income before provision for income taxes and intercompany allocation	$24,325	$19,480	$19,696

Balance sheet:
Assets(1)	$365,384	$325,617	$295,398
Other Significant Segment Measures:
Insurance commissions and fees	$154,390	$130,500	$117,508
Compensation and benefits	$95,060	$80,363	$71,710

(1)	Assets include goodwill of $210,668,000, $181,311,000 and $148,370,000 as of December 31, 2005, 2004, and 2003, respectively.

Insurance brokerage services’ income before provision for income taxes and intercompany allocation increased to $24.3 million during 2005 from $19.5 million during 2004 and $19.7 million during 2003.

Insurance Commissions and Fees and Other Non-interest Income

ABD’s primary source of revenue is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. These fees were $154.4 million during 2005, $130.5 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

during 2004, and $117.5 million during 2003. These increases are the result of organic growth as well as the acquisition of Lucini/Parish in May 2005, which generated insurance commissions and fees of $14.3 million from the date of acquisition through December 31, 2005, and the acquisition of S&C in July 2003. S&C’s revenues were $14.9 million during 2005, $12.8 million during 2004 and $5.5 million during the six months of 2003 following the acquisition.

Operating Expenses

ABD’s principal expenses are compensation and benefits, occupancy and equipment, and intangible asset amortization. Compensation and benefits were $95.1 million, $80.4 million and $71.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increases were primarily related to ABD’s organic growth and the acquisition of Lucini/Parish, which resulted in compensation and benefits expenses of $8.2 million from the date of acquisition through December 31, 2005, and the acquisition of S&C in 2003.

All Other Segments

Our other operating segments include capital equipment lease financing through our Greater Bay Capital division, asset-based lending and accounts receivable factoring through our Greater Bay Business Funding loans to small businesses on which the SBA generally provides guarantees, and the Greater Bay Trust Company, which provides trust services to support the trust needs of the Bank’s clients. These services include, but are not limited to custodial, investment management, estate planning and employee benefit plan services.

RECENT ACCOUNTING DEVELOPMENTS

See Note 22 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of recent accounting developments, which is incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Economic Value Interest Rate Sensitivity

Interest rate sensitivity is computed by estimating the changes in economic value over a range of potential yield curve shocks. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on implied forward market rates of interest, adjusted for assumed shock scenario interest rate changes. The following table shows our projected percentage change in economic value sensitivity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates remain static.

	Projected change in economic value
Change in interest rates	December 31, 2005	December 31, 2004
100 basis point rise	1.9%	-0.7%
100 basis point decline	-3.3%	-2.5%

The economic value sensitivity from December 31, 2004 to December 31, 2005 has shifted slightly, primarily due to changes in wholesale rate levels, decreased investment portfolio duration, and extended liability durations.

Forecasted Net Interest Income Interest Rate Sensitivity

The impact of interest rate changes on the next 12-months’ net interest income is measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in response to interest rate movements. Income for the next 12 months is calculated using the implied forward curve and for immediate and sustained parallel yield curve shocks.

The income simulation model includes various assumptions about the repricing behavior for each product and new business volumes and rate behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate non-term deposit products are assumed to reprice more slowly, usually changing less than the assumed wholesale market rate change. The following table shows our projected percentage change in 12-month net interest income as a consequence of parallel yield curve shocks from the level forecasted if wholesale market rates remain static:

	Projected change in net interest income
Change in interest rates	December 31, 2005	December 31, 2004
100 basis point rise	0.9%	0.8%
100 basis point decline	-0.3%	-1.6%

The change in net interest income sensitivity from December 31, 2004 to December 31, 2005 was relatively stable with a slight shift toward a more asset sensitive position.

FINANCIAL STATEMENTS

GREATER BAY BANCORP AND SUBSIDIARIES

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Greater Bay Bancorp (or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”). Based on that assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page A-42.

/s/ BYRON A. SCORDELIS
Byron A. Scordelis President and Chief Executive Officer

/s/ JAMES S. WESTFALL
James S. Westfall Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Greater Bay Bancorp:

We have completed integrated audits of Greater Bay Bancorp’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, CA March 22, 2006

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(Dollars in thousands)
A S S E T S
Cash and cash equivalents	$152,153	$171,657
Securities:
Securities available for sale, at fair value	1,010,895	1,116,882
Securities held to maturity, at amortized cost (fair value: $442,820 and $465,330)	441,912	456,371
Other securities	40,777	29,015

Total securities	1,493,584	1,602,268
Loans, net of deferred fees and costs	4,727,969	4,488,234
Allowance for loan and lease losses	(82,159)	(107,517)

Total loans, net	4,645,810	4,380,717
Property, premises and equipment, net	104,030	100,270
Goodwill	243,289	212,432
Other intangible assets	49,741	39,228
Interest receivable and other assets	432,362	444,599

Total assets	$7,120,969	$6,951,171

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Deposits	$5,058,539	$5,102,839
Borrowings	1,008,113	788,975
Other liabilities	265,607	283,670

Total liabilities	6,332,259	6,175,484

Minority interest: preferred stock of real estate investment trust subsidiaries	12,699	12,621

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized:
Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated; 2,026,553 and 2,035,431 shares issued and outstanding as of December 31, 2005 and 2004, respectively	103,387	103,816
Common Stock, no par value: 160,000,000 shares authorized; 49,906,058 and 51,179,450 shares issued and outstanding as of December 31, 2005 and 2004, respectively	276,670	263,190
Unearned compensation	(4,588)	(1,907)
Accumulated other comprehensive loss	(27,683)	(18,474)
Retained earnings	428,225	416,441

Total shareholders’ equity	776,011	763,066

Total liabilities and shareholders’ equity	$7,120,969	$6,951,171

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Loans	$323,098	$289,736	$315,106
Securities:
Taxable	62,042	78,744	82,982
Tax—exempt	3,983	4,435	4,813

Total interest on securities	66,025	83,179	87,795
Other interest income	1,660	3,584	4,818

Total interest income	390,783	376,499	407,719

INTEREST EXPENSE
Deposits	78,078	53,465	57,684
Long-term borrowings	34,754	27,145	33,171
Short-term borrowings	10,741	10,266	18,983

Total interest expense	123,573	90,876	109,838

Net interest income	267,210	285,623	297,881
Provision for / (recovery of) credit losses	(13,269)	5,521	28,195

Net interest income after provision for / (recovery of) credit losses	280,479	280,102	269,686

NON-INTEREST INCOME
Insurance commissions and fees	154,390	130,500	117,508
Rental revenues on operating leases	18,302	11,549	5,582
Service charges and other fees	10,448	10,457	11,372
Loan and international banking fees	7,708	7,045	9,392
Bank owned life insurance	7,547	6,860	6,150
Trust fees	4,301	3,838	3,314
Gain on sale of loans	478	2,481	4,458
Gain on sale of securities, net	342	8,370	8,759
Other income	8,416	5,485	5,007

Total non-interest income	211,932	186,585	171,542

OPERATING EXPENSES
Compensation and benefits	200,657	182,162	175,423
Occupancy and equipment	44,123	44,010	40,898
Legal costs and other professional fees	18,015	20,910	16,594
Depreciation—equipment leased to others	15,226	9,647	4,615
Amortization of intangibles	7,876	8,286	7,180
Other expenses	50,164	49,300	47,498

Total operating expenses	336,061	314,315	292,208

Income before provision for income taxes	156,350	152,372	149,020
Provision for income taxes	59,123	59,453	57,017

Net income	$97,227	$92,919	$92,003

Net income per common share—basic	$1.77	$1.68	$1.65

Net income per common share—diluted	$1.64	$1.50	$1.62

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income	$97,227	$92,919	$92,003

Other comprehensive loss:
Unrealized net losses on securities:
Unrealized net holding losses arising during period (net of taxes of $(6.9) million, $(5.8) million and $(10.7) million for the three years ended December 31, 2005, 2004 and 2003, respectively)	(9,480)	(8,264)	(15,333)
Less: Reclassification adjustment for net gains included in net income, net of taxes	(198)	(4,850)	(3,454)

Net change	(9,678)	(13,114)	(18,787)
Cash flow hedge:
Net gains/(losses) arising during the period (net of taxes of $0, $395,000, and $304,000 for the years ended December 31, 2005, 2004 and 2003, respectively)	—	544	435
Less: Reclassification adjustment for income included in net income, net of taxes	—	(544)	(63)

Net change	—	—	372
Additional minimum pension liability adjustments (net of taxes (of $369,000, $4.0 million and $0 for the years ended December 31, 2005, 2004 and 2003, respectively)	469	(5,569)	—

Other comprehensive loss	(9,209)	(18,683)	(18,415)

Comprehensive income	$88,018	$74,236	$73,588

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2005, 2004 and 2003

	Common Stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Convertible preferred stock	Total shareholders’ equity
	Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2002	51,577,795	$234,627	$(1,450)	$18,624	$348,358	$80,900	$681,059
Net income	—	—	—	—	92,003	—	92,003
Other comprehensive loss, net of taxes:
Unrealized net losses on securities	—	—	—	(18,787)	—	—	(18,787)
Change in fair value of derivative financial instruments, net of reclassifications	—	—	—	372	—	—	372
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	10,852	10,852
Stock options exercised	649,209	7,987	—	—	—	—	7,987
Tax benefit on stock options exercised		5,599	—	—	—	—	5,599
Restricted stock grants	38,667	669	1,106	—	—	—	1,775
Stock issued in Employee Stock Purchase Plan	223,293	2,957	—	—	—	—	2,957
Stock issued in Dividend Reinvestment Plan	40,886	811	—	—	—	—	811
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(5,912)	—	(5,912)
Cash dividend declared of $0.54 per share of common stock	—	—	—	—	(28,199)	—	(28,199)

Balance, December 31, 2003	52,529,850	252,650	(344)	209	406,250	91,752	750,517

Net income	—	—	—	—	92,919	—	92,919
Other comprehensive loss, net of taxes:
Unrealized net losses on securities	—	—	—	(13,114)	—	—	(13,114)
Minimum pension liability adjustment	—	—	—	(5,569)	—	—	(5,569)
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	12,197	12,197
Conversion of convertible preferred stock	4,402	133	—	—	—	(133)	—
Stock options exercised	563,117	14,075	—	—	—	—	14,075
Tax benefit on stock options exercised		1,716	—	—	—	—	1,716
Restricted stock grants	74,528	2,134	(1,563)	—	—	—	571
Stock issued in Employee Stock Purchase Plan	150,209	3,467	—	—	—	—	3,467
Stock issued in Dividend Reinvestment Plan	29,016	829	—	—	—	—	829
Stock repurchased	(2,171,672)	(11,814)	—	—	(47,398)	—	(59,212)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(6,613)	—	(6,613)
Cash dividend declared of $0.57 per share of common stock	—	—	—	—	(28,717)	—	(28,717)

Balance, December 31, 2004	51,179,450	263,190	(1,907)	(18,474)	416,441	103,816	763,066

Net income	—	—	—	—	97,227	—	97,227
Other comprehensive loss, net of taxes:
Unrealized net losses on securities	—	—	—	(9,678)	—	—	(9,678)
Minimum pension liability adjustment	—	—	—	469	—	—	469
7.25% convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	572	572
Conversion of convertible preferred stock	7,407	226	—	—	—	(226)	—
Stock options exercised	728,566	12,069	—	—	—	—	12,069
Tax benefit on stock options exercised		6,029	—	—	—	—	6,029
Restricted stock grants	175,875	4,320	(2,681)	—	—	—	1,639
Stock issued in Employee Stock Purchase Plan	102,991	2,145	—	—	—	—	2,145
Stock issued in Dividend Reinvestment Plan	38,116	958	—	—	—	—	958
Stock repurchased	(2,326,347)	(12,267)	—	—	(47,736)	(775)	(60,778)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(7,340)	—	(7,340)
Cash dividend declared of $0.60 per share of common stock	—	—	—	—	(30,367)	—	(30,367)

Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	$103,387	$776,011

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows—operating activities
Net income	$97,227	$92,919	$92,003
Reconcilement of net income to operating cash flows, net
Provision for / (recovery of) credit losses	(13,269)	5,521	28,195
Depreciation and amortization	27,536	24,156	26,597
Amortization of intangible assets	7,876	8,286	7,180
Accretion of discount on borrowings	5,502	4,216	1,649
Deferred income taxes	5,197	10,201	1,418
Loss on sale of other real estate owned	—	328	418
Gain on sale of loans	(478)	(2,481)	(4,458)
Gain on sale of securities, net	(343)	(8,370)	(8,759)
(Gain) / loss on other securities and other investments, net	(1,699)	1,091	878
(Gain) / loss on sale of disposal of other property, premises and equipment	(1,365)	(476)	—
Gain on retirement of long-term borrowings and repurchase of CODES	(2,357)	—	—
Changes in assets and liabilities net of effects from purchase of business combinations:
Accrued interest receivable and other assets	(590)	(40,310)	(43,934)
Accrued interest payable and other liabilities	6,641	(3,090)	62,862

Operating cash flows, net	129,878	91,991	164,049

Cash flows—investing activities
Maturities and partial paydowns on securities:
Available-for-sale	244,513	616,768	2,039,409
Held-to-maturity	139,469	88,234	—
Purchase of securities:
Available-for-sale	(200,664)	(842,124)	(2,303,395)
Held-to-maturity	(123,376)	(116,401)	—
Other securities and other investments	(31,002)	(11,570)	—
Proceeds from sale of securities:
Available-for-sale	44,253	823,338	546,090
Other securities and other investments	18,647	40,926	12,591
Loans originated and purchased net of principal collections	(248,630)	6,443	163,965
Proceeds from sale loans	2,549	43,834	64,657
Payment for business combinations, net of cash acquired	(40,710)	(22,121)	(23,621)
Proceeds from sale of other real estate owned	—	3,227	2,479
Purchase of equipment leased to others	(26,088)	(32,562)	(27,147)
Purchase of other property, premises and equipment	(5,677)	(7,853)	(8,267)
Proceeds from disposal of property, premises and equipment	2,892	2,334	—
Purchase of bank-owned life insurance	—	(10,730)	(26,058)

Investing cash flows, net	(223,824)	581,743	440,703

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows—financing activities
Net change in deposits	(44,300)	(209,828)	40,394
Net change in short-term borrowings with original maturity of three months or less	85,000	(20,000)	(267,400)
Proceeds from other short-term borrowings	50,000	485,000	596,000
Principal repayment—other short-term borrowings	(50,000)	(1,092,000)	(1,057,456)
Proceeds from long-term borrowings	433,374	240,495	147,924
Principal repayment—long-term borrowings	(157,466)	(31,782)	(86,080)
Repurchase and repayment of CODES	(157,262)	(75,123)	—
Net change from termination of derivative instruments	—	(275)	—
Proceeds from sale of Common Stock	15,172	20,087	17,354
Repurchase of Common Stock	(60,029)	(59,208)	—
Repurchase of convertible preferred stock	(748)	—	—
Cash dividends on Common Stock	(30,134)	(28,723)	(28,199)
Cash dividends on convertible preferred stock	(7,341)	(6,611)	(5,912)
Dividends paid on preferred stock of real estate investment trusts	(1,824)	—	—

Financing cash flows, net	74,442	(777,968)	(643,375)

Net change in cash and cash equivalents	(19,504)	(104,234)	(38,623)
Cash and cash equivalents at beginning of period	171,657	275,891	314,514

Cash and cash equivalents at end of period	$152,153	$171,657	$275,891

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$124,640	$97,750	$118,925

Income taxes	$53,139	$60,986	$33,437

Non-cash transactions:
Additions to other real estate owned	$—	$3,555	$2,500

Conversion of convertible preferred stock	$226	$133	$—

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association, and one commercial insurance brokerage subsidiary, ABD.

On February 1, 2004, we completed the merger of our wholly owned bank subsidiaries into Mid-Peninsula Bank, which was renamed Greater Bay Bank, National Association. The Bank has continued to operate in the same communities and under the same names as before the merger. These mergers did not impact our consolidated balance sheets and statements of operations or require a restatement of previously reported results.

The Bank provides a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Through our network of banking offices, we engage in a broad array of lending activities, including commercial, real estate, and consumer loans. In addition, we offer specialty finance products including asset-based lending, accounts receivable factoring, loans to small businesses on which the SBA generally provides guarantees, capital lease equipment financing, and loans and lease products tailored to the dental and veterinary health professions. Our banking offices, also offer a wide range of deposit products, including personal and business checking and savings accounts, time deposits, and individual retirement accounts. We also offer specialized services such as cash management, international trade finance, MasterCard and Visa merchant deposit, traveler’s checks, and safe deposit boxes. Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the needs of our business and private banking clients. These services include custodial, investment management, estate planning resources and employee benefit plan services.

ABD, with offices located in California, Washington, and Nevada, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

Consolidation and Basis of Presentation

Our accounting and reporting policies conform to generally accepted accounting principles (or “GAAP”) applicable in the United States, and the prevailing practices within the banking industry. The consolidated financial statements include the accounts of our holding company, and those subsidiaries that qualify for consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. We wholly own six trust subsidiaries that were formed for the purpose of issuing Trust Preferred Securities. These trust subsidiaries are not included in our consolidated results as we are not deemed to be their primary beneficiary. We also have other investments that are accounted for under the equity method pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” None of these equity investments meet the requirements for consolidation.

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2005 presentation. At December 31, 2004, we reclassified our reserve for unfunded credit commitments from the allowance for loan and lease losses to other liabilities for all periods presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods. The Bank is required by the Federal Reserve to maintain noninterest-earning cash reserves against certain deposit accounts. At December 31, 2005, the required reserves totaled approximately $5.0 million.

Securities and Other Investments

Securities consist primarily of fixed income securities. We classify our securities in one of two categories: available-for-sale or held-to-maturity. We do not purchase securities for the purpose of selling them in the near term, and therefore do not have any securities classified as trading securities. Held-to-maturity securities are those securities that we have the intent and ability to hold until maturity. Securities not included in held-to-maturity are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities, net of the related deferred tax effect, are reported as a separate component of shareholders’ equity until realized.

The fair value of most securities is based on quoted market prices. If quoted market prices are not available, fair values are estimated from the quoted prices of similar instruments.

Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. For those securities that we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income and new cost basis for the security is established. For all other temporary impairments on available-for-sale securities, the current period unrealized losses are recorded to other comprehensive income.

Many of the securities are purchased at a premium or discount. Except for mortgage-related securities, premiums and discounts are amortized/accreted over the contractual life of the security. For mortgage-related securities (i.e. securities that are collateralized by payments received from underlying mortgages), amortization or accretion is based on the estimated timing of the principal repayment of the securities, which includes the consideration of future estimated prepayments.

Securities transactions are recorded on a trade date basis. Gains and losses on the sales of securities are determined using the specific identification method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other securities includes investments in Federal Reserve Bank and FHLB stock that is classified as a restricted investment security, carried at cost, and evaluated for impairment based on the ultimate recoverability of the par value.

We have other equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in CRA qualified assets. These equity investments totaled $26.0 million at December 31, 2005 and $24.4 million at December 31, 2004, which were included in other assets. We had additional unfunded commitments totaling $9.9 million on these investments at December 31, 2005. Under equity accounting, we adjust our cost basis for these investments by recognizing our share of earnings or losses of the underlying investment in the current period. The recorded investment in low income housing tax credit partnerships also included unfunded commitments totaling $1.1 million at December 31, 2005 and $3.9 million at December 31, 2004. We have recorded a corresponding liability for these unfunded commitments. Unfunded commitments for venture capital funds and CRA related investments are not recorded.

Tax credits earned through our investment in low income housing tax credit partnerships are recorded as a reduction of the provision for income taxes in the periods those credits are earned in accordance with IRS statute.

Loans

Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Therefore, in certain instances commercial loans originated for the purpose of financing our clients’ commercial operations may also be secured by the borrowers’ residential property. Residential mortgage loans are comprised of loans secured by single-family residential properties originated for the purpose of acquiring or refinancing the existing mortgage on the collateral property. Real estate other is comprised of equity lines of credit, loans on multifamily residential properties and other real estate loans that do not fall under any of the other real estate loan category definitions. Our loan classifications for financial reporting purposes differ from the classifications used for regulatory reporting purposes that are based upon the nature of the collateral securing the loans.

Interest income is accrued on the outstanding loan balances using the interest method prescribed in the loan agreements. Loans are generally placed on nonaccrual status when the borrowers are past due 90 days unless the loan is well secured and in the process of collection. Loans are also placed on nonaccrual status when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is generally reversed and amortization of deferred loan fees is discontinued. Interest accruals are resumed prospectively on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Loans are stated at the principal amount outstanding, net of premiums and discounts resulting from deferred fees, deferred costs, and premiums and discounts paid on purchased loans. Premiums and discounts are deferred and amortized to interest income over the life of the loan, using the effective interest method. Loan commitment fees are amortized to interest income over the commitment period. When a loan is repaid, unamortized premiums and discounts are recognized in current period earnings. When a loan is sold, unamortized premiums and discounts are considered as part of the loan basis when computing the gain or loss on sale of the loan.

Other loan fees and charges representing service costs for the repayment of loans, for delinquent payments or for miscellaneous loan services are recognized when earned.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Sales and Servicing Assets

We originate loans to customers under the SBA programs that generally provide for SBA guarantees of 70% to 90% of each loan. We have the ability to sell a portion of these loans to investors and retain a portion of the unguaranteed part of the loan and the servicing rights on sold loans in our own portfolio. Federal funding support for the SBA programs depends on annual appropriations by the U.S. Congress.

SBA loans are sold with servicing retained. All other loan sales are servicing released. Gains on SBA loan sales are earned through the sale of a portion of the loan for an amount in excess of the adjusted carrying value, including unamortized premiums and discounts, of the portion of the loan sold. We allocate the carrying value of such loans between the portions sold, the portion retained and a value assigned to the right to service the loan based upon their relative fair values. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a method that approximates the interest method.

We periodically evaluate servicing assets for impairment. Fair value is determined using discounted estimates of future cash flows. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold to generate the servicing assets were predominately originated from the same SBA program, with similar terms in regards to interest rate index and term to maturity. As the serviced loans are sufficiently homogeneous in nature, the servicing asset is evaluated for impairment using a single strata based upon the fair value of the servicing rights as compared to amortized cost. Impairment to the asset is recorded if the fair value drops below net book value of the asset.

Direct Financing and Operating Leases

Lease contracts are categorized as direct financing leases or operating leases in accordance with the definition set out in SFAS No. 13. This categorization gives consideration to any insurance we may have on the value of the residual of the leased asset.

We defer the initial direct costs associated with the origination of all lease contracts. For direct financing leases, these deferred costs are amortized on a basis that achieves a constant periodic rate of return on the outstanding investment. For operating leases these deferred costs are amortized on a straight-line basis.

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

Rental revenues on operating leases are reported as income over the lease term as it becomes receivable according to the terms of the lease. The leased property is included in property, premises, and equipment.

Allowance for Loan and Lease Losses, the Reserve for Unfunded Credit Commitments and Impaired Loans

The allowance for loan and lease losses represents management’s estimate of losses inherent in the existing loan portfolio. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by provisions for credit losses charged to expense and loan recoveries and reduced by negative provisions and loan charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received. The methodology used

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component. See Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for more information on how we estimate these components of our allowance for loan and lease losses and the reserve for unfunded credit commitments.

In accordance with SFAS No. 114 and 118 loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection.

Property, Premises and Equipment

Property, premises, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The maximum estimated useful lives by asset classification, are as follows:

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

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the adoption of SFAS No. 142 was amortized on a straight-line basis over 20 years. Upon adoption of SFAS No. 142 in 2002, goodwill and other intangible assets deemed to have indefinite lives were no longer amortized, but instead are tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill. During the fourth quarters of 2005 and 2004, we completed the required annual impairment tests of goodwill. This assessment involves estimating the fair value of the reporting units to which the goodwill has been assigned based on the market values of comparable businesses and the present value of future period cash flows. In our 2005 evaluation of the impairment of goodwill related to ABD, we used a forecasted discount rate of 13.0% and a terminal value capitalization rate of 10.0%. For goodwill related to Matsco and CAPCO, we used a cash flow discount rate of 14.1% and a terminal value capitalization rate of 11.1%. For goodwill related to our community banking segment, we used a cash flow discount rate of 16.3% and a terminal value capitalization rate of 13.3%. Based upon these evaluations, our goodwill was not impaired at December 31, 2005 or December 31, 2004.

We review our other intangible assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Owned Life Insurance

We have investments in bank owned life insurance. The cash surrender value of these policies was $182.1 million at December 31, 2005 and $174.8 million at December 31, 2004 and is included in other assets. The income recognized on these polices was $7.5 million, $6.9 million and $6.2 million in 2005, 2004 and 2003, respectively. The excess of the one-time premium over the mortality cost of the policies is invested in assets that earn interest. However, since the policies are illiquid, the interest income from these policies is reported in other income. This income and the proceeds received upon the death of covered employees are generally tax exempt and will be used to fund certain benefit plans and other obligations.

Other Real Estate Owned

OREO consists of real property acquired through foreclosure on the collateral underlying defaulted loans. OREO is carried at the lower of cost or fair value less estimated selling costs, and is included in other assets. Cost includes the unpaid loan balance adjusted for applicable accrued interest, unamortized deferred loan fees and acquisition costs. In the event that the fair value less estimated selling costs is less than cost at the time of acquisition of the foreclosed property, the shortfall is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are reflected as charges to current operations. Development and improvement costs relating to the OREO that improves the value of the property are capitalized. Operating expenses of such properties, net of related income, are included in other expenses.

Securities Sold Under Agreements to Repurchase

We periodically enter into sales of securities under agreements to repurchase (or “reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financing activities. Accordingly, the securities underlying the agreements remain in the securities balance, and the obligations to repurchase securities sold are reflected as a liability. The securities underlying the agreements are delivered to the dealers who arrange the transactions. Under some agreements, the dealers may sell, lend, or otherwise dispose of the securities to other parties and agree to resell to us substantially identical securities at the maturities of the agreements.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded on the balance sheet at their estimated fair value. Where available, the fair value of derivative instruments is based on quoted market prices received from independent sources. However, active markets do not exist for all our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources are subjective and require the judgment of the independent sources regarding significant matters such as the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

We did not have any outstanding hedging activities at December 31, 2005 or 2004. Historically, we have entered into both cash flow and fair value hedge transactions, and may do so again in the future. We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (or “SFAS No. 133”).

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Minority Interest: Preferred Stock of Real Estate Investment Trust Subsidiaries

The preferred stock of the real estate investment trust subsidiaries is reported net of deferred issuance costs of $2.6 million as of December 31, 2005 and $2.7 million as of December 31, 2004. These costs are being amortized on a straight-line basis over the 20-year non-callable period for the underlying Series B Preferred Shares of CNBIT II and are included in other operating expenses.

Earnings Per Common Share and Share Amounts

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders adjusted for the effect of the assumed conversions by the weighted average number of common stock and potential common shares, which includes dilutive stock options, convertible preferred stock and the outstanding CODES on an if converted basis.

The diluted earnings per common share for the year ended December 31, 2003 have been restated to reflect the December 31, 2004 adoption of Financial Accounting Standards Board (or “FASB”) Emerging Issues Task Force (or “EITF”) Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and CODES due 2022 as potential common shares for purposes of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-8 have been excluded from this restatement.

Insurance Commissions and Fees

Commission income is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned, or the amounts can be reasonably estimated. Fee income is recognized ratably as services are rendered as most are paid in installments. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

Stock-Based Compensation

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (or “SFAS No. 123”) as amended, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method. Because we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and earnings per common share effects based on the SFAS No. 123 fair value methodology.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in our accounting for our stock option plan and our employee stock purchase plan. Accordingly, no compensation cost has been recognized for stock options granted from our stock option plan as the exercise prices of the options are at fair value of the underlying common stock on the date of grant. We record compensation costs for our restricted stock grants over the vesting period of the grants based on the fair

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the underlying common stock on the date of grant. Compensation costs for our restricted stock grants were $1.0 million during 2005, $579,000 during 2004 and $1.6 million during 2003. During 2005, we recorded $6,000 in compensation costs resulting from stock option modifications as compared to $1.2 million during 2004. No such compensation costs were recorded during 2003.

During 2005, we accelerated the vesting of otherwise unvested “out-of-the-money” stock options previously issued with an exercise price at or above $25.62. Additionally, we accelerated the vesting of “in-the-money” stock options with an exercise price at or above $25.54, which was $0.08 less than the closing price on December 30, 2005. The weighted average exercise price of all accelerated options was $28.22. All other terms and conditions of the accelerated options, including the number of shares subject to the options and exercise prices, remain unchanged. These option accelerations resulted in the following:

•	The unrecognized pre-tax stock-based compensation cost for the “out-of-the-money” options was approximately $8.3 million at the time of the acceleration. This amount is included in the 2005 pro forma stock-based compensation expense for the pro forma disclosures shown in the table below.

•	The unrecognized pre-tax stock-based compensation cost for the “in-the-money” options was approximately $3.9 million at the time of the acceleration. This amount is also included in the 2005 pro forma stock-based compensation expense for the pro forma disclosures shown in the table below.

•	The acceleration of “in-the-money” options also resulted in a pre-tax compensation expense of approximately $6,000 during 2005. This amount is included in our compensation expense.

See “NOTE 19—EMPLOYEE BENEFIT PLANS—Stock Option Plan” for additional information on the acceleration of those stock options.

If compensation costs for our stock option plan and employee stock purchase plan had been determined consistent with SFAS, No. 123, as amended, our net income per common share would have been reduced to the pro forma amounts indicated below:

	For the years ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards(1)	$15,436	$8,307	$7,844
Net income:
As reported	$97,227	$92,919	$92,003
Pro forma	$81,791	$84,612	$84,159
Basic earnings per common share:
As reported	$1.77	$1.68	$1.65
Pro forma(2)	$1.47	$1.52	$1.50
Diluted earnings per common share:
As reported	$1.64	$1.50	$1.62
Pro forma(2)	$1.36	$1.36	$1.48

(1)	Stock-based employee compensation for 2005 includes the recognition of such costs resulting from the acceleration of options during 2005 with an exercise price at or above $25.54.
(2)	In our annual report on Form 10-K for the year ended December 31, 2004, we reported pro forma basic earnings per common share of $1.57 for 2004 and $1.55 for 2003, and pro forma diluted earnings per common share of $1.39 for 2004 and $1.52 for 2003.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have determined that in prior periods the tax benefit related to incentive stock options had been improperly computed in determining our disclosed pro forma stock-based employee compensation cost, net of tax. We completed our evaluation of the error and determined that an adjustment was necessary to revise the disclosure for the pro forma stock-based employee compensation cost, net of tax, along with the resulting pro forma net income, pro forma basic earnings per common share, and pro forma diluted earnings per common share for 2004 and 2003 in the table presented above.

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

	Years ended December 31,
	2005	2004	2003
Stock option plan:
Dividend yield	2.4%	2.0%	3.3%
Expected volatility	43.3%	42.8%	45.1%
Risk free rate	4.0%	3.3%	2.9%
Weighted average expected life (in years)	5.86	5.80	5.75

Employee stock purchase plan:
Dividend yield	2.1%	2.0%	2.5%
Expected volatility	23.7%	28.9%	42.8%
Risk free rate	3.2%	1.6%	1.5%
Weighted average expected life (in years)	0.25	0.25	0.25

The actual value, if any, that the beneficiary will realize from these stock-based compensation plans will depend solely on the excess of the common stock price over the option exercise price when the options are exercised or the employee purchase price when the shares are purchased.

As described further in Note 22 in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we elected to adopt “Share Based Payment” (or “SFAS No. 123R”) using the modified prospective application effective January 1, 2006.

Income Taxes

The holding company and its subsidiaries file consolidated Federal and combined state tax returns. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated statements of income include charges or credits for deferred income taxes relating to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We also use an estimate of future earnings to support our position that we will realize the benefit of our deferred tax assets. If we suffer losses or future income is less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income would be reduced when impairment of the asset is recorded.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically reevaluate the estimated tax benefit and associated contingency related to uncertain tax positions in order to determine the probability and amount of the ultimate tax benefit that will be realized. This evaluation can result in the recording of incremental tax benefit or expense.

Comprehensive Income

We classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive income were as follows for the periods indicated.

	Unrealized gains / (losses) on securities	Cash flow hedges	Additional minimum pension liability	Accumulated other comprehensive income / (loss)
	(Dollars in thousands)
Balance—December 31, 2002	$18,996	$(372)	$—	$18,624
Other comprehensive income / (loss)	(18,787)	372	—	(18,415)

Balance—December 31, 2003	209	—	—	209
Other comprehensive loss	(13,114)	—	(5,569)	(18,683)

Balance—December 31, 2004	(12,905)	—	(5,569)	(18,474)
Other comprehensive income / (loss)	(9,678)	—	469	(9,209)

Balance—December 31, 2005	$(22,583)	$—	$(5,100)	$(27,683)

Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (or “SFAS No. 131”), we use the “management approach” for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—SECURITIES

The amortized cost and estimated fair value of securities is summarized below:

	As of December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available-for-sale:
U.S. agency notes	$57,710	$—	$(1,810)	$55,900
Mortgage and mortgage related securities	900,911	3	(31,706)	869,208
Corporate securities	86,505	2	(720)	85,787

Total securities available-for-sale	1,045,126	5	(34,236)	1,010,895
Securities held-to-maturity:
U.S. treasury obligations	22,973	13	—	22,986
U.S. agency notes	243,960	622	(1,620)	242,962
Tax-exempt securities	82,695	2,193	(153)	84,735
Taxable municipal securities	857	—	(20)	837
Corporate securities	91,427	686	(813)	91,300

Total securities held-to-maturity	441,912	3,514	(2,606)	442,820
Other securities	40,777	—	—	40,777

Total securities	$1,527,815	$3,519	$(36,842)	$1,494,492

	As of December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available-for-sale:
U.S. agency notes	$57,708	$—	$(507)	$57,201
Mortgage and mortgage related securities	1,047,394	590	(16,407)	1,031,577
Corporate securities	29,323	130	(1,349)	28,104

Total securities available-for-sale	1,134,425	720	(18,263)	1,116,882
Securities held-to-maturity:
U.S. treasury obligations	23,122	12	—	23,134
U.S. agency notes	255,959	4,921	(9)	260,871
Tax-exempt securities	84,963	3,665	(16)	88,612
Corporate securities	92,327	763	(377)	92,713

Total securities held-to-maturity	456,371	9,361	(402)	465,330
Other securities	29,015	—	—	29,015

Total securities	$1,619,811	$10,081	$(18,665)	$1,611,227

As of December 31, 2005, we had mortgage and mortgage related securities issued by Countrywide Home Loans with a carrying value of $105.6 million. All of these securities are classified as available-for-sale and are recorded at their fair value. Except for securities issued by the U.S. Government or its agencies, we did not have any other securities of a single issuer whose aggregate book value exceeded ten percent of our shareholders’ equity.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows amortized cost and estimated fair value of our securities by year of maturity as of December 31, 2005. Other securities represent equity securities that have no maturity date and are therefore excluded from this table.

	2006	2007 through 2010	2011 through 2015	2016 and thereafter	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. agency notes(1)	$—	$42,710	$15,000	$—	$57,710
Mortgage and mortgage related securities(2)	—	5,405	9,919	885,587	900,911
Corporate securities	—	—	12,500	74,005	86,505

Total securities available-for-sale	$—	$48,115	$37,419	$959,592	$1,045,126

Fair value	$—	$46,578	$36,663	$927,654	$1,010,895

Securities held-to-maturity:
U.S. Treasury obligations	$22,873	$—	$—	$100	$22,973
U.S. agency notes(1)	1,005	177,411	56,294	9,249	243,959
Tax-exempt securities	2,738	12,400	26,308	41,250	82,696
Taxable municipal securities	185	362	310	—	857
Corporate securities	—	—	—	91,427	91,427

Total securities held-to-maturity	26,801	190,173	82,912	142,026	441,912

Fair value	26,776	188,530	83,584	143,930	442,820

Totals:
Total investment securities	$26,801	$238,288	$120,331	$1,101,618	$1,487,038

Total fair value	$26,776	$235,108	$120,247	$1,071,584	$1,453,715

Weighted average yield-total portfolio	3.73%	4.39%	4.50%	4.28%	4.30%

(1)	Certain notes issued by U.S. agencies may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to be significantly shorter than the stated maturity dates.
(2)	Mortgage and mortgage related securities are shown at contractual maturity; however, the average life of these mortgage and mortgage related securities will be significantly shorter due to principal prepayments.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits, and for other purposes as required by law or contract. The carrying value of pledged securities was $1.3 billion and $1.2 billion at December 31, 2005 and 2004, respectively.

Other securities includes investments in Federal Reserve Bank and FHLB stock that is required as a condition for membership and support activity levels as well as shares received through the exercise of warrants received from clients, equity securities received in settlement of loans and preferred stock of U.S. government sponsored agencies.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the proceeds from the sale of securities and the gross realized gains and losses on those sales for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(Dollars in thousands)
Proceeds from the sale of securities	$44,253	$823,348	$558,681
Gains on the sale of securities	$296	$8,830	$11,135
Losses on the sale of securities	$—	$(577)	$(2,303)

On occasion, securities may be called by their issuer. We include any unamortized premium or discount remaining on called securities in the gain on sale of securities, net, shown on our Consolidated Statements of Operations. For the years ended December 31, 2005, 2004 and 2003, such net gains or losses totaled $47,000, $116,000 and $(73,000), respectively. Those net gains or losses are excluded from the table presented above.

Impaired Securities

Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary. For those securities that we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income and new cost basis for the security is established. For all other temporary impairments on available-for-sale securities, the current period unrealized losses are recorded to other comprehensive income.

During 2004 and 2005, we owned shares of a single series of Fannie Mae preferred stock and a single series of Freddie Mac preferred stock. During 2005, we determined that the impairment of these securities was other-than-temporary. At the time this determination was made, these two series of preferred stock had a combined cost basis of $5.3 million and a combined fair value of $4.2 million. As a result of this determination, we recorded a $1.0 million charge to other income during 2005. During 2005, we sold these securities and recovered $6,000 of the impairment charge.

As of December 31, 2005 and 2004, we had no securities with an other-than-temporary impairment. As of December 31, 2005 and 2004, we had temporarily impaired securities with a fair value of $1.2 billion and $1.1 billion, respectively, and unrealized losses of $(36.8) million and $(18.7) million, respectively. Securities that are not impaired had a fair value $262.3 million at December 31, 2005 and $545.4 million at December 31, 2004 and unrealized gains of $3.5 million at December 31, 2005 million and $10.1 million at December 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of December 31, 2005 and 2004.

	As of December 31, 2005
	Less than 12 months		12 months or longer		Total		Duration (years)
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Available-for-sale securities:
U.S. agency notes	$—	$—	$55,900	$(1,810)	$55,900	$(1,810)	3.32
Mortgage and mortgage related securities	147,142	(2,854)	721,889	(28,853)	869,031	(31,707)	3.40
Corporate securities	17,653	(3)	23,356	(717)	41,009	(720)	2.25

Total available-for-sale securities	164,795	(2,857)	801,145	(31,380)	965,940	(34,237)	3.35
Held-to-maturity securities:
U.S. treasury obligations	17,347	—	—	—	17,347	—	0.23
U.S. agency notes	183,007	(1,616)	1,001	(4)	184,008	(1,620)	2.65
Tax-exempt securities	14,550	(139)	1,333	(13)	15,883	(152)	1.62
Taxable municipal securities	838	(20)	—	—	838	(20)	3.60
Corporate securities	14,815	(165)	33,413	(648)	48,228	(813)	2.79

Total held-to-maturity securities	230,557	(1,940)	35,747	(665)	266,304	(2,605)	2.46

Total temporarily impaired securities	$395,352	$(4,797)	$836,892	$(32,045)	$1,232,244	$(36,842)	3.16

	As of December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)

	(Dollars in thousands)
Available-for-sale securities:
U.S. agency notes	$57,201	$(507)	$—	$—	$57,201	$(507)	3.66
Mortgage and mortgage related securities	749,364	(9,732)	207,596	(6,675)	956,960	(16,407)	2.71
Corporate securities	8,741	(332)	5,234	(1,017)	13,975	(1,349)	3.04

Total available-for-sale securities	815,306	(10,571)	212,830	(7,692)	1,028,136	(18,263)	2.77
Held-to-maturity securities:
U.S. agency notes	2,048	(9)	—	—	2,048	(9)	0.91
Tax-exempt securities	4,566	(16)	—	—	4,566	(16)	0.92
Corporate securities	44,098	(377)	—	—	44,098	(377)	1.53

Total held-to-maturity securities	50,712	(402)	—	—	50,712	(402)	1.45

Total temporarily impaired securities	$866,018	$(10,973)	$212,830	$(7,692)	$1,078,848	$(18,665)	2.71

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The temporary declines in the fair value of the securities are primarily attributable to increases in market interest rates, changes in implied interest rate volatility and changes in the expected time distribution of interest and principal receipts. As of December 31, 2005, there were 238 temporarily impaired securities in these categories, 93 of which have been temporarily impaired for 12 months or longer. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related securities (or “MBS”) category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, fixed convertible to adjustable, and adjustable, these securities are subject to contractual amortization and prepayment. Our analysis indicates that the expected interest rate duration for impaired MBS was 3.2 years at December 31, 2005. We closely monitor all of our investments for changes in credit ratings. We do not believe there are any increases in the credit risks attributable to these securities that have given rise to an other-than-temporary impairment. Management has determined that we have the intent and ability to hold these temporarily impaired securities for the period of time necessary to recover their current value impairment. As such, management considers the impairment of these securities to be temporary.

Classification of Securities Portfolio

During 2004, we transferred a portion of our available-for-sale securities portfolio to the held-to-maturity category. The amortized cost of these securities at the time of transfer was $433.2 million and the securities had unrealized losses of $5.4 million at the time of transfer. As of December 31, 2005 and 2004, the net unrealized loss at the time of the transfer, net of amortization, was reported as a component of the carrying value of these securities and was reflected as a decrease to other comprehensive income in shareholders’ equity, net of deferred taxes. The net unrealized losses are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. As of December 31, 2005 and 2004, the accumulated other comprehensive loss included $2.7 million and $3.2 million, respectively, in net unrealized losses on these held-to-maturity securities. All other unrealized gains and losses on securities included in other comprehensive income relate to our available-for-sale securities.

NOTE 3—LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS, AND NONPERFORMING ASSETS

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. As our lending operations are primarily located in a market area that is dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. The majority of real estate loans is secured by properties located in the San Francisco Bay Area. Multi-family residential loans are generally originated at 80% or less LTV. Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans are generally originated at 75% or less LTV. Management believes that the risk of significant losses is low.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the composition of our loan portfolio as of the dates presented:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$2,067,873	$1,988,465
Term real estate—commercial	1,389,329	1,597,756

Total commercial	3,457,202	3,586,221
Real estate construction and land	644,883	479,113
Residential mortgage	266,263	22,982
Real estate other	263,164	268,755
Consumer and other	108,833	145,065

Total loans, gross	4,740,345	4,502,136
Deferred fees and costs, net	(12,376)	(13,902)

Total loans, net of deferred fees and costs	4,727,969	4,488,234
Allowance for loan and lease losses	(82,159)	(107,517)

Total loans, net	$4,645,810	$4,380,717

The following lists the components of the net investment in direct financing leases as of the dates indicated:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Minimum lease payments receivable	$1,271,555	$1,072,590
Less: Allowance for leases losses	(30,041)	(24,133)

Net minimum lease payments receivable	1,241,514	1,048,457
Estimated unguaranteed residual value of leased property	12,063	8,518
Initial direct costs	15,920	14,085
Unearned income	(241,015)	(196,973)

Net investment in direct financing leases	$1,028,482	$874,087

The following presents the minimum lease payments:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Future minimum lease payments	$278,115	$249,205	$246,308	$199,113	$145,873	$152,901	$1,271,555

Beginning in 2005, we insured a portion of the residual value of leased assets on certain leases that would otherwise qualify as operating leases. By insuring a portion of the residual value, we are then allowed to include the insured portion of the residual in the payment stream for purposes of performing the 90% minimum lease payment test to determine if the lease contract qualifies as a direct financing lease. During 2005, we originated lease contracts with an original equipment cost of $14.0 million whose residual value is partially insured, and as a result are classified as direct financing leases.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the composition of the provision for credit losses and the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
	(Dollars in thousands)
Balance, December 31, 2002	$127,972	$1,641	$129,613
Net charge-offs / recoveries	(31,640)	—	(31,640)
Provision for credit losses	28,157	38	28,195

Balance, December 31, 2003	124,489	1,679	126,168
Net charge-offs / recoveries	(17,690)	—	(17,690)
Provision for credit losses	718	4,803	5,521

Balance, December 31, 2004	107,517	6,482	113,999
Net charge-offs / recoveries	(11,292)	—	(11,292)
Provision for / (recovery of) credit losses	(14,066)	797	(13,269)

Balance, December 31, 2005	$82,159	$7,279	$89,438

The methodology used to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component. The following table provides information about these components for the periods presented.

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$10,871	$14,615
Reserve for unfunded credit commitments	121	1,862

Total individual impairment component	10,992	16,477

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	49,962	55,799
Reserve for unfunded credit commitments	6,014	2,128

Total migration-based pool analysis component	55,976	57,927

Estimated unidentified incurred loss:
Allowance for loan and lease losses	21,326	37,103
Reserve for unfunded credit commitments	1,144	2,492

Total estimated unidentified incurred loss	22,470	39,595

Total reserves:
Allowance for loan and lease losses	82,159	107,517
Reserve for unfunded credit commitments	7,279	6,482

Total reserves	$89,438	$113,999

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The individual loan impairment component of the allowance for loan and lease losses and the reserve for unfunded commitments is equal to the aggregate amount of specific reserves that are established for impaired loans as defined by SFAS No. 114 and 118. The measurement of an impaired loan’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated knowledgeable third parties.

The pool analysis is a migration-based analysis and is performed in two steps. The first step includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates are calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation. In 2005 we also began adjusting these rates to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. This enhancement to our methodology resulted in a reallocation of a portion of the allowance for loan and lease losses from the estimated unidentified incurred loss to the migration-based pool component of the overall pool analysis totaling $19.3 million. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss.

The second step of the pool analysis is an estimate of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occur well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, the loss of a major tenant in this example, and our knowledge of this event. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets. As described, enhancements to our loan loss methodology resulted in a reallocation of a portion of the allowance for loan and lease losses from the estimated unidentified incurred loss to the migration-based pool component of the overall pool analysis totaling $19.3 million.

During 2005, we made enhancements to our methodology for computing the pool analysis component of our allowance for loan and lease losses that account for macro and regional economic issues. The enhancement made in 2005 incorporated increased analysis of loss exposure and probability of default associated with both historical loss rates and known qualitative factors present in various major segments of the loan portfolio. The prior methodology relied on loss factors that provided results that were $2.1 million higher than the results of our enhanced methodology for the overall pool analysis of our allowance for loan and lease losses. The remaining $19.5 million decrease in the pool analysis component of our allowance for loan and lease losses was as a result of improvement in overall credit quality.

During 2005, the estimate of the reserve for unfunded credit commitments was impacted by a higher assumed percentage of usage of the commercial unfunded commitments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonperforming Assets

The following table sets forth information regarding nonperforming, restructured and accruing loans past due 90 days and other nonperforming assets or more as of December 31, 2005, 2004 and 2003. Nonperforming loans are defined as loans that are on nonaccrual status.

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$71,094	$43,711	$61,700
Other nonperforming assets	631	569	877

Total nonperforming assets	$71,725	$44,280	$62,577

Restructured loans on accrual status	$290	$250	$240

Accruing loans past due 90 days or more	$—	$6	$—

Nonaccrual loans at December 31, 2005 includes a single client relationship totaling $36.8 million that was placed on nonaccrual status during the second quarter of 2005. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the full payoff of these loans during the first quarter of 2006. The payoff of these loans is described further in Note 26—Subsequent Events of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Impaired loans and the related allowance were as follows:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
Allowance for impaired loans	$10,871	$14,615	$21,194

Impaired loans with an allowance	$64,587	$36,731	$59,525
Impaired loans without an allowance	6,507	6,980	2,175

Total impaired loans	$71,094	$43,711	$61,700

The average recorded investment in impaired loans, which is computed on a month-end basis, was $63.0 million during 2005, $49.4 million during 2004, and $52.4 million during 2003. During 2005, 2004 and 2003, we recognized no interest income during the time within the year that the loans were deemed impaired. As of December 31, 2005 and December 31, 2004, all of our impaired loans were on nonaccrual status and are included in nonperforming assets.

Restructured loans totaling $5.3 million at December 31, 2005, and $6.1 million at December 31, 2004 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during 2005 and 2004.

Interest income from restructured loans on accruing status totaled $6,400 during 2005, $6,000 during 2004 and $23,000 during 2003. The additional interest income that would have accrued on restructured loans on accruing status if they had performed in accordance with their original terms would have been $1,000 during 2005 and during 2004, and $4,000 during 2003.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment at December 31, 2005 and 2004 are comprised of the following:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Land	$3,962	$3,948
Buildings and premises	13,554	14,353
Furniture and equipment	64,654	60,579
Leasehold improvements	34,739	33,216
Equipment leased to others	91,914	69,711
Vehicles	679	732

Total	209,502	182,539
Accumulated depreciation on equipment leased to others	(27,828)	(14,342)
Other accumulated depreciation and amortization	(77,644)	(67,927)

Premises and equipment, net	$104,030	$100,270

Depreciation—equipment leased to others amounted to $15.2 million for 2005, $9.6 million for 2004, and $4.5 million for 2003 and is reported separately within other operating expenses. Other depreciation and amortization amounted to $11.1 million for 2005, $12.5 million for 2004, and $11.1 million for 2003 and has been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

The following presents the minimum future rental revenues on operating leases with original terms of one year or longer:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Future rental revenues	$17,741	$15,402	$9,772	$4,901	$1,119	$57	$48,992

NOTE 5—BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Business Combinations—Purchase Accounting Transactions

On May 1, 2005, we completed the acquisition of Lucini/Parish. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We recorded $24.2 million in goodwill and $19.2 million in other intangible assets in connection with this transaction. Capitalized merger and other related costs of $642,000 were included in the allocated purchase price as part of this acquisition.

On July 1, 2003, we completed the acquisition of S&C. We have allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Capitalized merger and other related costs of $270,000 were included with the goodwill recorded as part of this acquisition.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding the net assets acquired and the initial purchase price for Lucini/Parish and S&C are as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Fair value of assets acquired	$54,016	$—	$26,612
Fair value of liabilities assumed	(22,104)	—	(12,612)

Net assets acquired	31,912	—	14,000
Less: notes issued	(7,256)	—	—

Cash paid	$24,656	$—	$14,000

Pro forma and other financial information for the Lucini/Parish and S&C acquisition have not been provided, as these were not deemed to be material business combinations.

Goodwill

The changes in the carrying amounts for goodwill during 2005 and 2004 were as follows:

	Community banking	Matsco	ABD	All other	Total
Balances as of December 31, 2003	$2,360	$21,207	$148,370	$6,054	$177,991
Goodwill acquired	—	1,500	32,941	—	34,441
Impairment losses recognized	—	—	—	—	—
Goodwill included in the disposal of all or a portion of a reporting unit	—	—	—	—	—

Balances as of December 31, 2004	2,360	22,707	181,311	6,054	212,432
Goodwill acquired	—	1,500	29,357	—	30,857
Impairment losses recognized	—	—	—	—	—
Goodwill included in the disposal of all or a portion of a reporting unit	—	—	—	—	—

Balances as of December 31, 2005	$2,360	$24,207	$210,668	$6,054	$243,289

Goodwill allocated to ABD was initially recorded on the acquisitions of ABD during 2002, S&C during 2003 and Lucini/Parish during 2005 ($24.2 million). Additional increases to goodwill were allocated to ABD during 2005, 2004 and 2003 as a result of earn-out payments based on the acquired businesses achieving specified performance goals during those years. As of December 31, 2005, we accrued $1.6 million increase to goodwill for ABD’s estimated 2005 earn-out payment. This may be adjusted during 2006 as we determine the exact amount of the earn-out payment. During 2005, we recorded $3.3 million in additional goodwill resulting from S&C’s 2005 earn-out payment. In 2004, we made a similar accrual for ABD’s and S&C’s 2004 earn-out payments that resulted in goodwill increases of $28.2 million and $4.3 million, respectively. During the first quarter of 2005, we finalized procedures to determine the exact amount of the 2004 ABD earn-out payment and as a result, we decreased goodwill by $108,000 due to a stock valuation adjustment.

Goodwill allocated to the Matsco business segment was initially recorded on the acquisition of Matsco during 2000. During 2005 and 2004, we recorded additional goodwill of $1.5 million for both years as a result of earn-out payments based on Matsco achieving specified performance goals during those years.

During the fourth quarters of 2005 and 2004, we completed the required annual impairment test of goodwill. Based upon these evaluations, our goodwill was not impaired at December 31, 2005 or December 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may be required to make additional payments to the former shareholders of S&C and Lucini/Parish. Those payments are comprised of a deferred payment component that may be reduced if Lucini/Parish’s future operating results fall below certain thresholds established at the time of acquisition, and a contingent earn-out component that is based on those units’ future operating results. The payments would be recorded as an increase to goodwill in the periods when they are earned. The amounts of those payments, and the years in which they may be paid, are shown in the table below. S&C’s and Lucini/Parish’s future operating results may affect the ultimate timing of these payments.

	For the years ended December 31,
	2006	2007	2008
	(Dollars in thousands)
S&C:
Maximum potential contingent earn-out payments	$3,000	$3,000	$—
Lucini/Parish:
Unaccrued deferred payments	1,667	1,667	1,667
Maximum potential additional contingent earn-out payments	1,667	1,667	1,667

Total	$6,334	$6,334	$3,334

S&C’s potential contingent earn-out payments are based on its performance during the preceding year and are accrued in the periods earned. As of December 31, 2005, we accrued $3.0 million for the contingent earn-out payment for S&C that is payable in 2006.

We have made payments to S&C totaling $1.3 million from the date of acquisition through December 31, 2005 that its former shareholders may be required to repay to us if S&C’s future operating results fall below certain thresholds established at the time of acquisition. These payments are currently included in other assets and would be reclassed as an increase to goodwill in the period when the final contingencies related to S&C’s 2006 operating results are resolved. We may make additional such payments during 2006 and 2007 of up to $333,000 per year.

There are additional deferred payments that we will be required to make to the former shareholders of Lucini/Parish whose payment depends only upon the passage of time. Those payments were accrued at the time of the original acquisitions and at December 31, 2005 totaled $7.8 million.

Other Intangible Assets

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at December 31, 2005 and 2004 were as follows:

	As of December 31, 2005
	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
Insurance brokerage services expirations	$76,116	$(27,219)	$48,897
Loan servicing assets	2,403	(1,870)	533
Insurance brokerage services covenant not to compete	826	(535)	291
CAPCO customer base	200	(180)	20

Total intangible assets	$79,545	$(29,804)	$49,741

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2004
	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
Insurance brokerage services expirations	$57,194	$(19,799)	$37,395
Loan servicing assets	2,403	(1,217)	1,186
Core deposits	1,465	(1,437)	28
Other covenant not to compete	774	(620)	154
Insurance brokerage services covenant not to compete	708	(303)	405
CAPCO customer base	200	(140)	60

Total intangible assets	$62,744	$(23,516)	$39,228

Insurance Brokerage Services Expirations

Expirations for our insurance brokerage services business segment represent the estimated fair value of the existing customer lists, or books of business, that had been developed over a period of years through the date of acquisition. We periodically evaluate expirations for impairment and determined, as of December 31, 2005, that these assets were not impaired. We periodically reevaluate the remaining estimated lives of these expirations based on the actual retention rates of the acquired customers. Based on such a revaluation, which took place during the third quarter of 2005, we determined that the expirations are estimated to have lives ranging from approximately eight to fifteen years.

During 2005, we recorded $19.2 million of additional other intangible assets in connection with the acquisition of Lucini/Parish.

Loan Servicing Assets

Loan servicing assets are created upon the sale of SBA loans as these loans are sold with servicing retained. As of December 31, 2005, servicing assets, net of accumulated amortization, were $533,000 as compared to $1.2 million as of December 31, 2004. Loans serviced for others were $71.5 million at December 31, 2005, $96.3 million at December 31, 2004. The fair value of these servicing assets was $1.2 million at December 31, 2005 and $1.7 million at December 31, 2004. Amortization of these servicing assets was $651,000 during 2005, $651,000 during 2004, and $222,000 during 2003. We periodically evaluate servicing assets for impairment. Based upon these evaluations, our servicing assets were not impaired at December 31, 2005 or 2004.

Future Amortization of Intangibles

As of December 31, 2005, the future annual amortization of intangibles is estimated to be as follows:

(Dollars in thousands)
Years ended December 31,
2006	$7,605
2007	7,149
2008	6,955
2009	6,936
2010	6,931
Thereafter	14,165

Total	$49,741

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—OTHER REAL ESTATE OWNED

We had no OREO as of either December 31, 2005 or December 31, 2004. The following summarizes OREO operations, which are included in operating expenses, for the periods indicated.

	For the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Real estate operations, net	$—	$19	$49
Loss on sale of OREO	—	329	516
Provision for estimated losses	—	—	500

Net loss from other real estate operations	$—	$348	$1,065

NOTE 7—INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets as of December 31, 2005 and 2004 were as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Bank owned life insurance	$182,101	$174,765
Deferred tax assets	55,468	74,052
Insurance premiums receivable	52,863	39,129
Tax refund receivable	28,045	51,004
Supplement employee retirement plan and deferred compensation plans	27,972	26,738
Equity method investments	25,983	24,418
Interest receivable	25,162	22,557
Other	34,768	31,936

	$432,362	$444,599

NOTE 8—DEPOSITS

Deposits as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(Dollars in thousands)
Demand, noninterest-bearing	$1,093,157	$1,052,272
MMDA, NOW and savings	3,000,647	3,263,716
Time certificates, $100,000 and over	741,682	647,531
Other time certificates	223,053	139,320

Total deposits	$5,058,539	$5,102,839

We had $2.3 million in interest payable on deposits at December 31, 2005 as compared to $1.7 million at December 31, 2004 and $3.9 million at December 31, 2003. Overdrawn accounts totaling $2.0 million at December 31, 2005, $1.6 million at December 31, 2004 and $11.4 million at December 31, 2003 have been reclassified as consumer loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2005.

	December 31, 2005
	Three months or less	Four to six months	Seven to twelve months	One to three years	More than three years	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$281,063	$353,938	$70,149	$32,398	$4,134	$741,682
Other time deposits	86,002	33,121	33,507	41,879	28,544	223,053

Total	$367,065	$387,059	$103,656	$74,277	$32,678	$964,735

NOTE 9—BORROWINGS

Borrowings are detailed as follows:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
Short-term borrowings:
FHLB advances	$250,000	$183,679	$642,000
Other short-term notes payable	3,702	—	—
Securities sold under agreements to repurchase	—	—	20,000

Total short-term borrowings	253,702	183,679	662,000

Long-term borrowings:
Subordinated debt	210,311	210,311	210,311
FHLB advances	155,567	665	150,632
5.25% Senior Notes, Series B due March 31, 2008	149,876	149,850	151,048
5.125% Senior Notes, Series D due April 15, 2010	149,641	—	—
Zero Coupon Senior Convertible Contingent Debt Securities	82,391	241,502	75,229
Other long-term notes payable	6,625	2,968	4,471
Term loan	—	—	28,500

Total long-term borrowings	754,411	605,296	620,191

Total borrowings	$1,008,113	$788,975	$1,282,191

We had $5.9 million in interest payable on borrowings at December 31, 2005 as compared to $5.8 million at December 31, 2004, and $8.6 million at December 31, 2003.

Subordinated Debt

The holding company has issued subordinated debt to GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI and GBB Capital VII, (or collectively the “Trusts”). We also have a $6.3 million investment in these unconsolidated trusts. The Trusts are Delaware business trusts for which all the common securities are owned by the holding company and that were formed for the purpose of issuing Trust Preferred Securities. Our subordinated debt is the sole asset of the Trusts. The holding company has fully and unconditionally guaranteed all of the obligations of the Trusts. Except with regards to the outstanding principal balance, the terms of the subordinated debt issued by us to the Trusts and the Trust Preferred Securities issued by the Trust are identical.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the subordinated debt issued by the holding company and the related Trust Preferred Securities issued at December 31, 2005.

Trust	Subordinated debt issued to Trust	Title of Trust Preferred Security	Trust Preferred Securities issued by Trust	Date of original issue	Date of first optional redemption, at par	Stated maturity
GBB Capital II	$30,928,000	Floating Rate Trust Preferred Securities, Series B	$30,000,000	August 12, 1998	Sept. 15, 2008	Sept. 15, 2028
GBB Capital III	9,794,000	10.875% Fixed Rate Capital Trust Pass-Through Securities	9,500,000	March 23, 2000	March 8, 2020	March 8, 2030
GBB Capital IV	42,268,000	10.75% Capital Securities, Series B	41,000,000	May 18, 2000	June 1, 2010	June 1, 2030
GBB Capital V	106,702,000	9% Cumulative Trust Preferred Securities	103,500,000	August 14, 2001	August 14, 2006	August 14, 2031
GBB Capital VI	15,464,000	Floating Rate Trust Preferred Pass-Through Securities	15,000,000	July 27, 2001	July 27, 2011	July 27, 2031
GBB Capital VII	5,155,000	Floating Rate Trust Preferred Pass-Through Securities	5,000,000	April 10, 2002	April 22, 2007	April 22, 2032

	$210,311,000		$204,000,000

The interest expense on the subordinated debt was $19.5 million in 2005, $18.6 million in 2004, and $18.1 million in 2003. Interest on the subordinated debt and the related issue of Trust Preferred Securities is payable either quarterly or semi-annually and are deferrable, at our option, for up to five years. As of December 31, 2005, all payments are current.

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

The subordinated debt is redeemable at par prior to maturity at our option on or after its optional redemption dates. Additionally, the subordinated debt issued to GBB Capital III and GBB Capital VI and the related Trust Preferred Securities may be redeemed earlier, at amounts above par, at our option. The subordinated debt to GBB Capital III is redeemable at 105.438% on March 8, 2010 and at other declining amounts between that date and March 8, 2020. The subordinated debt issued to GBB VI is redeemable 107.688% on July 25, 2006 and at other declining amounts between that date and July 25, 2011. The Trust Preferred Securities are required to be redeemed upon the redemption of the related subordinated debt.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualify as Tier I capital, and the remaining portion qualify as Tier II capital. All $204.0 million of the outstanding Trust Preferred Securities qualified as Tier I capital at December 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

During 2003, we received approximately $147.9 million in net proceeds through a private placement of 5.25% Senior Notes, Series A, due March 31, 2008, (or “the Series A Notes”). The Series A Notes were offered at an original offering price of $986.16 per $1,000 principal amount at maturity. The Series A Notes may not be redeemed at our option and do not require repayment at the option of the holders, in whole or in part, prior to maturity. The Series A Notes have a fixed rate of 5.25% per annum payable semi-annually on March 31 and September 30 of each year, commencing September 30, 2003. We used the net proceeds from the Series A Notes for general corporate purposes, which included working capital, capital expenditures, acquisitions and repayment of existing indebtedness. We entered into an interest rate swap agreement, which was terminated during 2004, for the purpose of hedging against the risk of changes in the fair value of these notes resulting from changes in interest rates. In August 2003, we completed an exchange offer of the senior notes for 5.25% Senior Notes, Series B, due March 31, 2008 (or “the Series B Notes”) that are identical in all material respects with the Series A Notes, except that the Series B Notes are registered with the SEC. These Series B Notes were carried at $149.9 million at December 31, 2005, which represents the notional amounts of the Series B Notes, net of the unamortized issuance discount and the effect of changes in the fair value of the Series B Notes attributable to interest rate changes from consummation through termination of the interest rate swap agreement described above.

During 2005, we issued $150.0 million aggregate principal amount of the Senior Notes due 2010, Series C (or “the Series C Notes”). The net proceeds from the issuance of the Series C Notes were approximately $148.3 million, after deducting the initial purchaser’s discounts and commissions and offering expenses. On September 28, 2005, we completed the exchange (or “the Exchange Offer”) of $150.0 million aggregate principal amount of the Series C Notes, for $150.0 million aggregate principal amount of 5.125% Senior Notes, Series D, due April 15, 2010 (or “the Series D Notes”). The terms of the Series D Notes and the Series C Notes are identical in all material respects, except that the Series D Notes have been registered with the SEC and do not contain transfer restrictions and registration rights that related to the Series C Notes. The Series D Notes were issued under the same Indenture as the Series C Notes. We incurred no additional indebtedness as a result of the consummation of the Exchange Offer. The Series D Notes are not subject to redemption at our option or repayment at the option of the holders, in whole or in part, prior to maturity and will not have the benefit of any sinking fund. The Series D Notes have a fixed rate of 5.125% per annum payable semi-annually on April 15 and October 15 of each year, commencing October 15, 2005. The notes restrict our ability to sell, dispose of or encumber shares of capital stock of any bank subsidiary.

Zero Coupon Senior Convertible Contingent Debt Securities (“CODES”)

    CODES due 2024

As of December 31, 2005, 90,250 units of the CODES due 2024 were outstanding with a carrying value of $82.4 million. As of December 31, 2004, 265,212 units were outstanding with a carrying value of $240.8 million. Each unit of the CODES due 2024 has a $1,000 principal amount at maturity and had an accreted value of $912.99 per unit as of December 31, 2005 and $908.44 per unit as of December 31, 2004. The CODES due 2024 have a yield to maturity of 0.50%, are callable by us at the call-date accreted value beginning March 23, 2009 and have an investor put right at the then accreted value on March 23, 2006, 2009, 2014, and 2019.

During 2005, we repurchased 174,962 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.6 million on the repurchase of these units, which is included in other non-interest income.

The outstanding CODES due 2024 were convertible into 2,145,387 shares of our common stock at December 31, 2005 and 6,300,960 shares of our common stock at December 31, 2004, contingent upon certain

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events. Upon conversion, the CODES due 2024 can be settled in either cash or our common stock. As of December 31, 2005, none of the contingent conversion features had been triggered. At December 31, 2004, the conversion rate was 23.7582 shares of common stock issuable for each unit of converted CODES due 2024. The conversion rate is adjustable based on several factors, including increases in the dividend rate on our common stock. During 2005, we adjusted the conversion rate to 23.7716 shares of our common stock per unit of CODES due 2024 to reflect two increases in the dividend rate on our common stock since we issued the CODES due 2024. The CODES due 2024 are contingently convertible under any one of the following circumstances:

•	During any fiscal quarter, if the market price of our common stock for a period of at least 20 trading days in the period of 30 consecutive trading days ending on the last day of the preceding fiscal quarter is more than 120% of the accreted conversion price on that thirtieth day;

•	During the five business day period following any 10 consecutive trading day period in which the average of the trading prices for the CODES due 2024 was less than 98% of the average conversion value for the CODES due 2024 during that period, subject to certain limitations;

•	During any period following the 30th day after the initial issuance of the CODES due 2024: (i) in which the credit rating assigned to the CODES due 2024 by either Moody’s or Standard & Poor’s is below Ba3 or BB-, respectively, (ii) in which the credit rating assigned to the CODES due 2024 is suspended or withdrawn by either rating agency, or (iii) in which neither rating agency is rating the CODES due 2024 or providing ratings services coverage to us;

•	If the CODES due have been called for redemption; or

•	Upon the occurrence of specified corporate transactions.

CODES due 2022

As of December 31, 2004, 1,000 units of the CODES issued in 2002 and due in 2022 (or “the CODES due 2022”) were outstanding with a carrying value of $679,000. Each unit had a $1,000 principal amount at maturity and had an accreted value of $678.53 per unit as of December 31, 2004. The CODES due 2022 had a yield to maturity of 2.25%, which were callable by us at the call-date accreted value beginning five years after issuance and had an investor put right at the then accreted value on April 24, 2007, 2012, and 2017. The CODES due 2022 were convertible into 15,370 shares of our common stock at a rate of 15.3699 shares of our common stock per unit of CODES due 2022 contingent upon on certain events under terms similar to the CODES due 2024.

During 2004, certain holders of the CODES due 2022 exercised their put right and, as a result we repurchased 112,377 units of the CODES due 2022 with an accreted value of $75.1 million. The CODES due 2022 were repurchased at their accreted value, and we did not recognize any gain or loss on this transaction.

During 2005, we repurchased the remaining 1,000 units of the CODES due 2022 in a privately negotiated transaction so that none were outstanding at December 31, 2005. We recognized a net loss of $1,000 on the repurchase of these units.

Other Long-term Borrowings

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of December 31, 2005. This facility replaced a short-term, unsecured committed credit facility under which we had $95.0 million available as of December 31, 2004. Under these credit facilities, no advances were outstanding at December 31, 2005 and 2004, no average balances were outstanding during 2005 and 2004 and no amounts were outstanding at any month-end during 2005 and 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We paid commitment fees on these credit facilities totaling $310,000 during 2005 and $220,000 during the same period in 2004. The new credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of the holding company or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We were in compliance with all related credit facility covenants at December 31, 2005 and 2004.

Short-term and Long-term FHLB Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $600.9 million at December 31, 2005 and $777.9 million at December 31, 2004 and loans with a carrying value of $595.3 million at December 31, 2005 and $204.4 million at December 31, 2004 pledged to the FHLB for both short-term and long-term borrowings.

As of December 31, 2005, long-term FHLB advances mature between 2007 and 2011. During 2005 and 2004, we paid an average interest rate of 4.00% for both periods on the long-term advances.

FHLB advances typically include provisions that allow us to repay those advances at our option before their scheduled maturity. Those provisions require the payment of a prepayment fee which is computed based on a predetermined formula that considers, among other factors, changes in interest rates since the issuance of the advance and remaining time until scheduled maturity. Until 2005, the formula for the computation of the prepayment fee included provisions which set the amount of the fee at the greater of the amount computed or $0. During 2005, we began to take advantage of prepayment terms offered by the FHLB, called “Partial Prepayment Symmetry”, for certain advances that we entered into during 2005 whereby the formula used to determine the amount of the fee could result in our receiving a credit upon the early repayment of an advance.

Short-term Borrowings

Short-term borrowings were as follows during the periods indicated:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB short-term borrowings:
Average balance	$287,884	$514,357	$822,714
Highest balance at any month-end	$613,050	$797,000	$1,129,563
Average interest rate during the period	3.49%	1.85%	2.00%
Interest rate on advances outstanding at period end	3.85%	3.51%	1.32%
Short-term agreements to repurchase:
Average balance	8,041	$15,000	$72,034
Highest balance at any month-end	70,603	$20,000	$114,291
Average interest rate during the period	4.19%	3.71%	2.39%
Interest rate on balance outstanding at period end	—	—	3.71%
Federal funds purchased:
Average balance	$—	$87	$1,551,000
Average interest rate during the period		1.77%	1.69%
Interest rate on balance outstanding at period end	—	—	—

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings in the form of securities sold under short-term agreements to repurchase generally mature within 90 days of the borrowing date. No such securities were pledged at December 31, 2005 and December 31, 2004.

NOTE 10—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We did not have any outstanding hedging activities at December 31, 2005 or 2004, although, in the future, our overall IRR management process may incorporate the use of derivative instruments to contain exposure to fluctuations in earnings and the economic value of equity due to interest rate movements.

Termination of Derivative Instruments

During the third quarter of 2004, we terminated two interest rate swaps. At the time of termination, both derivative instruments were recorded at fair value and therefore no gain or loss was recorded.

Cash Flow Hedges

We have no cash flow hedges as of December 31, 2005 and 2004. Prior to its termination during 2004, we used an interest rate swap with a notional amount of $30.0 million to convert floating-rate debt to fixed-rate debt, on which we elected to assert the designation of 29/30th of this interest rate swap as a cash flow hedge. We paid the swap counterparty $2.9 million plus accrued interest to terminate this swap. For the year ended December 31, 2004 we recognized a gain of $939,000, which represented ineffectiveness of cash flow hedges.

Fair Value Hedges

We have no fair value hedges as of December 31, 2005 and 2004. Prior to its termination during 2004, we used an interest rate swap to convert fixed-rate debt to floating-rate debt. We entered into a swap, with a notional amount of $150.0 million expiring on March 31, 2008, with the intention of hedging the variability of the fair value of the 5.25% Senior Notes, Series B. We received $1.0 million plus accrued interest from the swap counterparty upon termination of this swap. Prior to termination, all changes in the fair value of the hedge were recorded in current-period earnings together with the offsetting change in fair value of the hedged item attributable to the risk being hedged with no impact on the income statement for any ineffective portion. As a result, at the termination of the hedge, we had recorded an unrealized gain on the hedged item totaling $1.0 million. This unrealized gain will be amortized as a yield adjustment to the hedged item through the maturity date of the hedged item.

Trading and Non-Hedging Activities

We entered into a single transaction, which consists of two interest rate caps, both of which have a notional amount of $15.0 million and a term of 10 years expiring in July 2011. This derivative instrument is recorded at its fair value, which was $278,000 at December 31, 2005 and $166,000 at December 31, 2004. We entered into this transaction in order to synthetically lower the embedded cap rate in trust preferred securities issued by GBB Capital VI. During 2001, we determined that the designation of this derivative as a hedge was no longer appropriate as the trust preferred securities no longer qualified for hedge treatment.

Embedded Derivatives

CODES due 2024 and CODES due 2022

The CODES due 2024 contain feature that we are required to treat as embedded derivatives in accordance with SFAS No. 133, as amended, and are recorded at their fair value. We have determined that the liability for

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024, $289,000 at December 31, 2004 and was less than $1,000 at December 31, 2005. The embedded derivatives were recorded upon the origination of the CODES due 2024 and changes in their fair value are recorded to other income in the periods those changes occur.

There were embedded derivatives contained in the CODES due 2022 that were similar in nature to the embedded derivatives that are contained in the CODES due 2024. The fair value of the embedded derivatives contained in the CODES due 2022 was nominal.

Warrants Issued by Our Borrowers

We occasionally receive warrants from our clients as part of negotiated lending transactions. These warrants contain embedded features, including among other items, the ability to net settle the warrant, that require us to treat the entire warrant as a derivative instrument in accordance with SFAS No. 133, as amended. We hold a small number of such warrants that have been issued by public companies. These public company warrants are recorded at their fair value, which is estimated using the Black-Scholes option-pricing model. The total fair value of these warrants was $843,000 at December 31, 2005 and $592,000 at December 31, 2004 and is included in other securities.

We also hold approximately 100 warrants that have been issued by private companies. We have determined that these warrants have only a nominal value at issuance. We periodically review these warrants, including the performance of the issuers, in order to determine if the warrant we hold has an other-than-nominal value. When such a determination is made, the warrants are recorded at their fair value, with the change in their fair value recorded to current period earnings. No such warrants were identified during 2005, 2004 or 2003.

Loan Purchase Commitments

From time to time, we enter into commitments to purchase whole loans. We evaluate all such commitments under SFAS No. 133, as amended, to determine if the purchase commitment qualifies as a derivative. If we determine that such a derivative exists, the change in value of the derivative will be recorded to other income. No such derivatives existed at December 31, 2005 and December 31, 2004. During 2005, we recorded a gain of $1.6 million on these commitments compared to a loss of $7,000 during 2004. No such gains or losses were recorded during 2003.

Other

We enter into various foreign–currency spot contracts and forward contracts as part of currency trading activities on behalf of our international banking clients. We intermediate these contracts with another counterparty. While the exposure to interest rate and foreign exchange risk has been mitigated, we remain exposed to counterparty credit risk.

NOTE 11—REAL ESTATE INVESTMENT TRUST SUBSIDIARIES

CNB Investment Trust I (or “CNBIT I”), CNB Investment Trust II (or “CNBIT II”), MPB Investment Trust MPBIT (or “MPBIT’), and SJNB Investment Trust (or “SJNBIT’) (or collectively “the REITS”) were consolidated subsidiaries of our subsidiary banks. These REITS have issued preferred stock to outside investors which has created a minority interest. All of the REITS were Maryland real estate investment trusts. The REITS were formed in order to provide flexibility in raising capital. As of February 1, 2004, MPBIT and SJNBIT merged with and into CNBIT I.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005 and 2004, the common shares of CNBIT I were wholly owned by the Bank and the common shares of CNBIT II were wholly owned by CNBIT I.

The following table summarizes the preferred stock of the REITS as of the dates presented. Those shares of preferred stock issued and outstanding that were not owned by outside investors, were owned by the Bank. The preferred stock of the REITS is reported net of unamortized deferred issuance costs of $2.6 million as of December 31, 2005 and $2.7 million of December 31, 2004.

	Shares authorized, issued and outstanding		Number of shares issued and outstanding to outside investors		Carrying value of shares issued and outstanding to outside investors (in thousands)
	As of December 31,		As of December 31,		As of December 31,
Series of Preferred Stock	2005	2004	2005	2004	2005	2004
8% Series A Preferred Stock of CNBIT I, $500 stated value per share	3,000	3,000	377	377	$189	$188
8% Series A Preferred Stock of CNBIT II, $1,000 stated value per share	150	150	113	113	113	113
12% Series B Preferred Stock, of CNBIT II, $1,000 stated value per share	15,000	15,000	15,000	15,000	12,397	12,320
10% Series C Preferred Stock, of CNBIT II, $1,000 stated value per share	133,633	133,633	—	—	—	—

Total minority interest					$12,699	$12,621

NOTE 12—COMMITMENTS AND CONTINGENCIES

Loan Commitments

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Undrawn loan commitments	$1,507,314	$1,258,357
Commitments under letters of credit	$111,964	$125,700

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $527.4 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 12 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

A guarantee is a contract that contingently requires us to pay a guaranteed party based on changes in the underlying asset, liability, or equity security of the guaranteed party, or a third party’s failure to perform under an obligating guarantee (performance guarantee). In the ordinary course of business, we have issued certain guarantees, which qualify as off-balance sheet arrangements. Those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. The maximum undiscounted future payments that we could be required to make were $104.9 million at December 31, 2005. Unearned fees on these guarantees were $334,000 at December 31, 2005, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows at the date indicated:

As of December 31, 2005
(Dollars in thousands)
Cash	$29,414
Credit lines	43,906
Blanket liens on business assets	13,222
Real estate	5,110
Other secured	538
Unsecured	12,687

Total	$104,877

Our performance under certain of these letters of credit may be guaranteed by a third party, such as the FHLB, in instances where the beneficiaries of the letters of credit require such a guarantee.

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. The combined credit limits on those accounts were $4.6 million at December 31, 2005.

Other Commitments

We lease certain facilities at which we conduct our operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2005 are below:

(Dollars in thousands)
Years ended December 31,
2006	$20,224
2007	18,939
2008	14,544
2009	13,107
2010	11,472
Thereafter	34,885

Total	$113,171

Gross rental expense of $20.5 million during 2005, $21.6 million during 2004, and $19.9 million during 2003. We sublease portions of leased space that is not utilized. Sublease rental income for was $640,000 during 2005, $687,000 during 2004 and $888,000 during 2003.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may be required to make additional payments to the former shareholders of S&C and Lucini/Parish based on future operating results. Those payments are described in Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

We have equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in CRA qualified assets for which we have unfunded commitments totaling $9.9 million at December 31, 2005. We have recorded a $1.1 million liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for venture capital funds and CRA related investments are not recorded. Those equity investments are described further in Note 25 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Contingencies

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or our results of operations.

State attorneys general in several states are investigating insurance brokerage firms to obtain information about compensation agreements between insurance brokers and insurance companies. One of the areas of focus of these inquiries to date has been on contingency or override payments that insurance companies pay to brokers based on the overall relationship and services provided by the broker. Such payments are generally in accordance with longstanding industry practice and may be based upon a variety of factors, including, but not limited to, aggregate volume, profitability, and persistency of insurance policies placed by the broker. The New York Attorney General alleged that Marsh & McLennan Companies, Inc. engaged in illegal bid rigging and steering activities. The California Department of Insurance has also announced that, while it continues to review contingency arrangements, it is deferring any action on proposed broker compensation disclosure regulations in view of industry initiatives underway in this area.

ABD receives such commissions and override payments, which amounted to $14.5 million during 2005, or 9.3% of total ABD commissions and fees. ABD has received requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD intends to cooperate in these investigations.

In response to these developments, we engaged outside counsel to conduct a compliance review of ABD’s contingency commission arrangements and marketing practices, which was completed in the first quarter of 2005. The compliance review included extensive interviews with ABD personnel, analysis of contingency arrangements and review of producer compensation, client files and email activity. No evidence was found to indicate any improper activities of the type alleged by the New York Attorney General in civil actions against firms in New York, nor were any systemic compliance related or other issues identified in these general areas of concern. We continue to monitor industry developments in these areas, as well as ABD’s compliance and disclosure practices.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—SHAREHOLDERS’ EQUITY

The holding company declared dividends per common share of $0.60 in 2005, $0.57 in 2004, and $0.54 in 2003. We paid cash dividends on the Series B Preferred Stock of $3.625 per preferred share during 2005, 2004 and 2003. On December 21, 2005, we declared a cash dividend of $0.15 per common share payable on January 16, 2006 to shareholders of record as of January 3, 2006. We recorded a liability for dividends payable on common stock of $7.8 million at December 31, 2005, $7.3 million at December 31, 2004 and $7.4 million at December 31, 2003.

During 2005, we repurchased 2,326,347 shares of common stock for an aggregate amount of $60.0 million. During 2004, we repurchased 2,171,672 shares of common stock for an aggregate amount of $59.2 million. The purchase price of the stock was allocated between common stock and retained earnings. Repurchased shares are available for reissuance at any time in the future. As of December 31, 2005, there was $30.7 million remaining for repurchase under a common stock repurchase program announced during the first quarter of 2005.

In accordance with our Restated Articles of Incorporation of the Corporation, we are authorized to issue 10,500,000 shares of preferred stock, in one or more series from time to time.

We originally designated 1,200,000 shares of preferred stock as Series A Preferred Stock, none of which have been issued. The shares of Series A Preferred Stock have a liquidation value of $100.00 per share. These shares are described further below under “Shareholders’ Rights Plan.”

We have designated 2,400,000 shares of noncumulative convertible preferred stock as Series B Preferred Stock in connection with the acquisition of ABD. There are 2,026,553 shares of Series B Preferred Stock outstanding at December 31, 2005 as compared to 2,035,431 shares outstanding at December 31, 2004. During 2005, 2004, and 2003 we issued 10,858 shares, 212,563 shares and 151,606 shares, respectively, of Series B Preferred Stock. During 2005 and 2004, 4,436 shares and 2,636 shares, respectively, of Series B Preferred Stock were converted into common stock. No such conversions occurred during 2003. During 2005, we repurchased 15,300 shares of Series B Preferred Stock at an average price of $48.87 per share. No such repurchases occurred during 2004 or 2003. The shares of Series B Preferred Stock have a stated value of $50.00 per share and earn noncumulative cash dividends, payable quarterly in arrears, at the rate of 7.25% per annum on the stated value. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. Beginning in March 2007, or earlier in the event of a change of control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of the Federal Reserve at a redemption price in the amount of the stated value per share plus accrued dividends for the then current dividend period.

Shareholders’ Rights Plan

In 1998, the holding company adopted a shareholder rights plan designed to maximize our long-term value and to protect our shareholders from improper takeover tactics and takeover bids that do not treat all shareholders equally. On January 31, 2006, the Board amended and restated the plan to conform to corporate governance trends regarding such plans.

In accordance with the plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on November 28, 1998. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of Series A Preferred Stock at a price of $145.00 (subject to adjustment) upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board, each right enables its holder (other than the acquirer) to purchase the Preferred Stock at 50% of the market price. Further, in the event we are acquired in an unfriendly

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for our common shares. The Board may, in its sole discretion, redeem the rights at any time.

The rights can be exercised and separate rights certificates distributed only if any of the following events occur: acquisition by a person of 20% or more of our common shares; a tender offer for 20% or more of our common shares; or ownership of 20% or more of our common shares by a shareholder whose actions are likely to have a material adverse impact on us or shareholder interests. The rights will initially trade automatically with the common shares. The rights are not deemed by the Board of Directors to be presently exercisable.

NOTE 14—REGULATORY MATTERS

The Bank and the holding company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial performance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulatory guidelines that involve quantitative measures of the Bank’s capital relative to its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2005 and 2004, the consolidated corporation and the Bank exceeded all of the well-capitalized guidelines under the Federal Deposit Insurance Corporation Improvement Act of 1991 (or “FDICIA”) regulatory framework for prompt corrective action. To be well-capitalized, the institution must maintain total risk-based capital ratios as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since December 31, 2005 that management believes have changed the well-capitalized designation of the consolidated corporation and the Bank.

The consolidated corporation and the Bank’s actual capital and the amounts required to be adequately and well-capitalized are as follows at the dates indicated:

	Actual		For capital adequacy purposes		To be well-capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk weighted assets):
Greater Bay Bancorp	$782,525	13.26%	$472,034	8.00%	$590,043	10.00%
Greater Bay Bank, N. A.	857,000	14.85%	461,810	8.00%	577,263	10.00%
Tier I capital (to risk weighted assets):
Greater Bay Bancorp	$782,525	12.01%	$236,017	4.00%	$354,026	6.00%
Greater Bay Bank, N. A.	857,000	13.59%	230,905	4.00%	346,358	6.00%
Tier I capital leverage (to average assets):
Greater Bay Bancorp	$708,563	10.41%	$272,297	4.00%	$340,371	5.00%
Greater Bay Bank, N. A.	784,614	11.90%	263,654	4.00%	329,567	5.00%

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004	Actual		For capital adequacy purposes		To be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk weighted assets):
Greater Bay Bancorp	$797,788	14.27%	$447,323	8.00%	$559,154	10.00%
Greater Bay Bank, N. A.	775,581	14.53%	427,061	8.00%	533,826	10.00%
Tier I capital (to risk weighted assets):
Greater Bay Bancorp	$727,319	13.01%	$223,661	4.00%	$335,492	6.00%
Greater Bay Bank, N. A.	708,238	13.27%	213,530	4.00%	320,296	6.00%
Tier I capital leverage (to average assets):
Greater Bay Bancorp	$727,319	10.67%	$272,536	4.00%	$340,670	5.00%
Greater Bay Bank, National Association	708,238	10.75%	263,526	4.00%	329,407	5.00%

NOTE 15—EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders after assumed conversions by the weighted average number of common shares and potential common shares outstanding including dilutive stock options, convertible preferred stock and the outstanding CODES. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2005, 2004 and 2003:

	For the year ended December 31, 2005
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except share and per share amounts)
Basic earnings per common share:
Net income	$97,227
Dividends on preferred stock	(7,340)

Income available to common shareholders	89,887	50,730,000	$1.77
Effect of dilutive securities:
Stock options	—	1,017,000
CODES due 2022	5	9,000
CODES due 2024	262	3,302,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$90,154	55,058,000	$1.64

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2004
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except share and per share amounts)
Basic earnings per common share:
Net income	$92,919
Dividends on preferred stock	(6,613)

Income available to common shareholders	86,306	51,468,000	$1.68
Effect of dilutive securities:
Stock options	—	1,526,000
CODES due 2022	9	15,000
CODES due 2024	575	4,872,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$86,890	57,881,000	$1.50

	For the year ended December 31, 2003
	Income (numerator)	Shares (denominator)	Per share amount
	(Dollars in thousands, except share and per share amounts)
Basic earnings per common share:
Net income	$92,003
Dividends on preferred stock	(5,912)

Income available to common shareholders	86,091	52,040,000	$1.65
Effect of dilutive securities:
Stock options	—	953,000
CODES due 2022	9	15,000

Diluted earnings per common share:
Income available to common shareholders after assumed conversions	$86,100	53,008,000	$1.62

The calculations exclude the effect of securities deemed to be anti-dilutive. The anti-dilutive effect for each type of security is as follows:

•	Stock options—Options are considered anti-dilutive if the options’ exercise prices were greater than the average market prices of the common stock during the relevant periods. As such, the potential common shares underlying these options are excluded from the computation of diluted earnings per common share. The following indicates the number of shares of our common stock which are available for purchase under anti-dilutive options for the periods indicated:

	For the year ended December 31,
	2005	2004	2003
Anti-dilutive options	2,752,064	1,632,860	2,994,286

•	Convertible preferred stock—The outstanding convertible preferred stock was anti-dilutive for all periods presented. This was determined as a result of the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock being greater than the diluted earnings per common share.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The diluted earnings per common share reflects the 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and the remaining unredeemed CODES due 2022 as potential common shares for purposes of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-8 have been excluded from this restatement. The weighted average potential common shares attributable to the CODES due 2022 and CODES due 2024 are based on the average of such securities outstanding during the relevant periods. Those averages reflect the timing of the March 2004 issuance of the CODES due 2024 and the various redemption and repurchase transactions for those securities.

The diluted earnings per common share for the year ended December 31, 2003 has been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of this restatement, the number of average common and common equivalent shares increased by 15,000 shares for the year ended December 31, 2003. These restatements did not result in a change in the previously reported basic earnings per common share for those periods.

NOTE 16—OPERATING EXPENSES

The following table sets forth the operating expenses for the periods indicated.

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Compensation and benefits	$200,657	$182,162	$175,423
Occupancy and equipment	44,123	44,010	40,898
Legal costs and other professional fees	18,015	20,910	16,594
Depreciation—equipment leased to others	15,226	9,647	4,615
Telephone, postage and supplies	8,358	7,215	7,245
Marketing and promotion	8,357	7,102	6,120
Amortization of intangibles	7,876	8,286	7,180
Data processing	5,285	5,024	5,356
Insurance	4,102	5,141	4,487
Dividends paid on preferred stock of real estate investment trusts	1,824	1,824	1,824
Directors fees	1,803	1,215	1,228
FDIC insurance and regulatory assessments	1,636	1,903	2,073
Correspondent bank fees	1,326	2,757	4,519
Contribution to the Greater Bay Bancorp Foundation	900	900	—
Client service expenses	785	1,159	1,293
Expenses on other real estate owned	—	348	1,065
Other expenses	15,788	14,712	12,288

Total operating expenses	$336,061	$314,315	$292,208

Efficiency ratio	70.14%	66.56%	62.28%
Total operating expenses to average assets	4.74%	4.22%	3.68%

Occupancy costs were $32.5 million for both 2005 and 2004, and $29.6 million for 2003.

As described in Note 6 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, acquisition costs for acquisition transactions accounted for using purchase accounting are capitalized as goodwill. Integration costs are period costs and are charged to expense in the period they are incurred.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—INCOME TAXES

Our effective income tax rate for 2005 was 37.8%, compared to 39.0% in 2004 and 38.3% in 2003. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, and bank-owned life insurance policy investment earnings that are exempt from taxation. Current tax expense, and the deferred tax liability recorded as of December 31, 2005, reflects the effect of a decrease in the state tax rate to which the Company is subject. The effect of this difference reflected in the 2005 income tax provision is approximately $350,000.

In 2004, we received a notice from the IRS challenging the deductibility of certain expenses totaling $34.9 million on our 2000 and 2001 tax returns primarily related to multiple corporate acquisitions during those years. We originally estimated that if all of the adjustments in the notice were upheld for federal and state tax purposes, the combined federal and California tax cost would be approximately $11.5 million. We have resolved the issues presented in the notice with the IRS. The result of that resolution is a permanent disallowance of approximately $1.5 million of deductions claimed. The other items in the notice were allowed either as current deductions or as deductions in other tax years.

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and the agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that an additional net income tax liability had been incurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during 2005.

In 2001, the Bank formed CNBIT I as a real estate investment trust subsidiary that in turn formed CNBIT II as a real estate investment trust subsidiary. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. The REITs were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment regarding the claimed loss deduction. However, recently the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the tax cost to us would be approximately $10.5 million plus interest estimated at $720,000. We believe that the loss deduction was claimed in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

CNBIT I paid consent dividends to the Bank under the REIT rules in 2001 through 2005 and the Bank deducted such consent dividends for California tax purposes. From inception of the REITs through December 31, 2005, we have recognized a cumulative net tax benefit, net of tax reserves of $2.3 million on these consent dividends. During 2003 the California Franchise Tax Board (or “FTB”) took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position in those years and all future years. We believe that the California tax benefits claimed with respect to the consent dividends were claimed in accordance with relevant California tax law and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

The FTB commenced an audit of our 2001 and 2002 tax years in the second quarter of 2005. On February 21, 2006, the FTB issued to us an Audit Issue Presentation Sheet (or “AIPS”) concerning bad debt deductions that we claimed in 2001 under the reserve method. In general, an AIPS is an initial written statement of position by the FTB. It is subject to internal administrative review and appeal, as well as court challenges. The AIPS disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. The AIPS indicates a potential California tax increase of $9.4 million for 2001 due to this proposed adjustment. The FTB does not assert in the AIPS that any penalties apply. The amount shown in the AIPS is before taking into account the $5.4 million that we paid for 2001 under a California tax amnesty program during 2005. In addition, under the FTB’s position, we would be entitled to a state tax benefit of approximately $4.5 million in the 2002 tax year. There would also be federal tax benefit due to deductions available for payment of state taxes. If the FTB were to be successful in whole in its position in the AIPS, we estimate that the net tax cost to us would be approximately $1.7 million, plus interest. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law and we intend to vigorously contest the position of the FTB in the AIPS in appropriate proceedings, if necessary. Should the FTB successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

The years 2000 through 2004 remain open for both IRS and FTB purposes. The IRS has commenced its examination of the Bank’s tax returns for 2002 through 2004. The 2005 Federal and state tax returns have not been filed as of December 31, 2005.

Income tax expense was comprised of the following for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$44,006	$51,379	$33,094
State	13,641	13,612	11,445

Total current	57,647	64,991	44,539

Deferred:
Federal	1,567	(3,872)	11,041
State	(91)	(1,666)	1,437

Total deferred	1,476	(5,538)	12,478

Total income taxes	$59,123	$59,453	$57,017

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant portions of the temporary differences that gave rise to deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$40,645	$51,866
Unrealized losses on securities	16,212	9,358
Other deferred compensation	17,702	12,277
Accumulated depreciation	7,980	13,769
Minimum pension liability	3,672	4,041
Professional fees	2,025	1,589
Interest accretion	248	162
State income taxes, net	140	—
Other, net	2,228	2,431

	90,852	95,493
Valuation allowance	—	—

Total deferred tax assets	90,852	95,493

Deferred tax liabilities:
Intangible amortization	(16,462)	(12,250)
Leasing operations	(15,815)	(21,315)
Prepaid expenses	(2,185)	(2,397)
FHLB dividends	(922)	(1,376)
State income taxes, net	—	(76)

Total deferred tax liabilities	(35,384)	(37,414)

Net deferred tax asset	$55,468	$58,079

Net deferred tax assets as of December 31, 2005 includes $7.6 million in deferred tax liabilities acquired in the acquisition of Lucini/Parish.

Management believes that we will fully realize the total deferred tax assets as of December 31, 2005 based upon our recoverable taxes from prior carryback years and our current level of operating income.

The components of net deferred tax assets by jurisdiction were as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Federal income taxes	$42,331	$44,946
State income taxes	13,137	13,133

Net deferred tax asset	$55,468	$58,079

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
California franchise tax expense, net of federal income tax benefit	5.6%	5.1%	5.6%

	40.6%	40.1%	40.6%
Tax exempt income	-0.8%	-1.0%	-1.1%
Nondeductible compensation	0.2%	0.4%	—
Earnings of bank owned life insurance exempt from taxation	-1.7%	-1.6%	-1.4%
Other, net	-0.5%	1.1%	0.2%

Effective income tax rate	37.8%	39.0%	38.3%

NOTE 18—BUSINESS SEGMENTS

As described further below, during 2005 we changed the composition of our reportable business segments. We have four reportable business segments, including community banking, treasury, Matsco, and ABD. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Matsco provides dental and veterinarian financing services nationally.

•	ABD, with offices located in California, Washington, and Nevada, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, and day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

We have four additional smaller operating segments that include Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company whose results are combined and reported in all other segments. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and Corporate Finance as those units do not meet the definition of an operating segment. The results for these four units are included below in the reconciliation between business segment totals and our consolidated totals. Bank administration and operations is comprised of our core administrative functions, including executive management, accounting, finance, information technology, facilities, human recourses, in-house counsel, internal audit and risk management. Bank administration and operations also includes back-office administrative functions related to client services, loan services, international banking and cash management. The results for Corporate Finance during 2005 and 2004 represent the run-off of the remaining loans for that unit. As of December 31, 2005, there were no remaining Corporate Finance loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment Revenues and Expenses

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

Intersegment Interest Charges Received and Paid

Community banking, and to a lesser degree the Greater Bay Trust Company, are our primary core deposit gathering operating segments. The community banking segment and the Greater Bay Trust Company earn intersegment interest revenues from treasury on their excess funds placements. Our treasury department also undertakes wholesale financings on behalf of the Bank. Because Matsco, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding (or “our other lending segments”) do not have the same ability as community banking to self fund their assets, they purchase their funding from the treasury segment. The following is a summary of intersegment interest charges received/(paid) for the periods indicated:

	For the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Community banking	$97,262	$86,319	$51,531
Treasury	$(52,373)	$(48,198)	$(13,331)
Matsco	$(28,250)	$(29,020)	$(28,816)
All other segments	$(16,335)	$(8,497)	$(7,821)

During 2005, the interest rate paid by treasury to community banking on excess funds placements was based on the weighted average yield earned on the Bank’s available-for-sale securities. Interest charges paid by treasury to community banking for 2004 and 2003 have been restated to reflect the weighted average yield earned on the Bank’s available-for-sale securities for those periods.

In 2005 the rate paid for funding by our other lending segments to treasury was based on brokered time deposit rates available to the Bank in its wholesale funding operations. The interest rate maturities of intersegment fundings were matched to the expected interest rate maturities of the other lending segments’ assets. Throughout 2005, incremental intersegment funding was provided as needed with interest rate maturities matched to those of newly originated loans adjusted for changes in expected maturities of the units’ seasoned loan portfolios. During 2003 and 2004 intersegment funding was set at the 3-year Treasury yield plus fifty basis points. The rate for the entire intersegment funding pool was reset monthly with the total fundings adjusted to meet unit requirements. The average intersegment interest rate paid by Matsco was 3.65% during 2005, 4.19% during 2004 and 3.84% during 2003. Using the 2005 transfer pricing method, Matsco’s 2004 rate would have been 3.43% and 2003 rate would have been 3.67%. If we had continued to use the previous transfer pricing method, Matsco’s intersegment interest charges would have been $39.9 million during 2005.

ABD is primarily funded with equity. In May 2005, ABD utilized intersegment borrowings to partially finance its purchase of Lucini/Parish. During the remainder of 2005, ABD repaid this intersegment obligation in full from proceeds realized from operations and reductions in cash-equivalents. ABD paid interest to the holding company totaling $434,000 for the year ended December 31, 2005. ABD had no intersegment borrowing in 2004 and 2003. ABD also deposits transaction and discretionary cash with the community bank. These deposits are eliminated in consolidation.

Allowance for Loan and Lease Losses

The methodology we use for computing the allowance for loan and lease losses, the reserve for unfunded commitments and the related provision for credit losses for our business segments differs from the methodology

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we use for the consolidated company. Community banking’s allowance for loan and lease losses is based on the net charge-offs attributed to that segment. The allowance for loan and lease losses for our other lending segments is computed as a fixed percentage of the prevailing loan and lease balance. Each of those other lending segments uses a predetermined percentage rate to compute the required allowance for loan and lease losses for all of its outstanding loans. The total balance of the allowance for loan and lease losses for the operating segments is then deducted from the required consolidated allowance for loan and lease losses and reserve for unfunded commitments (which is computed as described in Note 3 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), and that difference is included in the reconciliation between business segments and our consolidated total. The loan and lease loss provision allocation methodology between business segments and other reconciling items causes changes in our consolidated reserve level not attributable to community bank net charge-offs or loan and lease portfolio growth in other business segments to be reported under other reconciling items. As a result, consolidated reserve level movements due to changes in loan and lease portfolio credit quality and product mix, revisions in default rate and loss upon default assumptions, and modification of reserve calculation methodology are concentrated in other reconciling items.

Other Intersegment Revenues

ABD received insurance commission and fees from the holding company and the operating segments totaling $536,000 during 2005, $719,000 during 2004, and $749,000 during 2003.

All remaining intersegment revenue is not significant to business segment results.

Segment Occupancy and Equipment Expenses

During 2005, our lending segments were assessed market rental rates for their owned and leased premises by bank administration and operations and reimbursed for contracted lease expense and depreciation. In prior periods, those segments paid contractual rates stated in the leases for those premises and incurred depreciation expense for owned premises. We have not changed how prior periods are presented. This change reduced rental expenses for community banking by approximately $1.4 million during 2005. The impact of this change on our other segments was nominal.

Intercompany Allocation and the Provision for Income Taxes

Our intercompany allocation for general and administrative expenses is not at the operating segment level. As a result, expenses related to back-office functions, including costs related to certain centralized loan and deposit service functions are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $16.3 million during 2005, $16.7 million during 2004, and $16.5 million during 2003.

Similarly, we do not allocate the provision for income taxes to our operating segments.

Management does not consider such unallocated general and administrative expenses or the provision for income taxes when evaluating segment results. Therefore the operating results for business segment are shown before intercompany allocation and the provision for income taxes.

In certain instances, direct expenses that previously were charged to the lending units are now charged to the administration units. Direct operating expenses for 2004 and 2003 have been restated to conform to the 2005 presentation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes to Operating Segments Presented

Prior to 2005, the community banking business segment included the results of treasury and bank administration and operations. During 2005, our view of the community banking segment evolved such that we no longer focus on the evaluation of this combined community banking unit, including treasury and administration, but instead evaluate these three units separately. Among the factors that contributed to this change was the hiring of a dedicated President of community banking whose oversight responsibilities do not extend to the treasury and administration functions. As a result of this change in how we view our business, we have determined that community banking and treasury are separate reportable business segments, and we consider bank administration and operations not to be part of our operating segments, and include their results in other reconciling items.

Prior to 2005, we evaluated the results of our specialty finance division on a consolidated level. With the continuing growth of Greater Bay Capital, we refocused our evaluation of the results of the specialty finance division at the individual unit level during 2005. As a result of this change in how we evaluate these units operating results, beginning in 2005, we determined that Matsco is a separate reportable business segment. Greater Bay Capital, Greater Bay SBA Group, and Greater Bay Business Funding have individually been determined to be operating segments, and their results are included in all other segments.

Prior to 2005, we voluntarily reported the results of the Greater Bay Trust Company separately in our segment information. As the Greater Bay Trust Company does not meet the requirements for a reportable business segment for 2005, 2004 or 2003, its results are included in all other segments.

We have restated all prior period segment information to conform to the current composition of reportable segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the year ended December 31, 2005
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Interest income	$316,873	$76,451	$61,731	$1,256	$38,987	$495,298	$7,679	$(112,194)	$390,783
Interest expense	73,086	81,159	28,250	713	20,311	203,519	32,248	(112,194)	123,573

Net interest income before provision for (recovery of) credit losses	243,787	(4,708)	33,481	543	18,676	291,779	(24,569)	—	267,210
Provision for / (recovery of) credit losses	5,282	—	7,365	—	2,848	15,495	(28,764)	—	(13,269)

Net interest income after provision for (recovery of) credit losses	238,505	(4,708)	26,116	543	15,828	276,284	4,195	—	280,479
Non-interest income	14,377	2,260	3,582	155,257	25,745	201,221	17,997	(7,286)	211,932
Operating expenses	45,931	141	13,426	131,475	26,587	217,560	125,787	(7,286)	336,061

Income before provision for income taxes	$206,951	$(2,589)	$16,272	$24,325	$14,986	$259,945	$(103,595)	$—	$156,350

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the year ended December 31, 2004
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Interest income	$289,637	$86,483	$58,250	$1,212	$31,594	$467,176	$7,486	$(98,163)	$376,499
Interest expense	51,717	71,341	29,021	395	10,398	162,872	26,167	(98,163)	90,876

Net interest income before provision for / (recovery of) credit losses	237,920	15,142	29,229	817	21,196	304,304	(18,681)	—	285,623
Provision for / (recovery of) credit losses	10,608	—	5,080	—	2,276	17,964	(12,443)	—	5,521

Net interest income after provision for / (recovery of) credit losses	227,312	15,142	24,149	817	18,920	286,340	(6,238)	—	280,102
Non-interest income	15,727	5,638	4,195	131,227	19,761	176,548	17,506	(7,469)	186,585
Operating expenses	52,704	361	13,204	112,564	20,141	198,974	122,810	(7,469)	314,315

Income before provision for income taxes	$190,335	$20,419	$15,140	$19,480	$18,540	$263,914	$(111,542)	$—	$152,372

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2003
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Interest income	$275,220	$100,953	$60,348	$1,133	$29,589	$467,243	$23,865	$(83,389)	$407,719
Interest expense	43,701	65,478	29,107	308	9,868	148,462	44,765	(83,389)	109,838

Net interest income before provision for / (recovery of) credit losses	231,519	35,475	31,241	825	19,721	318,781	(20,900)	—	297,881
Provision for / (recovery of) credit losses	21,128	—	10,520	—	2,390	34,038	(5,843)	—	28,195

Net interest income after provision for / (recovery of) credit losses	210,391	35,475	20,721	825	17,331	284,743	(15,057)	—	269,686
Non-interest income	18,259	9,180	7,763	117,921	12,777	165,900	13,141	(7,499)	171,542
Operating expenses	54,197	—	13,921	99,050	16,899	184,067	115,640	(7,499)	292,208

Income before provision for income taxes	$174,453	$44,655	$14,563	$19,696	$13,209	$266,576	$(117,556)	$—	$149,020

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the year ended December 31, 2005
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Total assets	$3,015,684	$1,699,575	$882,172	$365,384	$612,985	$6,575,800	$890,532	$(345,363)	$7,120,969
Deposits	4,760,022	493,672	—	—	45,808	5,299,502	9,649	(250,612)	5,058,539
Assets under administration	—	—	—	—	633,033	633,033	—	—	633,033

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

	December 31, 2004
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Total assets	$3,569,824	$2,074,804	$774,605	$325,617	$525,478	$7,270,328	$627,578	$(946,735)	$6,951,171
Deposits	5,062,537	295,951	—	—	52,141	5,410,629	(509)	(307,281)	5,102,839
Assets under administration	—	—	—	—	634,343	634,343	—	—	634,343

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

NOTE 19—EMPLOYEE BENEFIT PLANS

Stock Option Plan

At December 31, 2005, the total authorized shares issuable under the Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan were approximately 20,204,312 shares and the number of shares available for future grants was approximately 6,962,178 shares.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and shares of restricted stock may be granted under the plan to employees, nonemployee directors, and consultants. Options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of each option must equal the closing price of our stock on the date of grant. The term of an option may not exceed 10 years and generally vests ratably over the initial five-year period. The term of the restrictions on restricted stock grants are determined on a grant-by-grant basis and generally lapse over periods ranging from two to five years.

A summary of our stock options as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Options (000’s)	Weighted average exercise price	Options (000’s)	Weighted average exercise price	Options (000’s)	Weighted average exercise price
Outstanding at beginning of year	6,599	$23.12	6,824	$21.24	6,413	$21.95
Granted	893	25.30	1,158	28.23	1,483	15.21
Exercised	(731)	16.47	(926)	14.46	(681)	13.09
Forfeited	(471)	24.11	(315)	23.71	(305)	23.38
Expired	(175)	31.78	(142)	29.59	(86)	27.15

Outstanding at end of year	6,115	23.91	6,599	23.12	6,824	21.24

Options exercisable at year-end	5,026	24.96	3,591	22.44	3,707	20.47

Weighted average fair value of options granted during the year		$9.53		$10.41		$5.06

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options outstanding			Options exercisable
Exercise price range	Number outstanding (000’s)	Weighted average remaining life (years)	Weighted average exercise price	Number exercisable (000’s)	Weighted average exercise price
$ 0.00–$ 9.99	114	1.17	$7.50	113	$7.50
$10.00–$19.99	2,080	4.87	$16.02	1,469	$16.54
$20.00–$29.99	2,902	7.31	$26.00	2,426	$26.30
$30.00–$39.50	1,019	4.88	$35.87	1,018	$35.87

During 2005, we awarded 176,100 shares of restricted stock, as compared to 75,662 shares awarded during 2004 and 38,667 shares awarded during 2003. During 2005, 225 shares of restricted stock were forfeited, as compared to 1,134 shares during 2004. No forfeitures took place during 2003. The fair value of the restricted stock awards was $4.3 million during 2005, $2.1 million during 2004 and $669,000 during 2003. Compensation costs for our restricted stock awards were $1.0 million during 2005, $579,000 during 2004 and $1.6 million during 2003. Because the restricted stock is legally issued and outstanding, the fair value of the restricted stock awards is reflected in common stock with a corresponding offset for the amount of unearned compensation.

Acceleration of Certain Stock Options

During 2005, the Executive Compensation Subcommittee (or “the Subcommittee”) of our Board of Directors accelerated the vesting of otherwise unvested “out-of-the-money” stock options previously issued with an exercise price at or above $25.62. Additionally, the Subcommittee accelerated the vesting of “in-the-money” stock options with an exercise price at or above $25.54, which was $0.08 less than the closing price on

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 30, 2005. The total number of accelerated options was 1,573,136, representing approximately 24.7% of our outstanding options. Of this amount, 185,700 of the accelerated options were held by directors (excluding the Chief Executive Officer), and 136,900 were held by executive officers (including the Chief Executive Officer). The weighted average exercise price of all accelerated options was $28.22. All other terms and conditions of the accelerated options, including the number of shares subject to the options and exercise prices, remain unchanged. These option accelerations resulted in the following:

•	The unrecognized pre-tax stock-based compensation cost for the “out-of-the-money” options was approximately $8.3 million at the time of the acceleration. This amount is included in the 2005 pro forma stock-based compensation disclosure shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, under the heading “Stock-Based Compensation.”

•	The unrecognized pre-tax stock-based compensation cost for the “in-the-money” options was approximately $3.9 million at the time of the acceleration. This amount is also included in the 2005 pro forma stock-based compensation disclosure shown in Note 1.

•	The acceleration of “in-the-money” options also resulted in a pre-tax compensation expense of approximately $6,000 during 2005. This amount is included in our compensation expense.

All of our directors and executive officers signed an agreement, as a condition to the accelerated vesting of their stock options, providing that they will not sell any shares acquired upon exercise of accelerated options prior to the date that such options would have vested in accordance with the original vesting schedule of the options. These agreements are designed to prevent unintended personal benefits to directors and executive officers and to provide an incentive for continued contribution to our long-term operation.

We determined that the acceleration of these options was in the best interests of the shareholders as it will reduce compensation expense in future periods in view of the compensation expensing requirements of SFAS No. 123R, which we adopted effective January 1, 2006. SFAS No. 123R requires that all share-based compensation occurring on and after January 1, 2006, including compensation related to unvested stock options granted prior to that date, be recognized in our financial statements as additional compensation expense based on the fair values of the share-based compensation at its grant date.

401(k) Plans

We have a 401(k) tax deferred savings plan into which eligible employees may elect to defer a portion of their eligible compensation (up to 50%, but not exceeding Internal Revenue Code (or “IRC”) dollar limits) as a contribution to the plan. On September 27, 2005, the Board of Directors adopted an amendment to the plan. The Board has made three changes to the plan, effective January 1, 2006, two of which are designed to increase employee participation in the plan. The first change provides for automatic salary deferral into the plan for all eligible new hires at a rate of 2% of eligible compensation. Employees not wishing to participate in salary deferral contributions (or wishing to participate at a different level than 2% of compensation) must make an election to opt out (or to contribute at another level). The second change increases the employer match (which for 2005 was 62.5% of up to 8% of salary deferred) to 75% of the first 4% of salary deferred and 62.5% for the next 4% of salary deferred. The third change revises the definition of eligible compensation to exclude specified employee benefits and bonus compensation other than regular annual bonuses. Matching contributions to the plan are made in cash and vest ratably over the first four years of employment. Our common stock is an investment choice under the plan, but our employees are not required to maintain any portion of their plan accounts in our stock.

ABD has a 401(k) plan that was established prior to our acquisition of ABD and remains in place. ABD employees may elect to defer a maximum of 12% of their eligible compensation, not to exceed IRC limitations. ABD matches 50% of employee contributions up to $5,000 per employee per year.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2005, 2004 and 2003, we contributed $4.0 million, $3.6 million and $3.7 million, respectively, to both of the 401(k) plans combined.

Executive Restoration Plan

Effective February 15, 2005, we adopted an executive restoration plan that provides eligible participants, including executive officers who do not have supplemental employee retirement benefits with unfunded deferred compensation in the amount of 5% of their compensation in excess of the maximum amount of compensation that the IRC allows to be taken into account under our 401(k) plan. This is equivalent to matching contributions under our 401(k) plan on such excess compensation. These amounts vest ratably over the first four years of employment. Plan earnings are based on the returns of participant directed investments in selected mutual funds. At December 31, 2005, $34,000 of deferred compensation and earnings under this plan is included in other liabilities in the consolidated balance sheet.

Employee Stock Purchase Plan

We maintained an employee stock purchase plan under Section 423(b) of the IRC that allowed eligible employees to set aside up to 15% of their compensation toward the purchase of our stock. Under the plan, the purchase price was 85% of the lower of the fair value at the beginning or end of each three-month offering period. During 2005, 2004 and 2003, employees purchased 102,991 shares, 150,209 shares and 223,293 shares of common stock, respectively. Our Board terminated the plan effective September 30, 2005.

Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers to provide supplemental employee retirement plan benefits and have adopted a 2005 Supplemental Executive Retirement Plan (or collectively “the SERPs”). The SERPs are not qualified under IRC Section 401(a) and most of the benefits provided under them are unfunded. Under the SERP agreements, we are generally obligated to provide for each such employee who continues in employment for a specified period, or, if earlier, until the employee’s death, total disability or our change in control, a monthly benefit beginning at the employee’s retirement and continuing for the employee’s life in the amount defined or determined in each agreement or under the 2005 plan. In most cases, a related split-dollar life insurance agreement provides a death benefit for the employee’s spouse or other beneficiaries. Most of the SERPs are defined benefit plans. For years ended December 31, 2005, 2004 and 2003, we made contributions of $1.2 million, $1.7 million and $1.6 million, respectively, to secular trusts which fund benefits for certain current and former executive officers under their SERPs.

Effective for the year ended December 31, 2004, the Minimum Liability provisions of SFAS No. 87 are applicable. As of December 31, 2004, we recorded a non-cash charge to accumulated other comprehensive loss to recognize a portion of our additional minimum pension liability in accordance with SFAS No. 87. SFAS No. 87 requires that this liability be recognized at year-end in an amount equal to the amount by which the accumulated benefit obligation exceeds the fair value of the defined benefit pension plan assets. The additional minimum pension liability was recorded by recognizing an intangible asset to the extent of any unrecognized prior service cost and transition obligation that totaled $10.3 million and $13.6 million at December 31, 2005 and 2004, respectively. The additional minimum pension liability adjustments totaling $469,000 and $5.6 million, net of tax, were recorded in accumulated other comprehensive loss on our consolidated balance sheets at December 31, 2005 and 2004, respectively. As of December 31, 2003, we had an additional minimum pension liability of $16.8 million and an equal amount was recognized as deferred expense that is included in other assets resulting in no reduction in shareholders’ equity.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the SERPs’ status at the dates indicated.

	For the years ended December 31,
	2005	2004
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$46,490	$37,203
Service cost	2,278	1,786
Interest cost	2,419	1,354
Amendments	—	—
Actuarial gain (loss)	(257)	9,610
Benefit paid	(3,289)	(3,463)

Benefit obligation at end of year	$47,641	$46,490

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(47,641)	$(46,490)
Unrecognized net obligation existing at January 1, 2003	—	—
Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	10,328	13,549
Intangible assets	—	—
Accumulated other comprehensive income	8,772	9,610

Accrued benefit cost	$(28,541)	$(23,331)

	Years ended December 31,
	2005	2004
	(Dollars in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$2,278	$1,786
Interest cost on projected benefit obligation	2,419	1,354
Amortization of net obligation at transition	—	—
Amortization of prior service cost	3,221	3,221
Recognized net actuarial loss	580	—

Net periodic pension cost	$8,498	$6,361

The net periodic pension cost was determined using the following assumptions:

	Years ended December 31,
	2005	2004
Discount rate	5.40%	6.25%
Salary increase	N/A	N/A
Return on assets	N/A	N/A

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit obligation was determined using the following assumptions shown below.

	Years ended December 31,
	2005	2004
Discount rate	5.70%	5.40%
Salary increase	3.00%	N/A
Measurement date	October 31, 2005	October 31, 2004

For SERP agreements in place at December 31, 2004, our obligation was not affected by salary increases. Beginning in 2005, we entered into SERP agreements that do consider the beneficiaries’ salary increases in determining the benefit obligation. For such SERPS, we assumed salary increases of 3.00%.

The discount rate that was used to determine the benefit obligation as of the measurement date was computed by using the zero coupon discount rates from the Citigroup Pension Discount Curve. Average discount rates of 5.68% for 2005 and 5.38% for 2004 were computed that equated the calculated net present value of the benefit payments to the time distribution of expected benefit payments. We have chosen to round the average discount rate to the nearest multiple of 0.05%, which is 5.70% for 2005 and 5.40% for 2004. The discount rate for the 2004 net periodic pension cost was computed by using the Moody’s AAA/AA Bond Yield and the discount rate was set at 6.25%.

The benefits expected to be paid during the next 10 years are as follows:

Projected annual benefit payments
(Dollars in thousands)
2006	$3,685
2007	3,525
2008	3,640
2009	3,960
2010	4,175
2011 - 2015	18,750

We have purchased life insurance policies as a method of financing the benefits under the individual agreements. Depending on the agreement, we and the persons designated by the insured employees, are beneficiaries of the life insurance policies. At December 31, 2005 and 2004, the cash surrender value of these policies was approximately $182.1 million and $174.8 million, respectively, and is included in other assets. The income recognized on these polices was $7.5 million, $6.9 million and $6.2 million in 2005, 2004 and 2003, respectively, and is included in other income.

Deferred Compensation Plan

Effective November 19, 1997, we adopted the Greater Bay Bancorp 1997 Elective Deferred Compensation Plan (or “the 1997 Plan”) that allowed eligible employees to defer a portion of their salary, bonus and certain other compensation. This is an unfunded plan. All plan participants are fully vested at all times in their account balances in the plan. The plan earned interest calculated based on a long-term interest reference rate. Effective as of May 1, 2004, the plan was amended to provide earnings based on the returns of participant selected mutual funds. Effective as of December 31, 2003, the 1997 Plan was frozen to all future deferrals of compensation earned after December 31, 2003. At December 31, 2005 and 2004, $12.2 million and $12.9 million, respectively, of deferred compensation and earnings under this plan is included in other liabilities in the consolidated balance sheet.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective July 1, 2004, we adopted the Greater Bay Bancorp 2004 Voluntary Deferred Compensation Plan, which was amended and restated effective January 1, 2005 (or “the 2005 Plan”) to comply with the nonqualified deferred compensation rules of Section 409A of the IRC. The 2005 Plan allows eligible participants to defer a portion of their salary and bonus compensation. This is an unfunded plan. All participants are fully vested at all times in their account balances in the plan. The 2005 Plan earnings are based on the returns of participant directed investments in selected mutual funds. At December 31, 2005 and 2004 $1.1 million and $268,000, respectively, of deferred compensation and earnings under this plan is included in other liabilities in the consolidated balance sheet.

Additionally, under deferred compensation plans that were established at the Bank of Petaluma, Coast Commercial Bank, Peninsula Bank of Commerce, and San Jose National Bank prior to our acquisitions of the banks, at December 31, 2005 and 2004, $1.8 million and $2.2 million, respectively, of deferred compensation and earnings under these plans is included in other liabilities in the consolidated balance sheet.

The combined compensation expense for these plans was $1.3 million during 2005 and $1.0 million during 2004.

Change in Control

In the event of a change in control, the SERP agreements may require us to make certain payments In addition, outstanding options would immediately become 100% vested and the restrictions on all shares of restricted stock would lapse upon a change in control. We also have plans and agreements in place that would require payments to be made to certain employees whose employment is terminated or otherwise materially diminished pursuant to a change in control. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

Severance Plans

We also have plans in place that would require payments to be made to certain employees whose employment is terminated by us pursuant to a layoff. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

NOTE 20—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods and assumptions are set forth below for our financial instruments. Our estimated fair values of financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying amount	Fair value	Carrying amount	Fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$152,153	$152,153	$171,657	$171,657
Securities	1,493,584	1,494,492	1,602,268	1,611,227
Loans, net	4,645,810	4,876,088	4,380,717	4,364,704
Derivative instruments	278	278	166	166
Interest receivable	25,162	25,162	22,557	22,557
Financial liabilities:
Deposits	5,058,539	5,063,585	5,102,839	5,117,099
Borrowings	1,008,113	1,034,690	788,975	784,950
Derivative instruments	—	—	289	289
Interest payable	8,209	8,209	7,452	7,452

GREATER BAY BANCORP AND SUBSIDIARIES

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

Federal Reserve Bank and FHLB stock, which are included in other securities, is classified as a restricted investment security, carried at cost, and evaluated for impairment based on the ultimate recoverability of the par value.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value is calculated by discounting scheduled cash flows through the estimated maturity using wholesale market discount rates that reflect the IRR inherent in the loan.

In addition, the allowance for loan and lease losses was considered a reasonable adjustment for credit risk for the entire portfolio. Fair value for significant nonperforming loans, which is reflected in our allowance for loan and lease losses, is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Derivative Instruments

Derivative instruments are carried at fair value. Fair values are obtained from our counterparty, or other outside independent valuation sources. The carrying amount and fair value of warrants issued by our borrowers was $843,000 at December 31, 2005 and $592,000 at December 31, 2004 and is included in securities in the table above. The carrying amount and fair value of all other derivative instruments is included in the derivative instruments lines.

Interest Receivable and Interest Payable

Interest receivable and interest payable are all near-term assets and liabilities. As such, the carrying value reported in the balance sheet for these approximates their fair value.

Deposits and Borrowings

The fair value for all deposits without fixed maturities and short-term borrowings is considered to be equal to the carrying value. The fair value for fixed rate time deposits and long-term borrowings are estimated by discounting future cash flows using wholesale market discount rates for similar remaining maturities. The fair value of core deposits does not reflect the core deposits premium.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The financial statements of Greater Bay (parent company only) are presented below:

PARENT COMPANY ONLY—BALANCE SHEETS

	As of December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$225,556	$272,124
Investment in subsidiaries	952,846	870,789
Securities	61,961	98,628
Other assets	157,695	195,486

Total assets	$1,398,058	$1,437,027

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debt	210,311	210,311
Other borrowings	381,908	391,352
Other liabilities	29,828	72,298

Total liabilities	622,047	673,961
Shareholders’ equity:
Convertible preferred stock	103,387	103,816
Common Stock	276,670	263,190
Unearned compensation	(4,588)	(1,907)
Accumulated other comprehensive income /(loss)	(27,683)	(18,474)
Retained earnings	428,225	416,441

Total shareholders’ equity	776,011	763,066

Total liabilities and shareholders’ equity	$1,398,058	$1,437,027

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY ONLY—STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income:
Interest income	$7,177	$7,689	$3,987
Cash dividends from subsidiaries:
The Bank	41,000	94,183	27,493
Other subsidiaries	19,810	17,710	26,450
Non-interest income	2,418	4,882	612

Total	70,405	124,464	58,542

Expenses:
Interest expense	31,837	25,230	25,461
Compensation and benefits	3,390	53,058	52,524
Occupancy and equipment	4,883	14,473	13,515
Other expenses	13,935	30,955	27,154
Less: rentals and fees (received from) / paid to the Bank	10,680	(92,605)	(105,800)

Total	64,725	31,111	12,854

Income before provision for income taxes and equity in undistributed net income of subsidiaries	5,680	93,353	45,688
Income tax benefit	(17,524)	(3,213)	(121)

Income before equity in undistributed net income of subsidiaries	23,204	96,566	45,809

Equity in undistributed net income of subsidiaries	74,023	(3,647)	46,194

Net income	$97,227	$92,919	$92,003

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY ONLY—STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows-operating activities
Net income	$97,227	$92,919	$92,003
Reconciliation of net income to net cash from operations:
Equity in undistributed net income of subsidiaries and other adjustments to net income to arrive at operating cash flows	(63,663)	(101,496)	(93,387)
Net change in other assets	(38,508)	(15,088)	(13,129)
Net change in other liabilities	(4,233)	11,232	14,721

Operating cash flow, net	(9,177)	(12,433)	208

Cash flows-investing activities
Purchases of securities	(3,075)	(250,054)	(37,252)
Proceeds from sale and maturities of securities	44,310	203,805	39,582
Dividends from subsidiaries	54,060	105,143	39,019
Capital contributions to the subsidiaries	(23,997)	—	—
Payment for business acquisitions	(17,236)	(17,463)	(18,552)
Other investing activities, net	(699)	(3,657)	10,494

Investing cash flows, net	53,363	37,774	33,291

Cash flows-financing activities
Long-term borrowings, net	(7,673)	136,381	149,548
Proceeds from sale of common stock	15,172	20,087	17,354
Repurchase of stock	(60,778)	(59,208)	—
Payment of common stock cash dividends	(30,134)	(28,723)	(28,199)
Payment of convertible preferred stock cash dividends	(7,341)	(6,611)	(5,912)

Financing cash flows, net	(90,754)	61,926	132,791

Net increase/(decrease) in cash and cash equivalents	(46,568)	87,267	166,290
Cash and cash equivalents at the beginning of the year	272,124	184,857	18,567

Cash and cash equivalents at end of the year	$225,556	$272,124	$184,857

On January 1, 2005, we transferred all of the employees of the holding company to the Bank and assigned those employees to bank administration and operations. The principal impact of this organizational change was to significantly decrease the compensation and benefits, occupancy and equipment and other expenses of the holding company. This organizational change also affected the rentals and fees received by the parent company from the Bank. During 2005, the Bank was reimbursed by the holding company for administrative services that employees of the Bank performed on the parent company’s behalf. Prior to the 2005 organizational change, administrative and back-office services were provided by the holding company, which was reimbursed for these services by the Bank.

In connection with the transfer of employees from the holding company to the Bank, the Bank assumed $20.4 million of the holding company’s liabilities during 2005. As compensation for the assumption of those liabilities, the holding company contributed cash and $11.6 million in assets to the Bank.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—RECENT ACCOUNTING DEVELOPMENTS

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, as amended, and supersedes Accounting Principles Board (or “APB”) “Accounting for Stock Issued to Employees” (or “APB Opinion No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be measured based on the grant date fair values. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, SFAS No. 123R will cause unrecognized stock-based compensation expense related to options granted prior to the date of initial adoption and vesting after that date to be recognized as a charge to results of operations over the remaining vesting period based on their original grant date values, as determined in accordance with SFAS No. 123. In April 2005, the SEC approved a delay to the effective date of SFAS 123R, as a result of which, we will be required to adopt SFAS No. 123R beginning January 1, 2006.

In November 2005, FASB issued FASB Staff Position (or “FSP”) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (or “FSP No. 123R-3”). FSP 123R-3 provides a practical transition election related to accounting for the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. FSP 123R-3 allows us to make a one-time election to adopt the transition method described in this FSP. The FSP allows us to take up to one year from our initial adoption of SFAS No. 123R to evaluate our transition alternatives and make an election.

In December 2005, we elected to adopt SFAS No. 123R using the modified prospective application effective January 1, 2006. With the adoption of SFAS No. 123R, we have also elected to adopt the practical transition method for the pool of excess tax benefits allowed under FSP 123R-3 and to continue utilizing the straight-line expense attribution method. Management has also determined that it will continue to use the Black-Scholes model to value stock option grants.

The unrecognized pre-tax stock-based compensation on stock options outstanding at December 31, 2005 was $6.0 million. During 2006, we expect to recognize approximately 33.3% of the previously unrecognized stock-based compensation on those grants, as adjusted for expected forfeitures. However, future stock-based compensation expense will be significantly affected by the number and form of stock-based awards we may grant in 2006, our stock price, the related tax benefit, the cumulative effect adjustment required at adoption to record an estimate for future forfeitures, and a number of complex and subjective valuation assumptions that apply to any grants we may make in the future. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors including estimated forfeiture rates.

The Meaning of Other-Than-Temporary Impairment

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (or “FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FSP 115-1 are effective for us on January 1, 2006 and will not have a material impact on our financial condition or operating results.

Determining the Amortization Period for Leasehold Improvements

In June 2005, the EITF reached consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements.” The EITF reached a consensus that the amortization period for leasehold

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The adoption of this consensus did not have a material impact on our financial condition or operating results.

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

Purchased Loans

In December 2003, the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee issued Statement of Position (or “SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP addresses accounting for loans or debt securities acquired in a transfer and the resulting differences between contractual cash flows and cash flows expected to be collected. This SOP does not apply to loans originated by the Bank. This SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination.

The adoption of this SOP did not have a material impact on our financial condition or operating results.

Proposed Interpretation: Accounting for Uncertain Tax Positions

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (or “SFAS No. 109”). The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. FASB is continuing to deliberate this Interpretation in 2006 and expects to issue a final Interpretation, which would include amendments to SFAS No. 109, in 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We will evaluate the impact of this proposed Interpretation on our results of operations upon the final issuance of the Interpretation.

NOTE 23—RELATED PARTY TRANSACTIONS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equivalent to those entered into in arms’ length transactions and are made subject to approval by the Bank’s Board of Directors. None of these loans is on nonaccrual status. An analysis of total loans to related parties for the years ended December 31, 2005, 2004 and 2003 is shown below:

	2005	2004	2003
	(Dollars in thousands)
Balance, January 1	$53,725	$62,684	$43,748
Additions	26,843	8,209	76,964
Repayments	(28,532)	(17,168)	(58,028)

Balance, December 31	$52,036	$53,725	$62,684

Undisbursed commitments, at year end	$53,572	$45,065	$35,179

We are a party to three leases for buildings owned in part by directors of the holding company. The ABD headquarters building is indirectly owned in part by two directors of the holding company. We pay a monthly rent of $236,492, subject to annual rent adjustments of 3% under a lease that expires in December 2010. ABD also has an administrative building that is partially owned by a director of the holding company. This building’s base monthly rent is $82,618, subject to annual rent adjustments of up to 3% under a lease that expires in August 2013. As of December 31, 2005, the Bank’s main office is indirectly owned in part by one director of the holding company and managed by a company partially owned by another director of the holding company. We pay a monthly rent of $80,234, subject to annual rent adjustments of 3.5% on a lease that expires in January 2010.

ABD is a party to a software license and maintenance agreement with BenefitPoint, Inc., a provider of software solutions for customer relationship management and procurement in the employee benefits area. A director and the senior vice president of sales of BenefitPoint is the son of a director of the holding company. This director also owns shares of BenefitPoint amounting to less than 1% of the outstanding shares. During 2005, ABD paid BenefitPoint approximately $155,000 under the agreement.

NOTE 24—RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

Total dividends that may be declared by the Bank without receiving prior approval from regulatory authorities are limited to the lesser of the Bank’s retained earnings or the net income of the Bank for the latest two whole and current year-to-date calendar years, less dividends paid during that period. There are additional statutory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under all such restrictions, the amount available for payment of dividends to the holding company totaled $125.6 million at December 31, 2005.

The Bank is subject to certain restrictions under the Federal Reserve Act regarding the extension of credit to affiliates. In particular, the Bank is prohibited from lending or otherwise extending credit to the holding company or its affiliates unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited, in the aggregate to 20% of the Bank’s capital and surplus, as defined by federal regulations, or a maximum of $174.8 million at December 31, 2005 and $164.4 million at December 31, 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 25—VARIABLE INTEREST ENTITIES

Variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. A variable interest entity is required to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity. The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	We had investments in low income housing tax credit partnerships totaling $10.9 million at December 31, 2005 and $11.4 million at December 31, 2004. The recorded investment in these partnerships includes the adjusted cost basis of the investments and unfunded commitments totaling $1.1 million at December 31, 2005 and $3.9 million at December 31, 2004. We have also recorded a liability for those unfunded commitments. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	We had investments in venture capital funds totaling $9.6 million at December 31, 2005 and $7.7 million at December 31, 2004 that are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $4.2 million on these investments at December 31, 2005. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related additional potential capital calls;

•	We had investments totaling $5.5 million at December 31, 2005 and $5.2 million at December 31, 2004 in partnerships and corporations that invest in CRA qualified assets such as affordable housing and small businesses. These investments are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $4.6 million on these investments at December 31, 2005. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related additional potential capital calls.; and

•	At December 31, 2005, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII, collectively referred to as the Trusts, totaling $6.3 million. The Trusts have issued trust preferred securities and purchased subordinated debt from our holding company in capital raising transactions. In accordance with the accounting rules for variable interest entities, the Trusts are not included in our consolidated financial position and results of operations. There is no exposure to loss on these investments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 26—SUBSEQUENT EVENTS

Subsequent to December 31, 2005 the Bank received principal payments from two significant loan relationships that retired their indebtedness. One of these relationships, with a $36.8 million carrying value at December 31, 2005, had been previously classified as nonperforming. Both payoffs were determined to represent type I subsequent events, as defined in Statements on Auditing Standards No. 1, “Codification of Auditing Standards and Procedures,” wherein they provided additional information concerning the evaluation of realizability that was made as of December 31, 2005. Accordingly, the carrying value of these loans at December 31, 2005 was adjusted to reflect the payoff value of the loans. The effect of this carrying value adjustment resulted in a $732,000 increase in their gross carrying value and a $7.2 million elimination of the associated allowance for loan losses during the fourth quarter of 2005. These items combined to reduce our provision for credit losses by $7.9 million, increase our income before provision for income taxes by $7.9 million, increase our provision for income taxes by $3.3 million and increase our net income by $4.6 million. The elimination of the allowance for loan losses for these two relationships and the resulting reduction of the provision for credit losses is reflected in our consolidated balance sheet and statement of operations for 2005.

NOTE 27—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the periods indicated:

	For the quarters ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$102,225	$100,710	$96,050	$91,798
Net interest income	67,747	67,996	65,425	66,042
Provision for / (recovery of) credit losses	(10,491)	(3,352)	2,252	(1,678)
Non-interest income	53,009	54,489	54,241	50,193
Other expenses	86,359	84,624	81,130	83,948
Income before provision for income taxes	44,888	41,213	36,284	33,965
Net income	27,455	25,587	22,675	21,510
Earnings per common share:
Basic	$0.51	$0.47	$0.41	$0.38
Diluted	$0.48	$0.44	$0.38	$0.34

	For the quarters ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in thousands, except per share data)
Interest income	$92,576	$93,574	$93,604	$96,745
Net interest income	68,103	70,267	71,882	75,371
Provision for credit losses	213	1,308	2,000	2,000
Non-interest income	44,720	47,767	46,625	47,473
Other expenses	78,481	78,715	77,075	80,044
Income before provision for income taxes	34,129	38,011	39,432	40,800
Net income	21,079	22,455	24,533	24,852
Earnings per common share:
Basic	$0.38	$0.41	$0.45	$0.44
Diluted	$0.33	$0.36	$0.39	$0.42

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The diluted earnings per common share for the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8. As a result of the adoption of EITF Issue 04-8, we have included the weighted average contingently issuable shares from the CODES due 2024 and CODES due 2022 as potential common shares for purposes of computing diluted earnings per common share using the if-converted method. CODES redeemed prior to the adoption of EITF Issue 04-08 have been excluded from the restatement.

We have determined that in prior periods the tax benefit related to incentive stock options had been improperly computed in determining our disclosed pro forma stock-based employee compensation cost, net of tax. In addition, in our June 30, 2005 quarterly report on Form 10-Q, prior year pro forma basic and diluted earnings per common share were not properly restated to reflect the subsequent adoption of EITF 04-8. We completed our evaluation of the error and determined that an adjustment was necessary to revise the disclosure for the pro forma stock-based employee compensation cost, net of tax, along with the resulting pro forma net income, pro forma basic earnings per common share, and pro forma diluted earnings per common share disclosed in our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005 and would have been as follows:

	For the quarters ended
	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per share amounts)
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$1,863	$1,808	$1,980
Net income:
As reported	$25,587	$22,675	$21,510
Pro forma	$23,724	$20,867	$19,530
Basic earnings per common share:
As reported	$0.47	$0.41	$0.38
Pro forma(1)	$0.43	$0.37	$0.35
Diluted earnings per common share:
As reported	$0.44	$0.38	$0.34
Pro forma(1)	$0.41	$0.34	$0.31

(1)	In our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005, we reported pro forma basic earning per common share of $0.43 for the quarter ended September 30, 2005, $0.38 for the quarter ended June 30, 2005, and $0.36 for the quarter ended March 31, 2005, and pro forma diluted earning per common share of $0.41 for the quarter ended September 30, 2005, $0.35 for the quarter ended June 30, 2005, and $0.32 for the quarter ended March 31, 2005.

(continued)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the quarters ended
	September 30, 2004	June 30, 2004	March 31, 2004
	(Dollars in thousands, except per share amounts)
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$2,181	$2,110	$2,061
Net income:
As reported	$22,455	$24,533	$24,852
Pro forma	$20,274	$22,423	$22,791
Basic earnings per common share:
As reported	$0.41	$0.45	$0.44
Pro forma(2)	$0.36	$0.41	$0.40
Diluted earnings per common share:
As reported	$0.36	$0.39	$0.42
Pro forma(2)	$0.32	$0.36	$0.39

(2)	In our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005, we reported pro forma basic earning per common share of $0.38 for the quarter ended September 30, 2004, $0.42 for the quarter ended June 30, 2004, and $0.41 for the quarter ended March 31, 2004, and we reported pro forma diluted earning per common share of $0.37 for the quarter ended September 30, 2004, $0.41 for the quarter ended June 30, 2004, and $0.40 for the quarter ended March 31, 2004.