Form 10-Q
period 2006-03-31
GREATER BAY BANCORP
filed 2006-05-08
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Outstanding shares of Common Stock, no par value, as of April 30, 2006: 50,355,623

GREATER BAY BANCORP AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

GREATER BAY BANCORP AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$167,203	$152,153
Securities:
Securities available-for-sale, at fair value	991,330	1,010,895
Securities held-to-maturity, at amortized cost (fair value: $432,953 and $442,820)	436,304	441,912
Other securities	40,489	40,777

Total securities	1,468,123	1,493,584
Loans, net of deferred fees and costs	4,729,724	4,727,969
Allowance for loan and lease losses	(74,568)	(82,159)

Total loans, net	4,655,156	4,645,810
Property, premises and equipment, net	98,545	104,030
Goodwill	242,728	243,289
Other intangible assets	48,005	49,741
Interest receivable and other assets	428,746	432,362

Total assets	$7,108,506	$7,120,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,108,761	$5,058,539
Borrowings	960,559	1,008,113
Other liabilities	232,866	265,607

Total liabilities	6,302,186	6,332,259

Minority interest: preferred stock of real estate investment trust subsidiaries	12,739	12,699

Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized:
Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated; 2,021,132 and 2,026,553 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	103,097	103,387
Common Stock, no par value: 160,000,000 shares authorized; 50,288,341 and 49,906,058 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	279,385	276,670
Unearned compensation	—	(4,588)
Accumulated other comprehensive loss	(33,335)	(27,683)
Retained earnings	444,434	428,225

Total shareholders’ equity	793,581	776,011

Total liabilities and shareholders’ equity	$7,108,506	$7,120,969

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2006	2005
INTEREST INCOME
Loans	$86,959	$74,590
Securities:
Taxable	15,110	15,644
Tax - exempt	1,005	937

Total interest on securities	16,115	16,581
Other interest income	680	627

Total interest income	103,754	91,798

INTEREST EXPENSE
Deposits	23,761	17,118
Long-term borrowings	10,390	6,683
Short-term borrowings	2,983	1,955

Total interest expense	37,134	25,756

Net interest income	66,620	66,042
Reversal of provision for credit losses	(6,004)	(1,678)

Net interest income after recovery of credit losses	72,624	67,720

NON-INTEREST INCOME
Insurance commissions and fees	44,969	38,122
Rental revenues on operating leases	5,264	4,032
Service charges and other fees	2,540	2,550
Income on bank owned life insurance	1,911	1,797
Loan and international banking fees	1,795	2,013
Trust fees	1,055	1,066
Securities gains, net	168	290
Gain on sale of loans	—	95
Other income	2,331	228

Total non-interest income	60,033	50,193

OPERATING EXPENSES
Compensation and benefits	57,929	50,285
Occupancy and equipment	11,322	10,412
Depreciation - equipment leased to others	4,091	3,370
Legal costs and other professional fees	3,753	4,851
Amortization of intangibles	1,640	2,083
Other expenses	13,379	12,947

Total operating expenses	92,114	83,948

Income before provision for income taxes and cumulative effect of accounting change	40,543	33,965
Provision for income taxes	14,772	12,455

Income before cumulative effect of accounting change	25,771	21,510
Cumulative effect of accounting change, net of tax	130	—

Net income	$25,901	$21,510

Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.48	$0.38
Cumulative effect of change in accounting principle	—	—

	$0.48	$0.38

Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.34
Cumulative effect of change in accounting principle	—	—

	$0.46	$0.34

Cash dividend declared per share of Common Stock	$0.1575	$0.1500

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Net income	$25,901	$21,510

Other comprehensive loss:
Unrealized net losses on securities:
Unrealized net holding losses arising during period (net of taxes of $(4.0) million and $(6.6) million for the three months ended March 31, 2006 and 2005, respectively)	(5,555)	(9,075)
Less: Reclassification adjustment for net gains included in net income, net of taxes	(97)	(168)

Other comprehensive loss	(5,652)	(9,243)

Comprehensive income	$20,249	$12,267

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated (Dollars in thousands, except per share amounts)	Common Stock		Unearned compensation	Accumulated other comprehensive loss	Retained earnings	Convertible preferred stock	Total shareholders’ equity
	Shares	Amount
Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	$103,387	$776,011
Income before cumulative effect of accounting change	—	—	—	—	25,771	—	25,771
Cumulative effect of accounting change	—	(4,812)	4,588	—	130	—	(94)

Net income					25,901
Other comprehensive loss, net of taxes	—	—	—	(5,652)	—	—	(5,652)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(290)	(290)
Stock-based compensation on stock options and restricted stock grants	—	1,971	—	—	—	—	1,971
Stock options exercised	287,410	4,703	—	—	—	—	4,703
Tax benefit on stock options exercised	—	571	—	—	—	—	571
Restricted stock grants	84,063	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	10,810	282	—	—	—	—	282
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(1,832)	—	(1,832)
Cash dividend declared of $0.1575 per share of Common Stock	—	—	—	—	(7,860)	—	(7,860)

Balance, March 31, 2006	50,288,341	$279,385	$—	$(33,335)	$444,434	$103,097	$793,581

Balance, December 31, 2004	51,179,450	$263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066
Net income	—	—	—	—	21,510	—	21,510
Other comprehensive loss, net of taxes	—	—	—	(9,243)	—	—	(9,243)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(154)	(154)
Conversion of convertible preferred stock	3,029	93	—	—	—	(93)	—
Stock-based compensation on restricted stock grants	—	—	183	—	—	—	183
Stock options exercised	170,617	2,929	—	—	—	—	2,929
Restricted stock grants	53,000	1,325	(1,325)	—	—	—	—
Stock issued in Employee Stock Purchase Plan	49,555	1,034	—	—	—	—	1,034
Stock issued in Dividend Reinvestment Plan	7,085	196	—	—	—	—	196
Stock repurchased	(416,819)	(2,148)	—	—	(8,536)	—	(10,684)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(1,840)	—	(1,840)
Cash dividend declared of $0.15 per share of Common Stock	—	—	—	—	(7,696)	—	(7,696)

Balance, March 31, 2005	51,045,917	$266,619	$(3,049)	$(27,717)	$419,879	$103,569	$759,301

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Cash flows - operating activities
Net income	$25,901	$21,510
Reconcilement of net income to operating cash flows, net Reversal of provision for credit losses	(6,004)	(1,678)
Depreciation and amortization	8,174	7,707
Amortization of intangible assets	1,736	2,248
Accretion of discount on borrowings	(231)	(24)
Deferred income taxes	(204)	(9,092)
Gain on sale of loans	—	(95)
Securities gains, net	(168)	(290)
(Gain) / loss on other securities and other investments, net	(565)	269
Gain on of disposal of other property, premises and equipment	(375)	—
Donation of appreciated securities to the Greater Bay Bancorp Foundation	246	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	8,619	23,642
Accrued interest payable and other liabilities	(29,516)	(21,892)

Operating cash flows, net	7,613	22,305

Cash flows - investing activities
Maturities and partial paydowns on securities:
Held-to-maturity	24,170	59,886
Available-for-sale	32,048	29,659
Other securities and other investments	387	—
Purchase of securities:
Held-to-maturity	(18,154)	(104,193)
Available-for-sale	(22,503)	(22,910)
Other securities and other investments	(847)	(14,060)
Proceeds from sale of securities:
Available-for-sale	—	36,957
Other securities and other investments	5	8,209
Loans originated and purchased net of principal collections	(1,553)	(19,796)
Payment for business combinations	(3,911)	(15,737)
Purchase of property, premises and equipment	(1,903)	(10,972)
Proceeds from disposal of property, premises and equipment	958	228

Investing cash flows, net	8,697	(52,729)

(Continued on next page)

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Cash flows - financing activities
Net change in deposits	50,222	(107,096)
Net change in short-term borrowings with original maturity of three months or less	(85,000)	240,000
Proceeds from other short-term borrowings	40,000	50,000
Principal repayment - other short-term borrowings	—	(50,000)
Proceeds from long-term borrowings	80,000	71
Principal repayment - long-term borrowings	(218)	(44,341)
Repurchase and repayment of CODES	(81,672)	—
Proceeds from exercise of stock options	4,703	2,929
Excess tax benefits from stock-based compensation	200	—
Proceeds from other sale of Common Stock	282	1,230
Repurchase of Common Stock	—	(10,684)
Cash dividends on Common Stock	(7,489)	(7,696)
Cash dividends on convertible preferred stock	(1,832)	(1,840)
Dividends paid on preferred stock of real estate investment trusts	(456)	—

Financing cash flows, net	(1,260)	72,573

Net change in cash and cash equivalents	15,050	42,149
Cash and cash equivalents at beginning of period	152,153	171,657

Cash and cash equivalents at end of period	$167,203	$213,806

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$36,313	$29,166

Income taxes	$1,542	$5,615

Non-cash transactions:
Conversion of convertible preferred stock	$—	$93

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of March 31, 2006, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Shareholders’ Equity for the three months ended March 31, 2006 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2006.

Organization and Nature of Operations

Greater Bay Bancorp (or “we”, “us” or “our” on a consolidated basis and “the holding company” on a parent-only basis) is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association (or “the Bank”), and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (or “ABD”).

The Bank provides a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Through our network of banking offices, we engage in a broad array of lending activities, including commercial, real estate, and consumer loans. In addition, we offer specialty finance products including asset-based lending, accounts receivable factoring, loans to small businesses on which the Small Business Administration (or “SBA”) generally provides guarantees, capital lease equipment financing, and loans and lease products tailored to the dental and veterinary health professions. Our banking offices, also offer a wide range of deposit products, including personal and business checking and savings accounts, time deposits, and individual retirement accounts. We also offer specialized services such as cash management, international trade finance, MasterCard and Visa merchant deposit, traveler’s checks, and safe deposit boxes. Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the needs of our business and private banking clients. These services include custodial, investment management, estate planning resources and employee benefit plan services.

ABD, with offices located in California, Washington, and Nevada, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employees’ retirement plans. .

Consolidation and Basis of Presentation

Our accounting and reporting policies conform to generally accepted accounting principles (or “GAAP”) applicable in the United States, and the prevailing practices within the banking industry. The consolidated financial statements include the accounts of our holding company, and those subsidiaries that qualify for consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. We wholly own six trust subsidiaries that were formed for the purpose of issuing Trust Preferred Securities. These trust subsidiaries are not included in our consolidated results as we are not deemed to be their primary beneficiary. We also have other investments that are accounted for under the equity method pursuant to Accounting Principles Board (or “APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” None of these equity investments meets the requirements for consolidation.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, interest-earning deposits in other banks, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal funds are sold for one-day periods. The Bank is required by the Board of Governors of the Federal Reserve System (or “Federal Reserve”) to maintain non-interest-earning cash reserves against certain deposit accounts. The required reserves totaled $5.0 million at both March 31, 2006 and at December 31, 2005.

Interest-earning assets included in cash and cash-equivalents are comprised of the following as of the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Federal funds sold	$—	$—
Interest-earning deposits in other banks	$9,374	$9,817
Other short-term securities	$—	$—

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (or “SFAS”) SFAS No. 123R (revised 2004), “Share-Based Payment,” (or “SFAS No. 123R”) which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). In March 2005, the Securities and Exchange Commission (or “SEC”) issued Staff Accounting Bulletin No. 107 (or “SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R. As of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Stock-based compensation expense related to stock options and restricted stock grants was as follows for the periods presented.

	Three months ended March 31,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$515	$1,456	$—	$184
Income tax benefit	(71)	(612)	—	(77)

	444	844	—	107
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$444	$714	$—	$107

(1)	Stock-based compensation expense for restricted stock during the three months ended March 31, 2006 includes the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements.

The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change of $130,000, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense related to restricted stock grants recognized in periods prior to the date of adoption, rather than recording forfeitures when they occur as previously permitted. Also as a result of the cumulative effect of the accounting change, unearned compensation of $4.6 million was reclassified to Common Stock effective January 1, 2006.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (or “SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options granted, other than compensation related to stock option modifications, as the exercise prices of the options are at fair value of the underlying common stock on the date of grant prior to December 31, 2005. There also was no stock-based compensation expense related to our employee stock purchase plan recognized during the three months ended March 31, 2005. That plan was terminated on September 30, 2005.

We use the straight-line single option method of attributing the value of stock-based compensation to expense for all employee stock-based payment awards. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The assumptions used in the Black-Scholes option pricing model are described in “Note 9 - Stock-Based Compensation” of the notes to the consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (or “FASB”) issued FASB Staff Position (or “FSP”) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (or “FSP No. 123R-3”). FSP 123R-3 includes, as an alternative, a simplified method to establish the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have elected to adopt this alternative transition method provided in FSP No. 123R-3.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Prior to January 1, 2006, under the provisions of SFAS No. 123, we elected not to recognize compensation expense for stock option grants and our employee stock purchase plan based on the fair value method. If compensation costs for our stock option plan and employee stock purchase plan had been determined consistent with SFAS No. 123, during 2005, our net income per common share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share amounts)	Three months ended March 31, 2005
Net income, as reported	$21,510
Add: stock-based compensation expense included in reported net income, net of related tax effects	184
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,164)

Pro forma net income	$19,530

Basic net income per common share:
As reported	$0.38
Pro forma (1)	$0.35
Diluted net income per common share:
As reported	$0.34
Pro forma (1)	$0.31

(1)	In our quarterly report on Form 10-Q for the period ended March 31, 2005, we reported pro forma basic net income per common share of $0.36, and pro forma diluted net income per common share of $0.32.

We have determined that in prior periods the tax benefit related to incentive stock options had been improperly computed in determining our disclosed pro forma stock-based employee compensation cost, net of tax. We completed our evaluation of the error and determined that an adjustment was necessary to revise the disclosure for the pro forma stock-based compensation cost, net of tax, along with the resulting pro forma net income, pro forma basic net income per common share, and pro forma diluted net income per common share for 2005 in the table presented above.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Comprehensive Income

We classify items of other comprehensive loss by their nature in the consolidated financial statements and display the accumulated other comprehensive income loss separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive loss were as follows for the periods indicated.

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance - December 31, 2005	$(22,583)	$(5,100)	$(27,683)
Other comprehensive loss	(5,652)	—	(5,652)

Balance - March 31, 2006	$(28,235)	$(5,100)	$(33,335)

Balance - December 31, 2004	$(12,905)	$(5,569)	$(18,474)
Other comprehensive loss	(9,243)	—	(9,243)

Balance - March 31, 2005	$(22,148)	$(5,569)	$(27,717)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 2—SECURITIES

The amortized cost and estimated fair value of securities is summarized below:

	As of March 31, 2006
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$57,710	$—	$(2,471)	$55,239
Mortgage and mortgage related securities	868,842	8	(40,618)	828,232
Corporate securities	109,004	1	(1,146)	107,859

Total securities available-for-sale	1,035,556	9	(44,235)	991,330
Securities held-to-maturity:
U.S. treasury obligations	17,567	12	—	17,579
Governmental sponsored entity notes	243,171	127	(3,790)	239,508
Tax-exempt securities	83,276	1,542	(229)	84,589
Taxable municipal securities	857	—	(32)	825
Corporate securities	91,433	580	(1,561)	90,452

Total securities held-to-maturity	436,304	2,261	(5,612)	432,953
Other securities	40,192	297	—	40,489

Total securities	$1,512,052	$2,567	$(49,847)	$1,464,772

	As of December 31, 2005
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$57,710	$—	$(1,810)	$55,900
Mortgage and mortgage related securities	900,911	3	(31,706)	869,208
Corporate securities	86,505	2	(720)	85,787

Total securities available-for-sale	1,045,126	5	(34,236)	1,010,895
Securities held-to-maturity:
U.S. treasury obligations	22,973	13	—	22,986
Governmental sponsored entity notes	243,960	622	(1,620)	242,962
Tax-exempt securities	82,695	2,193	(153)	84,735
Taxable municipal securities	857	—	(20)	837
Corporate securities	91,427	686	(813)	91,300

Total securities held-to-maturity	441,912	3,514	(2,606)	442,820
Other securities	40,777	—	—	40,777

Total securities	$1,527,815	$3,519	$(36,842)	$1,494,492

Impaired Securities

Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary.

As of March 31, 2006 and December 31, 2005, we had no securities with an other-than-temporary impairment. As of March 31, 2006 and December 31, 2005, we had temporarily impaired securities with a fair value of $1.3 billion and $1.2 billion, respectively, and unrealized losses of $49.8 million and $36.8 million, respectively. Securities that are not impaired had a fair value of $205.3 million at March 31, 2006 and $262.3 million at December 31, 2005 and unrealized gains of $2.6 million at March 31, 2006 and $3.5 million at December 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

As of March 31, 2005, we owned shares of a single series of Federal National Mortgage Association (or “Fannie Mae”) preferred stock and a single series of Federal Home Loan Mortgage Corporation (or “Freddie Mac”) preferred stock. During the three months ended March 31, 2005, we determined that the impairment of these securities was other-than-temporary. At the time this determination was made, these two series of preferred stock had a combined cost basis of $5.3 million and a combined fair value of $4.2 million. As a result of this determination, we recorded a $1.0 million charge to other income during 2005. Subsequent to March 31, 2005, we sold these securities and recovered $6,000 of the impairment charge.

The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of March 31, 2006 and December 31, 2005.

	As of March 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available-for-sale securities:
Governmental sponsored entity notes	$—	$—	$55,239	$(2,471)	$55,239	$(2,471)	3.40
Mortgage and mortgage related securities	34,787	(801)	785,894	(39,817)	820,681	(40,618)	3.66
Corporate securities	64,854	(77)	23,004	(1,069)	87,858	(1,146)	1.21

Total available-for-sale securities	99,641	(878)	864,137	(43,357)	963,778	(44,235)	3.42
Held-to-maturity securities:
U.S. treasury obligations	—	—	—	—	—	—	—
Governmental sponsored entity notes	211,030	(3,755)	1,464	(35)	212,494	(3,790)	2.97
Tax-exempt securities	14,195	(92)	9,346	(137)	23,541	(229)	2.49
Taxable municipal securities	825	(32)	—	—	825	(32)	3.40
Corporate securities	32,744	(553)	26,133	(1,008)	58,877	(1,561)	2.35

Total held-to-maturity securities	258,794	(4,432)	36,943	(1,180)	295,737	(5,612)	2.81

Total temporarily impaired securities	$358,435	$(5,310)	$901,080	$(44,537)	$1,259,515	$(49,847)	3.28

	As of December 31, 2005
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available-for-sale securities:
U.S. agency notes	$—	$—	$55,900	$(1,810)	$55,900	$(1,810)	3.32
Mortgage and mortgage related securities	147,142	(2,854)	721,889	(28,853)	869,031	(31,707)	3.40
Corporate securities	17,653	(3)	23,356	(717)	41,009	(720)	2.25

Total available-for-sale securities	164,795	(2,857)	801,145	(31,380)	965,940	(34,237)	3.35
Held-to-maturity securities:
U.S. treasury obligations	17,347	—	—	—	17,347	—	0.23
U.S. agency notes	183,007	(1,616)	1,001	(4)	184,008	(1,620)	2.65
Tax-exempt securities	14,550	(139)	1,333	(13)	15,883	(152)	1.62
Taxable municipal securities	838	(20)	—	—	838	(20)	3.60
Corporate securities	14,815	(165)	33,413	(648)	48,228	(813)	2.79

Total held-to-maturity securities	230,557	(1,940)	35,747	(665)	266,304	(2,605)	2.46

Total temporarily impaired securities	$395,352	$(4,797)	$836,892	$(32,045)	$1,232,244	$(36,842)	3.16

The temporary declines in the fair value of the securities are primarily attributable to increases in market interest rates, changes in implied interest rate volatility and changes in the expected time distribution of interest and principal receipts. As of March 31, 2006, there were 260 temporarily impaired securities in these categories, 147 of which have been temporarily impaired for 12 months or longer. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related securities (or “MBS”) category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, fixed convertible to adjustable, and adjustable, these securities are subject to contractual amortization and prepayment. Our analysis indicates that the expected interest rate duration for impaired MBS was 3.7 years at March 31, 2006. We closely monitor all of our investments for changes in credit ratings. We do not believe there are any increases in the credit risks attributable to these securities that have given rise to an other-than-temporary impairment. Management has determined that we have the intent and ability to hold these temporarily impaired securities for the period of time necessary to recover their current value impairment. As such, management considers the impairment of these securities to be temporary.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 3—LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS, AND NONPERFORMING ASSETS

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. As our lending operations are primarily located in a market area that is dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. The majority of real estate loans is secured by properties located in the San Francisco Bay Area. Multi-family residential loans are generally originated at 80% or less loan to value (“LTV”). Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans are generally originated at 75% or less LTV. Management believes that the risk of significant losses is low.

The following table presents the composition of our loan portfolio as of the dates presented:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Commercial	$2,062,141	$2,067,873
Term real estate - commercial	1,389,635	1,389,329

Total commercial	3,451,776	3,457,202
Real estate construction and land	688,086	644,883
Residential mortgage	271,658	266,263
Real estate other	230,190	263,164
Consumer and other	100,020	108,833

Total loans, gross	4,741,730	4,740,345
Deferred fees and costs, net	(12,006)	(12,376)

Total loans, net of deferred fees and costs	4,729,724	4,727,969
Allowance for loan and lease losses	(74,568)	(82,159)

Total loans, net	$4,655,156	$4,645,810

During the three months ended March 31, 2006 and the year ended December 31, 2005, we originated lease contracts with an original equipment cost of $11.1 million and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the composition of the reversal of provision for credit losses and the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(2,094)	—	(2,094)
Recoveries	2,051	—	2,051
(Reversal of) / provision for credit losses	(7,548)	1,544	(6,004)

Balance, March 31, 2006	$74,568	$8,823	$83,391

Balance, December 31, 2004	$107,517	$6,482	$113,999
Charge-offs	(4,755)	—	(4,755)
Recoveries	1,244	—	1,244
(Reversal of) / provision for credit losses	(4,651)	2,973	(1,678)

Balance, March 31, 2005	$99,355	$9,455	$108,810

The methodology used to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component. The following table provides information about these components for the periods presented.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$8,856	$10,871
Reserve for unfunded credit commitments	120	121

Total individual impairment component	8,976	10,992

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	46,648	49,962
Reserve for unfunded credit commitments	7,469	6,014

Total migration-based pool analysis component	54,117	55,976

Estimated unidentified incurred loss:
Allowance for loan and lease losses	19,064	21,326
Reserve for unfunded credit commitments	1,234	1,144

Total estimated unidentified incurred loss	20,298	22,470

Total reserves:
Allowance for loan and lease losses	74,568	82,159
Reserve for unfunded credit commitments	8,823	7,279

Total reserves	$83,391	$89,438

The individual loan impairment component of the allowance for loan and lease losses and the reserve for unfunded commitments is equal to the aggregate amount of specific reserves that are established for impaired loans

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended (or “SFAS No. 114”). The measurement of an impaired loan’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated knowledgeable third parties.

The pool analysis is a migration-based analysis and is performed in two steps. The first step includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates are calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation, and to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss.

The second step of the pool analysis is an estimate of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occurs well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, the loss of a major tenant in this example, and our knowledge of this event. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, restructured loans and accruing loans past due 90 days or more and other nonperforming assets as of March 31, 2006 and December 31, 2005. Nonperforming loans are defined as loans that are on nonaccrual status.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Nonperforming assets:
Nonaccrual loans	$32,992	$71,094
Other nonperforming assets	438	631

Total nonperforming assets	$33,430	$71,725

Restructured loans on accrual status	$—	$290

Accruing loans past due 90 days or more	$211	$—

Nonaccrual loans at December 31, 2005 included a single client relationship totaling $36.8 million that had been placed on nonaccrual status during the second quarter of 2005. The payoff of the loans comprising this relationship during the three months ended March 31, 2006 is the primary reason for the decline in the balance of nonperforming assets. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the full payoff of these loans during the first quarter of 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Impaired loans and the related allowance were as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Impaired loans with an allowance	$25,752	$64,587
Impaired loans without an allowance	7,240	6,507

Total impaired loans	$32,992	$71,094

Allowance for impaired loans	$8,856	$10,871

The average recorded investment in impaired loans, which is computed on a month-end basis, was $54.1 million during the three months ended March 31, 2006 and $63.0 million during the year ended December 31, 2005. During the three months ended March 31, 2006 and the year ended December 31, 2005, we recognized no interest income within the periods that the loans were deemed impaired. As of March 31, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming assets.

NOTE 4—DEPOSITS

Deposits as of March 31, 2006 and December 31, 2005 were as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Demand, noninterest-bearing	$1,004,575	$1,093,157
MMDA, NOW and savings	2,957,354	3,000,647
Time certificates, $100,000 and over	782,891	741,682
Other time certificates	363,941	223,053

Total deposits	$5,108,761	$5,058,539

NOTE 5—BORROWINGS

Borrowings are detailed as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Short-term borrowings:
FHLB advances	$205,000	$250,000
Other short-term notes payable	3,698	3,702

Total short-term borrowings	208,698	253,702

Long-term borrowings:
FHLB advances	235,541	155,567
Subordinated debt	210,311	210,311
5.25% Senior Notes, Series B due March 31, 2008	149,885	149,876
5.125% Senior Notes, Series D due April 15, 2010	149,660	149,641
Zero Coupon Senior Convertible Contingent Debt Securities	—	82,391
Other long-term notes payable	6,464	6,625

Total long-term borrowings	751,861	754,411

Total borrowings	$960,559	$1,008,113

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

We had $6.6 million in interest payable on borrowings at March 31, 2006 compared to $5.9 million at December 31, 2005.

Zero Coupon Senior Convertible Contingent Debt Securities (or “CODES”)

During the three months ended March 31, 2006, all of the holders of our outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. We did not recognize a gain or loss on the transaction. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

The CODES due 2024 had embedded derivatives that were recorded at their fair value. The liability for these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024 and less than $1,000 at December 31, 2005. As a result of the put of all the outstanding CODES due 2024, this derivative liability was extinguished.

Other Long-term Borrowings

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of March 31, 2006. Under these credit facilities, no advances were outstanding at March 31, 2006 and December 31, 2005, no average balances were outstanding during the three months ended March 31, 2006 and the year ended December 31, 2005 and no amounts were outstanding at any month-end during the three months ended March 31, 2006 and the year ended December 31, 2005. We paid commitment fees on these credit facilities totaling $36,000 during the three months of 2006 and $212,000 during the same period in 2005. This credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of the holding company or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We were in compliance with all related credit facility covenants at March 31, 2006 and December 31, 2005.

Short-term and Long-term Federal Home Loan Bank (or “FHLB”) Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $526.1 million at March 31, 2006 and $600.9 million at December 31, 2005 and loans with a carrying value of $614.6 million at March 31, 2006 and $595.3 million at December 31, 2005 pledged to the FHLB for both short-term and long-term borrowings.

As of March 31, 2006, long-term FHLB advances mature between 2007 and 2011. During the three months ended March 31, 2006 and the same period in 2005, we paid an average interest rate of 4.34% and 4.06%, respectively, on the long-term advances.

FHLB advances typically include provisions that allow us to repay those advances at our option before their scheduled maturity. Those provisions require the payment of a prepayment fee which is computed based on a predetermined formula that considers, among other factors, changes in interest rates since the issuance of the advance and remaining time until scheduled maturity. Until 2005, the formula for the computation of the prepayment fee included provisions that set the amount of the fee at the greater of the amount computed or $0. During the three months ended March 31, 2006 and the year ended December 31, 2005, we entered into advances with prepayment terms offered by the FHLB, called “Partial Prepayment Symmetry”, whereby the formula used to determine the amount of the fee could result in our receiving a debit or a credit upon the early repayment of an advance. These embedded prepayment terms do not meet the requirement for bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (or “SFAS No. 133”).

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Short-term Borrowings

Short-term borrowings were as follows during the periods indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
FHLB short-term borrowings:
Average balance	$223,856	$287,884
Highest balance at any month-end	$231,645	$613,050
Average interest rate during the period	4.04%	3.49%
Interest rate on advances outstanding at period end	4.15%	3.85%
Short-term agreements to repurchase:
Average balance	$59,002	$8,041
Highest balance at any month-end	$94,348	$70,603
Average interest rate during the period	4.59%	4.19%
Interest rate on balance outstanding at period end	—	—
Federal funds purchased:
Average balance	$1,878	$—
Highest balance at any month-end	$—	$—
Average interest rate during the period	4.53%	—
Interest rate on balance outstanding at period end	—	—

NOTE 6—COMMITMENTS AND CONTINGENCIES

Loan Commitments

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Undrawn loan commitments	$1,454,538	$1,507,314
Commitments under letters of credit	$111,668	$111,964

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $457.0 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 12 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon, therefore the total commitments do not necessarily represent future cash loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. The maximum undiscounted future payments that we could be required to make were $103.7 million at March 31, 2006. Unearned fees on these guarantees were $448,000 at March 31, 2006, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows at the date indicated:

(Dollars in thousands)	March 31, 2006
Cash	$28,786
Credit lines	44,472
Blanket liens on business assets	13,222
Real estate	4,596
Other secured	538
Unsecured	12,126

Total	$103,740

Our performance under certain of these letters of credit may be guaranteed by a third party, such as the FHLB, in instances where the beneficiaries of the letters of credit require such a guarantee.

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. The combined credit limits on those accounts were $4.5 million at March 31, 2006.

Other Commitments

We incurred gross rental expense of $5.3 million during the three months ended March 31, 2006 and $5.0 million during the same period in 2005. We sublease portions of leased space that is not utilized. Sublease rental income was $159,000 during the three months ended March 31, 2006 and $153,000 during the same period in 2005.

We may be required to make additional payments to the former shareholders of Sullivan & Curtis Insurance Brokers of Washington, LLC and Lucini/Parish Insurance, Inc. (or “Lucini/Parish”) based on future operating results of those acquired entities or their assets. Those payments are described in Note 5 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

We have equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in Community Reinvestment Act (or “CRA”) qualified assets for which we have unfunded commitments totaling $8.9 million at March 31, 2006. We have recorded a $708,000 liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for investments in venture capital funds and CRA related investments are not recorded. Those equity investments are described further in Note 15 of the notes to consolidated financial statements.

Contingencies

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

ABD receives such commissions and override payments, which amounted to $16.6 million during the twelve months ended March 31, 2006, or 10.2% of total ABD commissions and fees. ABD has received and responded to requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD intends to cooperate fully in these investigations.

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

NOTE 7—SHAREHOLDERS’ EQUITY

The holding company declared dividends per common share of $0.1575 during the three months ended March 31, 2006 and $0.60 during the year ended December 31, 2005. We declared and paid cash dividends on the Series B Preferred Stock of $0.90625 during the three months ended March 31, 2006 and $3.625 during the year ended December 31, 2005. On March 29, 2006, we declared a cash dividend of $0.1575 cents per common share payable on April 17, 2006 to shareholders of record as of April 11, 2006. We recorded a liability for dividends payable on Common Stock of $7.9 million at March 31, 2006 and $7.8 million at December 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 8—NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders after assumed conversions by the weighted average number of common shares and potential common shares outstanding including dilutive stock options, restricted stock grants, convertible preferred stock and the outstanding CODES. The following table provides a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31, 2006
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income prior to cumulative effect of accounting change per common share:
Income before cumulative effect of accounting change as reported	$25,771
Dividends on convertible preferred stock	(1,832)

Income available to common shareholders before cumulative effect of accounting change	23,939	49,802,000	$0.48
Effect of dilutive securities:
Stock options and restricted stock grants	—	946,000
CODES due 2024	59	1,979,000

Diluted net income prior to cumulative effect of accounting change per common share:
Income available to common shareholders before cumulative effect of accounting change	$23,998	52,727,000	$0.46

Basic net income per common share:
Net income	$25,901
Dividends on preferred stock	(1,832)

Income available to common shareholders after cumulative effect of accounting change	24,069	49,802,000	$0.48
Effect of dilutive securities:
Stock options and restricted stock grants	—	946,000
CODES due 2024	59	1,979,000

Diluted net income per common share:
Income available to common shareholders after cumulative effect of accounting change and assumed conversions	$24,128	52,727,000	$0.46

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

	For the three months ended March 31, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$21,510
Dividends on preferred stock	(1,840)

Income available to common shareholders	19,670	51,135,000	$0.38
Effect of dilutive securities:
Convertible preferred stock	—	—
Stock options and restricted stock grants	—	1,094,000
CODES due 2022	2	15,000
CODES due 2024	177	5,940,000
Diluted net income per common share:

Income available to common shareholders after assumed conversions	$19,849	58,184,000	$0.34

The calculations exclude the effect of securities deemed to be anti-dilutive. Anti-dilutive securities are as follows:

•	Stock options and restricted stock grants — Stock options and restricted stock grants are considered anti-dilutive if assumed proceeds per share are greater than the average market prices of the common stock during the relevant periods. Assumed proceeds include proceeds on the exercise of stock options, unearned compensation for stock options and restricted stock grants, and certain deferred tax benefits for stock options and restricted stock grants. As such, the potential common shares underlying anti-dilutive stock options and restricted stock grants are excluded from the computation of diluted net income per common share. The following indicates the number of shares of our common stock which are available for purchase under anti-dilutive stock options as of the dates indicated:

	March 31, 2006	March 31, 2005
Stock options	2,437,207	2,269,913

There were no anti-dilutive restricted stock grants at March 31, 2006 and March 31, 2005.

•	Convertible preferred stock — There were 2,021,132 shares of Series B Preferred Stock outstanding at March 31, 2006 compared to 2,030,863 shares outstanding at March 31, 2005. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. The Series B Preferred Stock was anti-dilutive for all periods presented since the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock was greater than the diluted net income per common share during the period.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plan

At March 31, 2006, we had a single share-based compensation plan, the Greater Bay Bancorp Amended and Restated 1996 Stock Option Plan, (or the “1996 Plan”), which is described below. The compensation expense and related income tax benefit recognized in the income statement for share-based compensation arrangements was as follows:

	Three months ended March 31,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$515	$1,456	$—	$184
Income tax benefit	(71)	(612)	—	(77)

	444	844	—	107
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$444	$714	$—	$107

(1)	Stock-based compensation expense for restricted stock during the three months ended March 31, 2006 includes the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements.

The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change that reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants. Stock-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in directors fees, within other expenses in our consolidated statements of operations. None of the stock-based compensation cost has been capitalized.

The 1996 Plan is shareholder-approved. The total authorized shares issuable under the 1996 Plan was approximately 20,204,312 shares and the number of shares available for future grants at March 31, 2006 was approximately 6,915,975 shares. Under the 1996 Plan, stock options and restricted stock may be granted to employees, non-employee directors, and consultants. Stock options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of stock options must equal the closing price of our stock on the date of grant. The term of stock options may not exceed 10 years. Stock options generally vest ratably over the initial five-year period. The term of the restrictions on restricted stock grants are determined on a grant-by-grant basis and generally lapse over periods ranging from two to five years.

Our restricted stock grant agreements contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 65. As a result of this provision, the service period over which we recognize compensation expense for restricted stock grants does not include any portion of the vesting period that occurs after the grantee reaches age 65. If a grantee is 65 years old or older on the date of grant, all of the compensation costs are expensed on the date of grant. Restricted stock granted to employees and directors who have reached retirement age and have not terminated service is considered to be unvested for purposes of determining the weighted average outstanding shares of common stock as part of our computation of net income per share as the restrictions on those share have not lapsed.

We issue new shares upon the exercise of stock options or the grant of restricted stock. All stock options and restricted stock grants have vesting conditions that include only service conditions; none of the grants contains performance or market vesting conditions. As of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors. All of our share-based payment awards qualify for classification as equity.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model. Expected term is based on historical employee stock option exercise behavior, the vesting terms of the respective options and the contractual term of ten years. Expected volatility is based on the daily historical volatility of our stock price over the expected term of the option. The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended March 31,
	2006	2005
Stock option plan:
Expected term (in years)	5.95	5.86
Expected volatility	40.0%	40.9%
Risk free rate	4.4%	4.0%
Dividend yield	2.3%	2.3%

Employee stock purchase plan (1):
Expected term (in years)	n/a	0.25
Expected volatility	n/a	23.9%
Risk free rate	n/a	1.3%
Dividend yield	n/a	2.0%

(1)	The employee stock purchase plan was terminated effective September 30, 2005.

A summary of our stock options as of and for the three months ended March 31, 2006 is presented below:

(Dollars and shares in thousands, except per share amounts)	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2006	6,115	$23.91
Granted	72	$26.83
Exercised	(286)	$16.37
Forfeited	(42)	$17.03
Expired	(50)	$34.76

Outstanding at March 31, 2006	5,809	$24.27	5.83	$20,162

Exercisable at March 31, 2006	4,869	$24.98	5.40	$13,437

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004 was $9.63, $9.53, and $10.41, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, was $3.0 million, $6.9 million, and $13.2 million, respectively.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

A summary of our unvested restricted stock as of and for the three months ended March 31, 2006 is presented below:

(Dollars and shares in thousands, except per share amounts)	Shares	Weighted- average grant date fair value
Unvested at January 1, 2006	251	$24.76
Granted	86	$26.91
Vested	(41)	$25.82
Forfeited	—	n/a

Unvested at March 31, 2006	296	$25.24

As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to restricted stock granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, was $1.1 million, $786,000, and $405,000, respectively.

NOTE 10—INCOME TAXES

Our effective income tax rate during the three months ended March 31, 2006 was 36.5%, compared to 36.7% for the same period in 2005. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings and low housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by stock-based compensation expense for incentive stock options, for which we do not recognize a tax benefit for financial statement purposes.

In 2004, we received a notice from Internal Revenue Service (or “the IRS”) challenging the deductibility of certain expenses totaling $34.9 million on our 2000 and 2001 tax returns primarily related to multiple corporate acquisitions during those years. We originally estimated that if all of the adjustments in the notice were upheld for federal and state tax purposes, the combined federal and California tax cost would be approximately $11.5 million. We have resolved the issues presented in the notice with the IRS. The result of that resolution is a permanent disallowance of approximately $1.5 million of deductions claimed. The other items in the notice were allowed either as current deductions or as deductions in other tax years.

We and our outside advisors have analyzed our current income tax expense accrual, giving consideration to developments in the course of the audit concerning both previously unclaimed deductions for the tax years in question and the agreed upon disallowed deductions. Based upon this analysis, we determined that it was not probable that an additional net income tax liability had been incurred as a result of the IRS examination and therefore no tax expense was recorded related to these matters during the year ended December 31, 2005 or the three months ended March 31, 2006.

In 2001, the Bank formed CNB Investment Trust I (or “CNBIT I”) as a real estate investment trust subsidiary that in turn formed CNB Investment Trust II (or “CNBIT II”) as a real estate investment trust subsidiary. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. CNBIT I and CNBIT II were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment or any other written notice regarding the claimed loss deduction. However, recently the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the tax cost to us would be approximately $10.7 million plus interest estimated at $800,000. We believe that the loss deduction was claimed in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Our real estate investment trust subsidiaries paid consent dividends to the Bank under the REIT rules in 2001 through March 31, 2006 and the Bank deducted such consent dividends for California tax purposes. From inception through March 31, 2006, we have recognized a cumulative net tax benefit, net of tax reserves of $2.3 million on these consent dividends. During 2003, the California Franchise Tax Board (or “FTB”) took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position in those years and all future years. We believe that the California tax benefits claimed with respect to the consent dividends were claimed in accordance with relevant California tax law and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenged the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

The FTB commenced an audit of our 2001 and 2002 tax years in the second quarter of 2005. On April 26, 2006, the FTB issued to us a Notice of Proposed Assessment (or “NPA”) concerning bad debt deductions that we claimed in 2001 under the reserve method. The NPA is an FTB proposal only at this stage, not a final determination. It is subject to further discussion and analysis at the field level and administrative review and adjustments at the appeals levels. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us. The NPA disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. If the FTB were to be successful in whole in its position in the NPA, we estimate that the net tax cost to us would be approximately $1.4 million, plus interest. In addition to the assessment of additional tax, the NPA asserts that, in the event the FTB is successful in reducing the bad debt deduction claimed by us, it would assert penalties in addition to the amount of tax and interest due with respect to the 2001 tax year. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law and we intend to vigorously contest the position of the FTB in the NPA in appropriate proceedings, if necessary. In addition, even if the FTB were successful in reducing the bad debt deduction claimed by us in 2001, we do not believe we will be subject to additional penalties as asserted by the FTB based on existing California law and the California tax payments made by us under the California amnesty program. Should the FTB successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

The years 2000 through 2004 remain open for both IRS and FTB purposes. The IRS has commenced its examination of the our tax returns for 2002 through 2004. The 2005 Federal and state tax returns have not been filed as of March 31, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 11—BUSINESS SEGMENTS

We have four reportable business segments, including community banking, treasury, Matsco, and ABD. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Matsco provides dental and veterinarian financing services nationally.

•	ABD, with offices located in California, Washington, and Nevada, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to their clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employees’ retirement plans. .

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, and day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

We have four smaller operating segments (Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company) whose results are combined and reported in all other segments. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and Greater Bay Corporate Finance Group (or “Corporate Finance”) as those units do not meet the definition of an operating segment. The results for these four units are included below in the reconciliation between business segment totals and our consolidated totals. Bank administration and operations is comprised of our core administrative functions, including executive management, accounting, finance, information technology, facilities, human resources, in-house counsel, internal audit, and risk management. Bank administration and operations also includes back-office administrative functions related to client services, loan services, international banking, and cash management. The results for Corporate Finance during the three months ended March 31, 2005 represent the run-off of the remaining loans for that unit. During the three months ended March 31, 2006, there were no remaining Corporate Finance loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Intersegment Revenues and Expenses

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

Intersegment Interest Charges Received and Paid

Community banking, and to a lesser degree the Greater Bay Trust Company, are our primary core deposit gathering operating segments. The community banking segment and the Greater Bay Trust Company earn intersegment interest revenues from treasury on their excess funds placements. Our treasury department also undertakes wholesale financings on behalf of the Bank. Because Matsco, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding (or collectively “our other lending segments”) do not have the same ability as community banking to self-fund their assets, they purchase their funding from the treasury segment. The following is a summary of intersegment interest charges received/(paid) for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Community banking	$27,362	$22,300
Treasury	$(13,790)	$(12,134)
Matsco	$(8,235)	$(6,360)
All other segments	$(4,944)	$(3,427)
Other reconciling items/ eliminating entries	$(393)	$(379)

During the three months ended March 31, 2006, intersegment interest revenue received by community banking for placement of customer deposits with treasury was based upon prevailing matched maturity brokered deposit rates available to the Bank in its wholesale funding operations. Community banking received interest revenue from treasury for placement of other non-interest-bearing funds based on the trailing five-year average of the five-year FHLB advance rate. These intersegment community banking revenues were partially offset by interest changes from treasury for funding provided to finance community banking’s loan portfolio. The rate on these intersegment advances was the lower of the matched maturity brokered deposit rate or FHLB advance rate available to the Bank in its wholesale funding operations. During the three months ended March 31, 2005, the interest rate paid by treasury to community banking on excess funds placements was based on the weighted average yield earned on the Bank’s available-for-sale securities. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods. If we had continued to use the previous transfer pricing method during the three months ended March 31, 2006, community banking’s intersegment interest revenues would have been $27.1 million and treasury’s intersegment interest charges would have been $13.5 million.

During the three months ended March 31, 2006 and 2005, the rate paid for the net funding by our other lending segments to treasury was based on brokered time deposit rates available to the Bank in its wholesale funding operations. The interest rate maturities of intersegment fundings were matched to the expected interest rate maturities of the other lending segments’ assets. Incremental intersegment funding was provided as needed with interest rate maturities matched to those of newly originated loans adjusted for changes in expected maturities of the units’ seasoned loan portfolios. The rate for the entire intersegment funding pool was reset monthly with the total fundings adjusted to meet unit requirements.

ABD is primarily funded with equity. On occasion, ABD utilizes intersegment borrowings, including borrowings from the holding company. At March 31, 2006, ABD had $10.0 million in borrowings outstanding from the holding company. There were no such borrowings outstanding at December 31, 2005. ABD paid interest to the holding company totaling $97,000 for the three months ended March 31, 2006. No such interest was paid during the three months ended March 31, 2005. ABD also deposits transaction and discretionary cash with community banking. These deposits are eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

Allowance for Loan and Lease Losses

We have changed the methodology for computing the allowance for loan and lease losses, the reserve for unfunded commitments and the related provision for credit losses for our business segments. Effective January 1, 2006, we began to use the same methodology for our business segments that we use for the consolidated financial statements. Prior periods have been restated to conform to our current methodology.

Other Intersegment Revenues

ABD received insurance commissions and fees from the holding company and the operating segments totaling $211,000 during the three months ended March 31, 2006 and $76,000 during the same period in 2005.

All remaining intersegment revenue is not significant to business segment results.

Intercompany Allocation and the Provision for Income Taxes

Our intercompany allocation for general and administrative expenses is not administered at the operating segment level. As a result, expenses related to back-office functions, including costs related to certain centralized loan and deposit service functions are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $3.8 million during the three months ended March 31, 2006 and $4.2 million during the same period in 2005.

Similarly, we do not allocate the provision for income taxes to our operating segments.

Management does not consider such unallocated general and administrative expenses or the provision for income taxes when evaluating segment results. Therefore, the operating results for business segments are shown before intercompany allocation and the provision for income taxes.

Changes to Operating Segments Presented

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the community banking business segment included the results of treasury and bank administration and operations. Effective October 1, 2005, our view of the community banking segment evolved such that we no longer focus on the evaluation of this combined community banking unit, including treasury and administration, but instead evaluate these three units separately. Among the factors that contributed to this change was the hiring of a dedicated President of community banking whose oversight responsibilities do not extend to the treasury and administration functions. As a result of this change in how we view our business, we have determined that community banking and treasury are separate reportable business segments, and we consider bank administration and operations not to be part of our operating segments, and include their results in other reconciling items. Effective January 1, 2006, we began to attribute certain administration expenses related exclusively to the community banking business segment to that segment. Those expenses, which are primarily associated with the management of community banking, were previously included with other bank administration and operating expenses.

As of March 31, 2005, we evaluated the results of our specialty finance division on a consolidated level. With the continuing growth of Greater Bay Capital, we refocused our evaluation of the results of the specialty finance division at the individual unit level during 2005. As a result of this change, effective October 1, 2005, we determined Matsco to be a separate reportable business segment. Additionally, the remaining specialty finance group units, Greater Bay Capital, Greater Bay SBA Group, and Greater Bay Business Funding, also have individually been determined to be operating segments. However, those units are not required to be separately reported and their results are included in all other segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

As of March 31, 2005, we voluntarily reported the results of the Greater Bay Trust Company separately in our segment information. As the Greater Bay Trust Company does not meet the requirements for a reportable business segment during the three months ended March 31, 2006 or 2005, its results are included in all other segments.

We have restated all prior period segment information to conform to the current composition of reportable segments.

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended March 31, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Consolidated total
Interest income	$87,938	$18,687	$16,692	$225	$11,361	$134,903	$3,578	$(34,727)	$103,754
Interest expense	24,097	24,120	8,235	129	6,116	62,697	9,164	(34,727)	37,134
Net interest income before
(reversal of) / provision for credit losses	63,841	(5,433)	8,457	96	5,245	72,206	(5,586)	—	66,620
(Reversal of) / provision for credit losses	(1,200)	(94)	(3,508)	—	(1,202)	(6,004)	—	—	(6,004)

Net interest income after
(reversal of) / provision for credit losses	65,041	(5,339)	11,965	96	6,447	78,210	(5,586)	—	72,624
Non-interest income	3,375	27	842	45,374	7,187	56,805	5,127	(1,899)	60,033
Operating expenses	13,822	—	3,211	36,144	7,623	60,800	33,213	(1,899)	92,114

Income before provision for income taxes	$54,594	$(5,312)	$9,596	$9,326	$6,011	$74,215	$(33,672)	$—	$40,543

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the three months ended March 31, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Consolidated Total
Interest income	$74,510	$19,897	$14,799	$348	$8,477	$118,031	$1,491	$(27,724)	$91,798
Interest expense	15,483	18,806	6,360	55	4,292	44,996	8,484	(27,724)	25,756

Net interest income before
(reversal of) / provision for credit losses	59,027	1,091	8,439	293	4,185	73,035	(6,993)	—	66,042
(Reversal of) / provision for credit losses	(8,291)	565	5,895	—	153	(1,678)	—	—	(1,678)

Net interest income after
(reversal of) / provision for credit losses	67,318	526	2,544	293	4,032	74,713	(6,993)	—	67,720
Non-interest income	3,490	333	1,072	38,198	5,981	49,074	2,882	(1,763)	50,193
Operating expenses	13,671	—	2,970	30,242	6,133	53,016	32,695	(1,763)	83,948

Income before provision for income taxes	$57,137	$859	$646	$8,249	$3,880	$70,771	$(36,806)	$—	$33,965

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	At March 31, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Consolidated total
Total assets	$3,033,205	$1,672,179	$912,703	$368,583	$612,680	$6,599,350	$1,761,331	$(1,252,175)	$7,108,506
Deposits	4,579,210	637,390	—	—	47,699	5,264,299	13,467	(169,004)	5,108,762
Assets under administration	—	—	—	—	669,732	669,732	—	—	669,732

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

	At December 31, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Consolidated total
Total assets	$3,066,559	$1,698,088	$878,453	$365,384	$607,847	$6,616,331	$850,001	$(345,363)	$7,120,969
Deposits	4,760,022	493,672	—	—	45,808	5,299,502	9,649	(250,612)	5,058,539
Assets under administration	—	—	—	—	633,033	633,033	—	—	633,033

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

NOTE 12—SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

We have entered into individual agreements with certain executives and senior officers to provide supplemental employee retirement plan benefits and have adopted a 2005 Supplemental Executive Retirement Plan (or collectively “the SERPs”). See Note 19 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information and a description of the SERPs.

For the three months ended March 31, 2006, we made contributions of $370,000 to secular trusts which fund benefits for certain current and former executive officers under their SERPs. We presently anticipate contributing $874,000 to fund the secular trusts during the remainder of 2006.

Net pension cost included the following components for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Service cost-benefits earned during the period	$509	$570
Interest cost on projected benefit obligation	653	605
Amortization of prior service cost	805	805
Recognized net actuarial loss	121	145

Net periodic pension cost	$2,088	$2,125

NOTE 13—RECENT ACCOUNTING DEVELOPMENTS

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be measured based on the grant date fair values. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, SFAS No. 123R will cause unrecognized stock-based compensation expense related to options granted prior to the date of initial adoption and vesting after that date to be recognized as a charge to results of operations over the

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

remaining vesting period based on their original grant date values, as determined in accordance with SFAS No. 123. In April 2005, the SEC approved a delay to the effective date of SFAS No. 123R, as a result of which, we were required to adopt SFAS No. 123R beginning January 1, 2006.

In November 2005, FASB issued FSP SFAS No. 123R-3, which provides a practical transition election related to accounting for the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. FSP 123R-3 allows us to make a one-time election to adopt this transition method. The FSP allows us to take up to one year from our initial adoption of SFAS No. 123R to evaluate our transition alternatives and make an election.

We adopted SFAS No. 123R effective January 1, 2006. See Note 1 of the notes to consolidated financial statements for a description of the method of adoption and the effect of the adoption on our results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” (or “SFAS No. 156”). SFAS No. 156, which is an amendment to FAS No. 140, addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting and reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. The standard also (1) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and (3) permits an entity with a separately recognized servicing asset or servicing liability to choose the amortization or fair value method for subsequent measurement. SFAS 156 is effective as of the beginning of an entity’s fiscal year beginning after September 15, 2006, with earlier adoption permitted as of the beginning of the entity’s fiscal year as long as no financial statements, including interim periods, have been issued.

We did not elect early adoption of SFAS No. 156. We do not expect the adoption of this statement to have a material impact on our financial condition or operating results.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (or “SFAS No. 155”.) This Statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (or “SFAS No. 140”). SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for a financial instrument’s fair value. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

We do not expect the adoption of this statement to have a material impact on our financial condition or operating results.

Bifurcation of Embedded Prepayment Options in Certain Debt Instruments

In June 2005, the FASB cleared Derivatives Implementation Group (or “DIG”) Issue B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (or “DIG Issue B38”), and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (or “DIG Issue B39”.) The guidance in DIG Issue B38 states that the potential settlement of the debtor’s obligation upon the exercise of an embedded put option or call option meets the net-settlement criterion because the cash paid to the creditor in settling the debtor’s obligation is not associated with the underlying contract. Thus, if all of the criteria in paragraph 12 of SFAS No. 133 are met, the embedded put or call option must be bifurcated and accounted for separately. DIG Issue B39 states that as long as only the debtor has the ability to exercise an embedded call option, that call option would not meet the conditions above requiring bifurcation. This statement is effective the first day of the first fiscal quarter beginning after December 15, 2005.

The adoption of this statement did not have a material impact on our financial condition or operating results.

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

The adoption of this statement did not have a material impact on our financial condition or operating results.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

NOTE 14—RELATED PARTY LOANS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equivalent to those entered into in arms’ length transactions and are made subject to approval by the Bank’s Board of Directors. None of these loans is on nonaccrual status. An analysis of total loans to related parties for the periods presented:

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Beginning balance	$52,036	$53,725
Additions	17,131	—
Repayments	(8,831)	(21,763)

Ending balance	$60,336	$31,962

Undisbursed commitments	$43,232	$22,790

NOTE 15—VARIABLE INTEREST ENTITIES

A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. A variable interest entity is required to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity. The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	We had investments in low income housing tax credit partnerships totaling $10.2 million at March 31, 2006 and $10.9 million at December 31, 2005. The recorded investment in these partnerships includes the adjusted cost basis of the investments and unfunded commitments totaling $708,000 at March 31, 2006 and $1.1 million at December 31, 2005. We have also recorded a liability for those unfunded commitments. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	We had investments in venture capital funds totaling $9.9 million at March 31, 2006 and $9.6 million at December 31, 2005 that are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $3.9 million at March 31, 2006 and $4.2 million at December 31, 2005 on these investments. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related additional potential capital calls;

•

We had investments totaling $5.9 million at March 31, 2006 and $5.5 million at December 31, 2005 in partnerships and corporations that invest in CRA qualified assets such as affordable housing and small businesses. These investments are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $4.3 million at March 31, 2006 and $4.6 million at

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of March 31, 2006 and December 31, 2005 and for the Three Months Ended March 31, 2006 and 2005

December 31, 2005 on these investments. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related additional potential capital calls; and

•	At March 31, 2006 and December 31, 2005, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, and GBB Capital VII, collectively referred to as the Trusts, totaling $6.3 million. The Trusts have issued trust preferred securities and purchased subordinated debt from our holding company in capital raising transactions. In accordance with the accounting rules for variable interest entities, the Trusts are not included in our consolidated financial position and results of operations. There is no exposure to loss on these investments.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

Who We Are

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association and one commercial insurance brokerage subsidiary, ABD. The Bank provides community banking services in the greater San Francisco Bay Area through its community banking organization, including Bank of Petaluma, Bank of Santa Clara, Bay Area Bank, Bay Bank of Commerce, Coast Commercial Bank, Cupertino National Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and San Jose National Bank. Nationally, the Bank provides customized lending services through its specialty finance group, which includes Matsco, Greater Bay Bank SBA Lending Group, Greater Bay Business Funding, and Greater Bay Capital. Our commercial insurance brokerage subsidiary, ABD, provides employee benefits consulting and risk management solutions to business clients throughout the United States.

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Our lines of business are organized along eight segments, seven of which provide services to our clients, and one that provides services internally to the other segments. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, and the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Matsco provides dental and veterinarian financing services nationally.

•	Greater Bay Capital finances small ticket equipment leases nationally.

•	Greater Bay Business Funding, which offers asset-based lending and accounts receivable factoring products, has offices in Cupertino, California and Bellevue, Washington and markets its services nationally. Greater Bay Business Funding includes the combined operations of our CAPCO and Pacific Business Funding units.

•	Greater Bay Bank SBA Lending Group is an SBA National Preferred Lender and principally operates in the San Francisco Bay Area.

•	ABD has offices located in California, Washington, and Nevada and sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that executes mutual fund transactions on behalf of ABD’s clients’ employee benefit plans.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, escrow agent, investment management, estate planning resources, and employee benefit plan services.

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, and day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

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

We also believe that the consolidation of community banks will continue to take place and in that regard we could be a bank acquirer. Additionally, in markets we wish to enter or expand our business, we will consider opening de novo offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services, and wealth management. In the past, we have successfully integrated acquired institutions and de novo branches, but there can be no assurance that future activities would not present unforeseen integration issues.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported. Accounting policies are described in Note 1 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. Many accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies. A description of our accounting policies for stock-based compensation appears below. A description of our other current accounting policies involving significant management valuation judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Share-Based Compensation

We adopted SFAS No. 123R as of January 1, 2006. SFAS No. 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

•	Expected term is based on historical employee stock option exercise behavior, the vesting terms of the respective option and the contractual term of ten years.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Expected volatility is based on the daily historical volatility of our stock price over the expected term of the option. The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected dividend yield is based on the ratio of historical dividends paid per share of common stock to the stock price at the time of grant.

The expected term and expected volatility involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

SFAS No. 123R also requires that we recognize compensation expense for only the portion of options or restricted shares that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior and the vesting period of the respective stock options or restricted shares. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

RESULTS OF OPERATIONS

The following table summarizes net income, net income per common share and key financial ratios for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands, except per share amounts)	2006	2005
Net income	$25,901	$21,510
Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.48	$0.38
After cumulative effect of change in accounting principle	$0.48	$0.34
Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.38
After cumulative effect of change in accounting principle	$0.46	$0.34
Return on average assets	1.47%	1.25%
Return on average total shareholders’ equity	13.39%	11.28%

Net Income

Net income increased 20.4% to $25.9 million, or $0.46 per diluted common share, during the three months ended March 31, 2006 compared to $21.5 million, or $0.34 per diluted common share, for the same period in 2005. This increase was primarily attributable to the following items during the three months ended March 31, 2006 compared to the same period in 2005:

•	A $9.8 million increase in non-interest income primarily due to a $6.8 million increase in insurance commissions and fees, which was primarily related to the acquisition of Lucini/Parish, a $2.1 million increase in other income and a $1.2 million increase in rental revenues on operating leases;

•	A $4.3 million increase in the reversal of the provision for credit losses reflecting improved credit quality; and

•	A $578,000 increase in net interest income, reflecting primarily an increase in the yield earned on, and the average balance of, loans.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Offsetting the above items was the following:

•	An $8.2 million increase in operating expenses consisting of a $7.7 million increase in compensation and benefits, including $3.6 million related to Lucini/Parish, a $910,000 increase in occupancy and equipment and a $788,000 increase in directors fees. These increases were partially offset by a $1.1 million decrease in legal costs and other professional fees.

The basic and diluted net income per common share calculations were affected by a decrease of 3,976,000 shares in the weighted average common stock and potential common shares. The decrease in the weighted average common stock and potential common shares was primarily the result of the put of the CODES due 2024.

See “– Net Interest Income,” “– Reversal of Provision for Credit Losses,” “– Non-interest Income” and “- Operating Expenses” for more information regarding the changes to net income for the periods presented.

Net Interest Income

Our Interest Rate Risk Management and Strategy

During 2005, we maintained a slightly net asset sensitive position in anticipation of higher short-term interest rates.

Net interest income for the three months ended March 31, 2006 was $66.6 million, compared to $66.0 million for the same period in 2005. The $578,000 increase in our net interest income during the three months ended March 31, 2006 compared to the same period of 2005 was primarily due to an increase in the yield earned on, and the average balance of, loans. This was partially offset by an increase in the rate paid on deposits and a higher average balance of long-term borrowings. Our net yield earned on interest-earning assets (or “net interest margin”) on a tax-equivalent basis for the three months ended March 31, 2006 was 4.35%, compared to 4.43% for the same period in 2005.

Net interest income for the three months ended March 31, 2006 was $66.6 million, compared to $67.7 million for the three months ended December 31, 2005. The $1.1 million decrease in our net interest income during the three months ended March 31, 2006 compared to the three months ended December 31, 2005 was primarily due to an increase in the rate paid on deposits and a higher average balance of short-term borrowings. This was partially offset by an increase in the yield earned on, and the average balance of, loans. Our net interest margin on a tax-equivalent basis for the three months ended March 31, 2006 was 4.35%, compared to 4.36% for the three months ended December 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income – Results for the Quarters Ended March 31, 2006, December 31, 2005, and March 31, 2005

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities stated on a tax-equivalent basis. Average balances are average daily balances.

	Three months ended March 31,
	2006			2005
(Dollars in thousands)	Average balance	Interest	Average yield / rate	Average balance	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$12,290	$132	4.30%	$32,489	$181	2.26%
Securities:
Taxable	1,425,340	15,622	4.45%	1,499,446	15,956	4.32%
Tax-exempt (1)	82,596	1,494	7.33%	84,781	1,403	6.71%
Other short-term (2)	9,762	35	1.46%	3,796	135	14.39%
Loans (3)(4)	4,721,031	86,959	7.47%	4,461,799	74,590	6.78%

Total interest-earning assets	6,251,019	104,242	6.76%	6,082,311	92,265	6.15%
Noninterest-earning assets	878,637			885,326

Total assets	$7,129,656	104,242		$6,967,637	92,265

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,950,240	14,072	1.93%	3,277,312	13,257	1.64%
Time deposits over $100,000	356,157	2,968	3.38%	348,154	1,835	2.14%
Other time deposits	660,914	6,721	4.12%	381,737	2,027	2.15%

Total interest-bearing deposits	3,967,311	23,761	2.43%	4,007,203	17,119	1.73%
Short-term borrowings	288,491	2,983	4.19%	255,965	1,955	3.10%
CODES	75,101	101	0.55%	227,334	308	0.55%
Subordinated debt	210,311	4,557	8.79%	210,311	4,312	8.31%
Other long-term borrowings	474,316	5,732	4.90%	155,980	2,063	5.36%

Total interest-bearing liabilities	5,015,530	37,134	3.00%	4,856,793	25,757	2.15%
Noninterest-bearing deposits	1,041,806			1,051,341
Other noninterest-bearing liabilities	275,257			273,523
Minority interest: Preferred stock of real estate investment trust subsidiaries	12,715			12,571
Shareholders’ equity	784,348			773,410

Total shareholders’ equity and liabilities	$7,129,656	37,134		$6,967,638	25,757

Net interest income, on a tax-equivalent basis (1)		67,108			66,508
Tax-equivalent adjustment		(488)			(466)

Net interest margin (5)		$66,620			$66,042

			4.35%			4.43%

(1)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); all prior periods presentation has been changed to conform to this presentation.
(2)	Includes average interest-earning deposits in other financial institutions.
(3)	Nonaccrual loans are included in the average balance; prior periods presentation has been changed to conform to current period presentation.
(4)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $245,000 and ($1,000) for the three months ended March 31, 2006 and 2005, respectively.
(5)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period, annualized.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended March 31, 2006			Three months ended December 31, 2005
(Dollars in thousands)	Average balance	Interest	Average yield / rate	Average balance	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$12,290	$132	4.30%	$74,740	$716	3.80%
Securities:
Taxable investment securities	1,425,340	15,622	4.45%	80,793	14,862	4.29%
Tax-exempt investment securities (1)	82,596	1,494	7.33%	11,245	1,476	7.25%
Other short-term (2)	9,762	35	1.46%	1,374,102	45	1.58%
Loans (3)(4)	4,721,031	86,959	7.47%	4,673,852	85,611	7.27%

Total interest-earning assets	6,251,019	104,242	6.76%	6,214,732	102,710	6.56%
Noninterest-earning assets	878,637			905,369

Total assets	$7,129,656	104,242		$7,120,101	102,710

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,950,240	14,072	1.93%	$3,111,275	$14,841	1.89%
Time deposits over $100,000	356,157	2,968	3.38%	352,606	2,736	3.08%
Other time deposits	660,914	6,721	4.12%	583,307	5,105	3.47%

Total interest-bearing deposits	3,967,311	23,761	2.43%	4,047,188	22,682	2.22%
Short-term borrowings	288,491	2,983	4.19%	171,801	1,870	4.32%
CODES	75,101	101	0.55%	87,500	117	0.53%
Subordinated debt	210,311	4,557	8.79%	210,311	4,504	8.50%
Other long-term borrowings	474,316	5,732	4.90%	456,962	5,304	4.61%

Total interest-bearing liabilities	5,015,530	37,134	3.00%	4,973,762	34,477	2.75%
Noninterest-bearing deposits	1,041,806			1,086,424
Other noninterest-bearing liabilities	275,257			274,391
Preferred stock of real estate investment trust subsidiaries	12,715			12,674
Shareholders’ equity	784,348			772,848

Total shareholders’ equity and liabilities	$7,129,656	37,134		$7,120,099	34,477

Net interest income (1)		67,108			68,233
Tax-equivalent adjustment		(488)			(485)

Net interest margin (5)		$66,620			$67,748

			4.35%			4.36%

(1)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); all prior periods presentation has been changed to conform to this presentation.
(2)	Includes average interest-earning deposits in other financial institutions.
(3)	Nonaccrual loans are included in the average balance; prior periods presentation has been changed to conform to current period presentation.
(4)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $245,000 and $580,000 for the three months ended March 31, 2006 and December 31, 2005, respectively.
(5)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period, annualized.

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

	Three months ended March 31, 2006 compared with March 31, 2005 favorable / (unfavorable)			Three months ended March 31, 2006 compared with December 31, 2005 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(560)	$511	$(49)	$(1,151)	$567	$(584)
Other short-term investments	561	(661)	(100)	(10)	—	(10)
Securities:
Taxable	(2,631)	2,297	(334)	758	1	759
Tax-exempt	(210)	301	91	19	(1)	18
Loans	4,495	7,874	12,369	362	986	1,348

Total interest income	1,655	10,322	11,977	(22)	1,553	1,531

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	6,563	(7,378)	(815)	2,313	(1,544)	769
Time deposits over $100,000	(43)	(1,090)	(1,133)	(22)	(210)	(232)
Other time deposits	(2,084)	(2,610)	(4,694)	(671)	(945)	(1,616)

Total interest-bearing deposits	4,436	(11,078)	(6,642)	1,620	(2,699)	(1,079)
Short-term borrowings	(273)	(755)	(1,028)	(1,494)	381	(1,113)
CODES	208	(1)	207	41	(25)	16
Subordinated debt	—	(245)	(245)	—	(53)	(53)
Other long-term borrowings	(4,900)	1,231	(3,669)	(161)	(267)	(428)

Total interest expense	(529)	(10,848)	(11,377)	6	(2,663)	(2,657)

Net increase (decrease) in net interest income	$1,126	$(526)	$600	$(16)	$(1,110)	$(1,126)

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Credit Losses

The following schedule shows the composition of the reversal of provision for credit losses and the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(2,094)	—	(2,094)
Recoveries	2,051	—	2,051
(Reversal of) / provision for credit losses	(7,548)	1,544	(6,004)

Balance, March 31, 2006	$74,568	$8,823	$83,391

Balance, December 31, 2004	$107,517	$6,482	$113,999
Charge-offs	(4,755)	—	(4,755)
Recoveries	1,244	—	1,244
(Reversal of) / provision for credit losses	(4,651)	2,973	(1,678)

Balance, March 31, 2005	$99,355	$9,455	$108,810

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

The required balance of the allowance for loan and lease losses at March 31, 2006 was $74.6 million, which was $7.6 million lower than the balance at December 31, 2005. This decrease was primarily a result of improvement in the overall credit risk ratings and a reduction in the assumed rates of default for the loan and lease portfolio, which are key factors in our process for estimating allowance requirements. We made a $7.5 million negative provision for loan and lease losses to attain the required allowance for loan and lease losses balance at March 31, 2006, after net loan charge-offs of $43,000.

The $1.5 million provision for unfunded credit commitments at March 31, 2006 resulted primarily from an increase in the balance of loan commitments (primarily construction loans) that have not yet been funded.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest Income

The following table sets forth information by category of non-interest income for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Insurance commissions and fees	$44,969	$38,122
Rental revenues on operating leases	5,264	4,032
Service charges and other fees	2,540	2,550
Income on bank owned life insurance	1,911	1,797
Loan and international banking fees	1,795	2,013
Trust fees	1,055	1,066
Securities gains, net	168	290
Gain on sale of loans	—	95
Other income	2,331	228

Total non-interest income	$60,033	$50,193

Non-interest income increased during the three months ended March 31, 2006 compared to the same period in 2005 primarily due to increases in insurance commissions and fees, rental revenue on operating leases, and other income. This was partially offset by decreases in the gain on sale of loans and loan and international banking fees.

Insurance commissions and fees increased during the three months ended March 31, 2006 compared to the same period in 2005 by $6.8 million primarily due to the acquisition of Lucini/Parish on May 1, 2005. Lucini/Parish generated insurance commissions and fees of $6.8 million during the three months ended March 31, 2006. See Note 6 under the heading “Contingencies” of the notes to consolidated financial statements for information related to ABD’s receipt of requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers for these subpoenas and other related matters.

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $1.2 million increases in rental revenues for the three months ended March 31, 2006 compared to the same period in 2005 reflects equipment lease portfolio growth.

During 2005, we determined that the impairment on shares of Fannie Mae preferred stock and Freddie Mac preferred stock held in our securities portfolio was other-than-temporary. As a result, we recorded a $1.0 million charge to other income during the three months ended March 31, 2005. We subsequently sold these impaired securities and recovered $6,000 of the impairment charge.

Other income also includes a $576,000 net gain during the three months ended March 31, 2006 on derivatives marked to market through earnings compared to a $198,000 gain during the three months ended March 31, of 2005. The derivative gains in the first quarter of 2006 included $554,000 in gains related to the warrants issued to us by our borrowers. Gains during the three months ended March 31, 2005 include a $147,000 in gains related to the change in market value of purchased residential mortgage loans between the price commitment dates.

We own certain other investments in low income housing tax credit partnerships, venture capital funds, and CRA qualified investments that are included in other assets. We incurred net losses on those investments of $89,000 for the first quarter of 2006, and net losses of $292,000 for the first quarter of 2005. The losses were charged to other income.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Compensation and benefits	$57,929	$50,285
Occupancy and equipment	11,322	10,412
Depreciation - equipment leased to others	4,091	3,370
Legal costs and other professional fees	3,753	4,851
Telephone, postage and supplies	2,105	1,607
Marketing and promotion	1,823	1,787
Amortization of intangibles	1,640	2,083
Directors fees	1,448	660
Data processing	1,158	1,110
Insurance	1,041	1,119
Contribution to the Greater Bay Bancorp Foundation	900	900
FDIC insurance and regulatory assessments	513	357
Dividends paid on preferred stock of real estate investment trusts	456	456
Correspondent bank fees	408	522
Client service expenses	152	224
Other expenses	3,375	4,205

Total operating expenses	$92,114	$83,948

Efficiency ratio	72.73%	72.22%
Total operating expenses to average assets	5.24%	4.89%

The primary sources of variance in operating expenses during the three months ended March 31, 2006 compared to the same period in 2005 included the following:

•	Compensation and benefits expenses increased during the three months ended March 31, 2006 to $57.9 million, compared to $50.3 million during the same period in 2005. The increase is primarily due to a $3.6 million increase related to Lucini/Parish, a $1.3 million increase in bonus expense, a $1.1 million increase in deferred compensation plan expense that is fully offset by revenue included in other non-interest income, a $1.0 million increase in ABD’s compensation and benefits expense attributable to internal growth, $651,000 in higher commission expenses to specialty finance personnel, a $436,000 increase in 401K contributions, $409,000 in new salaries associated with the opening of ABD’s new office in San Diego, and an increase of $620,000 in stock-based compensation resulting from the adoption of SFAS No. 123R described further below.

•	Legal costs and other professional fees decreased to $3.8 million during the three months ended March 31, 2006 compared to $4.9 million during the same period in 2005 primarily related to reduced costs for Sarbanes-Oxley compliance activities.

•	Occupancy and equipment expenses increased to $11.3 million during the three months ended March 31, 2006 compared to $10.4 million during same period in 2005. Of this increase, $284,000 was due to the acquisition of Lucini/Parish, $108,000 was due to the cost of our new corporate office location, and the balance related to miscellaneous rent increases and added security costs.

•	Depreciation – equipment leased to others increased to $4.1 million during the three months ended March 31, 2006 compared to $3.4 million during the same period in 2005. The increase in expenses is the result of the growth in the size of the portfolio from this line of business.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Amortization of intangibles decreased to $1.6 million during the three months ended March 31, 2006 compared to $2.1 million for the three months ended March 31, 2005. We periodically reevaluate the remaining estimated lives of these expirations based on the actual retention rates of the acquired customers. Based on such a revaluations, which took place during the third quarter of 2005 and the first quarter of 2006, we increased our estimate of the remaining lives of these expirations. This prospective change in estimate was the primary reason for the decrease in amortization of intangibles.

•	Directors fees increased to $1.4 million during the three months ended March 31, 2006 compared to $660,000 for the three months ended March 31, 2005 primarily due to an increase in stock-based compensation expense resulting from the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in our restricted stock grant agreements as well as the impact of the adoption of SFAS No. 123R.

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Accordingly, stock-based compensation costs were recognized only for restricted stock grants during the three months ended March 31, 2005. Stock-based compensation expense related to stock options and restricted stock grants was as follows for the periods presented.

	Three months ended March 31,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$515	$1,456	$—	$184
Income tax benefit	(71)	(612)	—	(77)

	444	844	—	107
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$444	$714	$—	$107

(1)	Stock-based compensation expense for restricted stock during the three months ended March 31, 2006 includes the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements.

Stock-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in directors fees. Stock-based compensation expense included in compensation and benefits was $743,000 for the three months ended March 31, 2006 and $123,000 for the three months ended March 31, 2005. Stock-based compensation expense included in directors fees was $1.2 million for the three months ended March 31, 2006 and $61,000 for the three months ended March 31, 2005. The adoption of SFAS No. 123R also resulted in a cumulative benefit from accounting change of $130,000, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants.

Our efficiency ratio for the three months ended March 31, 2006 increased compared to the same period in 2005 as revenues grew at a slower pace than operating expenses. The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. An increase in the efficiency ratio would generally indicate a decrease in overall efficiency. Conversely, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations, or a deterioration in of customer service levels. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

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

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Total operating expenses	$92,114	$83,948
Less: ABD operating expenses	36,397	30,413

Total operating expenses without ABD	$55,717	$53,535

Total revenue	$126,653	$116,235
Less: ABD total revenue	45,470	38,491

Total revenue without ABD	$81,183	$77,744

Efficiency ratio without ABD	68.63%	68.86%

Income Taxes

Our effective income tax rate for the three months ended March 31, 2006 was 36.5%, compared to 36.7% for the same period in 2005. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings and low housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by stock-based compensation expense for incentive stock options, for which we do not recognize a tax benefit for financial statement purposes.

See Note 10 of the notes to consolidated financial statements for further discussion on our income taxes.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Total assets decreased $12.5 million during the three months ended March 31, 2006 to $7.1 billion at that date.

Securities

Total securities decreased $25.5 million during the three months ended March 31, 2006 to $1.5 billion at that date. At March 31, 2006, $828.2 million, or 56.4%, of our total securities were invested in mortgage and mortgage related securities compared to $869.2 million, or 58.2%, at December 31, 2005. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three and a half years.

See Note 2 of the notes to consolidated financial statements for information regarding the investment securities portfolio.

Loans

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. Our lending operations are primarily located in a market area that is principally dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely affect us through diminished loan demand and loan credit quality deterioration.

The following table presents the composition of our loan portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,062,141	44.3%	$2,067,873	44.5%
Term real estate - commercial	1,389,635	29.9	1,389,329	29.9

Total Commercial	3,451,776	74.2	3,457,202	74.4
Real estate construction and land	688,086	14.8	644,883	13.9
Residential mortgage	271,658	5.8	266,263	5.7
Real estate other	230,190	4.9	263,164	5.7
Consumer and other	100,020	2.1	108,833	2.3

Total loans, gross	4,741,730	101.8	4,740,345	102.0
Deferred fees and discounts, net	(12,006)	(0.3)	(12,376)	(0.3)

Total loans, net of deferred fees	4,729,724	101.5	4,727,969	101.7
Allowance for loan and lease losses	(74,568)	(1.5)	(82,159)	(1.7)

Total loans, net	$4,655,156	100.0%	$4,645,810	100.0%

Total loans, net of deferred loan fees and discounts increased by $1.8 million from December 31, 2005 to March 31, 2006. The growth in our loan portfolio was achieved in spite of the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during the period. This increase primarily reflects increases in real estate construction and land loans of $43.2 million, and residential mortgage loans of $5.4 million. These increases were partially offset by a decline in real estate other loans of $33.0 million, consumer and other loans of $8.8 million, and commercial loans of $5.4 million.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the maturity distribution of our loan portfolio by type and the sensitivity of such loans to changes in interest rates at March 31, 2006.

	Term to final loan maturity
	One year or less		One to five years		After five years
(Dollars in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate	Total
Commercial	$206,904	$375,360	$723,106	$186,093	$464,455	$106,223	$2,062,141
Term real estate - commercial	38,111	63,273	241,299	249,300	326,084	471,568	1,389,635
Real estate construction and land	25,262	478,373	88,390	82,577	11,320	2,164	688,086
Residential mortgage	—	—	—	—	—	271,658	271,658
Real estate other	5,677	35,101	16,051	13,444	15,597	144,320	230,190
Consumer and other	5,359	41,568	21,078	19,067	12,850	98	100,020

Total loans, gross	$281,313	$993,675	$1,089,924	$550,481	$830,306	$996,031	$4,741,730

Nonperforming Assets

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest due to financial difficulties of the borrower. A loan is not removed from the restructured loan category until it has performed in accordance with the agreed upon modified loan terms for three subsequent quarters after the quarter in which it was restructured. Other real estate owned (or “OREO”) consists of real property acquired through foreclosure on the collateral underlying defaulted loans. Other nonperforming assets are primarily comprised of equipment leased to others.

The following table presents information concerning our nonperforming assets, restructured loans and accruing loans 90 days or more past due at the dates indicated.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Nonperforming assets:
Nonaccrual loans	$32,992	$71,094
Other nonperforming assets	438	631

Total nonperforming assets	$33,430	$71,725

Restructured loans on accrual status	$—	$290

Accruing loans past due 90 days or more	$211	$—

Nonaccrual loans to total loans	0.70%	1.50%
Nonperforming assets to total assets	0.47%	1.01%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.71%	1.52%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.47%	1.01%

The amount of interest revenue on nonaccrual loans prior to the loans becoming nonaccrual that was included in net income was $33,000 for the three months ended March 31, 2006 and $620,000 for the three months ended March 31, 2005. The gross interest income, which includes foregone interest and interest revenue

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

on nonaccrual loans prior to the loans becoming nonaccrual, that would have been recorded if nonaccrual loans had been current in accordance with their original terms, would have been $1.2 million for the three months ended March 31, 2006 and $1.1 million for the three months ended March 31, 2005.

Restructured loans totaling $4.1 million at March 31, 2006 and $5.3 million at December 31, 2005 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during the three months ended March 31, 2006 and the year ended December 31, 2005.

There was no interest income from restructured loans on accruing status during the three months ended March 31, 2006 or 2005. The additional interest income that would have accrued on restructured loans on accruing status if they had performed in accordance with their original terms would have been zero during the three months ended March 31, 2006 and 2005.

The following table presents information concerning our nonaccrual loans at March 31, 2006 and December 31, 2005.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Commercial:
Other commercial	$9,184	$9,142
Matsco	8,011	8,883
SBA	3,627	6,497

Total commercial	20,822	24,522
Real estate:
Term real estate - commercial	8,203	8,434
Real estate construction and land	3,242	323
Real estate mortgage	—	—
Real estate other	7	33,312

Total real estate	11,452	42,069
Consumer and other	718	4,503

Total nonaccrual loans	$32,992	$71,094

Nonaccrual loans at December 31, 2005 included a single client relationship totaling $36.8 million that had been placed on nonaccrual status during the second quarter of 2005. The payoff of the loans comprising this relationship during the three months ended March 31, 2006 is the primary reason for the decline in the balance of nonperforming assets. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the full payoff of these loans during the first quarter of 2006.

We believe that we have a minimal loss exposure on the SBA loans, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonperforming assets based on current real estate collateral.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $8.9 million at March 31, 2006 and $10.9 million at December 31, 2005. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In accordance with SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of loan impairment is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans affect our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $33.0 million at March 31, 2006 and $71.1 million at December 31, 2005. As of March 31, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates indicated.

	For the three month ended March 31,
(Dollars in thousands)	2006	2005
Period end gross loans outstanding	$4,741,730	$4,498,738
Average gross loans outstanding	$4,721,029	$4,442,177
Allowance for loan and lease losses:
Balance at beginning of period	$82,159	$107,517
Charge-offs:
Commercial	(2,047)	(3,061)
Term real estate - commercial	—	—

Total commercial	(2,047)	(3,061)
Real estate construction and land	—	(1,681)
Real estate other	—	—
Consumer and other	(47)	(13)

Total charge-offs	(2,094)	(4,755)

Recoveries:
Commercial	1,017	1,129
Term real estate - commercial	2	19

Total commercial	1,019	1,148
Real estate construction and land	908	48
Real estate other	—	—
Consumer and other	124	48

Total recoveries	2,051	1,244

Net charge-offs	(43)	(3,511)
Reversal of provision charged to income	(7,548)	(4,651)

Balance at end of period	$74,568	$99,355

Quarterly net charge-offs to average loans outstanding during the period, annualized	0.00%	0.32%
Allowance as a percentage of period end loans outstanding	1.57%	2.21%
Allowance as a percentage of nonaccrual loans	226.02%	188.94%

The reversal of provision for credit losses includes the reversal of provision for loan and lease losses, shown in the table above, and the provision for unfunded credit losses. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the reversal of provision for credit losses and reserves for unfunded credit commitments for the three months ended March 31, 2006 and 2005, see “Results of Operations – Reversal of Provision for Credit Losses,” above.

The methodology used to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Individual Impairment Component

The individual loan impairment component of the allowance for loan losses and the reserve for unfunded commitments is equal to the aggregate amount of specific reserves that are established for impaired loans as defined by SFAS No. 114. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the impairment amount by either taking a charge-off against the loan or establishing a specific reserve. If we believe that the impaired value is reasonably certain, we charge-off an amount equal to the impairment. A specific reserve is established when we believe the impaired value has a degree of uncertainty and the occurrence of a specific future event will permit us to determine a more precise impairment amount. The balance of the specific reserve represents the individual loan impairment component of the allowance. This component of the allowance for loan and lease losses and reserve for unfunded commitments was as follows at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Specific reserves:
Individual loan impairment reserve	$8,856	$10,871
Reserve for unfunded credit commitments	120	121

Total individual impairment component	$8,976	$10,992

The decrease in the individual impairment component from December 31, 2005 to March 31, 2006 resulted from a decrease in estimated loss exposure associated with impaired loans.

Pool Analysis Component

The pool analysis is a migration-based analysis and is performed in two steps. The first step, a migration based pool analysis, includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates are calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation and to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss. This first step of the pool analysis resulted in a required allowance for loan and lease losses and reserve for unfunded credit commitments as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Migration-based pool analysis:
Allowance for loan and lease losses	$46,648	$49,962
Reserve for unfunded credit commitments	7,469	6,014

Total migration-based pool analysis component	$54,117	$55,976

Overall improvement in credit quality resulted in a decrease in this component of our allowance for loan and lease losses, which was partially offset by additional allowance required for higher risk construction lending activity.

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

(Dollars in thousands)	March 31, 2006	December 31, 2005
Estimated unidentified incurred loss:
Allowance for loan and lease losses	$19,064	$21,326
Reserve for unfunded credit commitments	1,234	1,144

Total estimated unidentified incurred loss	$20,298	$22,470

The decrease in the estimated unidentified incurred loss was a result of overall improvement in credit quality.

Total Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total allowance for loan and lease losses and reserve for unfunded commitments resulting from our methodology was as follows at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Allowance for loan and lease losses	$74,568	$82,159
Reserve for unfunded credit commitments	8,823	7,279

Total reserves	$83,391	$89,438

Property, Premises and Equipment

Property, premises and equipment decreased by $5.5 million to $98.5 million at March 31, 2006 compared to $104.0 million at December 31, 2005. The primary reason for this decrease is the $4.5 million decrease in equipment leased to others, net of accumulated depreciation. The equipment leased to others, net of accumulated depreciation, was $59.6 million at March 31, 2006, compared to $64.1 million at December 31, 2005. This decrease is the result of the reduction in the size of the operating lease portfolio. The reduction in the operating lease portfolio is a result of actions we have taken to categorize newly originated leases as direct financing leases that previously would have been categorized as operating leases.

Lease contracts are categorized as direct financing leases or operating leases in accordance with the definitions in SFAS No. 13, “Accounting for Leases” (or “SFAS No. 13”). Direct financing leases are included in our loan portfolio and operating leases are included in property, premises and equipment. The primary reason most of our operating leases are categorized as such is because the net present value of the payments do not meet or exceed 90% of the fair value of the leased asset on those leases. Beginning in 2005, we insured the residual value of leased assets on certain leases that would otherwise qualify as operating leases. By insuring the residual value, we are then allowed to include the insured residual in the payment stream for purposes of performing the 90% minimum lease payment test to determine if the lease contract qualifies as a direct financing lease. During the three months ended March 31, 2006 and the year ended December 31, 2005, we originated lease contracts with an original equipment cost of $11.1 million and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deposits

Total deposits increased $50.2 million during the three months ended March 31, 2006 to $5.1 billion at March 31, 2006. Total core deposits, which exclude brokered and other institutional time deposits, decreased by $93.5 million during the three months ended March 31, 2006 to $4.5 billion at March 31, 2006. The decrease in core deposits primarily reflected attrition in demand deposit balances. The reduction in demand deposit balances was a result of several factors including internal transfers to other deposit products, clients acting on planned uses of funds, and seasonality variances, with a only small portion attributable to actual displaced business.

See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

Borrowings

Borrowings were $960.6 million at March 31, 2006 and $1.0 billion at December 31, 2005. At March 31, 2006, borrowings consisted of FHLB advances, securities sold under agreements to repurchase, subordinated debt, senior notes, and other notes payable. Borrowings decreased during the three months ended March 31, 2006 primarily as a result of a $82.4 million decrease in CODES due 2024. The CODES due 2024 decreased as a result of the holders of the CODES due 2024 exercising their put option, which was slightly offset by accretion on those instruments through the date of the put. This decrease was partially offset by a $35.0 million increase in FHLB advances.

See Note 5 of the notes to consolidated financial statements presented in this Quarterly Report on Form 10-Q and Note 9 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information and description of borrowing arrangements that existed at December 31, 2005 that remain outstanding at March 31, 2006.

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

Net cash provided by operating activities totaled $7.6 million for the three months ended March 31, 2006 and $22.3 million for the same period in 2005.

Cash provided by investing activities totaled $8.7 million for the three months ended March 31, 2006 compared to cash used by investing activities of $52.7 million for the same period in 2005. The net cash used for loans was $1.6 million for the three months ended March 31, 2006, compared to $19.8 million for the same period in 2005. Net cash used for securities, including maturities, partial paydowns, sales and purchases, was $15.1 million for the three months ended March 31, 2006 and net cash provided by securities was $6.5 million during the same period in 2005. The decrease in cash provided by securities activities during the first quarter of 2006 was a result of slowing of the prepayment rate of our securities portfolio. Management of our security portfolio is described above under the heading “Net Interest Income – Our Interest Rate Risk Management Strategy.”

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used by financing activities was $1.3 million for the three months ended March 31, 2006 and net cash provided by financing activities was $72.6 million for the same period in 2005. Short-term and long-term borrowings, including the put of our CODES, resulted in a $46.9 million use of cash during the first quarter of 2006 compared to a $195.7 million source of cash during the first quarter of 2005. We manage our borrowing levels based on several factors, including liquidity needed to fund loan growth not funded through growth in deposits, the funding requirements of our securities portfolio, and precautionary liquidity requirements of the Bank and our holding company.

As of March 31, 2006, we did not have any material capital expenditure commitments.

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank and ABD, and therefore it must provide for its own liquidity. In addition to its own operating expenses, our holding company is responsible for the payment of fees, interest and principal on its line of credit, senior notes, subordinated debt, and CODES, and the payment of dividends on its capital stock. Substantially all of the holding company’s revenues are obtained from interest received on its securities and dividends paid by our subsidiaries.

During the three months ended March 31, 2006, all of the holders of our outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $81.4 million at March 31, 2006. We do not believe that these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations. See Note 5 of the notes to consolidated financial statements for additional information concerning the holding company’s obligations under its line of credit, senior notes, subordinated debt and the CODES.

Capital Resources

Shareholders’ equity is our primary source of capital. The activity in our shareholders’ equity during the three months ended March 31, 2006 is presented in the consolidated statements of shareholders’ equity. See Note 13 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the components of shareholders’ equity.

An additional regulatory capital component is the Trust Preferred Securities issued by our subsidiary capital trusts that under applicable regulatory guidelines, qualify as Tier I capital up to a maximum of 33% of core capital. Any additional portion of Trust Preferred Securities would qualify as Tier II capital. As of March 31, 2006 and December 31, 2005, those subsidiary trusts have $204.0 million in Trust Preferred Securities outstanding, all of which qualifies as Tier I capital.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Federal Reserve and Office of the Comptroller of the Currency (or “OCC”) have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at March 31, 2006 and December 31, 2005, and related minimum regulatory requirements were as follows:

	Non- regulatory capital ratios		Regulatory capital ratios
	Tangible common equity	Total tangible equity	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
March 31, 2006	5.86%	7.38%	10.77%	12.48%	13.73%
December 31, 2005	5.56%	7.07%	10.41%	12.01%	13.26%
The Bank:
March 31, 2006	10.45%	10.45%	12.04%	13.82%	15.07%
December 31, 2005	10.35%	10.35%	11.90%	13.59%	14.85%
Well-capitalized minimum	N/A	N/A	5.00%	6.00%	10.00%
Adequately capitalized minimum	N/A	N/A	4.00%	4.00%	8.00%

Our tangible total equity to tangible asset ratio increased from 7.07% at December 31, 2005 to 7.38% at March 31, 2006. Our tangible common equity to tangible asset ratio increased from 5.56% at December 31, 2005 to 5.86% at March 31, 2006. These increases are primarily a result of the growth of common shareholders’ equity, resulting primarily from retained earnings increasing at a faster rate than total assets. At March 31, 2006, total goodwill and other intangibles was $290.7 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations of recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and the value of other intangibles. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

(Dollars in thousands)	March 31, 2006	December 31, 2005
Common shareholders’ equity	$690,484	$672,624
Less: goodwill and other intangibles	(290,733)	(293,030)

Tangible common equity	$399,751	$379,594
Convertible preferred stock	103,097	103,387

Tangible equity	$502,848	$482,981

Total assets	$7,108,506	$7,120,969
Less: goodwill and other intangibles	(290,733)	(293,030)

Tangible assets	$6,817,773	$6,827,939

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of March 31, 2006.

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Deposits	$5,108,761	$4,918,152	$190,701	$80,867	$41
Long-term borrowings	751,861	—	341,349	200,201	210,311
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	60,407	—	—	—	60,407

Total accrued contractual obligations	5,921,029	4,918,152	451,050	281,068	270,759

Operating lease obligations	109,113	20,865	44,806	10,461	32,981
Purchase obligations	8,170	8,170	—	—	—

Total off-balance sheet arrangements	117,283	29,035	44,806	10,461	32,981

Total contractual obligations	$6,063,312	$4,947,187	$495,857	$291,529	$303,740

Other information:
Contingent payments	$27,544	$14,081	$13,463	$—	$—
Commitments to fund loans	$1,454,538	$1,454,538	$—	$—	$—
Commitments under letters of credit	$111,668	$111,668	$—	$—	$—

The obligations are categorized by their contractual due dates. Approximately $457.0 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 6 of the notes to consolidated financial statements for a further description of contingent payments.

We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Purchase obligations include unfunded commitments totaling $8.2 million on certain equity investments in venture capital funds and partnerships and corporations that invest in CRA qualified assets.

RESULTS BY BUSINESS SEGMENTS

During 2005, we changed the composition of our reportable business segments. We have restated all prior period segment information to conform to the current composition of reportable segments. We have four reportable business segments, which are community banking, treasury, Matsco, and ABD. In addition, we have four additional smaller operating segments that include Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company whose results are combined and reported in all other segments. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and Corporate Finance as those units do not meet the definition of an operating segment. The results for these four units are included in the reconciliation between business segment totals and our consolidated total. See Note 11 of the notes to consolidated financial statements for a description of our business segments, intersegment revenues and expenses, intercompany allocation and the provision for income taxes, and additional information about the changes to operating segments presented.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Community Banking

We provide a wide range of commercial banking and financial services to small and medium-sized businesses, real estate developers and property managers, business executives, professionals, and other individuals.

The key measures we use to evaluate community banking’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2006	2005
Key Measures:
Statement of operations:
Interest income	$87,938	$74,510
Interest expense	24,097	15,483

Net interest income before reversal of provision for credit losses	63,841	59,027
Reversal of provision for credit losses	(1,200)	(8,291)

Net interest income after reversal of provision for credit losses	65,041	67,318
Non-interest income	3,375	3,490
Operating expenses	13,822	13,671

Income before provision for income taxes and intercompany allocation	$54,594	$57,137

Balance sheet:
Assets	$3,033,205	$3,501,029
Deposits	$4,579,210	$4,962,832
Other Significant Segment Measures:
Average loans	$3,017,330	$3,169,546
Yield earned on loans	7.61%	6.58%
Net charge-offs (recoveries)	$(975)	$2,394
Average interest-bearing deposits	$3,633,416	$3,981,162
Rate paid on deposits	2.25%	1.51%
Compensation and benefits	$8,634	$7,753
Interest charges received from other segments and included in net interest income, net	$27,362	$22,300

During the first quarter of 2006, community banking’s net income before provision for income taxes and intercompany allocations decreased 4.5% to $54.6 million compared to $57.1 million during the first quarter of 2005. This decrease was primarily due to a decrease in the reversal of provision for credit losses, partially offset by an increase in net interest income.

Net Interest Income after Reversal of Provision for of Credit Losses

Net interest income after reversal of provision for credit losses decreased to $65.0 million during the first quarter of 2006, compared to $67.3 million for the first quarter of 2005. The specific factors affecting net interest income after reversal of provision for credit losses include the following:

•

Interest income on loans was $56.6 million for the three months ended March 31, 2006, compared to $51.4 million during the same period in 2005. This increase is primarily the result of an increase in the average

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

yields earned on loans and is reflective of higher wholesale market interest rates for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The average yield earned on loans for the first quarter of 2006 was 103 basis points higher than the first quarter of 2005;

•	Interest expense on deposits increased to $20.2 million for the three months ended March 31, 2006 compared to $14.8 million during the same period in 2005. This increase was primarily due to an increase in the average interest rates paid which is reflective of higher wholesale market interest rates. The increase in the rate paid on deposits was partially offset by a decrease in average deposit balances during the three months ended March 31, 2006 compared to the same period in 2005; and

•	The reversal of provision for credit losses decreased by $7.1 million during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease was primarily a result of additional provision for credit losses that resulted from increased construction lending activity and was partially offset by improvement in the overall credit risk ratings and a reduction in the assumed rates of default for the loan and lease portfolio, which are key factors in our process for estimating allowance requirements.

Non-interest Income

Community banking’s non-interest income decreased during the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of a decrease in service charges and other fee income.

Operating Expenses

Community banking’s operating expense increased during the three months ended March 31, 2006 compared to the same period in 2005, primarily as a result of an increase in compensation and benefits expense. This increase was partially offset by decreases in legal and other professional fees and other expenses. Compensation and benefits were $8.6 million during the three months ended March 31, 2006 compared to $7.8 million for the same period in 2005. The increase in compensation and benefits includes a $553,000 increase in the segment’s bonus expense. Legal and other professional fees were $126,000 during the three months ended March 31, 2006 compared to $370,000 for the same period in 2005. The decrease in legal and other professional fees were a result of charter integration and compliance related initiatives completed during 2005.

Balance Sheet

Loans decreased by $30.0 million during the three months ended March 31, 2006 compared to December 31, 2005. The balance of community banking’s loan portfolio was impacted by the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during the period.

Deposits decreased by $180.8 million during the three months ended March 31, 2006 compared to December 31, 2005. This decrease is due in part to a decrease of $81.6 million in deposits from other segments and the parent company, which are eliminated in consolidation. The reduction in deposit balances was a result of several factors including clients acting on planned uses of funds and seasonality variances.

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

The key measures we use to evaluate treasury’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2006	2005
Key Measures:
Statement of operations:
Interest income	$18,687	$19,897
Interest expense	24,120	18,806

Net interest income before (reversal of) / provision for credit losses	(5,433)	1,091
(Reversal of) / provision for credit losses	(94)	565

Net interest income after (reversal of) / provision for credit losses	(5,339)	526
Non-interest income	27	333
Operating expenses	—	—

Income / (loss) before provision for income taxes and intercompany allocation	$(5,312)	$859

Balance sheet:
Assets	$1,672,179	$2,152,778
Deposits	$637,390	$250,236
Other Significant Segment Measures:
Average loans	$235,385	$40,055
Yield earned on loans	4.45%	4.58%
Average securities	$1,410,546	$1,491,114
Yield earned on securities	4.67%	4.40%
Average interest-bearing deposits	$530,810	$244,727
Rate paid on deposits	4.51%	2.24%
Interest charges paid to other segments and and included in net interest expense, net	$(13,790)	$(12,134)

During the three months ended March 31, 2006, treasury had a loss before provision for income taxes and intercompany allocations of $5.3 million compared to income before provision for income taxes and intercompany allocation of $859,000 during the same period in 2005. Treasury reported a loss in 2006 as opposed to positive income during 2005 as a result of a change in its asset mix and changes in interest rates. These changes are reflected in a lower average investment portfolio balance, an increase in the rate paid for intersegment borrowings and rollover of maturing wholesale fundings in the context of a rising rate environment. As a result, interest expense exceeded interest income during the three month period ended March 31, 2006. Treasury may continue to report such losses in future periods. Management evaluates the performance of the treasury segment based on several qualitative factors in addition to its income or loss before provision for income taxes and intercompany allocation. The qualitative factors include treasury’s success in positioning the Bank’s overall asset/liability position in order to achieve company-wide interested rate risk goals and treasury’s management of day-to-day liquidity requirements. Treasury’s role in supporting these company-wide initiatives may require treasury to allocate its own asset mix in a manner that is unprofitable to the segment on a stand alone basis.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses was a $5.3 million loss during the three months ended March 31, 2006, compared to income of $526,000 during the same period in 2005. The specific factors affecting net interest income after provision for credit losses include the following:

•	Interest income on loans was $2.6 million for the three months ended March 31, 2006 compared to $453,000 during the same period in 2005. This increase is a result of an increase in the average balance of purchased residential mortgage loans;

•	Interest income on securities increased to $16.5 million during the three months ended March 31, 2006 compared to $16.4 million during the same period in 2005. The increase was primarily a result of an increase in the average yield on securities;

•	Interest income on Federal funds sold decreased to $132,000 during the three months ended March 31, 2006 compared to $3.5 million during the same period in 2005. The decrease was primarily a result of a decrease in the average Federal funds sold;

•	Intersegment interest expense (representing net interest charges paid to the other segments) was $13.8 million during the three months ended March 31, 2006 compared to $12.1 million during the same period in 2005 as net funding purchased from other segments increased;

•	Interest expense on brokered and institutional deposits was $5.9 million during the three months ended March 31, 2006 compared to $1.4 million during the first quarter of 2005. This increase was primarily due to an increase in the average deposit balance as well as an increase in the rate paid on deposits;

•	Interest expense on borrowings was $4.4 million during the three months ended March 31, 2006 compared to $5.3 million during the same period of 2005. This decrease was primarily due to a decrease in the average balance of the borrowings offset partially by an increase in the average rate paid; and

•	The provision for credit losses decreased by $659,000 during the three months ended March 31, 2006 compared to the same period in 2005. This decrease was primarily a result of a decline in the loan portfolio during the three months ended March 31, 2006 as compared to an increase in the loan portfolio during the same period in 2005.

Non-interest Income

Non-interest income was $27,000 during the three months ended March 31, 2006 compared to $333,000 during the same period in 2005. During the three months ended March 31, 2005, non-interest income was primarily comprised of income on equity method investments and derivative gains related to the change in market value of purchased residential mortgage loans between the price commitment dates. There were no such gains or losses during the same period of 2006.

Balance Sheet

Securities decreased by $24.1 million during the three months ended March 31, 2006 compared to December 31, 2005. Treasury loans are comprised of our purchased residential mortgage loan portfolio. Loans decreased by $5.6 million during the three months ended March 31, 2006. Brokered and institutional time deposits increased by $143.7 million during the three months ended March 31, 2006 compared to December 31, 2005.

Changes in securities and purchased loan balances reflect management’s investment preferences while changes in deposits reflect changes in treasury’s asset funding requirements together with net funding requirements of other business segments that treasury supports in light of our overall deposit position.

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

The key measures we use to evaluate Matsco’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2006	2005
Key Measures:
Statement of operations:
Interest income	$16,692	$14,799
Interest expense	8,235	6,360

Net interest income before (reversal of) / provision for credit losses	8,457	8,439
(Reversal of) / provision for credit losses	(3,508)	5,895

Net interest income after (reversal of) / provision for credit losses	11,965	2,544
Non-interest income	842	1,072
Operating expenses	3,211	2,970

Income before provision for income taxes and intercompany allocation	$9,596	$646

Balance sheet:
Assets	$912,703	$799,145
Other Significant Segment Measures:
Average loans	$890,877	$776,633
Yield earned on loans	7.60%	7.73%
Net charge-offs	$732	$829
Compensation and benefits	$1,987	$1,803
Interest charges paid to other segments and and included in net interest expense, net	$(8,235)	$(6,360)

During the three months ended March 31, 2006, Matsco’s net income before provision for income taxes and intercompany allocation increased to $9.6 million compared to $646,000 during the same period in 2005. This increase was primarily due to a decrease in the provision for credit losses.

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses increased to $12.0 million during the three months ended March 31, 2006 compared to $2.5 million during the same period in 2005. The specific factors affecting net interest income after recovery of credit losses include the following:

•	Interest income on loans was $16.7 million during the three months ended March 31, 2006 compared to $14.8 million during the same period in 2005. This increase was primarily the result of an increase in the average balance of loans outstanding. This increase was partially offset by a decrease in the average yield earned; and

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	The provision for credit losses decreased by $9.4 million during the three months ended March 31, 2006 compared to the same period in 2005. This decrease was primarily a result of improvement in the overall credit risk metrics that are key factors in our process for estimating allowance requirements.

Non-interest Income

Non-interest income is primarily comprised of other loan related income and other income. Other loan related income decreased to $481,000 during the three months ended March 31, 2006 compared to $533,000 during the same period in 2005. This decrease reflects lower early termination gains due to fewer loan payoffs. Other income was $361,000 during the three months ended March 31, 2006 and $540,000 for the same period in 2005. This decrease is due to lower late fees.

Operating Expenses

Operating expenses increased by $241,000 during the three months ended March 31, 2006 compared to the same period in 2005 primarily due to increases in compensation and benefits.

Balance Sheet

Assets increased during the first quarter of 2006 by $34.3 million reflecting Matsco’s excess of loan originations over principal payoffs and net charge-offs compared to December 31, 2005. An increase in Matsco’s intersegment borrowings provided funding to support loan portfolio growth.

ABD

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Washington and Nevada, and clients throughout the United States. ABD is engaged in selling commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2006	2005
Key Measures:
Statement of operations:
Interest income	$225	$348
Interest expense	129	55

Net interest income	96	293
Insurance commissions and fees and non-interst income	45,374	38,198
Operating expenses	36,144	30,242

Income before provision for income taxes and intercompany allocation	$9,326	$8,249

Balance sheet:
Assets (1)	$368,583	$325,254
Other Significant Segment Measures:
Insurance commissions and fees	$45,180	$38,198
Compensation and benefits	$26,940	$22,342

(1)	Assets include goodwill of $210.1 million and $181.0 million as of March 31, 2006 and 2005, respectively.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Insurance brokerage services’ income before provision for income taxes and intercompany allocation increased to $9.3 million during the three months ended March 31, 2006 from $8.2 million during the same period in 2005.

Insurance Commissions and Fees and Other Non-interest Income

ABD’s primary source of revenue is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. These fees were $45.2 million during the three months ended March 31, 2006 and $38.2 million during same period in 2005. These increases are primarily the result of the acquisition of Lucini/Parish in May 2005. Lucini/Parish generated insurance commissions and fees of $6.8 million during the three months ended March 31, 2006.

Operating Expenses

ABD’s principal expenses are compensation and benefits, occupancy and equipment, and intangible asset amortization. Compensation and benefits were $26.9 million and $22.3 million for the three months ended March 31, 2006 and 2005, respectively. The increases were primarily related to the acquisition of Lucini/Parish, which resulted in compensation and benefits expenses of $3.6 million for the three months ended March 31, 2006.

All Other Segments

Our other operating segments include equipment lease financing through our Greater Bay Capital division, asset-based lending and accounts receivable factoring through our Greater Bay Business Funding, loans to small businesses on which the SBA generally provides guarantees, and the Greater Bay Trust Company, which provides trust services to support the trust needs of the Bank’s clients. These services include, but are not limited to custodial, investment management, estate planning and employee benefit plan services.

RECENT ACCOUNTING DEVELOPMENTS

See Note 13 of the notes to consolidated financial statements for a description of recent accounting developments.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Economic Value Interest Rate Sensitivity

Interest rate sensitivity is computed by estimating the changes in economic value over a range of potential yield curve shocks. Economic value sensitivity is defined as the economic value of our assets less the economic value of our liabilities plus or minus the economic value of off-balance sheet items. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on implied forward market rates of interest, adjusted for assumed shock scenario interest rate changes. The following table shows our projected percentage change in economic value sensitivity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates remain static.

	Projected change in economic value
Change in interest rates	March 31, 2006	March 31, 2005
100 basis point rise	1.2%	-1.7%
100 basis point decline	-2.4%	-0.3%

The economic value of portfolio equity sensitivity from March 31, 2005 to March 31, 2006 has shifted slightly due to changes in wholesale rates, decreased exposure from the investment portfolio, and extended liability durations.

Forecasted Net Interest Income Interest Rate Sensitivity

The impact of interest rate changes on the next 12 months’ net interest income are measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated using the implied forward curve and for immediate and sustained yield curve shocks.

The income simulation model includes various assumptions about the repricing behavior for each product and new business volumes and rate behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate non-term deposit products are assumed to reprice more slowly, usually changing less than the assumed wholesale market rate change. The following table shows our projected percentage change in 12 month net interest income as a consequence of parallel yield curve shocks from the implied forward curve:

	Projected change in net interest income
Change in interest rates	March 31, 2006	March 31, 2005
100 basis point rise	0.6%	0.6%
100 basis point decline	-0.3%	-0.9%

Net interest income sensitivity from March 31, 2005 to March 31, 2006 was relatively stable.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2006.

During the three months ended March 31, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

GREATER BAY BANCORP AND SUBSIDIARIES

Part II. Other Information

ITEM 1. Legal Proceedings

none

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2006.

On March 23, 2005, we announced a common stock repurchase program that authorized the purchase of up to and including $80.0 million in common stock. We did not repurchase any of our shares of common stock during the three months ended March 31, 2006. As of March 31, 2006, there was $30.7 million remaining under the repurchase program. We also did not repurchase any of our Series B Preferred Stock during the three months ended March 31, 2006.

During the three months ended March 31, 2006, all of the holders of our outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

ITEM 3. Defaults Upon Senior Securities

none

ITEM 4. Submission of Matters to a Vote of Security Holders

none

ITEM 5. Other Information

none

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

Date: May 5, 2006