Form 10-Q
period 2006-06-30
GREATER BAY BANCORP
filed 2006-08-09
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Outstanding shares of Common Stock, no par value, as of July 31, 2006: 50,950,731

GREATER BAY BANCORP AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

GREATER BAY BANCORP AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$234,716	$152,153
Securities:
Securities available-for-sale, at fair value	1,080,543	1,010,895
Securities held-to-maturity, at amortized cost (fair value: $437,103 and $ 442,820)	443,196	441,912
Other securities	41,993	40,777

Total securities	1,565,732	1,493,584
Loans, net of deferred fees and costs	4,774,613	4,727,969
Allowance for loan and lease losses	(71,689)	(82,159)

Total loans, net	4,702,924	4,645,810
Property, premises and equipment, net	92,211	104,030
Goodwill	243,343	243,289
Other intangible assets	46,227	49,741
Other assets	484,501	432,362

Total assets	$7,369,654	$7,120,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,022,233	$5,058,539
Borrowings	1,258,021	1,008,113
Other liabilities	261,907	265,607

Total liabilities	6,542,161	6,332,259

Minority interest: Preferred stock of real estate investment trust subsidiaries	12,780	12,699

Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized:
Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated; 2,021,125 and 2,026,553 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	103,097	103,387
Common Stock, no par value: 160,000,000 shares authorized; 50,916,728 and 49,906,058 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	287,829	276,670
Unearned compensation	—	(4,588)
Accumulated other comprehensive loss	(35,973)	(27,683)
Retained earnings	459,760	428,225

Total equity	814,713	776,011

Total liabilities and total equity	$7,369,654	$7,120,969

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
INTEREST INCOME
Loans	$91,074	$78,760	$178,033	$153,352
Securities:
Taxable	16,030	16,000	31,653	32,060
Tax - exempt	1,043	1,042	2,048	1,979

Total interest on securities	17,073	17,042	33,701	34,039
Other interest income	174	248	341	457

Interest income	108,321	96,050	212,075	187,848

INTEREST EXPENSE
Deposits	27,941	18,502	51,702	35,620
Long-term borrowings	11,599	8,498	21,989	15,181
Short-term borrowings	2,947	3,625	5,930	5,580

Interest expense	42,487	30,625	79,621	56,381

Net interest income	65,834	65,425	132,454	131,467
(Recovery of) / provision for credit losses	(1,886)	2,252	(7,890)	574

Net interest income after (reversal of) / provision for credit losses	67,720	63,173	140,344	130,893

NON-INTEREST INCOME
Insurance commissions and fees	40,235	39,223	85,204	77,345
Rental revenue on operating leases	4,790	4,463	10,054	8,495
Service charges and other fees	2,368	2,869	4,908	5,419
Income on bank owned life insurance	1,922	2,004	3,833	3,801
Loan and international banking fees	1,718	2,113	3,513	4,126
Trust fees	1,127	1,060	2,182	2,126
Security gains, net	5	9	173	299
Gains on sale of loans	—	111	—	206
Other income	4,605	2,389	6,936	2,617

Total non-interest income	56,770	54,241	116,803	104,434

OPERATING EXPENSES
Compensation and benefits	51,500	48,172	109,429	98,457
Occupancy and equipment	12,241	11,148	23,563	21,560
Depreciation - operating leases	3,917	3,735	8,008	7,105
Legal costs and other professional fees	3,884	3,198	7,637	8,049
Amortization of intangibles	1,689	2,072	3,329	4,155
Other expenses	11,255	12,805	24,634	25,752

Total operating expenses	84,486	81,130	176,600	165,078

Income before provision for income taxes and cumulative effect of accounting change	40,004	36,284	80,547	70,249
Provision for income taxes	14,886	13,609	29,658	26,064

Income before cumulative effect of accounting change	25,118	22,675	50,889	44,185
Cumulative effect of accounting change, net of tax	—	—	130	—

Net income	$25,118	$22,675	$51,019	$44,185

Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.41	$0.94	$0.79
Cumulative effect of change in accounting principle	—	—	0.01	—

	$0.46	$0.41	$0.95	$0.79

Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.38	$0.91	$0.72
Cumulative effect of change in accounting principle	—	—	—	—

	$0.46	$0.38	$0.91	$0.72

Cash dividend declared per share of Common Stock	$0.1575	$0.1500	$0.3150	$0.3000

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net income	$25,118	$22,675	$51,019	$44,185
Other comprehensive loss:
Unrealized net gains/(losses) on securities:
Unrealized net holding gains / (losses) arising during period (net of taxes of $1.9 million and $8.0 million for the three months ended June 30, 2006 and 2005, and $6.0 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively)	(2,776)	11,009	(8,331)	1,934
Less: Reclassification adjustment for net gains included in net income, net of taxes	(3)	(5)	(100)	(173)

Net change	(2,779)	11,004	(8,431)	1,761
Additional minimum pension liability adjustments (net of taxes of $59,000 for the three and six months ended June 30, 2006 and $0 for the three and six months ended June 30, 2005, respectively)	141	—	141	—

Other comprehensive income / (loss)	(2,638)	11,004	(8,290)	1,761

Comprehensive income	$22,480	$33,679	$42,729	$45,946

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated (Dollars in thousands, except per share amounts)	Common Stock		Unearned compensation	Accumulated other comprehensive loss	Retained earnings	Series B Preferred Stock	Total shareholders’ equity
	Shares	Amount
Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	$103,387	$776,011
Income before cumulative effect of accounting change	—	—	—	—	50,889	—	50,889
Cumulative effect of accounting change	—	(4,812)	4,588	—	130	—	(94)

Net income					51,019
Other comprehensive loss, net of taxes	—	—	—	(8,290)	—	—	(8,290)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(290)	(290)
Conversion of convertible preferred stock	11	—	—	—	—	—	—
Stock-based compensation on stock options and restricted stock grants	—	2,864	—	—	—	—	2,864
Stock options exercised	591,255	10,810	—	—	—	—	10,810
Tax benefit on stock options exercised	—	1,725	—	—	—	—	1,725
Restricted stock grants	397,864	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	21,540	572	—	—	—	—	572
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(3,663)	—	(3,663)
Cash dividend declared of $ 0.3150 per share of Common Stock	—	—	—	—	(15,821)	—	(15,821)

Balance, June 30, 2006	50,916,728	$287,829	$—	$(35,973)	$459,760	$103,097	$814,713

Balance, December 31, 2004	51,179,450	$263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066
Net income	—	—	—	—	44,185	—	44,185
Other comprehensive gain, net of taxes	—	—	—	1,761	—	—	1,761
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(108)	(108)
Conversion of convertible preferred stock	3,029	153	—	—	—	(93)	60
Stock-based compensation on restricted stock grants	—	—	184	—	—	—	184
Stock options exercised	371,296	5,724	—	—	—	—	5,724
Restricted stock grants	168,625	4,128	(3,692)	—	—	—	436
Stock issued in Employee Stock Purchase Plan	78,286	1,625	—	—	—	—	1,625
Stock issued in Dividend Reinvestment Plan	16,414	410	—	—	—	—	410
Stock repurchased	(1,061,019)	(5,519)	—	—	(21,443)	(249)	(27,211)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(3,682)	—	(3,682)
Cash dividend declared of $0.3000 per share of Common Stock	—	—	—	—	(15,274)	—	(15,274)

Balance, June 30, 2005	50,756,081	$269,711	$(5,415)	$(16,713)	$420,227	$103,366	$771,176

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2006	2005
Cash flows - operating activities
Net income	$51,019	$44,185
Reconcilement of net income to operating cash flows, net (Reversal of) / provision for credit losses	(7,890)	574
Depreciation and amortization	16,410	14,716
Amortization of intangible assets	3,329	4,482
Accretion of discount on borrowings	(154)	527
Deferred income taxes	(1,383)	(5,769)
Gain on sale of loans	—	(206)
Securities gains, net	(168)	(299)
(Gain) / loss on other securities and other investments, net	(5,160)	1,056
Gain on of disposal of other property, premises and equipment	(691)	—
Donation of appreciated securities to the Greater Bay Bancorp Foundation	246	—
Changes in assets and liabilities:
Insurance premiums receivable	(23,519)	(27,914)
Accrued interest receivable and other assets	(7,713)	1,572
Accrued interest payable and other liabilities	(1,515)	17,134

Operating cash flows, net	22,811	50,058

Cash flows - investing activities
Maturities and partial paydowns on securities:
Held-to-maturity	42,485	122,918
Available-for-sale	66,574	63,411
Other securities and other investments	718	—
Purchase of securities:
Held-to-maturity	(42,948)	(132,157)
Available-for-sale	(151,240)	(59,661)
Other securities and other investments	(5,388)	(29,323)
Proceeds from sale of securities:
Available-for-sale	—	45,274
Other securities and other investments	1,201	8,278
Loans originated and purchased net of principal collections	(48,503)	(258,498)
Proceeds from sale of loans	—	1,308
Payment for business combinations	(3,962)	(35,669)
Purchase of property, premises and equipment	(4,655)	(23,198)
Proceeds from disposal of property, premises and equipment	2,266	595
Purchase of insurance policies	(934)	—

Investing cash flows, net	(144,386)	(296,722)

(Continued on next page)

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2006	2005
Cash flows - financing activities
Net change in deposits	(36,306)	(223,540)
Net change in short-term borrowings with original maturity of three months or less	60,000	335,000
Proceeds from other short-term borrowings	70,000	255,015
Principal repayment - other short-term borrowings	(80,000)	(160,629)
Proceeds from long-term borrowings	280,668	257,440
Principal repayment - long-term borrowings	(719)	(1,315)
Repurchase and repayment of CODES	(81,672)	(148,408)
Proceeds from exercise of stock options	10,810	5,729
Excess tax benefits from stock-based compensation	810	—
Proceeds from other sale of Common Stock	572	1,930
Repurchase of Common Stock	—	(26,951)
Repurchase of convertible preferred stock	—	(260)
Cash dividends on Common Stock	(15,450)	(15,274)
Cash dividends on convertible preferred stock	(3,663)	(3,682)
Dividends paid on preferred stock of real estate investment trusts	(912)	—

Financing cash flows, net	204,138	275,055

Net change in cash and cash equivalents	82,563	28,391
Cash and cash equivalents at beginning of period	152,153	171,657

Cash and cash equivalents at end of period	$234,716	$200,048

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$77,313	$55,329

Income taxes	$30,840	$31,439

Non-cash transactions:
Conversion of convertible preferred stock	$—	$93

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of June 30, 2006, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Shareholders’ Equity for the three and six months ended June 30, 2006 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2006.

Organization and Nature of Operations

Greater Bay Bancorp (or “we”, “us” or “our” on a consolidated basis and “the holding company” on a parent-only basis) is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association (or “the Bank”), and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (or “ABD”).

The Bank provides a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Through our network of banking offices, we engage in a broad array of lending activities, including commercial, real estate, and consumer loans. In addition, we offer specialty finance products including asset-based lending, accounts receivable factoring, loans to small businesses on which the Small Business Administration (or “SBA”) generally provides guarantees, capital lease equipment financing, and loans and lease products tailored to the dental and veterinary health professions. Our banking offices also offer a wide range of deposit products, including personal and business checking and savings accounts, time deposits, and individual retirement accounts. We also offer specialized services such as cash management, international trade finance, MasterCard and Visa merchant deposit, traveler’s checks, and safe deposit boxes. Through the Greater Bay Trust Company, a division of the Bank, we provide trust services to support the needs of our business and private banking clients. These services include custodial, investment management, estate planning resources and employee benefit plan services.

ABD, with offices located in California, Colorado, Nevada, and Washington, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD markets commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employees’ retirement plans.

Consolidation and Basis of Presentation

Our accounting and reporting policies conform to generally accepted accounting principles (or “GAAP”) applicable in the United States, and the prevailing practices within the banking industry. The consolidated financial statements include the accounts of our holding company, and those subsidiaries that qualify for consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. We wholly own seven trust subsidiaries that were formed for the purpose of issuing Trust Preferred Securities. These trust subsidiaries are not included in our consolidated results, as we are not deemed to be their primary beneficiary. We also have other investments that are accounted for under the equity method pursuant to Accounting Principles Board (or “APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” None of these equity investments meets the requirements for consolidation.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, interest-earning deposits in other banks, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal funds are sold for one-day periods. The Bank is required by the Board of Governors of the Federal Reserve System (or “Federal Reserve”) to maintain non-interest-earning cash reserves against certain deposit accounts. The required reserves totaled $5.0 million at both June 30, 2006 and at December 31, 2005.

Interest-earning assets included in cash and cash-equivalents are comprised of the following as of the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Federal funds sold	$—	$—
Interest-earning deposits in other banks	$10,485	$9,817
Other short-term securities	$—	$—

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (or “SFAS”) No. 123R (revised 2004), “Share-Based Payment” (or “SFAS No. 123R”), which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). In March 2005, the Securities and Exchange Commission (or “SEC”) issued Staff Accounting Bulletin No. 107 (or “SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R. As of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Stock-based compensation expense related to stock options and restricted stock grants was as follows for the periods presented.

	Three months ended June 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$714	$320	$—	$437
Income tax benefit	(87)	(125)	—	(184)

	$627	$195	$—	$253

	Six months ended June 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$1,229	$1,887	$—	$621
Income tax benefit	(158)	(783)	—	(258)

	1,071	1,104	—	363
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$1,071	$974	$—	$363

(1)	Stock-based compensation expense for restricted stock during the six months ended June 30, 2006 includes the recognition of expenses related to prior periods of $ 1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements. Stock-based compensation expense for stock options during the three and six months ended June 30, 2006 includes the recognition of expenses related to prior periods of $444,000 associated with review of historical practices associated with the granting of stock options.

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

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (or “SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options granted, other than compensation related to stock option modifications, where applicable, as the exercise prices of the options are at fair value of the underlying common stock on the date of grant prior to December 31, 2005. There also was no stock-based compensation expense related to our employee stock purchase plan recognized during the three and six months ended June 30, 2005. That plan was terminated on September 30, 2005.

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

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

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

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$22,675	$44,185
Add: stock-based compensation expense included in reported net income, net of related tax effects	253	363
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,061)	(4,151)

Pro forma net income	$20,867	$40,397

Basic net income per common share:
As reported	$0.41	$0.79
Pro forma (1)	$0.37	$0.72
Diluted net income per common share:
As reported	$0.38	$0.72
Pro forma (1)	$0.34	$0.65

(1)	In our quarterly report on Form 10-Q for the period ended June 30, 2005, we reported pro forma basic net income per common share of $0.38 and $0.73 for the three and six months, respectively, and pro forma diluted net income per common share of $0.35 and $0.66 for the three and six months, respectively.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Comprehensive Income

We classify items of other comprehensive income or loss by their nature in the consolidated financial statements and display the accumulated other comprehensive loss separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive loss were as follows for the periods indicated.

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance - March 31, 2006	$(28,235)	$(5,100)	$(33,335)
Other comprehensive loss	(2,779)	141	(2,638)

Balance - June 30, 2006	$(31,014)	$(4,959)	$(35,973)

Balance - March 31, 2005	$(22,148)	$(5,569)	$(27,717)
Other comprehensive income	11,004	—	11,004

Balance - June 30, 2005	$(11,144)	$(5,569)	$(16,713)

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance - December 31, 2005	$(22,583)	$(5,100)	$(27,683)
Other comprehensive loss	(8,431)	141	(8,290)

Balance - June 30, 2006	$(31,014)	$(4,959)	$(35,973)

Balance - December 31, 2004	$(12,905)	$(5,569)	$(18,474)
Other comprehensive income	1,761	—	1,761

Balance - June 30, 2005	$(11,144)	$(5,569)	$(16,713)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

NOTE 2—SECURITIES

The amortized cost and estimated fair value of securities is summarized below:

	As of June 30, 2006
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$82,710	$—	$(2,939)	$79,771
Mortgage and mortgage related securities	853,148	—	(44,910)	808,238
Corporate securities	193,820	137	(1,423)	192,534

Total securities available-for-sale	1,129,678	137	(49,272)	1,080,543
Securities held-to-maturity:
U.S. treasury obligations	17,344	10	—	17,354
Governmental sponsored entity notes	243,392	—	(5,488)	237,904
Tax-exempt securities	90,165	1,132	(320)	90,977
Taxable municipal securities	857	—	(38)	819
Corporate securities	91,438	523	(1,912)	90,049

Total securities held-to-maturity	443,196	1,665	(7,758)	437,103
Other securities	41,993	—	—	41,993

Total securities	$1,614,867	$1,802	$(57,030)	$1,559,639

	As of December 31, 2005
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$57,710	$—	$(1,810)	$55,900
Mortgage and mortgage related securities	900,911	3	(31,706)	869,208
Corporate securities	86,505	2	(720)	85,787

Total securities available-for-sale	1,045,126	5	(34,236)	1,010,895
Securities held-to-maturity:
U.S. treasury obligations	22,973	13	—	22,986
Governmental sponsored entity notes	243,960	622	(1,620)	242,962
Tax-exempt securities	82,695	2,193	(153)	84,735
Taxable municipal securities	857	—	(20)	837
Corporate securities	91,427	686	(813)	91,300

Total securities held-to-maturity	441,912	3,514	(2,606)	442,820
Other securities	40,777	—	—	40,777

Total securities	$1,527,815	$3,519	$(36,842)	$1,494,492

Impaired Securities

Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary.

As of June 30, 2006 and December 31, 2005, we had no securities with an other-than-temporary impairment. As of June 30, 2006 and December 31, 2005, we had temporarily impaired securities with a fair value of $1.3 billion and $1.2 billion, respectively, and unrealized losses of $57.0 million and $36.8 million, respectively. Securities that are not impaired had a fair value of $285.0 million at June 30, 2006 and $262.3 million at December 31, 2005 and unrealized gain of $1.8 million at June 30, 2006 and $3.5 million at December 31, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

As of March 31, 2005, we owned shares of a single series of Federal National Mortgage Association (or “Fannie Mae”) preferred stock and a single series of Federal Home Loan Mortgage Corporation (or “Freddie Mac”) preferred stock. During the three months ended March 31, 2005, we determined that the impairment of these securities was other-than-temporary. At the time this determination was made, these two series of preferred stock had a combined cost basis of $5.3 million and a combined fair value of $4.2 million. As a result of this determination, we recorded a $1.0 million charge to other income during 2005. During the second quarter of 2005, we sold these securities and recovered $6,000 of the impairment charge.

The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available-for-sale securities:
Governmental sponsored entity notes	$—	$—	$54,771	$(2,939)	$54,771	$(2,939)	3.45
Mortgage and mortgage related securities	39,675	(691)	768,530	(44,218)	808,205	(44,909)	3.58
Corporate securities	51,289	(70)	22,719	(1,354)	74,008	(1,424)	1.36

Total available-for-sale securities	90,964	(761)	846,020	(48,511)	936,984	(49,272)	3.39
Held-to-maturity securities:
U.S. treasury obligations	—	—	—	—	—	—	—
Governmental sponsored entity notes	218,895	(5,042)	19,011	(446)	237,906	(5,488)	3.21
Tax-exempt securities	24,035	(170)	10,450	(150)	34,485	(320)	3.31
Taxable municipal securities	818	(38)	—	—	818	(38)	3.14
Corporate securities	27,294	(484)	35,715	(1,428)	63,009	(1,912)	2.17

Total held-to-maturity securities	271,042	(5,734)	65,176	(2,024)	336,218	(7,758)	3.02

Total temporarily impaired securities	$362,006	$(6,495)	$911,196	$(50,535)	$1,273,202	$(57,030)	3.30

(continued)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

	As of December 31, 2005
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available-for-sale securities:
Governmental sponsored entity notes	$—	$—	$55,900	$(1,810)	$55,900	$(1,810)	3.32
Mortgage and mortgage related securities	147,142	(2,854)	721,889	(28,853)	869,031	(31,707)	3.40
Corporate securities	17,653	(3)	23,356	(717)	41,009	(720)	2.25

Total available-for-sale securities	164,795	(2,857)	801,145	(31,380)	965,940	(34,237)	3.35
Held-to-maturity securities:
U.S. treasury obligations	17,347	—	—	—	17,347	—	0.23
Governmental sponsored entity notes	183,007	(1,616)	1,001	(4)	184,008	(1,620)	2.65
Tax-exempt securities	14,550	(139)	1,333	(13)	15,883	(152)	1.62
Taxable municipal securities	838	(20)	—	—	838	(20)	3.60
Corporate securities	14,815	(165)	33,413	(648)	48,228	(813)	2.79

Total held-to-maturity securities	230,557	(1,940)	35,747	(665)	266,304	(2,605)	2.46

Total temporarily impaired securities	$395,352	$(4,797)	$836,892	$(32,045)	$1,232,244	$(36,842)	3.16

The temporary declines in the fair value of the securities are primarily attributable to increases in market interest rates, changes in implied interest rate volatility and changes in the expected time distribution of interest and principal receipts. As of June 30, 2006, there were 299 temporarily impaired securities in these categories, 163 of which have been temporarily impaired for 12 months or longer. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related securities (or “MBS”) category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, fixed convertible to adjustable, and adjustable, these securities are subject to contractual amortization and prepayment. Our analysis indicates that the expected interest rate duration for impaired MBS was 3.6 years at June 30, 2006. We closely monitor all of our investments for changes in credit ratings. We do not believe there are any increases in the credit risks attributable to these securities that have given rise to an other-than-temporary impairment. Management has determined that we have the intent and ability to hold these temporarily impaired securities for the period of time necessary to recover their current value impairment. As such, management considers the impairment of these securities to be temporary.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

NOTE 3—LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS, AND NONPERFORMING ASSETS

Loans

Our loan portfolio is concentrated in the commercial and real estate sectors. As our lending operations are primarily located in a market area that is dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. The majority of real estate loans is secured by properties located in the San Francisco Bay Area. Multi-family residential loans are generally originated at 80% or less loan to value (“LTV”). Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans are generally originated at 75% or less LTV. Management believes that the risk of significant losses in our loan portfolio is low.

The following table presents the composition of our loan portfolio as of the dates presented:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Commercial	$2,088,082	$2,067,873
Term real estate - commercial	1,340,762	1,389,329

Total commercial	3,428,844	3,457,202
Real estate construction and land	762,409	644,883
Residential mortgage	275,332	266,263
Real estate other	217,889	263,164
Consumer and other	101,370	108,833

Total loans, gross	4,785,844	4,740,345
Deferred fees and costs, net	(11,231)	(12,376)

Total loans, net of deferred fees and costs	4,774,613	4,727,969
Allowance for loan and lease losses	(71,689)	(82,159)

Total loans, net	$4,702,924	$4,645,810

During the six months ended June 30, 2006 and the year ended December 31, 2005, we originated lease contracts with an original equipment cost of $23.7 million and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases and recorded as commercial loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the composition of the provision for credit losses and the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease Losses	Reserve for unfunded credit commitments	Combined total
Balance, March 31, 2006	$74,568	$8,823	$83,391
Charge-offs	(3,396)	—	(3,396)
Recoveries	734	—	734
Reversal of credit losses	(217)	(1,669)	(1,886)

Balance, June 30, 2006	$71,689	$7,154	$78,843

Balance, March 31, 2005	$99,355	$9,455	$108,810
Charge-offs	(4,771)	—	(4,771)
Recoveries	1,295	—	1,295
Provision for / (reversal of) credit losses	2,608	(356)	2,252

Balance, June 30, 2005	$98,487	$9,099	$107,586

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(5,490)	—	(5,490)
Recoveries	2,785	—	2,785
Reversal of credit losses	(7,765)	(125)	(7,890)

Balance, June 30, 2006	$71,689	$7,154	$78,843

Balance, December 31, 2004	$107,517	$6,482	$113,999
Charge-offs	(9,526)	—	(9,526)
Recoveries	2,539	—	2,539
(Reversal of) / provision for credit losses	(2,043)	2,617	574

Balance, June 30, 2005	$98,487	$9,099	$107,586

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

The methodology used to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component. The following table provides information about these components for the periods presented.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$6,934	$10,871
Reserve for unfunded credit commitments	121	121

Total individual impairment component	7,055	10,992

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	45,734	49,962
Reserve for unfunded credit commitments	5,771	6,014

Total migration-based pool analysis component	51,505	55,976

Estimated unidentified incurred loss:
Allowance for loan and lease losses	19,021	21,326
Reserve for unfunded credit commitments	1,262	1,144

Total estimated unidentified incurred loss	20,283	22,470

Total reserves:
Allowance for loan and lease losses	71,689	82,159
Reserve for unfunded credit commitments	7,154	7,279

Total reserves	$78,843	$89,438

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

The pool analysis is a migration-based analysis and is performed in two steps. The first step includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates is calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation, and to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss. During 2006 we made a change in modeling assumptions related to the relative improvement in the Bay Area economy that resulted in a $2.7 million decrease in this component of our allowance for loan and lease losses.

The second step of the pool analysis is an estimate of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occurs well in advance of a lender’s knowledge of those events. An example of a loss-causing event for a commercial real estate loan would be the loss of a major tenant. There is a lag between the loss-causing event, the loss of a major tenant in this example, and our knowledge

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

of this event. While loss-causing events have likely been identified for loans and unfunded commitments that have been assigned risk ratings associated with criticized assets, they have not been identified for all pass-rated loans and commitments. Therefore, we believe that a portion of the pass-rated assets have heightened risk that would be similar to criticized assets.

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, restructured loans and accruing loans past due 90 days or more and other nonperforming assets as of June 30, 2006 and December 31, 2005. Nonperforming loans are defined as loans that are on nonaccrual status.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonperforming assets:
Nonaccrual loans	$32,268	$71,094
Other nonperforming assets	361	631

Total nonperforming assets	$32,629	$71,725

Restructured loans on accrual status	$—	$290

Accruing loans past due 90 days or more	$—	$—

Nonaccrual loans at December 31, 2005 included a single client relationship totaling $36.8 million that had been placed on nonaccrual status during the second quarter of 2005. The payoff of the loans comprising this relationship during the first quarter of 2006 is the primary reason for the decline in nonperforming assets. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the retirement of this borrower’s indebtedness during the first quarter of 2006.

Impaired loans and the related allowance were as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Impaired loans with an allowance	$27,808	$64,587
Impaired loans without an allowance	4,460	6,507

Total impaired loans	$32,268	$71,094

Allowance for impaired loans	$6,934	$10,871

The average recorded investment in impaired loans, which is computed on a month-end basis, was $33.0 million during the six months ended June 30, 2006 and $63.0 million during the year ended December 31, 2005. During the three and six months ended June 30, 2006 and the year ended December 31, 2005, we recognized no interest income within the periods that the loans were deemed impaired. As of June 30, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming assets.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

NOTE 4—DEPOSITS

Deposits as of June 30, 2006 and December 31, 2005 were as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Demand, noninterest-bearing	$1,015,734	$1,093,157
MMDA, NOW and Savings	2,734,656	3,000,647
Time certificates, $100,000 and over	776,712	741,682
Other time certificates	495,131	223,053

Total deposits	$5,022,233	$5,058,539

NOTE 5—BORROWINGS

Borrowings are detailed as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Short-term borrowings:
FHLB advances	$370,000	$250,000
Other short-term notes payable	3,679	3,702

Total short-term borrowings	373,679	253,702

Long-term borrowings:
FHLB advances	290,516	155,567
Subordinated notes	287,631	210,311
5.25% Senior Notes, Series B due June 30, 2008	149,896	149,876
5.125% Senior Notes, Series D due April 15, 2010	149,679	149,641
Zero Coupon Senior Convertible Contingent Debt Securities	—	82,391
Other long-term notes payable	6,620	6,625

Total long-term borrowings	884,342	754,411

Total borrowings	$1,258,021	$1,008,113

We had $6.5 million in interest payable on borrowings at June 30, 2006 compared to $5.9 million at December 31, 2005.

Subordinated Notes

Redemption of GBB Capital V

Subsequent to June 30, 2006, we notified the holders of the 9% Cumulative Trust Preferred Securities issued by GBB Capital V of the trust’s intention to redeem all outstanding securities issued by GBB Capital V on August 31, 2006. In connection with that redemption, we will be repaying all of the subordinated notes issued by us to GBB Capital V. The subordinated notes had a cumulative principal balance and a carrying value of $106.7 million as of June 30, 2006. The redemption of the securities issued by GBB Capital V and the related repayment of subordinated notes will be at par. Unamortized debt issuance costs related to these securities totaling $3.2 million will be written off as part of this transaction. The redemption of these securities has been approved by the Federal Reserve.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Issuance by GBB Capital VIII

On June 14, 2006, the holding company issued $77.3 million of junior subordinated notes to GBB Capital VIII (or the “Trust”), which in turn issued $75.0 million of Trust Preferred Securities in a private offering. We also made a $2.3 million investment in the common securities issued by this unconsolidated trust on that date. The Trust is a Delaware business trust for which all the common securities are owned by the holding company and that was formed for the purpose of issuing Trust Preferred Securities. Our junior subordinated notes are the sole assets of the Trust. The holding company has fully and unconditionally guaranteed all of the obligations of the Trust. Except with regards to the outstanding principal balance, the terms of the junior subordinated notes issued by us to the Trust and the Trust Preferred Securities issued by the Trust are identical.

The following table shows the junior subordinated notes issued by the holding company and the related Trust Preferred Securities issued by the Trust.

Subordinated notes issued to Trust	Title of Trust Preferred Security	Trust Preferred Securities issued by Trust	Date of original issue	Date of first optional redemption, at par	Stated maturity

$77,320,000	Fixed/Floating Rate Trust Preferred Securities	$75,000,000	June 14, 2006	June 14, 2011	June 14, 2036

The interest expense on the subordinated notes was $250,000 from the date of issuance to the end of the 2006 second quarter. Interest on the subordinated notes and the related issue of Trust Preferred Securities is payable quarterly commencing September 14, 2006 at a fixed rate of 7.064% through June 14, 2011. Thereafter, the Trust Preferred Securities bear interest at an adjustable rate equal to the three-month LIBOR index rate plus 1.63%. Interest is deferrable, at our option, for up to five years without causing an event of default.

The junior subordinated notes are redeemable at par prior to maturity at our option on interest payment dates that occur on or after June 14, 2011. The Trust Preferred Securities are required to be redeemed upon the redemption of the related junior subordinated notes. Optional redemption of Trust Preferred Securities is subject to prior approval of the Federal Reserve.

Under applicable regulatory guidelines, the aggregate balance of all Trust Preferred Securities outstanding qualify as Tier I capital up to a certain limit, and the remaining portion qualify as Tier II capital. At June 30, 2006, $267.9 million of the outstanding Trust Preferred Securities qualified as Tier I capital with the remaining $11.3 million qualifying as Tier II capital. See Note 9 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information and a description of the Trust Preferred Securities.

Zero Coupon Senior Convertible Contingent Debt Securities (or “CODES”)

During the first quarter of 2006, all of the holders of our outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. We did not recognize any gain or loss on the transaction. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

The CODES due 2024 had embedded derivatives that were recorded at their fair value. The liability for these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024 and less than $1,000 at December 31, 2005. As a result of the retirement of all the outstanding CODES due 2024, this derivative liability was extinguished.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Other Long-term Borrowings

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of June 30, 2006. Under this credit facility, no advances were outstanding at June 30, 2006 and December 31, 2005, no average balances were outstanding during the three and six months ended June 30, 2006 and the year ended December 31, 2005 and no amounts were outstanding at any month-end during the three and six months ended June 30, 2006 and the year ended December 31, 2005. We paid commitment fees on this credit facility totaling $63,000 during the six months ended June 30, 2006 and $257,000 during the same period in 2005. This credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of the holding company or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We were in compliance with all related credit facility covenants at June 30, 2006 and December 31, 2005.

Short-term and Long-term Federal Home Loan Bank (or “FHLB”) Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $562.8 million at June 30, 2006 and $600.9 million at December 31, 2005 and loans with a carrying value of $593.8 million at June 30, 2006 and $595.3 million at December 31, 2005 pledged to the FHLB for both short-term and long-term borrowings. We have additional borrowing capacity for FHLB advances using existing collateral of $309.8 million at June 30, 2006 and $556.0 million at December 31, 2005.

As of June 30, 2006, long-term FHLB advances mature between 2007 and 2011. During the six months ended June 30, 2006 and the same period in 2005, we paid an average interest rate of 4.59% and 3.92%, respectively, on the long-term advances.

FHLB advances typically include provisions that allow us to repay those advances at our option before their scheduled maturity. Those provisions require the payment of a prepayment fee that is computed based on a predetermined formula that considers, among other factors, changes in interest rates since the issuance of the advance and remaining time until scheduled maturity. Until 2005, the formula for the computation of the prepayment fee included provisions that set the amount of the fee at the greater of the amount computed or $0. During the six months ended June 30, 2006 and the year ended December 31, 2005, we entered into advances with prepayment terms offered by the FHLB, called “Partial Prepayment Symmetry”, whereby the formula used to determine the amount of the fee could result in our earning a gain or loss upon the early repayment of an advance. These embedded prepayment terms do not meet the requirement for bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (or “SFAS No. 133”).

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Short-term Borrowings

Short-term borrowings were as follows during the periods indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005
FHLB short-term borrowings:
Average balance	$237,758	$287,884
Highest balance at any month-end	$370,000	$613,050
Average interest rate during the period	4.46%	3.49%
Interest rate on advances outstanding at period end	4.95%	3.85%
Short-term agreements to repurchase:
Average balance	$37,732	$8,041
Highest balance at any month-end	$56,270	$70,603
Average interest rate during the period	4.70%	4.19%
Interest rate on balance outstanding at period end	—	—
Federal funds purchased:
Average balance	$961	$—
Highest balance at any month-end	$—	$—
Average interest rate during the period	4.55%	—
Interest rate on balance outstanding at period end	—	—

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

(Dollars in thousands)	June 30, 2006	December 31, 2005
Undrawn loan commitments	$1,473,996	$1,507,314
Commitments under letters of credit	$105,182	$111,964

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $452.4 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore the total undrawn loan commitments do not necessarily represent future cash loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Guarantees

A guarantee is a contract that contingently requires us to pay a guaranteed party based on changes in the underlying asset, liability, or equity security of the guaranteed party, or a third party’s failure to perform under an obligating guarantee (performance guarantee). In the ordinary course of business, we have issued certain guarantees, which qualify as off-balance sheet arrangements. Those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. The maximum undiscounted future payments that we could be required to make were $92.4 million at June 30, 2006. Unearned fees on these guarantees were $451,000 at June 30, 2006, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows at the date indicated:

(Dollars in thousands)	June 30, 2006
Cash	$27,543
Credit lines	34,689
Blanket liens on business assets	14,097
Real estate	3,638
Other secured	538
Unsecured	11,871

Total	$92,376

Our performance under certain of these letters of credit may be guaranteed by a third party, such as the FHLB, in instances where the beneficiaries of the letters of credit require such a guarantee.

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. The combined credit limits on those accounts were $4.5 million at June 30, 2006.

Additional Payments for Business Acquisitions

Under the acquisition agreements related to our acquisition of Sullivan & Curtis Insurance Brokers of Washington, LLC (or “S&C”) and Lucini/Parish Insurance, Inc. (or “Lucini/Parish”) we are required to make additional payments to their former shareholders. These payments include: (a) amounts contingent on achieving specified annual operating performance levels, and (b) amounts representing deferred payments that are dependent only on the passage of time. Contingent payments are recognized as goodwill when the final contingencies have been resolved. Deferred payments are recognized as goodwill at the inception of the transaction and the related accrued liability is released at the time of payment.

All potential future payments for S&C are contingent in nature and as of June 30, 2006, the maximum remaining contingent payment is $3.3 million, which will be based on S&C attaining specified operating targets for the 2006 fiscal year. The payment is payable during the first quarter of 2007.

For Lucini/Parish, we deferred $8.2 million in payments to their former shareholders at the close of the acquisition in May 2005 that are payable over three years. Approximately $3.2 million of these deferred payments are payable in the third quarter of 2006. The remaining $5.0 million in deferred payments are payable in 2007 and 2008. Additionally, the former shareholders of Lucini/Parish may receive up to $10.0 million in contingent payments based on Lucini/Parish attaining certain operating performance thresholds as established in the acquisition agreement. As of June 30, 2006, we have accrued $2.9 million in such contingent payments that will be paid during the third quarter of 2006. The remaining contingent payments of up to $7.1 million are payable in 2007 and 2008 based on Lucini/Parish’s operating results.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Other Commitments

We incurred gross rental expense of $5.3 million during the three months ended June 30, 2006, $10.6 million during the six months ended June 30, 2006, $5.2 million during the three months ended June 30, 2005, and $10.2 million during the six months ended June 30, 2005. We sublease portions of leased space that is not utilized. Sublease rental income was $159,000 during the three months ended June 30, 2006, $318,000 during the six months ended June 30, 2006, $157,000 during the three months ended June 30, 2005, and $310,000 during the six months ended June 30, 2005.

We have equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in Community Reinvestment Act (or “CRA”) qualified assets for which we have unfunded commitments totaling $11.3 million at June 30, 2006. We have recorded a $708,000 liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for investments in venture capital funds and CRA related investments are not recorded. Those equity investments are described further in Note 15 of the notes to consolidated financial statements.

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

ABD receives such commissions and override payments, which amounted to $14.3 million during the twelve months ended June 30, 2006, or 8.7% of total ABD commissions and fees. ABD has received and responded to requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD intends to cooperate fully in these investigations.

In 2005, our outside counsel completed a compliance review of ABD’s contingency commission arrangements and marketing practices. The report concluded that no systemic compliance problems related to contingent commissions were identified. We continue to monitor industry developments in these areas, as well as ABD’s compliance and disclosure practices.

NOTE 7—SHAREHOLDERS’ EQUITY

The holding company declared dividends per common share of $0.315 during the six months ended June 30, 2006 and $0.60 during the year ended December 31, 2005. We declared and paid cash dividends on the Series B Preferred Stock of $1.8125 during the six months ended June 30, 2006 and $3.625 during the year ended December 31, 2005. On June 28, 2006, we declared a cash dividend of $0.1575 cents per common share payable on July 17, 2006 to shareholders of record as of July 10, 2006. We recorded a liability for dividends payable on Common Stock of $8.0 million at June 30, 2006 and $7.8 million at December 31, 2005.

NOTE 8—NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders after assumed conversions by the weighted average number of common shares and potential common shares outstanding including dilutive stock options, restricted stock grants, convertible preferred stock and the previously outstanding CODES. The following tables provide a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations at the dates indicated:

	For the three months ended June 30, 2006
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$25,118
Dividends on preferred stock	(1,822)

Income available to common shareholders after cumulative effect of accounting change	23,296	50,188,000	$0.46
Effect of dilutive securities:
Stock options and restricted stock grants	—	985,000
Diluted net income per common share:

Income available to common shareholders after cumulative effect of accounting change and assumed conversions	$23,296	51,173,000	$0.46

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

	For the three months ended June 30, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$22,675
Dividends on preferred stock	(1,841)

Income available to common shareholders	20,834	50,843,000	$0.41
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,062,000
CODES due 2022	2	15,000
CODES due 2024	109	3,653,000
Diluted net income per common share:

Income available to common shareholders after assumed conversions	$20,945	55,573,000	$0.38

	For the six months ended June 30, 2006
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income prior to cumulative effect of accounting change per common share:
Income before cumulative effect of accounting change as reported	$50,889
Dividends on convertible preferred stock	(3,654)

Income available to common shareholders before cumulative effect of accounting change	47,235	49,997,000	$0.94
Effect of dilutive securities:
Stock options and restricted stock grants	—	879,000
CODES due 2024	59	984,000
Diluted net income prior to cumulative effect of accounting change per common share:

Income available to common shareholders before cumulative effect of accounting change	$47,294	51,860,000	$0.91

Basic net income per common share:
Net income	$51,019
Dividends on preferred stock	(3,654)

Income available to common shareholders after cumulative effect of accounting change	47,365	49,997,000	$0.95
Effect of dilutive securities:
Stock options and restricted stock grants	—	879,000
CODES due 2024	59	984,000
Diluted net income per common share:

Income available to common shareholders after cumulative effect of accounting change and assumed conversions	$47,424	51,860,000	$0.91

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

	For the six months ended June 30, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$44,185
Dividends on preferred stock	(3,681)

Income available to common shareholders	40,504	50,988,000	$0.79
Effect of dilutive securities:
Stock options and restricted stock grants	—	1,049,000
CODES due 2022	4	15,000
CODES due 2024	286	4,790,000
Diluted net income per common share:

Income available to common shareholders after assumed conversions	$40,794	56,842,000	$0.72

The calculations exclude the effect of securities deemed to be anti-dilutive or represent contingently issuable shares that have not met the conditions required to be considered outstanding for purposes of computing diluted net income per common share. Such securities are as follows:

•	Stock options and restricted stock grants — Stock options and restricted stock grants are considered anti-dilutive if assumed proceeds per share are greater than the average market prices of the common stock during the relevant periods. Assumed proceeds include proceeds on the exercise of stock options, unearned compensation for stock options and restricted stock grants, and certain deferred tax benefits for stock options and restricted stock grants. As such, the potential common shares underlying anti-dilutive stock options and restricted stock grants are excluded from the computation of diluted net income per common share. The following indicates the number of shares of our common stock which are available for purchase under anti-dilutive stock options as of the dates indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Stock options	1,912,273	2,911,108	2,267,711	3,394,508
Restricted stock grants	850	—	850	—

There were no anti-dilutive restricted stock grants for the three and six months ended June 30, 2005.

•	Convertible preferred stock — There were 2,021,125 shares of Series B Preferred Stock outstanding at June 30, 2006 compared to 2,026,556 shares outstanding at June 30, 2005. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. The Series B Preferred Stock was anti-dilutive for all periods presented since the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock was greater than the diluted net income per common share during the period.

•	2005 Long Term Incentive Plan (or “LTIP”) - For the 3-year LTIP performance period beginning 2006 and ending 2008, the LTIP provides for awards to participating executives to be paid in the form of restricted shares of our Common Stock, 50% of which would be fully vested when granted following the completion of the 3-year LTIP performance period. The remaining 50% would vest one year later based on the executives’ continued employment. See Note 9 for a further description of these awards. The shares issuable pursuant to awards under the LTIP for the 2006-2008 performance period are considered contingent shares for purposes of computing net income per share. We have not included any shares for this plan in our computation of net income per share as we have not met the minimum threshold for the issuance of shares at June 30, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plans

At the annual shareholders’ meeting on May 30, 2006, the shareholders approved the Omnibus Equity Incentive Plan (or the “Omnibus Plan”), which replaced the Amended and Restated 1996 Stock Option Plan, (or the “1996 Plan”), both of which are described below. The compensation expense and related income tax benefit recognized in the income statement for share-based compensation arrangements was as follows:

	Three months ended June 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$714	$320	$—	$437
Income tax benefit	(87)	(125)	—	(184)

	$627	$195	$—	$253

	Six months ended June 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$1,229	$1,887	$—	$621
Income tax benefit	(158)	(783)	—	(258)

	1,071	1,104	—	363
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$1,071	$974	$—	$363

(1)	Stock-based compensation expense for restricted stock during the six months ended June 30, 2006 includes the recognition of expenses related to prior periods of $ 1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements. Stock-based compensation expense for stock options during the three and six months ended June 30, 2006 includes the recognition of expenses related to prior periods of $444,000 associated with review of historical practices associated with the granting of stock options.

The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change that reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants. Stock-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in director fees, within other expenses in our consolidated statements of operations. We consider stock-based compensation when determining deferral rates for direct costs associated with originating loans. Except for such deferred costs, none of the stock-based compensation cost has been capitalized.

The total authorized shares issuable under the Omnibus Plan is 6,000,000 shares and the number of shares available for future grants at June 30, 2006 was 5,838,755 shares. No additional shares may be granted under the 1996 Plan. Under the Omnibus Plan, equity awards (including options, restricted shares, performance shares and stock appreciation rights) may be granted to employees, non-employee directors, and consultants. Stock options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of stock options must equal the closing price of our stock on the date of grant. The term of equity awards (including options, restricted shares, performance shares and stock appreciation rights) may not exceed seven years for awards granted under the Omnibus Plan and 10 years for awards previously granted under the 1996 Plan.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Our restricted stock grant agreements issued under the 1996 Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 65. As a result of this provision, the service period over which we recognize compensation expense for restricted stock grants does not include any portion of the vesting period that occurs after the grantee reaches age 65. If a grantee is 65 years old or older on the date of grant, all of the compensation costs are expensed on the date of grant. Restricted stock granted to employees and directors who have reached retirement age and have not terminated service is considered to be unvested for purposes of determining the weighted average outstanding shares of common stock as part of our computation of net income per share as the restrictions on those shares have not lapsed.

We issue new shares upon the exercise of stock options or the grant of restricted stock. All stock options and restricted stock grants have vesting conditions that include only service conditions; none of the grants contain performance or market vesting conditions. As of June 30, 2006 and for the six months ended June 30, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors. All of our share-based payment awards qualify for classification as equity.

The fair values for our stock-based compensation plans are estimated using the Black-Scholes option-pricing model. Expected term is based on historical employee stock option exercise behavior, the vesting terms of the respective options and the contractual term of seven years for awards granted under the Omnibus Plan and 10 years for awards previously granted under the 1996 Plan. Expected volatility is based on the daily historical volatility of our stock price over the expected term of the option. The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of common stock to the average stock price during the preceding year.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Omnibus Plan:
Expected term (in years)	4.98	n/a	4.98	n/a
Expected volatility	36.9%	n/a	36.9%	n/a
Risk free rate	4.8%	n/a	4.8%	n/a
Dividend yield	2.4%	n/a	2.4%	n/a

1996 Plan:
Expected term (in years)	5.84	5.86	5.87	5.86
Expected volatility	39.8%	45.4%	39.8%	44.9%
Risk free rate	4.8%	3.9%	4.7%	3.9%
Dividend yield	2.4%	2.4%	2.4%	2.4%

Employee stock purchase plan (1):
Expected term (in years)	n/a	0.25	n/a	0.25
Expected volatility	n/a	24.0%	n/a	23.9%
Risk free rate	n/a	3.1%	n/a	2.9%
Dividend yield	n/a	2.0%	n/a	2.0%

(1)	The employee stock purchase plan was terminated effective September 30, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

A summary of our stock options as of and for the six months ended June 30, 2006 is presented below:

(Dollars and shares in thousands, except per share amounts)	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2006	6,115	$23.91
Granted	272	$27.35
Exercised	(589)	$18.29
Forfeited	(62)	$17.47
Expired	(174)	$32.48

Outstanding at June 30, 2006	5,562	$24.48	5.91	$23,777

Exercisable at June 30, 2006	4,500	$25.09	5.37	$16,448

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 was $9.78, $9.53, and $10.41, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 was $5.6 million, $6.9 million, and $13.2 million, respectively.

A summary of our unvested restricted stock as of and for the six months ended June 30, 2006 is presented below:

(Dollars and shares in thousands, except per share amounts)	Shares	Weighted- average grant date fair value
Unvested at January 1, 2006	251	$25.32
Granted	405	$27.33
Vested	(101)	$26.07
Forfeited	—	n/a

Unvested at June 30, 2006	555	$21.14

As of June 30, 2006, there was $9.6 million of total unrecognized compensation cost related to restricted stock granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the six months ended June 30, 2006, and the years ended December 31, 2005 and 2004, was $2.9 million, $786,000, and $405,000, respectively. We realized $1.6 million in tax benefits from the exercise of stock options during the six months ended June 30, 2006. We also realized $97,000 in tax benefits from the vesting of restricted stock during the six months ended June 30, 2006.

During the three months ended June 30, 2006, we conducted a self-initiated review of administrative and accounting practices associated with our granting of stock options. At the recommendation of management, the Audit Committee, with the assistance of independent advisors, conducted a comprehensive inquiry of these practices covering the period 1996-2005. The Audit Committee’s review identified no improprieties in our option granting practices. Nevertheless, we have determined that historical option granting practices, principally during the period 1996-2000, gave rise to a pre-tax expense of $444,000, which we recorded during the three months ended June 30, 2006. We have concluded that this amount had no material impact on our previously filed or current financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Awards Under the LTIP for the 2006-2008 Performance Period

In 2006, we made awards to certain executives eligible to participate in the LTIP for the 2006-2008 performance period. Payouts, if any, would be paid in the form of restricted shares of our Common Stock, 50% of which would be fully vested when granted following the completion of the 3-year LTIP performance period. The remaining 50% would vest one year later based on the executives’ continued employment. These 2006 LTIP awards are accounted for as performance based liability awards under SFAS No. 123R. The number of shares to be awarded under the LTIP for the 2006-2008 performance period is dependent upon our operating cash flow during that period, dollar maximums established by the Compensation Committee of the Board for the 2006-2008 performance period, the exercise of negative discretion by the Compensation Committee permitted under the LTIP, and our stock price at the time of payout. These 2006 LTIP awards also include service conditions through the vesting dates of the restricted stock granted in payment of awards. A maximum pool of $3.2 million worth of shares is issuable under the 2006 LTIP awards for all participants.

NOTE 10—INCOME TAXES

Our effective income tax rate during the three and six months ended June 30, 2006 was 37.2% and 36.8%, respectively, compared to 37.5% and 37.1%, respectively, for the same periods in 2005. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by stock-based compensation expense for incentive stock options, for which we do not recognize a tax benefit for financial statement purposes.

In 2001, the Bank formed CNB Investment Trust I (or “CNBIT I”) as a real estate investment trust subsidiary. Later that year, the Bank and CNB IT I formed CNB Investment Trust II (or “CNBIT II”) as a real estate investment trust subsidiary. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. CNBIT I and CNBIT II were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the Internal Revenue Service (or “the IRS”) requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment or any other written notice regarding the claimed loss deduction. However, recently the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the tax cost to us would be approximately $10.7 million plus interest estimated at $880,000. We believe that the loss deduction was claimed in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Our real estate investment trust subsidiaries paid consent dividends to the Bank under the REIT rules in 2001 through June 30, 2006 and the Bank deducted such consent dividends for California tax purposes. From inception through June 30, 2006, we have recognized a cumulative net tax benefit, net of tax reserves, of $2.3 million on these consent dividends. During 2003, the California Franchise Tax Board (or “FTB”) took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position in those years and all future years. We believe that the California tax benefits claimed with respect to the

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

consent dividends were claimed in accordance with relevant California tax law and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenges the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

The FTB commenced an audit of our 2001 and 2002 tax years in the second quarter of 2005. On April 26, 2006, the FTB issued to us a Notice of Proposed Assessment (or “NPA”) concerning bad debt deductions that we claimed in 2001 under the reserve method. The NPA is an FTB proposal only at this stage, not a final determination and we have filed a protest. It is subject to further discussion and analysis at the field level and administrative review and adjustments at the appeals levels. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us. The NPA disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. If the FTB were to be successful in whole in its position in the NPA, we estimate that the net tax cost to us would be approximately $1.4 million, plus interest. In addition to the assessment of additional tax, the NPA asserts that, in the event the FTB is successful in reducing the bad debt deduction claimed by us, it would assert penalties in addition to the amount of tax and interest due with respect to the 2001 tax year. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law and we intend to vigorously contest the position of the FTB in the NPA in appropriate proceedings, if necessary. In addition, even if the FTB were successful in reducing the bad debt deduction claimed by us in 2001, we do not believe we will be subject to additional penalties as asserted by the FTB based on existing California law and the California tax payments made by us under the California amnesty program. Should the FTB successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

The years 2000 through 2004 remain open for both IRS and FTB purposes. The IRS has commenced its examination of the tax returns for 2002 through 2004. The 2005 Federal and state tax returns have not been filed as of June 30, 2006.

NOTE 11—BUSINESS SEGMENTS

We have four reportable business segments: community banking, treasury, Matsco Companies, Inc. (or “Matsco”), and ABD. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, intersegment borrowings and lendings, and day-to-day liquidity position. Treasury’s external assets and liabilities include the Bank’s investment portfolio, fed funds sold and wholesale fundings.

•	Matsco provides dental and veterinarian financing services nationally.

•	ABD, with offices located in California, Colorado, Nevada, and Washington, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD markets commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to its clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employees’ retirement plans.

We have four smaller operating segments, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. The results for these four units are included below in the reconciliation between business segment totals and our consolidated totals. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and Greater Bay Corporate Finance Group (or

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

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

Intersegment Interest Charges Received and Paid

Community banking is our primary core deposit gathering operating segment and as such earns intersegment interest revenues from treasury on its funds placements with treasury. Matsco, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding (or collectively “our other lending segments”) and community banking fund their loan portfolios with intersegment borrowings from the treasury segment. The following is a summary of intersegment interest charges received/(paid) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Community banking	$24,400	$25,843	$51,761	$48,038
Treasury	$(9,748)	$(15,192)	$(23,537)	$(27,326)
Matsco	$(8,740)	$(6,920)	$(16,975)	$(13,280)
All other segments	$(5,360)	$(3,990)	$(10,304)	$(7,417)

During the three and six months ended June 30, 2006, intersegment interest revenue received by community banking for placement of customer deposits with treasury was based upon prevailing matched maturity brokered deposit rates available to the Bank in its wholesale funding operations. Community banking received interest revenue from treasury for placement of other non-interest-bearing funds based on the trailing five-year average of the five-year FHLB advance rate. These intersegment community banking revenues were partially offset by interest charges from treasury for funding provided to finance community banking’s loan portfolio. The rate on these intersegment advances was the lower of the matched maturity brokered deposit rate or FHLB advance rate available to the Bank in its wholesale funding operations. During the three and six months ended June 30, 2005, the interest rate paid by treasury to community banking on excess funds placements was based on the weighted average yield earned on the Bank’s available-for-sale securities. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods. If we had continued to use the previous transfer pricing method during the three and six months ended June 30, 2006, community banking’s intersegment interest revenues would have been $27.4 million and $54.5 million, respectively, and treasury’s intersegment interest charges would have been $12.7 million and $26.2 million, respectively.

During the three and six months ended June 30, 2006 and 2005, the rate paid for the net funding by our other lending segments to treasury was based on brokered time deposit rates available to the Bank in its wholesale funding operations. The interest rate maturities of intersegment fundings were matched to the expected interest rate maturities of the other lending segments’ assets. Incremental intersegment funding was provided as needed with interest rate maturities matched to those of newly originated loans adjusted for changes in expected maturities of the units’ seasoned loan portfolios. The rate for the entire intersegment funding pool was reset monthly with the total fundings adjusted to meet unit requirements.

ABD is primarily funded with equity. On occasion, ABD utilizes intersegment borrowings from the holding company. At June 30, 2006, ABD had $7.5 million in borrowings outstanding from the

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

holding company. There were no such borrowings outstanding at December 31, 2005. ABD paid interest to the holding company totaling $146,000 and $242,000 for the three and six months ended June 30, 2006 and $183,000 for the three and six months ended June 30, 2005. ABD also deposits transaction and discretionary cash with community banking. These deposits are eliminated in consolidation.

Other Intersegment Revenues

ABD received insurance commissions and fees from the holding company and the operating segments totaling $155,000 and $367,000 during the three and six months ended June 30, 2006, respectively, and $151,000 and $227,000 during the same periods in 2005.

All remaining intersegment revenue is not significant to business segment results.

Changes to How We Allocate Certain Liabilities, Revenues, and Expenses Between our Segments

Allowance for Loan and Lease Losses

Effective January 1, 2006, we changed the methodology for computing the allowance for loan and lease losses, the reserve for unfunded commitments and the related provision for credit losses for our business segments. On that date, we began to use the same methodology for our business segments that we use for the consolidated financial statements. Prior periods have been restated to conform to our current methodology.

Derivative Income Related to Warrant Investment Appreciation

Effective April 1, 2006, we changed the methodology for how we allocate income related to warrant investment appreciation. On that date, we began to attribute such income to the segments that originated those warrants. Previously we had allocated such income to the holding company. Prior periods have been restated to conform to our current methodology.

Allocation of Internal Deposit Accounts

We have certain deposit accounts that were opened for operational purposes by our holding company. These deposit accounts are eliminated in consolidation. Effective April 1, 2006, we changed the methodology for how we allocate the liability and the related interest expense and fee income for those deposit accounts. On that date, we began to allocate the liability for those accounts to bank administration and operations. Previously we allocated those liabilities to community banking. Prior periods have been restated to conform to our current methodology.

Intercompany Allocation and the Provision for Income Taxes

Our intercompany allocation for general and administrative expenses is not administered at the operating segment level. As a result, expenses related to back-office functions, including costs related to certain centralized loan and deposit service functions are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $3.7 million and $7.5 million during the three and six months ended June 30, 2006, respectively, and $3.8 million and $8.1 million during the same periods in 2005.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Changes to Operating Segments Presented

In our financial statements issued for periods through September 30, 2005, the community banking business segment included the results of treasury and bank administration and operations. Effective October 1, 2005, our view of the community banking segment evolved such that we no longer focus on the evaluation of this combined community banking unit, including treasury and administration, but instead evaluate these three units separately. Among the factors that contributed to this change was the hiring of a dedicated President of community banking whose oversight responsibilities do not extend to the treasury and administration functions. As a result of this change in how we view our business, we have determined that community banking and treasury are separate reportable business segments, and we consider bank administration and operations not to be part of our operating segments, and include their results in other reconciling items.

Effective January 1, 2006, we began to attribute certain administrative expenses related exclusively to the community banking business segment to that segment. Those expenses, which are primarily associated with the management of community banking, were previously included with other bank administration and operating expenses.

As of June 30, 2005, we evaluated the results of our specialty finance division on a consolidated level. With the continuing growth of Greater Bay Capital, we refocused our evaluation of the results of the specialty finance division at the individual unit level during 2005. As a result of this change, effective October 1, 2005, we determined Matsco to be a separate reportable business segment. Additionally, the remaining specialty finance units, Greater Bay Capital, Greater Bay SBA Group, and Greater Bay Business Funding, also have individually been determined to be operating segments. Because those units are not required to be separately reported, their results are included as a part of all other segments.

As of June 30, 2005, we voluntarily reported the results of the Greater Bay Trust Company separately in our segment information. As the Greater Bay Trust Company does not meet the requirements for a reportable business segment during the three and six months ended June 30, 2006 or 2005, its results are included as part of all other segments.

We have restated all prior period segment information to conform to the current composition of reportable segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended June 30, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$87,972	$19,089	$17,420	$302	$12,157	$136,940	$3,149	$(31,768)	$108,321
Interest expense	23,778	23,717	8,740	175	6,654	63,064	11,191	(31,768)	42,487

Net interest income before provision for (reversal of) credit losses	64,194	(4,628)	8,680	127	5,503	73,876	(8,042)	—	65,834
Provision for / (reversal of) credit losses	(4,136)	(171)	1,329	—	1,092	(1,886)	—	—	(1,886)

Net interest income after provision for (reversal of) credit losses	68,330	(4,457)	7,351	127	4,411	75,762	(8,042)	—	67,720
Non-interest income	4,008	77	720	40,297	10,242	55,344	3,269	(1,843)	56,770
Operating expenses	12,550	5	3,297	34,739	7,858	58,449	27,880	(1,843)	84,486

Income/ (loss) before provision for income taxes	$59,788	$(4,385)	$4,774	$5,685	$6,795	$72,657	$(32,653)	$—	$40,004

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the three months ended June 30, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$79,396	$19,021	$15,391	$397	$9,249	$123,454	$1,475	$(28,879)	$96,050
Interest expense	18,144	22,114	6,920	295	5,005	52,478	7,026	(28,879)	30,625

Net interest income before provision for / (reversal of) credit losses	61,252	(3,093)	8,471	102	4,244	70,976	(5,551)	—	65,425
Provision for / (reversal of) credit losses	(25)	2,349	(120)	—	48	2,252	—	—	2,252

Net interest income after provision for / (reversal of) credit losses	61,277	(5,442)	8,591	102	4,196	68,724	(5,551)	—	63,173
Non-interest income	3,590	556	746	39,374	6,431	50,697	5,383	(1,839)	54,241
Operating expenses	12,480	13	3,602	32,221	6,372	54,688	28,281	(1,839)	81,130

Income/ (loss) before provision for income taxes	$52,387	$(4,899)	$5,735	$7,255	$4,255	$64,733	$(28,449)	$—	$36,284

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

	For the six months ended June 30, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$175,910	$37,776	$34,112	$527	$23,518	$271,843	$6,727	$(66,495)	$212,075
Interest expense	45,406	47,837	16,975	304	12,770	123,292	22,824	(66,495)	79,621

Net interest income before provision for (reversal of) credit losses	130,504	(10,061)	17,137	223	10,748	148,551	(16,097)	—	132,454
Provision for / (reversal of) credit losses	(5,336)	(265)	(2,179)	—	(110)	(7,890)	—	—	(7,890)

Net interest income after provision for (reversal of) credit losses	135,840	(9,796)	19,316	223	10,858	156,441	(16,097)	—	140,344
Non-interest income	7,764	104	1,562	85,671	17,602	112,703	7,842	(3,742)	116,803
Operating expenses	26,372	(2)	6,508	70,883	15,481	119,242	61,100	(3,742)	176,600

Income/ (loss) before provision for income taxes	$117,232	$(9,690)	$14,370	$15,011	$12,979	$149,902	$(69,355)	$—	$80,547

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the six months ended June 30, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$153,970	$38,918	$30,190	$745	$17,726	$241,549	$2,902	$(56,603)	$187,848
Interest expense	33,240	40,920	13,280	350	9,297	97,087	15,897	(56,603)	56,381

Net interest income before provision for / (reversal of) credit losses	120,730	(2,002)	16,910	395	8,429	144,462	(12,995)	—	131,467
Provision for / (reversal of) credit losses	(8,316)	2,914	5,775	—	201	574	—	—	574

Net interest income after provision for / (reversal of) credit losses	129,046	(4,916)	11,135	395	8,228	143,888	(12,995)	—	130,893
Non-interest income	7,081	888	1,817	77,572	12,412	99,770	8,266	(3,602)	104,434
Operating expenses	26,195	13	6,572	62,463	12,505	107,748	60,932	(3,602)	165,078

Income/ (loss) before provision for income taxes	$109,932	$(4,041)	$6,380	$15,504	$8,135	$135,910	$(65,661)	$—	$70,249

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	At June 30, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$3,024,973	$1,806,205	$937,664	$399,383	$638,179	$6,806,404	$942,930	$(379,680)	$7,369,654
Deposits	4,221,755	770,723	—	—	52,160	5,044,638	249,665	(272,070)	5,022,233
Assets under administration	—	—	—	—	644,349	644,349	—	—	644,349

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

	At December 31, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other Reconciling items (1)	Eliminating entries	Total
Total assets	$3,066,559	$1,698,088	$878,453	$365,384	$607,847	$6,616,331	$850,001	$(345,363)	$7,120,969
Deposits	4,534,527	493,672	—	—	45,808	5,074,007	235,144	(250,612)	5,058,539
Assets under administration	—	—	—	—	633,033	633,033	—	—	633,033

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

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

For the three and six months ended June 30, 2006, we made contributions of $327,000 and $697,000, respectively, to secular trusts which fund benefits for certain current and former executive officers under their SERPs. We presently anticipate contributing $1.2 million to fund the secular trusts during the remainder of 2006.

Net pension cost included the following components for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost-benefits earned during the period	$509	$570	$1,018	$1,139
Interest cost on projected benefit obligation	653	605	1,306	1,209
Amortization of prior service cost	805	805	1,610	1,611
Recognized net actuarial loss	121	145	242	290

Net periodic pension cost	$2,088	$2,125	$4,176	$4,249

NOTE 13—RECENT ACCOUNTING DEVELOPMENTS

Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109

In June 2006, the FASB published FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (or “FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact the adoption of FIN 48 will have on our results of operations.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (or “SFAS No. 155”). This Statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (or “SFAS No. 140”). SFAS No. 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the Board regards as the most relevant attribute for a financial instrument’s fair value. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

We do not expect the adoption of this statement to have a material impact on our financial condition or operating results.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

Exposure Draft to Improve Accounting For Postretirement Benefit Plans, Including Pensions

In March 2006, the FASB issued a proposal that would require that employers measure plan assets and obligations as of the date of their financial statements and to report on the balance sheet the funded status of their pension and other postretirement benefit plans. If the proposal were adopted as issued, it would be effective for fiscal year ends ending after December 15, 2006.

We are in the process of determining the impact of this proposal will have on our financial position.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

NOTE 14—RELATED PARTY LOANS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates. These transactions are entered into under terms and conditions equivalent to those entered into in arms’ length transactions and are made subject to approval by the Bank’s Board of Directors. None of these loans is on nonaccrual status. An analysis of total loans to related parties for the periods indicated is presented below:

	Six months ended June 30,
(Dollars in thousands)	2006	2005
Beginning balance	$52,036	$53,725
Additions	23,334	16,981
Repayments	(23,958)	(26,545)

Ending balance	$51,412	$44,161

Undisbursed commitments	$38,609	$24,248

NOTE 15—VARIABLE INTEREST ENTITIES

A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) does not have equity investors with either voting rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity, or (c) has a group of equity investors whose voting rights are disproportionate with their obligation to absorb the expected losses or their right to receive expected residual returns. A variable interest entity is required to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity. The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	We had investments in low income housing tax credit partnerships totaling $10.3 million at June 30, 2006 and $10.9 million at December 31, 2005. The recorded investment in these partnerships includes the adjusted cost basis of the investments and unfunded commitments totaling $708,000 at June 30, 2006 and $1.1 million at December 31, 2005. We have also recorded a liability for those unfunded commitments. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	We had investments in venture capital funds totaling $10.0 million at June 30, 2006 and $9.6 million at December 31, 2005 that are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $3.4 million at June 30, 2006 and $4.2 million at December 31, 2005 on these investments. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related unfunded commitment;

•

We had investments totaling $7.9 million at June 30, 2006 and $5.5 million at December 31, 2005 in partnerships and corporations that invest in CRA qualified assets such as affordable housing and small businesses. These investments are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $7.2 million at June 30, 2006 and $4.6 million at December 31,

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of June 30, 2006 and December 31, 2005 and for the Three Months and Six Months Ended June 30, 2006 and 2005

2005 on these investments. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related unfunded commitment; and

•	At June 30, 2006 and December 31, 2005, we had investments in GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital V, GBB Capital VI, GBB Capital VII, and GBB Capital VIII, collectively referred to as the Trusts, totaling $8.6 million and $6.3 million, respectively. The Trusts have issued trust preferred securities and purchased subordinated notes from our holding company in capital raising transactions. In accordance with the accounting rules for variable interest entities, the Trusts are not included in our consolidated financial position and results of operations. There is no exposure to loss on these investments.

NOTE 16—SUBSEQUENT EVENTS

Subsequent to June 30, 2006, we notified the holders of the 9% Cumulative Trust Preferred Securities of our intention to redeem all $103.5 million of these securities on August 31, 2006. See Note 5 for more information regarding this transaction.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

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

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Our lines of business are organized along eight segments, seven of which provide services to our clients, and one that provides services internally to the other segments. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, and the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Matsco provides dental and veterinarian financing services nationally.

•	Greater Bay Capital finances small ticket equipment leases nationally.

•	Greater Bay Business Funding, which offers asset-based lending and accounts receivable factoring products, has offices in Cupertino, California and Bellevue, Washington and markets its services nationally. Greater Bay Business Funding includes the combined operations of our CAPCO and Pacific Business Funding units.

•	Greater Bay Bank SBA Lending Group is an SBA National Preferred Lender and principally operates in the San Francisco Bay Area.

•	ABD has offices located in California, Colorado, Nevada, and Washington, and markets commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to clients throughout the United States enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that provides investment advice on behalf of ABD’s clients’ retirement or 401(k) plans.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, escrow agent, investment management, estate planning resources, and employee benefit plan services.

•	Treasury manages the Bank’s investment portfolio, wholesale fundings, intersegment borrowings and lendings, and the day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area and our results are affected by economic conditions in this area. Overall Bay Area economic trends, while sustaining a modest recovery, continue to be of concern. Since 2003 there has been increased employment, higher commercial real estate occupancy rates and a corresponding step up in rental rates. Current economic activity is underperforming relative to levels consistent with a fully recovered economic environment. A further extended recovery period or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area is heavily dependent, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

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

CRITICAL ACCOUNTING POLICIES

Knowledge of our accounting policies is integral to interpreting our reported results. Accounting policies are described in Note 1 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently. In addition, our policies and procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. Many accounting policies require management’s judgment to estimate the value of assets, liabilities, commitments, and contingencies. A description of our accounting policies for stock-based compensation appears below. A description of our other current accounting policies involving significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Share-Based Compensation

We adopted SFAS No. 123R as of January 1, 2006. SFAS No. 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

•	Expected term is based on historical employee stock option exercise behavior, the vesting terms of the respective option and the contractual terms of seven or ten years.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Expected volatility is based on the daily historical volatility of our stock price over the expected term of the option.

•	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of common stock to the average stock price during the preceding year.

The expected term and expected volatility used to estimate option fair values are based on historical precedent.

SFAS No. 123R also requires that we recognize compensation expense for only the portion of options or restricted shares that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior and the vesting period of the respective stock options or restricted shares. As the actual number of forfeitures will differ from those estimated by management, adjustments to compensation expense will be required in future periods.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Summary of Results

The following table summarizes net income, net income per common share and key financial ratios for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005
Net income	$25,118	$22,675
Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.41
After cumulative effect of change in accounting principle	$0.46	$0.41
Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.46	$0.38
After cumulative effect of change in accounting principle	$0.46	$0.38
Return on average assets	1.41%	1.28%
Return on average total shareholders’ equity	12.47%	11.84%

	For the six months ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005
Net income	$51,019	$44,185
Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.94	$0.79
After cumulative effect of change in accounting principle	$0.95	$0.79
Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.91	$0.72
After cumulative effect of change in accounting principle	$0.91	$0.72
Return on average assets	1.44%	1.27%
Return on average total shareholders’ equity	12.92%	11.56%

Net income increased 10.8% to $25.1 million, or $0.46 per diluted common share, during the three months ended June 30, 2006 compared to $22.7 million, or $0.38 per diluted common share, for the same period in 2005. This increase was primarily attributable to the following items during the three months ended June 30, 2006 compared to the same period in 2005:

•	A $4.1 million reduction in the provision for credit losses reflecting improved credit quality;

•	A $2.5 million increase in non-interest income primarily due to $3.5 million in income related to warrant investment appreciation, a $1.4 million increase in gains on certain other investments, and a $1.0 million increase in insurance commissions and fees, which was principally related to the acquisition of Lucini/Parish. These increases were partially offset by decreases in gains recognized in connection with the repurchase of CODES and other derivative income; and

•	A $409,000 increase in net interest income, reflecting primarily an increase in the yield earned on, and the average balance of, loans, which was partially offset by an increase in the rate paid on deposits and borrowings.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Offsetting the above items was the following:

•	A $3.4 million increase in operating expenses, including a $2.2 million increase in expenses related to Lucini/Parish resulting for the timing of their acquisition, $823,000 in expenses associated with adjustments to the depreciation of certain fixed assets, a $686,000 increase in legal costs and other professional fees primarily related to tax consulting costs and $444,000 of employee stock-based compensation related to our review of prior period option granting and accounting practices.

The basic and diluted net income per common share calculations for the period were affected by a decrease of 4,400,000 shares in the weighted average common stock and potential common shares. The decrease in the weighted average common stock and potential common shares was primarily the result of the CODES due 2024 retirement during the quarter ended March 31, 2006.

Net income increased 15.5% to $51.0 million, or $0.91 per diluted common share, during the six months ended June 30, 2006 compared to $44.2 million, or $0.72 per diluted common share, for the same period in 2005. This increase was primarily attributable to the following items during the six months ended June 30, 2006 compared to the same period in 2005:

•	A $12.4 million increase in non-interest income primarily due to a $7.9 million increase in insurance commissions and fees, which was primarily related to the acquisition of Lucini/Parish, $4.0 million in income related to warrant investment appreciation, a $1.6 million increase in gains on certain other investments, and a $1.6 million increase in rental revenues on operating leases;

•	An $8.5 million reduction in the provision for credit losses reflecting improved credit quality; and

•	A $1.0 million increase in net interest income, reflecting primarily an increase in the yield earned on, and the average balance of, loans, which was partially offset by an increase in the rate paid on deposits and borrowings.

Offsetting the above items was the following:

•	An $11.5 million increase in operating expenses, including a $7.5 million increase in expenses related to Lucini/Parish resulting for the timing of their acquisition, a $903,000 increase in depreciation on equipment leased to others, $823,000 in expenses associated with adjustments to the depreciation of certain fixed assets, a $523,000 increase in directors fees primarily related to stock-based compensation expense and $444,000 of employee stock-based compensation related to our review of prior period option granting and accounting practices.

The basic and diluted net income per common share calculations for the period were affected by a decrease of 4,982,000 shares in the weighted average common stock and potential common shares. The decrease in the weighted average common stock and potential common shares was primarily the result of the CODES due 2024 retirement.

See “– Net Interest Income,” “– Reversal of Provision for Credit Losses,” “– Non-interest Income” and “- Operating Expenses” for more information regarding the changes to net income for the periods presented.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Net interest income for the three months ended June 30, 2006 was $65.8 million, compared to $65.4 million for the same period in 2005. The $409,000 increase was primarily due to an increase in the yield earned on, and the average balance of, loans. This was partially offset by an increase in the rate paid on deposits and borrowings, and a higher average balance of long-term borrowings. Our net yield earned on interest-earning assets (or “net interest margin”) on a tax-equivalent basis for the three months ended June 30, 2006 was 4.26%, compared to 4.27% for the same period in 2005.

Net interest income for the six months ended June 30, 2006 was $132.5 million, compared to $131.5 million for the same period in 2005. The $1.0 million increase in was primarily due to an increase in the yield earned on, and the average balance of, loans. This was partially offset by an increase in the rate paid on deposits and borrowings, and a higher average balance of long-term borrowings. Our net interest margin on a tax-equivalent basis for the six months ended June 30, 2006 was 4.31%, compared to 4.35% for the same period in 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income – Results for the Quarters Ended June 30, 2006 and June 30, 2005

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities stated on a tax-equivalent basis. Average balances are average daily balances.

	Three months ended June 30,
	2006			2005
(Dollars in thousands)	Average balance	Interest	Average yield / rate	Average balance	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$10,791	$128	4.77%	$32,893	$220	2.68%
Securities:
Taxable	1,433,756	16,030	4.48%	1,495,651	16,000	4.29%
Tax-exempt (1)	86,323	1,543	7.16%	84,555	1,557	7.38%
Other short-term (2)	9,348	46	1.99%	6,414	28	1.75%
Loans (3)(4)	4,705,859	91,074	7.76%	4,580,165	78,760	6.90%

Total interest-earning assets	6,246,077	108,821	6.99%	6,199,678	96,565	6.25%
Noninterest-earning assets	888,886	—		880,559	—

Total assets	$7,134,963	108,821		$7,080,237	96,565

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,807,337	15,094	2.16%	$3,112,247	13,297	1.71%
Time deposits over $ 100,000	780,415	8,466	4.35%	662,925	4,424	2.68%
Other time deposits	414,765	4,381	4.24%	136,573	781	2.29%

Total interest-bearing deposits	4,002,517	27,941	2.80%	3,911,745	18,502	1.90%
Short-term borrowings	262,439	2,947	4.50%	413,096	3,625	3.52%
CODES	—	—	0.00%	144,225	192	0.53%
Subordinated debt	224,755	4,867	8.68%	210,311	4,377	8.35%
Other long-term borrowings	547,494	6,732	4.93%	299,061	3,929	5.27%

Total interest-bearing liabilities	5,037,205	42,487	3.38%	4,978,438	30,625	2.47%
Noninterest-bearing deposits	1,013,577			1,083,982
Other noninterest-bearing liabilities	263,424			237,041
Minority interest: preferred stock of real estate investment trust subsidiaries	12,756			12,593
Shareholders’ equity	808,001			768,183

Total shareholders’ equity and liabilities	$7,134,963	42,487		$7,080,237	30,625

Net interest income, on a tax-equivalent basis (1)		66,334			65,940
Net interest margin (5)			4.26%			4.27%
Tax-equivalent adjustment		(500)			(515)

Net interest income		$65,834			$65,425

(1)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); prior period presentation has been changed to conform to this presentation.
(2)	Includes average interest-earning deposits in other financial institutions.
(3)	Nonaccrual loans are included in the average balance; prior period presentation has been changed to conform to current period presentation.
(4)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $602,000 and $(1,000) for the three months ended June 30, 2006 and 2005, respectively.
(5)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period, annualized.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income – Results for the Six Months Ended June 30, 2006 and June 30, 2005

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities stated on a tax-equivalent basis. Average balances are average daily balances.

	Six months ended June 30,
	2006			2005
(Dollars in thousands)	Average balance	Interest	Average yield / rate	Average balance	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$11,533	$260	4.55%	$35,058	$405	2.33%
Securities:
Taxable	1,429,572	31,653	4.47%	1,497,815	32,060	4.32%
Tax-exempt (1)	84,470	3,035	7.24%	84,391	2,960	7.07%
Other short-term (2)	9,554	81	1.72%	5,110	52	2.05%
Loans (3)(4)	4,713,403	178,033	7.62%	4,521,309	153,352	6.84%

Total interest-earning assets	6,248,532	213,062	6.88%	6,143,683	188,829	6.20%
Noninterest-earning assets	883,785	—		880,071	—

Total assets	$7,312,317	$213,062		$7,023,754	$188,829

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,878,394	$29,165	2.04%	$3,194,323	$26,554	1.68%
Time deposits over $ 100,000	768,401	15,789	4.14%	628,095	7,612	2.44%
Other time deposits	338,214	6,748	4.02%	136,792	1,454	2.14%

Total interest-bearing deposits	3,985,009	51,702	2.62%	3,959,210	35,620	1.81%
Short-term borrowings	275,389	5,930	4.34%	334,365	5,580	3.37%
CODES	37,343	101	0.55%	185,549	509	0.55%
Subordinated debt	217,573	9,424	8.73%	210,311	8,689	8.33%
Other long-term borrowings	511,107	12,464	4.92%	227,917	5,983	5.29%

Total interest-bearing liabilities	5,026,421	79,621	3.19%	4,917,352	56,381	2.31%
Noninterest-bearing deposits	1,027,613			1,067,752
Other noninterest-bearing liabilities	269,309			255,286
Minority interest: preferred stock of real estate investment trust subsidiaries	12,735			12,582
Shareholders’ equity	796,239			770,782

Total shareholders’ equity and liabilities	$7,132,317	79,621		$7,023,754	56,381

Net interest income, on a tax-equivalent basis (1)		133,441			132,448
Net interest margin (5)			4.31%			4.35%
Tax-equivalent adjustment		(987)			(981)

Net interest income		$132,454			$131,467

(1)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); prior period presentation has been changed to conform to this presentation.
(2)	Includes average interest-earning deposits in other financial institutions.
(3)	Nonaccrual loans are included in the average balance; prior period presentation has been changed to conform to current period presentation.
(4)	Amortization of deferred loan fees, net of the amortization of deferred costs, resulted in an increase (decrease) of interest income on loans by $847,000 and $ (3,000) for the six months ended June 30, 2006 and 2005, respectively.
(5)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period, annualized.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rates earned or paid on, interest-earning assets and interest-bearing liabilities. Changes in net interest income are attributable to changes in the amount of interest-earning assets and interest-bearing liabilities, changes in the composition of those assets and liabilities, and changes in the associated interest rates. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average rates earned or paid (rate). Changes in interest income on a tax equivalent basis and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three months ended June 30, 2006 compared with June 30, 2005 favorable / (unfavorable)			Six months ended June 30, 2006 compared with the same period of 2005 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST- EARNING ASSETS
Federal funds sold	$(201)	$109	$(92)	$(379)	$234	$(145)
Other short-term investments	14	4	18	39	(10)	29
Securities:
Taxable	(670)	700	30	(1,495)	1,088	(407)
Tax-exempt	32	(46)	(14)	3	72	75
Loans	2,222	10,092	12,314	6,699	17,982	24,681

Total interest income	1,397	10,859	12,256	4,867	19,366	24,233

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	1,407	(3,204)	(1,797)	2,777	(5,388)	(2,611)
Time deposits over $ 100,000	(895)	(3,147)	(4,042)	(1,985)	(6,192)	(8,177)
Other time deposits	(2,539)	(1,061)	(3,600)	(3,315)	(1,979)	(5,294)

Total interest-bearing deposits	(2,027)	(7,412)	(9,439)	2,523	(13,559)	(16,082)
Short-term borrowings	1,529	(851)	678	1,089	(1,439)	(350)
CODES	96	96	192	408	—	408
Subordinated debt	(311)	(179)	(490)	(308)	(427)	(735)
Other long-term borrowings	(3,072)	269	(2,803)	(6,927)	446	(6,481)

Total interest expense	(3,785)	(8,077)	(11,862)	(8,261)	(14,979)	(23,240)

Net increase (decrease) in net interest income	$(2,388)	$2,782	$394	$(3,394)	$4,387	$993

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Credit Losses

The following schedule shows the composition of the provision for credit losses and the allowance for loan and lease losses and reserve for unfunded commitments and net charge-offs for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, March 31, 2006	$74,568	$8,823	$83,391
Charge-offs	(3,396)	—	(3,396)
Recoveries	734	—	734
Reversal of credit losses	(217)	(1,669)	(1,886)

Balance, June 30, 2006	$71,689	$7,154	$78,843

Balance, March 31, 2005	$99,355	$9,455	$108,810
Charge-offs	(4,771)	—	(4,771)
Recoveries	1,295	—	1,295
Provision for (reversal of) / credit losses	2,608	(356)	2,252

Balance, June 30, 2005	$98,487	$9,099	$107,586

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(5,490)	—	(5,490)
Recoveries	2,785	—	2,785
Reversal of credit losses	(7,765)	(125)	(7,890)

Balance, June 30, 2006	$71,689	$7,154	$78,843

Balance, December 31, 2004	$107,517	$6,482	$113,999
Charge-offs	(9,526)	—	(9,526)
Recoveries	2,539	—	2,539
(Reversal of) / provision for credit losses	(2,043)	2,617	574

Balance, June 30, 2005	$98,487	$9,099	$107,586

The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments. The required allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses is dependent upon many factors, including loan growth, net charge-offs, changes in the product composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the credit quality of the loan portfolio, the value of the underlying collateral on problem loans, and the general economic conditions in our market areas.

The required balance of the allowance for loan and lease losses at June 30, 2006 was $71.7 million, which was $10.5 million lower than the balance at December 31, 2005. This decrease was primarily a result of improved credit quality and a reduction in the assumed rates of default for the loan and lease portfolio, which are

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

key factors for estimating allowance requirements. During the second quarter of 2006, we made a $217,000 negative provision for loan and lease losses to attain the required allowance for loan and lease losses balance at June 30, 2006, after net loan charge-offs of $2.7 million.

During the six months ended June 30, 2006, we made a $7.8 million negative provision for loan and lease losses to attain the required allowance for loan and lease losses balance at June 30, 2006, after net loan charge-offs of $2.7 million.

The $1.7 million and $125,000 negative provision for unfunded credit commitments for the three and six months ended June 30, 2006, respectively, resulted primarily from the net migration of construction loan commitments to funded balances during the second quarter of 2006.

For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “Financial Condition — Nonperforming Assets and Other Risk Factors” and “Financial Condition – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

The following table sets forth information by category of non-interest income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Insurance commissions and fees	$40,235	$39,223	$85,204	$77,345
Rental revenue on operating leases	4,790	4,463	10,054	8,495
Service charges and other fees	2,368	2,869	4,908	5,419
Income on bank owned life insurance	1,922	2,004	3,833	3,801
Loan and international banking fees	1,718	2,113	3,513	4,126
Trust fees	1,127	1,060	2,182	2,126
Security gains, net	5	9	173	299
Gains on sale of loans	—	111	—	206
Other income	4,605	2,389	6,936	2,617

Total non-interest income	$56,770	$54,241	$116,803	$104,434

Non-interest income increased during the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to increases in insurance commissions and fees, and income related to the warrants investment appreciation. Other contributing factors to this increase included increases in gains on certain other investments, rental revenue on operating leases, and a decrease in losses related to impaired securities. These increases were partially offset by decreases in gains recognized in connection with the repurchase of CODES, other derivative income, loan and international banking fees, and service charges and other fees.

Insurance commissions and fees increased during the three and six months ended June 30, 2006 compared to the same periods in 2005 by $1.0 million and $7.9 million, respectively, primarily due to the acquisition of Lucini/Parish on May 1, 2005. Lucini/Parish generated insurance commissions and fees of $6.3 million and $13.0 million during the three and six months ended June 30, 2006, respectively, compared to $3.7 million during the three and six months ended June 30, 2005. See Note 6 under the heading “Contingencies” of the notes to consolidated financial statements for information related to ABD’s receipt of requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers for these subpoenas and other related matters.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $327,000 and $1.6 million increases in rental revenues for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 reflect growth in the equipment lease portfolio.

Service charges and other fee income decreased primarily due to the decline in demand deposit account balances.

Other income also includes a $3.5 million and $4.1 million net gain during the three and six months ended June 30, 2006, respectively, on derivatives marked to market through earnings compared to $1.2 million and $1.4 million gains during the same periods in 2005. The derivative gains in the first six months of 2006 included $4.0 million in income related to the warrant investment appreciation. Gains during the six months ended June 30, 2005 include $1.3 million in gains related to the change in market value of purchased residential mortgage loans between price commitment and settlement dates.

We own certain other investments in low income housing tax credit partnerships, venture capital funds, and CRA qualified investments that are included in other assets. Gains and losses on these investments are recorded in other income. We earned net gains on those investments of $635,000 and $546,000 for the three and six months ended June 30, 2006, respectively, and net losses of $810,000 and $1.1 million for the same periods in 2005.

During 2005, we determined that the impairment on shares of Fannie Mae preferred stock and Freddie Mac preferred stock held in our securities portfolio was other-than-temporary. As a result, we recorded a $1.0 million charge to other income during the six months ended June 30, 2005. We subsequently sold these impaired securities and recovered $6,000 of the impairment charge. There were no such impairment charges during 2006 or the three months ended June 30, 2005.

In connection with the repurchase of 114,662 and 163,162 units of the CODES due 2024 in privately negotiated transactions during the three and six months ended June 30, 2005, respectively, we recognized gains of $1.2 million and $1.5 million, respectively, on the repurchase of these units, which was included in other income. No such gains or losses on the repurchase of CODES were recognized during the same periods in 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Compensation and benefits	$51,500	$48,172	$109,429	$98,457
Occupancy and equipment	12,241	11,148	23,563	21,560
Depreciation - operating leases	3,917	3,735	8,008	7,105
Legal costs and other professional fees	3,884	3,198	7,637	8,049
Telephone, postage and supplies	2,102	2,243	4,207	3,850
Marketing and promotion	2,232	2,041	4,055	3,828
Amortization of intangibles	1,689	2,072	3,329	4,155
Directors fees	191	456	1,639	1,116
Data processing	1,180	1,693	2,338	2,803
Insurance	1,179	1,046	2,220	2,165
Contribution to the Greater Bay Bancorp Foundation	—	—	900	900
FDIC insurance and regulatory assessments	423	432	936	789
Dividends paid on preferred stock of real estate investment trusts	456	456	912	912
Correspondent bank fees	195	102	603	624
Client service expenses	171	200	323	424
Other expenses	3,126	4,136	6,501	8,341

Total operating expenses	$84,486	$81,130	$176,600	$165,078

Efficiency ratio	68.91%	67.80%	70.85%	69.98%
Total operating expenses to average assets	4.75%	4.60%	4.99%	4.74%

The primary sources of variance in operating expenses during the three months ended June 30, 2006 compared to the same period in 2005 included the following:

•	Compensation and benefits expenses increased during the three months ended June 30, 2006 to $51.5 million, compared to $48.2 million during the same period in 2005. The increase is primarily due to a $1.6 million increase related to Lucini/Parish, $854,000 in higher commission expense, a $688,000 increase in stock-based compensations resulting from the adoption of SFAS No. 123R described further below, a $662,000 increase in bonus expense associated with warrant investment appreciation, $444,000 of employee stock-based compensation related to our review of prior period option granting and accounting practices and $385,000 in salaries associated with the opening of ABD’s new offices in Denver and San Diego. These increases were partially offset by a decrease of $1.5 million in bonus expense and a $799,000 decrease in deferred compensation plan expense that is fully offset by a decrease in related other non-interest income.

•	Legal costs and other professional fees increased to $3.9 million during the three months ended June 30, 2006 compared to $3.2 million during the same period in 2005 primarily related to costs for tax consulting.

•	Occupancy and equipment expenses increased to $12.2 million during the three months ended June 30, 2006 compared to $11.1 million during the same period in 2005. Of this increase, $823,000 was due to expenses associated with adjustments to the depreciation of certain fixed assets, and $302,000 was due to costs incurred in conjunction with our planned outsourcing of certain data processing activities.

•	Depreciation – operating leases increased to $3.9 million during the three months ended June 30, 2006 compared to $3.7 million during the same period in 2005. These expenses relate to equipment leased to others under operating leases. The increase in expenses is the result of the growth in the size of the portfolio from this line of business.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Amortization of intangibles decreased to $1.7 million during the three months ended June 30, 2006 compared to $2.1 million for the three months ended June 30, 2005. We periodically reevaluate the remaining estimated lives of customer expirations based on the actual retention rates of the acquired customers. Based on such revaluations, which took place during the third quarter of 2005 and the first quarter of 2006, we increased our estimate of the remaining lives of these expirations. This prospective change in estimate was the primary reason for the decrease in amortization of intangibles.

The primary sources of variance in operating expenses during the six months ended June 30, 2006 compared to the same period in 2005 included the following:

•	Compensation and benefits expenses increased during the six months ended June 30, 2006 to $109.4 million, compared to $98.5 million during the same period in 2005. The increase is primarily due to a $5.2 million increase related to Lucini/Parish, $1.9 million in higher commission expense, a $1.1 million increase in stock-based compensation resulting from the adoption of SFAS No. 123R described further below, $747,000 in salaries associated with the opening of ABD’s new offices in Denver and San Diego, a $643,000 increase in bonus expense associated with warrant investment appreciation, a $573,000 increase in 401K matching contributions, and $444,000 of employee stock-based compensation related to our review of prior period option granting and accounting practices. These increases were partially offset by a decrease of $1.0 million in ABD’s compensation and benefits expense.

•	Legal costs and other professional fees decreased to $7.6 million during the six months ended June 30, 2006 compared to $8.0 million during the same period in 2005 primarily related to reduced costs for Sarbanes-Oxley compliance activities.

•	Occupancy and equipment expenses increased to $23.6 million during the six months ended June 30, 2006 compared to $21.6 million during the same period in 2005. Of this increase, $823,000 was due to expenses associated with adjustments to the depreciation of certain fixed assets, $302,000 was due to costs incurred in conjunction with our planned outsourcing of certain data processing activities, and $530,000 was due to the acquisition of Lucini/Parish.

•	Depreciation – operating leases increased to $8.0 million during the six months ended June 30, 2006 compared to $7.1 million during the same period in 2005. The increase in expenses is the result of the growth in the size of the portfolio from this line of business.

•	Amortization of intangibles decreased to $3.3 million during the six months ended June 30, 2006 compared to $4.2 million for the six months ended June 30, 2005. We periodically reevaluate the remaining estimated lives of these expirations based on the actual retention rates of the acquired customers. Based on such revaluations, which took place during the third quarter of 2005 and the first quarter of 2006, we increased our estimate of the remaining lives of these expirations. This prospective change in estimate was the primary reason for the decrease in amortization of intangibles.

•	Directors fees increased to $1.6 million during the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005 primarily due to an increase in stock-based compensation expense resulting from the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in our restricted stock grant agreements as well as the impact of the adoption of SFAS No. 123R.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of stock-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Accordingly, stock-based compensation costs were recognized only for restricted stock grants during the three and six months ended June 30, 2005. Stock-based compensation expense related to stock options and restricted stock grants was as follows for the periods presented.

	Three months ended June 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$714	$320	$—	$437
Income tax benefit	(87)	(125)	—	(184)

	$627	$195	$—	$253

	Six months ended June 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$1,229	$1,887	$—	$621
Income tax benefit	(158)	(783)	—	(258)

	1,071	1,104	—	363
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$1,071	$974	$—	$363

(1)	Stock-based compensation expense for restricted stock during the six months ended June 30, 2006 includes the recognition of expenses related to prior periods of $ 1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements. Stock-based compensation expense for stock options during the three and six months ended June 30, 2006 includes the recognition of expenses related to prior periods of $444,000 associated with review of historical practices associated with the granting of stock options.

Stock-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in director’s fees. Stock-based compensation expense included in compensation and benefits was $1.1 million and $1.9 million for the three and six months ended June 30, 2006, respectively, and $254,000 and $377,000 for the same periods in 2005. Stock-based compensation expense included in directors’ fees was $6,000 and $1.2 million for the three and six months ended June 30, 2006, respectively, and $183,000 and $244,000 for the same periods in 2005. The adoption of SFAS No. 123R also resulted in a cumulative benefit from accounting change of $130,000, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants.

During the three months ended June 30, 2006, we conducted a self-initiated review of administrative and accounting practices associated with our granting of stock options. At the recommendation of management, the Audit Committee, with the assistance of independent advisors, conducted a comprehensive inquiry of these practices covering the period 1996-2005. The Audit Committee’s review identified no improprieties in our option granting practices. Nevertheless, we have determined that historical option granting practices, principally during the period 1996-2000, gave rise to a pre-tax expense of $444,000, which we recorded during the three months ended June 30, 2006. We have concluded that this amount had no material impact on its previously filed or current financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our efficiency ratio for the three and six months ended June 30, 2006 increased compared to the same periods in 2005 as revenues grew at a slower pace than operating expenses. The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. A lowering of the efficiency ratio is achieved by constraining operating expense growth to a rate lower than revenue growth rate. An increase in the efficiency ratio would generally indicate a decrease in overall efficiency. Conversely, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations, or a deterioration of customer service levels. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

The following table shows the computation of our efficiency ratio, excluding ABD, which is a non-GAAP financial measure. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other banking organizations that do not have significant non-bank service businesses.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Total operating expenses	$84,486	$81,130	$176,600	$165,078
Less: ABD operating expenses	35,564	32,887	72,669	63,840

Total operating expenses without ABD	$48,922	$48,243	$103,931	$101,238

Total revenue	$122,604	$119,666	$249,257	$235,901
Less: ABD total revenue	40,424	39,476	85,894	77,966

Total revenue without ABD	$82,180	$80,190	$163,363	$157,935

Efficiency ratio without ABD	59.53%	60.16%	63.62%	64.10%

Income Taxes

Our effective income tax rate during the three and six months ended June 30, 2006 was 37.2% and 36.8%, respectively, compared to 37.5% and 37.1%, respectively, for the same periods in 2005. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by stock-based compensation expense for incentive stock options, for which we do not recognize a tax benefit for financial statement purposes.

See Note 10 of the notes to consolidated financial statements for further discussion of our income taxes.

FINANCIAL CONDITION

Total assets increased $248.7 million during the six months ended June 30, 2006 to $7.4 billion at that date.

Securities

Total securities increased $72.1 million during the six months ended June 30, 2006 to $1.6 billion. At June 30, 2006, $808.2 million, or 51.6%, of our total securities were invested in mortgage and mortgage related securities compared to $869.2 million, or 58.2%, of our total securities at December 31, 2005. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three and a half years.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

See Note 2 of the notes to consolidated financial statements for information regarding the investment securities portfolio.

Loans

Our loan portfolio is concentrated in commercial and real estate sectors. Our lending operations are primarily located in a market area that is principally dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area. Thus, a downturn in these sectors of the economy could adversely impact our borrowers. This could, in turn, adversely affect us through diminished loan demand and loan credit quality deterioration.

The following table presents the composition of our loan portfolio at the dates indicated.

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,088,082	44.4%	$2,067,873	44.5%
Term real estate - commercial	1,340,762	28.5	1,389,329	29.9

Total Commercial	3,428,844	72.9	3,457,202	74.4
Real estate construction and land	762,409	16.2	644,883	13.9
Residential mortgage	275,332	5.9	266,263	5.7
Real estate other	217,889	4.6	263,164	5.7
Consumer and other	101,370	2.2	108,833	2.3

Total loans, gross	4,785,844	101.8	4,740,345	102.0
Deferred fees and discounts, net	(11,231)	(0.2)	(12,376)	(0.3)

Total loans, net of deferred fees	4,774,613	101.6	4,727,969	101.7
Allowance for loan and lease losses	(71,689)	(1.6)	(82,159)	(1.7)

Total loans, net	$4,702,924	100.0%	$4,645,810	100.0%

Total loans, net of deferred loan fees and discounts, increased by $46.6 million from December 31, 2005 to June 30, 2006. The growth in our loan portfolio was achieved despite the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during the period. This increase primarily reflects increases in real estate construction and land loans of $117.5 million and $20.1 million in commercial loans. These increases were partially offset by a decline in commercial term real estate loans of $48.6 million, and real estate other loans of $45.3 million.

The following table presents the maturity distribution of our loan portfolio by type and the interest rate structure of such loans at June 30, 2006.

	Term to final loan maturity						Total
	One year or less		One to five years		After five years
(Dollars in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate
Commercial	$189,606	$383,350	$742,220	$178,055	$494,736	$100,115	$2,088,082
Term real estate - commercial	32,518	73,467	237,045	215,893	315,603	466,236	1,340,762
Real estate construction and land	28,672	526,343	115,474	74,721	15,050	2,149	762,409
Residential mortgage	—	—	—	—	—	275,332	275,332
Real estate other	5,987	18,667	13,770	15,360	17,724	146,381	217,889
Consumer and other	5,228	47,059	23,031	14,754	11,206	92	101,370

Total loans, gross	$262,011	$1,048,886	$1,131,540	$498,783	$854,319	$990,305	$4,785,844

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonperforming Assets

We generally place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged-off when management determines that collection has become unlikely. Restructured loans are those where we have granted a concession on either principal or interest due to financial difficulties of the borrower. A loan is not removed from the restructured loan category until it has performed in accordance with the agreed upon modified loan terms for three subsequent quarters after the quarter in which it was restructured. Other real estate owned (or “OREO”) consists of real property acquired through foreclosure on the collateral underlying defaulted loans. Other nonperforming assets are primarily comprised of operating leases.

The following table presents information concerning our nonperforming assets, restructured loans and accruing loans 90 days or more past due at the dates indicated.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonperforming assets:
Nonaccrual loans	$32,268	$71,094
Other nonperforming assets	361	631

Total nonperforming assets	$32,629	$71,725

Restructured loans on accrual status	$—	$290

Accruing loans past due 90 days or more	$—	$—

Nonaccrual loans to total loans	0.67%	1.50%
Nonperforming assets to total assets	0.44%	1.01%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.68%	1.52%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.44%	1.01%

The amount of interest revenue on nonaccrual loans prior to the loans becoming nonaccrual that was included in net income was $220,000 for the six months ended June 30, 2006 and $1.1 million for the year ended December 31, 2005. The gross interest income, which includes foregone interest and interest revenue on nonaccrual loans prior to the loans becoming nonaccrual, that would have been recorded if nonaccrual loans had been current in accordance with their original terms, would have been $2.1 million for the six months ended June 30, 2006 and $5.6 million for the year ended December 31, 2005.

Restructured loans totaling $4.1 million at June 30, 2006 and $5.3 million at December 31, 2005 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during the six months ended June 30, 2006 and the year ended December 31, 2005.

There was no interest income from restructured loans on accruing status during the three and six months ended June 30, 2006 or 2005. The additional interest income that would have accrued on restructured loans on accruing status if they had performed in accordance with their original terms would have been zero during the three and six months ended June 30, 2006 and 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents information concerning our nonaccrual loans at the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Commercial:
Matsco / Greater Bay Capital	$7,257	$8,883
SBA	4,536	6,497
Other	4,775	9,142

Total commercial	16,568	24,522
Real estate:
Commercial	14,763	8,434
Construction and land	323	323
Other	3	33,312

Total real estate	15,089	42,069
Consumer and other	611	4,503

Total nonaccrual loans	$32,268	$71,094

Nonaccrual loans at December 31, 2005 included a single client relationship totaling $36.8 million that had been placed on nonaccrual status during the second quarter of 2005. The payoff of the loans comprising this relationship during the three months ended March 31, 2006 is the primary reason for the decline in nonperforming assets. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the retirement of this borrower’s indebtedness during the first quarter of 2006.

We believe that we have a minimal loss exposure on the SBA loans, which are partially government guaranteed, and have limited loss exposure on the commercial term real estate nonperforming assets based on current real estate collateral.

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $6.9 million at June 30, 2006 and $10.9 million at December 31, 2005. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

In accordance with SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of loan impairment is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans affect our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $32.3 million at June 30, 2006 and $71.1 million at December 31, 2005. As of June 30, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates indicated.

	For the six months ended June 30,
(Dollars in thousands)	2006	2005
Period end gross loans outstanding	$4,785,844	$4,753,423
Average gross loans outstanding	$4,713,403	$4,521,309
Allowance for loan and lease losses:
Balance at beginning of period	$82,159	$107,517
Charge-offs:
Commercial	(5,101)	(5,607)
Term real estate - commercial	—	—

Total commercial	(5,101)	(5,607)
Real estate construction and land	—	(1,681)
Real estate other	(320)	—
Consumer and other	(69)	(2,238)

Total charge-offs	(5,490)	(9,526)

Recoveries:
Commercial	1,669	2,346
Term real estate - commercial	1	3

Total commercial	1,670	2,349
Real estate construction and land	916	88
Real estate other	—	—
Consumer and other	199	102

Total recoveries	2,785	2,539

Net charge-offs	(2,705)	(6,987)
Reversal of provision charged to income	(7,765)	(2,043)

Balance at end of period	$71,689	$98,487

Year to date net charge-offs to average loans outstanding during the period, annualized	0.12%	0.31%
Allowance as a percentage of period end loans outstanding	1.50%	2.07%
Allowance as a percentage of nonaccrual loans	222.17%	111.81%

The reversal of provision for credit losses includes the reversal of provision for loan and lease losses, shown in the table above, and the provision for unfunded credit losses. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the reversal of provision for credit losses and reserves for unfunded credit commitments for the three and six months ended June 30, 2006 and 2005, see “Results of Operations – Reversal of Provision for Credit Losses,” above.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005
Specific reserves:
Individual loan impairment reserve	$6,934	$10,871
Reserve for unfunded credit commitments	121	121

Total individual impairment component	$7,055	$10,992

The decrease in the individual impairment component from December 31, 2005 to June 30, 2006 resulted from a decrease in estimated loss exposure associated with impaired loans.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005
Migration-based pool analysis:
Allowance for loan and lease losses	$45,734	$49,962
Reserve for unfunded credit commitments	5,771	6,014

Total migration-based pool analysis component	$51,505	$55,976

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overall improvement in credit quality and a change in modeling assumptions relating to the relative improvement in the Bay Area economy resulted in a decrease in this component of our allowance for loan and lease losses, which was partially offset by additional allowance required for higher risk construction loans. The change in modeling assumptions resulted in a $2.7 million decrease in this component of our allowance for loan and lease losses.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005
Estimated unidentified incurred loss:
Allowance for loan and lease losses	$19,021	$21,326
Reserve for unfunded credit commitments	1,262	1,144

Total estimated unidentified incurred loss	$20,283	$22,470

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

Total Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total allowance for loan and lease losses and reserve for unfunded commitments resulting from our methodology was as follows at the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Allowance for loan and lease losses	$71,689	$82,159
Reserve for unfunded credit commitments	7,154	7,279

Total reserves	$78,843	$89,438

Property, Premises and Equipment

Property, premises and equipment decreased by $11.8 million to $92.2 million at June 30, 2006 compared to $104.0 million at December 31, 2005. The primary reason for this decrease is the $9.0 million decrease in operating leases, net of accumulated depreciation. Operating leases, net of accumulated depreciation, was $55.1 million at June 30, 2006, compared to $64.1 million at December 31, 2005. The reduction in the operating lease portfolio is a result of actions we have taken to qualify newly originated leases as direct financing leases that previously would have been categorized as operating leases.

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

most of our operating leases are categorized as such is because the net present value of the payments do not meet or exceed 90% of the fair value of the leased asset on those leases. Beginning in 2005, we insured the residual value of leased assets on certain leases that would otherwise qualify as operating leases. By insuring the residual value, we are then allowed to include the insured residual in the payment stream for purposes of performing the 90% minimum lease payment test to determine if the lease contract qualifies as a direct financing lease. During the six months ended June 30, 2006 and the year ended December 31, 2005, we originated lease contracts with an original equipment cost of $23.7 million, and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases.

Deposits

Total deposits decreased $36.3 million during the first six months of 2006 to $5.0 billion at June 30, 2006. Total core deposits, which exclude brokered and other institutional time deposits, decreased by $313.4 million during the first six months of 2006 to $4.3 billion at June 30, 2006. The decrease in core deposits reflected declines in both demand deposit and MMDA, NOW and savings balances.

Although non-interest bearing demand deposits declined $77.4 million during the six months ended June 30, 2006, non-interest bearing demand deposits increased $11.2 million during the three months ended June 30, 2006.

MMDA, NOW and savings deposits declined $266.0 million during the six months ended June 30, 2006 including $222.7 million in declines during the three months ended June 30, 2006. Approximately one-half of the decline in these interest-bearing deposit accounts occurred in our specialty account area, which is principally comprised of title, exchange, venture capital and other large balance relationships that have relatively high deposit rates. The balance of our deposit decline was experienced in more traditional interest-bearing money market account categories.

We do not currently expect a near-term recovery of the core deposit decline that occurred during the six months ended June 30, 2006, and now expect core deposit totals to remain flat for the balance of the year relative to the June 30, 2006 balance. We intend to continue using institutional and other non-relationship funding sources to fulfill our funding needs.

See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

Borrowings

Borrowings were $1.3 billion at June 30, 2006 and $1.0 billion at December 31, 2005. At June 30, 2006, borrowings consisted of FHLB advances, securities sold under agreements to repurchase, subordinated notes, senior notes, and other notes payable. Borrowings increased during the first six months of 2006 primarily due to a $77.3 million issuance of junior subordinated notes to the Trust and by a $254.9 million increase in FHLB advances. This increase was partially offset by a $82.4 million decrease in CODES due 2024 resulting from the holders of that instrument exercising their put option, which was slightly offset by accretion through the date of the put.

See Note 5 of the notes to consolidated financial statements presented in this Quarterly Report on Form 10-Q and Note 9 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information and description of borrowing arrangements that existed at December 31, 2005 that remain outstanding at June 30, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Cash Flows

Our liquidity management objective is to maintain the ability to meet day-to-day obligations as they come due and to allow the Bank to meet the funding needs of its clients while avoiding carrying excess cash and cash equivalent balances due to their low-yielding nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally through FHLB advances, brokered certificates of deposits, securities sold under repurchase agreements, our line of credit facility and capital markets issuances.

Net cash provided by operating activities totaled $22.8 million for the six months ended June 30, 2006 and $50.1 million for the same period in 2005.

Cash used by investing activities totaled $144.4 million for the six months ended June 30, 2006 compared to $296.7 million for the same period in 2005. The net cash used for loans was $48.5 million for the six months ended June 30, 2006, compared to $258.5 million for the same period in 2005. Net cash used for securities, including maturities, partial paydowns, sales and purchases, was $88.6 million for the six months ended June 30, 2006 and net cash provided by securities was $18.7 million during the same period in 2005. The increase in cash provided by securities activities during the first six months of 2006 was a result of slowing of the prepayment rate of our securities portfolio. Management of our securities portfolio is described above under the heading “Net Interest Income – Our Interest Rate Risk Management Strategy.”

Net cash provided by financing activities was $204.1 million for the six months ended June 30, 2006 and was $275.1 million for the same period in 2005. Short-term and long-term borrowings, including the retirement of the CODES due 2024, resulted in a $248.3 million source of cash during the first six months of 2006 compared to $537,000 million during the same period in 2005. We manage our borrowing levels based on several factors, including liquidity needed to fund loan growth not funded through growth in deposits, the funding requirements of our securities portfolio, and liquidity requirements of the Bank and our holding company.

As of June 30, 2006, we did not have any material capital expenditure commitments.

Liquidity of the Holding Company

The holding company is a company separate and apart from the Bank and ABD, and therefore it must provide for its own liquidity. In addition to its own operating expenses, the holding company is responsible for the payment of fees, interest and principal on its line of credit, senior notes, and subordinated notes, and the payment of dividends on its capital stock. Substantially all of the holding company’s revenues are obtained from interest received on its securities portfolio and dividends received from subsidiaries.

During the first quarter of 2006, all of the holders of our outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

During the second quarter of 2006, the holding company issued $77.3 million of junior subordinated notes to the Trust, which resulted net cash proceeds to the holding company of $75.0 million. Subsequent to June 30, 2006, we notified the holders of the 9% Cumulative Trust Preferred Securities of our intention to redeem all $103.5 million of these securities on August 31, 2006. See Note 5 for more information regarding this transaction.

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $78.6 million at June 30, 2006. We do not believe that these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

See Note 5 of the notes to consolidated financial statements for additional information concerning the holding company’s obligations under its line of credit, senior notes, subordinated notes and the CODES.

Capital Resources

Shareholders’ equity is our primary source of capital. The activity in our shareholders’ equity during the six months ended June 30, 2006 is presented in the consolidated statements of shareholders’ equity. See Note 13 of the notes to consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the components of shareholders’ equity.

An additional regulatory capital component is the Trust Preferred Securities issued by our subsidiary capital trusts which qualify as Tier I capital up to a maximum of 33% of core capital under applicable regulatory guidelines. Trust Preferred Securities above the Tier I qualifying maximum would qualify as Tier II capital. As of June 30, 2006 those subsidiary trusts have $279.0 million in Trust Preferred Securities outstanding, of which $267.9 million qualifies as Tier I capital and $11.3 million qualifies as Tier II capital at June 30, 2006. At December 31, 2005 those subsidiary trusts had $204.0 million in Trust Preferred Securities all of which qualified as Tier I capital.

A banking organization’s total regulatory qualifying capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, Trust Preferred Securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses and the reserve for unfunded credit commitments (subject to certain limitations), other perpetual preferred stock, Trust Preferred Securities (subject to certain limitations), certain other capital instruments and term subordinated notes (subject to certain limitations). Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan and lease losses and the reserve for unfunded credit commitments in supplementary capital.

The Federal Reserve and Office of the Comptroller of the Currency (or “OCC”) have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at June 30, 2006 and December 31, 2005, and related minimum regulatory requirements were as follows:

	Non- regulatory capital ratios		Regulatory capital ratios
	Tangible common equity	Total tangible equity	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
June 30, 2006	5.96%	7.42%	12.07%	13.49%	14.93%
December 31, 2005	5.56%	7.07%	10.41%	12.01%	13.26%
The Bank:
June 30, 2006	10.06%	10.06%	12.02%	13.38%	14.63%
December 31, 2005	10.35%	10.35%	11.90%	13.59%	14.85%
Well-capitalized minimum	N/A	N/A	5.00%	6.00%	10.00%
Adequately capitalized minimum	N/A	N/A	4.00%	4.00%	8.00%

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our tangible total equity to tangible asset ratio increased from 7.07% at December 31, 2005 to 7.42% at June 30, 2006. Our tangible common equity to tangible asset ratio increased from 5.56% at December 31, 2005 to 5.96% at June 30, 2006. These increases are primarily a result of the growth of common shareholders’ equity, resulting primarily from retained earnings increasing at a faster rate than total assets. At June 30, 2006, total goodwill and other intangibles was $289.6 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations of recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and the value of other intangibles. Tangible equity and the tangible equity ratios are non-GAAP financial measures. We believe that these measures are meaningful in part because they are frequently used by investors and credit rating agencies to measure our financial leverage. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Common shareholders’ equity	$711,617	$672,624
Less: goodwill and other intangibles	(289,570)	(293,030)

Tangible common equity	$422,047	$379,594
Convertible preferred stock	103,096	103,387

Tangible equity	$525,143	$482,981

Total assets	$7,369,654	$7,120,969
Less: goodwill and other intangibles	(289,570)	(293,030)

Tangible assets	$7,080,084	$6,827,939

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of June 30, 2006.

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Deposits	$5,022,233	$4,810,269	$157,227	$54,725	$12
Long-term borrowings	884,342	—	346,516	250,195	287,631
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	60,156	—	—	—	60,156

Total accrued contractual obligations	5,966,731	4,810,269	503,743	304,920	347,799

Operating lease obligations	108,055	21,456	44,896	10,162	31,541
Purchase obligations	10,627	10,627	—	—	—

Total off-balance sheet arrangements	118,682	32,083	44,896	10,162	31,541

Total contractual obligations	$6,085,413	$4,842,352	$548,639	$315,082	$379,340

Other information:
Contingent payments	$10,104	$3,000	$7,104	$—	$—
Commitments to fund loans	$1,473,996	$1,473,996	$—	$—	$—
Commitments under letters of credit	$105,182	$105,182	$—	$—	$—

The obligations are categorized by their contractual due dates. Approximately $452.4 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 6 of the notes to consolidated financial statements for a further description of contingent payments.

We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Subsequent to June 30, 2006, we notified the holders of the 9% Cumulative Trust Preferred Securities of our

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

intention to redeem all $103.5 million of these securities on August 31, 2006. See Note 5 for more information regarding this transaction. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Purchase obligations include unfunded commitments totaling $10.6 million on certain equity investments in venture capital funds and partnerships and corporations that invest in CRA qualified assets.

RESULTS BY BUSINESS SEGMENTS

We have four reportable business segments, which are community banking, treasury, Matsco, and ABD. In addition, we have four smaller operating segments, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. The results for these four units are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and Corporate Finance as those units do not meet the definition of an operating segment.

Changes to the Composition of our Reportable Business Segments and Other Information

During 2005, we changed the composition of our reportable business segments. We have restated all prior period segment information to conform to the current composition of reportable segments. See Note 11 of the notes to consolidated financial statements for a description of our business segments, intersegment revenues and expenses, changes to how we allocate certain liabilities, revenues, and expenses between our segments, intercompany allocation and the provision for income taxes, and additional information about the changes to operating segments presented.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate community banking’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$87,972	$79,396	$175,910	$153,970
Interest expense	23,778	18,144	45,406	33,240

Net interest income before provision for / (reversal of) credit losses	64,194	61,252	130,504	120,730
Provision for / (reversal of) credit losses	(4,136)	(25)	(5,336)	(8,316)

Net interest income after provision for / (reversal of) credit losses	68,330	61,277	135,840	129,046
Non-interest income	4,008	3,590	7,764	7,081
Operating expenses	12,550	12,480	26,372	26,195

Income before provision for income taxes and intercompany allocation	$59,788	$52,387	$117,232	$109,932

Balance sheet:
Assets	$3,024,973	$3,312,865	$3,024,973	$3,312,865
Deposits	$4,221,755	$4,542,464	$4,221,755	$4,542,464
Other Significant Segment Measures:
Average loans	$2,964,781	$3,134,533	$2,990,911	$3,153,516
Yield earned on loans	7.99%	6.77%	7.80%	6.68%
Net charge-offs	$1,105	$2,147	$130	$4,541
Average interest-bearing deposits	$3,300,875	$3,603,273	$3,355,378	$3,686,079
Rate paid on deposits	2.34%	1.97%	2.22%	1.75%
Compensation and benefits	$7,146	$6,961	$15,780	$14,722
Interest charges received from other segments and included in net interest income	$24,400	$25,843	$51,761	$48,038

During the three months ended June 30, 2006, community banking’s net income before provision for income taxes and intercompany allocations increased 14.1% to $59.8 million compared to $52.4 million during the same period in 2005. This increase is primarily due to an increase in net interest income and the reversal of provision for credit losses. For the six months ended June 30, 2006, community banking’s net income before provision for income taxes and intercompany allocations increased 6.6% to $117.2 million compared to $109.9 million during the same period in 2005. This increase is primarily due to an increase in net interest income, partially offset by a decrease in the reversal of provision for credit losses.

Net Interest Income after Reversal of Provision for Credit Losses

Net interest income after reversal of provision for credit losses increased to $68.3 million during the three months ended June 30, 2006, compared to $61.3 million during the same period in 2005. Net interest income after reversal of provision for credit losses increased to $135.8 million during the six months ended June 30, 2006, compared to $129.0 million during the same period in 2005. The specific factors affecting net interest income after reversal of provision for credit losses include the following:

•	Interest income on loans was $59.1 million and $115.7 million for the three and six months ended June 30, 2006, respectively, compared to $52.9 million and $104.4 million during the same periods in 2005. This increase is primarily the result of an increase in the average yield earned on loans and is reflective of higher wholesale market interest rates for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The average yield earned on loans for the first six months of 2006 was 112 basis points higher than the first six months of 2005;

•

Interest expense on deposits increased to $19.3 million and $37.0 million for the three and six months ended June 30, 2006, respectively, compared to $17.7 million and $32.0 million during the same periods

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in 2005. These increases were primarily due to an increase in the average interest rates paid which is reflective of higher wholesale market interest rates. The increase in the rate paid on deposits was partially offset by a decrease in average deposit balances during the three and six months ended June 30, 2006 compared to the same periods in 2005; and

•	The reversal of credit losses increased to $4.1 million during the three months ended June 30, 2006 compared to $25,000 for the same period in 2005. The reversal of credit losses decreased to $5.3 million during the six months ended June 30, 2006 compared to $8.3 million for the same period in 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

At January 1, 2006, we have changed the way we computed intersegment interest charges received and paid. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods for those changes. See intersegment “revenues and expenses” in Note 11 for additional information regarding these changes.

Non-interest Income

Community banking’s non-interest income increased during the three and six months ended June 30, 2006, compared to the same periods in 2005 primarily as a result of an increase in warrant income and income on tax credit funds partially offset by a decrease in service charges and other fee income. Warrant income was $39,000 and $174,000 for the three and six months ended June 30, 2006, respectively, compared to $0 for the same periods in 2005. The remainder of our warrant income is attributed to Greater Bay Business Funding which is included in all other segments. Income on tax credit funds was $426,000 and $162,000 for the three and six months ended June 30, 2006, respectively, compared to losses of $ 288,000 and $567,000 for the same periods in 2005. Service charges and other fee income was $2.5 million and $5.2 million for the three and six months ended June 30, 2006, respectively, compared to $3.1 million and $6.0 million for the same periods in 2005.

Operating Expenses

Community banking’s operating expense increased slightly during the three and six months ended June 30, 2006 compared to the same periods in 2005, primarily as a result of an increase in compensation and benefits expense. This increase was partially offset by decreases in legal and other professional fees and other expenses. Compensation and benefits were $7.1 million and $15.8 million during the three and six months ended June 30, 2006, respectively, compared to $7.0 million and $14.7 million for the same periods in 2005. The increase in compensation and benefits includes a $301,000 increase in the segment’s bonus expense for the six months ended June 30, 2006. Legal and other professional fees were $218,000 and $344,000 during the three and six months ended June 30, 2006, respectively, compared to $178,000 and $573,000 for the same periods in 2005. The decrease in legal and other professional fees were a result of charter integration and compliance related initiatives completed during 2005.

Balance Sheet

Loans decreased by $44.6 million during the six months ended June 30, 2006, compared to December 31, 2005. The balance of community banking’s loan portfolio was impacted by the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during the period.

Deposits decreased by $312.8 million during the six months ended June 30, 2006 compared to December 31, 2005. The decrease in core deposits reflected a decline in demand deposit and MMDA, NOW and savings balances. See “FINANCIAL CONDITION – Deposits,” above, for additional discussion regarding the decrease in our deposits balances.

Treasury

Treasury manages the Bank’s investment portfolio, wholesale funding, and day-to-day liquidity position. Treasury’s external assets are primarily comprised of the Bank’s securities portfolio, Federal funds sold and

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

purchased residential mortgage loans. Treasury’s external liabilities include wholesale fundings, which are comprised of brokered and institutional time deposits and the Bank’s non-deposit borrowings. Treasury provides intersegment funding to support customer lending activity and purchases funds raised from core deposit gathering activities.

The key measures we use to evaluate treasury’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$19,089	$19,021	$37,776	$38,918
Interest expense	23,717	22,114	47,837	40,920

Net interest income before provision for / (reversal of) credit losses	(4,628)	(3,093)	(10,061)	(2,002)
Provision for / (reversal of) credit losses	(171)	2,349	(265)	2,914

Net interest income after provision for / (reversal of) credit losses	(4,457)	(5,442)	(9,796)	(4,916)
Non-interest income	77	556	104	888
Operating expenses	5	13	(2)	13

Loss before provision for income taxes and intercompany allocation	$(4,385)	$(4,899)	$(9,690)	$(4,041)

Balance sheet:
Assets	$1,806,205	$1,800,608	$1,806,205	$1,800,608
Deposits	$770,723	$325,869	$770,723	$325,869
Other Significant Segment Measures:
Average loans	$230,010	$155,957	$232,683	$98,326
Yield earned on loans	4.44%	4.56%	4.45%	4.57%
Average securities	$1,456,900	$1,511,574	$1,450,989	$1,501,400
Yield earned on securities	4.66%	4.47%	4.50%	4.48%
Average interest-bearing deposits	$685,766	$302,827	$608,716	$273,937
Rate paid on deposits	4.89%	2.96%	4.73%	2.64%
Interest charges paid to other segments and included in net interest income	$(9,748)	$(15,192)	$(23,537)	$(27,326)

During the three and six months ended June 30, 2006, treasury had a loss before provision for income taxes and intercompany allocations of $4.4 million and $9.7 million, respectively, compared to a $4.9 million and $4.0 million loss during the same periods in 2005. Treasury reported a larger loss in 2006 as a result of a change in its balance sheet mix and changes in interest rates. These changes are reflected in a lower average investment portfolio balance, an increase in the rate paid for intersegment borrowings and rollover of maturing wholesale fundings in the context of a rising rate environment. As a result, interest expense exceeded interest income during the three and six month periods ended June 30, 2006. Treasury may continue to report such losses in future periods. Management evaluates the performance of the treasury segment based on several qualitative factors in addition to its income or loss before provision for income taxes and intercompany allocation. The qualitative factors include treasury’s success in positioning the Bank’s overall asset/liability position in order to achieve company-wide interest rate risk goals and treasury’s management of day-to-day liquidity requirements. Treasury’s role in supporting these company-wide initiatives may require treasury to structure its own balance sheet in a manner that is unprofitable to the segment on a stand alone basis.

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses was a $4.5 million loss and a $9.8 million loss during the three and six months ended June 30, 2006, respectively, compared to a $5.4 million loss and a $4.9 million loss during the same periods in 2005. The specific factors affecting net interest income after provision for credit losses include the following:

•	Interest income on loans was $2.5 million and $5.1 million for the three and six months ended June 30, 2006, respectively, compared to $1.8 million and $2.2 million during the same periods in 2005. This increase is a result of an increase in the average balance of purchased residential mortgage loans;

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Interest income on securities increased to $16.4 million and $31.4 million during the three and six months ended June 30, 2006, respectively, compared to $16.3 million and $32.4 million during the same periods in 2005;

•	Interest income on Federal funds sold decreased to $128,000 and $260,000 during the three and six months ended June 30, 2006, respectively, compared to $225,000 and $405,000 during the same periods in 2005. The decrease was primarily a result of a decrease in the average Federal funds sold;

•	Intersegment interest expense (representing net interest charges paid to the other segments) was $9.7 million and $23.5 million during the three and six months ended June 30, 2006, respectively, compared to $15.2 million and $27.3 million during the same periods in 2005 as funding purchased from other segments decreased;

•	Interest expense on brokered and institutional deposits was $8.4 million and $14.3 million during the three and six months ended June 30, 2006, respectively, compared to $2.2 million and $3.6 million during the same periods in 2005. This increase was primarily due to an increase in the average deposit balance as well as an increase in the rate paid on deposits;

•	Interest expense on borrowings was $5.6 million and $10.0 million during the three and six months ended June 30, 2006, respectively, compared to $4.7 million and $10.0 million during the same periods in 2005. This increase was primarily due to an increase in the average rate paid; and

•	The reversal of credit losses was $171,000 and $265,000, during the three and six months ended June 30, 2006, respectively, compared to a $2.3 million and $2.9 million provision for credit losses for the same period in 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

At January 1, 2006, we have changed the way we computed intersegment interest charges received and paid. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods for those changes. See intersegment “revenues and expenses” in note 11 for additional information regarding these changes.

Non-interest Income

Non-interest income was $77,000 and $104,000 during the three and six months ended June 30, 2006, respectively, compared to $556,000 and $888,000 during the same periods in 2005. During the three and six months ended June 30, 2005, non-interest income was primarily comprised of income on equity method investments and derivative gains related to the change in market value of purchased residential mortgage loans between the price commitment and settlement dates. There were no such gains or losses during the same periods of 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Balance Sheet

Securities increased by $73.7 million during the six months ended June 30, 2006 compared to December 31, 2005. Treasury loans are our purchased residential mortgage loan portfolio. Loans decreased by $10.8 million during the six months ended June 30, 2006. Brokered and institutional time deposits increased by $277.1 million during the six months ended June 30, 2006 compared to December 31, 2005.

Changes in securities and purchased loan balances reflect management’s investment preferences while changes in deposits and borrowings reflect changes in treasury’s asset funding requirements together with net funding requirements of other business segments that treasury supports in light of their net loan and core deposit position.

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

The key measures we use to evaluate Matsco’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$17,420	$15,391	$34,112	$30,190
Interest expense	8,740	6,920	16,975	13,280

Net interest income before provision for credit losses	8,680	8,471	17,137	16,910
Provision for / (reversal of) credit losses	1,329	(120)	(2,179)	5,775

Net interest income after provision for / (reversal of) credit losses	7,351	8,591	19,316	11,135
Non-interest income	720	746	1,562	1,817
Operating expenses	3,297	3,602	6,508	6,572

Income before provision for income taxes and intercompany allocation	$4,774	$5,735	$14,370	$6,380

Balance sheet:
Assets	$937,664	$825,973	$937,664	$825,973
Other Significant Segment Measures:
Average loans	$913,937	$799,718	$902,475	$788,240
Yield earned on loans	7.64%	7.72%	7.62%	7.72%
Net charge-offs	$1,132	$1,067	$1,864	$1,896
Compensation and benefits	$1,984	$2,220	$3,971	$4,023
Interest charges paid to other segments and included in net interest income	$(8,740)	$(6,920)	$(16,975)	$(13,280)

During the three and six months ended June 30, 2006, Matsco’s net income before provision for income taxes and intercompany allocation was $4.8 million and $14.4 million, respectively, compared to $5.7 million and $6.4 million during the same periods in 2005. The decrease during the three month period ended June 30, 2006 was primarily due to an increase in the provision for credit losses. The increase during the six months ended June 30, 2006 was primarily due to a decrease in the provision for credit losses.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses was $7.4 million and $19.3 million during the three and six months ended June 30, 2006, respectively, compared to $8.6 million and $11.1 million during the same periods in 2005. The specific factors affecting net interest income after reversal of credit losses include the following:

•	Interest income on loans was $17.4 million and $34.1 million during the three and six months ended June 30, 2006, respectively, compared to $15.4 million and $30.2 million during the same periods in 2005. This increase was primarily the result of an increase in the average balance of loans outstanding. This increase was partially offset by a decrease in the average yield earned; and

•	The provision for credit losses was $1.3 million during the three months ended June 30, 2006 compared to a $120,000 reversal of credit losses for the same period in 2005. The reversal of credit losses was $2.2 million during the six months ended June 30, 2006 compared to a $5.8 million provision for credit losses for the same period in 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

Non-interest Income

Non-interest income is primarily comprised of other loan related income and other income. Other loan related income decreased to $499,000 and $979,000 during the three and six months ended June 30, 2006, respectively, compared to $655,000 and $1.2 million during the same periods in 2005. This decrease is due to lower late fees. Other income was $220,000 and $581,000 during the three and six months ended June 30, 2006, respectively, and $90,000 and $623,000 for the same periods in 2005. This decrease reflects lower early termination gains due to fewer loan payoffs.

Operating Expenses

Operating expenses were $3.3 million and $6.5 million during the three and six months ended June 30, 2006, respectively, compared to $3.6 million and $6.6 million for the same periods in 2005.

Balance Sheet

Assets increased during the first six months of 2006 by $59.2 million reflecting Matsco’s excess of loan originations over principal payoffs and net charge-offs compared to December 31, 2005. An increase in Matsco’s intersegment borrowings provided funding to support loan portfolio growth.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ABD

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Colorado, Nevada, and Washington, and clients throughout the United States. ABD is engaged in marketing commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$302	$397	$527	$745
Interest expense	175	295	304	350

Net interest income	127	102	223	395
Insurance commissions and fees and non-interest income	40,297	39,374	85,671	77,572
Operating expenses	34,739	32,221	70,883	62,463

Income before provision for income taxes and intercompany allocation	$5,685	$7,255	$15,011	$15,504

Balance sheet:
Assets (1)	$399,383	$400,996	$399,383	$400,996
Other Significant Segment Measures:
Insurance commissions and fees	$40,391	$39,374	$85,571	$77,572
Compensation and benefits	$24,221	$22,671	$51,161	$45,013

(1)	Assets include goodwill of $210.7 million and $205.1 million as of June 30, 2006 and 2005, respectively.

Insurance brokerage services’ income before provision for income taxes and intercompany allocation decreased to $5.7 million and $15.0 million during the three and six months ended June 30, 2006, respectively, from $7.3 million and $15.5 million during the same periods in 2005.

Insurance Commissions and Fees and Other Non-interest Income

ABD’s primary source of revenue is insurance commissions and fees earned on the placement of insurance products and insurance related consulting services. These revenues were $40.3 million and $85.7 million during the three and six months ended June 30, 2006, respectively, and $39.4 million and $77.6 million during the same periods in 2005. Revenue increases are primarily the result of the acquisition of Lucini/Parish in May 2005. Lucini/Parish generated insurance commissions and fees of $6.3 million and $13.0 million during the three and six months ended June 30, 2006, respectively, from $3.7 million and $3.7 million during the same periods in 2005.

Operating Expenses

ABD’s principal expenses are compensation and benefits, occupancy and equipment, and intangible asset amortization. Compensation and benefits were $24.2 million, $51.2 million, three and six months ended June 30, 2006, respectively and $22.7 million, and $45.0 million for the three and six months ended June 30, 2005, respectively. These increases were primarily related to the acquisition of Lucini/Parish, which resulted in increases in compensation and benefits expenses of $1.6 million and $5.2 million for the three and six months ended June 30, 2006, respectively.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Segments

Our other operating segments include equipment lease financing through Greater Bay Capital, asset-based lending and accounts receivable factoring through Greater Bay Business Funding, loans to small businesses on which the SBA generally provides guarantees, and the Greater Bay Trust Company, which provides these services to support the trust needs of the Bank’s clients.

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

	Projected change in economic value
Change in interest rates	June 30, 2006	June 30, 2005
100 basis point rise	1.0%	0.3%
100 basis point decline	-1.9%	-4.1%

The economic value of portfolio equity sensitivity from June 30, 2005 to June 30, 2006 has shifted slightly due to changes in wholesale rates, a change in the composition of customer loans and deposits and extended wholesale borrowing maturities.

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

The income simulation model includes various assumptions about the repricing behavior for each product and new business volumes and rate behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate open-account deposit products are assumed to reprice more slowly, changing less than the assumed wholesale market rate change. The following table shows our projected percentage change in 12 month net interest income as a consequence of parallel yield curve shocks from the implied forward curve:

	Projected change in net interest income
Change in interest rates	June 30, 2006	June 30, 2005
100 basis point rise	0.3%	1.5%
100 basis point decline	-0.2%	-3.3%

Net interest income sensitivity from June 30, 2005 to June 30, 2006 was relatively stable.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

During the three months ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

GREATER BAY BANCORP AND SUBSIDIARIES

Part II. Other Information

ITEM 1. Legal Proceedings

none

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2006.

On March 23, 2005, we announced a common stock repurchase program that authorized the purchase of up to and including $80.0 million in common stock. We did not repurchase any of our shares of common stock during the three and six months ended June 30, 2006. As of June 30, 2006, there was $30.7 million remaining under the repurchase program.

During the first quarter of 2006, all of the holders of the CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

ITEM 3. Defaults Upon Senior Securities

none

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of shareholders on May 30, 2006.

(b) The following Class III directors were elected at the annual meeting to serve for a three-year term, however, all directors will stand for re-election at the 2007 annual meeting as a result of the declassification of the Board:

Arthur K. Lund

Glen McLaughlin

Linda R. Meier

The following directors continued in office after the annual meeting:

Frederick J. de Grosz

John M. Gatto

Robert B. Kaplan

Daniel G. Libarle

George M. Marcus

Duncan L. Matteson

Thomas E. Randlett

Byron A. Scordelis

Donald H. Seiler (retired from the Board on May 31, 2006)

James C. Thompson

(c) At the annual meeting, the shareholders (1) approved the election of our Class III directors; (2) approved an amendment to our Bylaws declassifying the Board; (3) approved our Omnibus Equity Incentive Plan; (4) approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting

GREATER BAY BANCORP AND SUBSIDIARIES

firm for the fiscal year ending December 31, 2006; and (5) approved the shareholder proposal requesting the Board to consider restricting the use of preferred stock. The results of the voting were as follows:

Matter	Votes for	Votes against	Withheld	Abstentions	Broker non-votes
Election of Directors:
Arthur K. Lund	42,613,110		3,061,925
Glen McLaughlin	44,773,289		901,746
Linda R. Meier	42,673,537		3,001,498
Bylaw Amendment	44,899,765	406,907		368,363
Omnibus Equity Incentive Plan	24,685,845	8,840,023		530,015	11,619,152
Independent Public Accountants	45,027,257	359,198		288,580
Shareholder Proposal	19,954,487	14,972,699		935,097	9,812,752

(d) Not applicable.

ITEM 5. Other Information

none

ITEM 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
3.1	Bylaws of Greater Bay Bancorp, as amended and restated

4.1	Indenture between Greater Bay Bancorp and Wilmington Trust Company as Trustee dated as of June 14, 2006 (GBB Capital VIII)(1)

4.2	Amended and Restated Trust Agreement among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of June 14, 2006 (GBB Capital VIII)(1)

4.3	Guarantee Agreement dated June 14, 2006 between Greater Bay Bancorp and Wilmington Trust Company as Guarantee Trustee (GBB Capital VIII)(1)

10.1	Greater Bay Bancorp Omnibus Equity Incentive Plan(2)

10.2	Greater Bay Bancorp Omnibus Equity Incentive Plan Director Restricted Stock Award Agreement(3)

10.3	Greater Bay Bancorp Omnibus Equity Incentive Plan Directors’ Option Award Agreement(3)

10.4	Greater Bay Bancorp Omnibus Equity Incentive Plan Incentive Plan Option Award Agreement(3)

10.5	Greater Bay Bancorp Omnibus Equity Incentive Plan Performance Shares Award Agreement(3)

10.6	Greater Bay Bancorp Omnibus Equity Incentive Plan Restricted Award Agreement(3)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Forms 8-K identified in the exhibit index have SEC file number 000-25034

(1)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 2, 2006.
(3)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 23, 2006, as amended on July 14, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp
(Registrant)

By:	/s/ James S. Westfall
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: August 8, 2006

GREATER BAY BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1	Bylaws of Greater Bay Bancorp, as amended and restated

4.1	Indenture between Greater Bay Bancorp and Wilmington Trust Company as Trustee dated as of June 14, 2006 (GBB Capital VIII)(1)

4.2	Amended and Restated Trust Agreement among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of June 14, 2006 (GBB Capital VIII)(1)

4.3	Guarantee Agreement dated June 14, 2006 between Greater Bay Bancorp and Wilmington Trust Company as Guarantee Trustee (GBB Capital VIII)(1)

10.1	Greater Bay Bancorp Omnibus Equity Incentive Plan(2)

10.2	Greater Bay Bancorp Omnibus Equity Incentive Plan Director Restricted Stock Award Agreement(3)

10.3	Greater Bay Bancorp Omnibus Equity Incentive Plan Directors’ Option Award Agreement(3)

10.4	Greater Bay Bancorp Omnibus Equity Incentive Plan Incentive Plan Option Award Agreement(3)

10.5	Greater Bay Bancorp Omnibus Equity Incentive Plan Performance Shares Award Agreement(3)

10.6	Greater Bay Bancorp Omnibus Equity Incentive Plan Restricted Award Agreement(3)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Forms 8-K identified in the exhibit index have SEC file number 000-25034

(1)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 2, 2006.
(3)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on June 23, 2006, as amended on July 14, 2006.