Form 10-Q
period 2006-09-30
GREATER BAY BANCORP
filed 2006-11-09
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Outstanding shares of Common Stock, no par value, as of October 31, 2006: 51,047,183

GREATER BAY BANCORP AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

GREATER BAY BANCORP AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX (continued)

ii

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands, except per share amounts)	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$160,572	$152,153
Securities:
Securities available-for-sale, at fair value	1,077,667	1,010,895
Securities held-to-maturity, at amortized cost (fair value: $445,462 and $442,820)	444,689	441,912
Other securities	49,753	40,777

Total securities	1,572,109	1,493,584
Loans, net of deferred fees and costs	4,836,265	4,727,969
Allowance for loan and lease losses	(71,323)	(82,159)

Total loans, net	4,764,942	4,645,810
Property, premises and equipment, net	85,919	104,030
Goodwill	242,687	243,289
Other intangible assets	44,515	49,741
Other assets	462,611	432,362

Total assets	$7,333,355	$7,120,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,059,098	$5,058,539
Borrowings	1,174,973	1,008,113
Other liabilities	249,553	265,607

Total liabilities	6,483,624	6,332,259

Minority interest: Preferred stock of real estate investment trust subsidiaries	12,821	12,699

Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized:
Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated; 2,021,079 and 2,026,553 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	103,094	103,387
Common Stock, no par value: 160,000,000 shares authorized; 51,046,550 and 49,906,058 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	291,791	276,670
Unearned compensation	—	(4,588)
Accumulated other comprehensive loss	(26,339)	(27,683)
Retained earnings	468,364	428,225

Total equity	836,910	776,011

Total liabilities and total equity	$7,333,355	$7,120,969

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
INTEREST INCOME
Loans	$94,781	$84,135	$272,813	$237,486
Securities:
Taxable	17,537	15,117	49,191	47,196
Tax - exempt	1,083	1,015	3,130	2,992

Total interest on securities	18,620	16,132	52,321	50,188
Other interest income	515	443	857	884

Interest income	113,916	100,710	325,991	288,558

INTEREST EXPENSE
Deposits	33,515	19,776	85,218	55,396
Long-term borrowings	12,953	9,648	34,941	24,829
Short-term borrowings	3,674	3,290	9,604	8,870

Interest expense	50,142	32,714	129,763	89,095

Net interest income	63,774	67,996	196,228	199,463
Reversal of provision for credit losses	(443)	(3,352)	(8,333)	(2,778)

Net interest income after reversal of provision for credit losses	64,217	71,348	204,561	202,241

NON-INTEREST INCOME
Insurance commissions and fees	41,757	39,974	126,961	117,319
Rental revenue on operating leases	4,632	4,901	14,686	13,396
Service charges and other fees	2,363	2,496	7,271	7,915
Income on bank owned life insurance	2,038	1,877	5,871	5,679
Loan and international banking fees	1,960	1,663	5,473	5,789
Trust fees	1,059	1,074	3,241	3,200
Security gains, net	40	43	213	342
Gains on sale of loans	(14)	100	(14)	306
Other income	1,617	2,361	8,553	4,977

Total non-interest income	55,452	54,489	172,255	158,923

OPERATING EXPENSES
Compensation and benefits	52,548	50,745	161,977	149,202
Occupancy and equipment	11,896	11,278	35,459	32,838
Legal costs and other professional fees	5,074	4,671	12,711	12,720
Depreciation - operating leases	3,665	4,108	11,673	11,213
Amortization of intangibles	1,678	1,886	5,007	6,041
Other expenses	16,220	11,936	40,854	37,688

Total operating expenses	91,081	84,624	267,681	249,702

Income before provision for income taxes and cumulative effect of accounting change	28,588	41,213	109,135	111,462
Provision for income taxes	10,076	15,626	39,734	41,690

Income before cumulative effect of accounting change	18,512	25,587	69,401	69,772
Cumulative effect of accounting change, net of tax	—	—	130	—

Net income	$18,512	$25,587	$69,531	$69,772

Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.33	$0.47	$1.27	$1.26
Cumulative effect of change in accounting principle	—	—	0.01	—

	$0.33	$0.47	$1.28	$1.26

Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.32	$0.44	$1.24	$1.16
Cumulative effect of change in accounting principle	—	—	—	—

	$0.32	$0.44	$1.24	$1.16

Cash dividend declared per share of Common Stock	$0.1575	$0.1500	$0.4725	$0.4500

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net income	$18,512	$25,587	$69,531	$69,772

Other comprehensive income/(loss):
Unrealized net gains/(losses) on securities:
Unrealized net holding gains / (losses) (net of taxes arising during the period of $6.7 million and $(5.3) million for the three months ended September 30, 2006 and 2005, and $900,000 and $(3.9) million for the nine months ended September 30, 2006 and 2005, respectively)	9,587	(7,292)	1,256	(5,358)
Less: Reclassification adjustment for net gains included in net income, net of taxes	(24)	(25)	(124)	(198)

Net change	9,563	(7,317)	1,132	(5,556)
Additional minimum pension liability adjustments (net of taxes of $50,000 and $150,000 for the three and nine months ended September 30, 2006 and $0 for the three and six months ended September 30, 2005, respectively)	71	—	212	—

Other comprehensive income / (loss)	9,634	(7,317)	1,344	(5,556)

Comprehensive income	$28,146	$18,270	$70,875	$64,216

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the periods indicated (Dollars in thousands, except per share amounts)	Common Stock		Unearned compensation	Accumulated other comprehensive loss	Retained earnings	Series B Preferred Stock	Total shareholders’ equity
	Shares	Amount
Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	$103,387	$776,011
Income before cumulative effect of accounting change	—	—	—	—	69,401	—	69,401
Cumulative effect of accounting change - adpotion of SFAS 123R	—	(4,812)	4,588	—	130	—	(94)

Net income					69,531
Other comprehensive income, net of taxes	—	—	—	1,344	—	—	1,344
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(290)	(290)
Conversion of convertible preferred stock	87	3	—	—	—	(3)	—
Stock-based compensation on stock options and restricted stock grants	—	3,961	—	—	—	—	3,961
Stock options exercised	705,242	12,963	—	—	—	—	12,963
Tax benefit on stock options exercised	—	2,144	—	—	—	—	2,144
Restricted stock grants	403,148	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	32,015	862	—	—	—	—	862
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(5,495)	—	(5,495)
Cash dividend declared of $0.4725 per share of Common Stock	—	—	—	—	(23,897)	—	(23,897)

Balance, September 30, 2006	51,046,550	$291,791	$—	$(26,339)	$468,364	$103,094	$836,910

Balance, December 31, 2004	51,179,450	$263,190	$(1,907)	$(18,474)	$416,441	$103,816	$763,066
Net income	—	—	—	—	69,772	—	69,772
Other comprehensive loss, net of taxes	—	—	—	(5,556)	—	—	(5,556)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(108)	(108)
Conversion of convertible preferred stock	7,407	286	—	—	—	(227)	59
Stock-based compensation on restricted stock grants	—	—	(467)	—	—	—	(467)
Stock options exercised	619,772	10,111	—	—	—	—	10,111
Restricted stock grants	169,275	4,146	(2,552)	—	—	—	1,594
Stock issued in Employee Stock Purchase Plan	102,991	2,145	—	—	—	—	2,145
Stock issued in Dividend Reinvestment Plan	26,576	687	—	—	—	—	687
Stock repurchased	(1,680,129)	(8,788)	—	—	(33,952)	(775)	(43,515)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(5,516)	—	(5,516)
Cash dividend declared of $0.4500 per share of Common Stock	—	—	—	—	(22,865)	—	(22,865)

Balance, September 30, 2005	50,425,342	$271,777	$(4,926)	$(24,030)	$423,880	$102,706	$769,407

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Cash flows - operating activities
Net income	$69,531	$69,772
Reconcilement of net income to operating cash flows, net
Reversal of provision for credit losses	(8,333)	(2,778)
Depreciation and amortization	19,839	21,413
Amortization of intangible assets	5,007	6,532
Accretion of discount on borrowings	115	683
Deferred income taxes	(5,163)	(4,981)
Share-based compensation, net of cumulative effect of adoption	3,737	1,126
Tax benefit on the exercise of share-based awards	2,144	—
Excess tax benefit on the exercise of share-based awards	(1,843)	—
(Gain) / loss on sale of loans	14	(306)
Securities gains, net	(213)	(342)
(Gain) / loss on other securities and other investments, net	(5,624)	—
(Gain) / loss on of disposal of property, premises and equipment	(691)	1,009
Income on bank owned life insurance policies	(5,871)	(5,546)
Donation of appreciated securities and other assets to the Greater Bay Bancorp Foundation	613	—
Loss on retirement of long-term borrowings	3,188	—
Changes in assets and liabilities:
Insurance premiums receivable	(3,884)	(9,092)
Accrued interest receivable and other assets	(18,017)	8,601
Accrued interest payable and other liabilities	(1,698)	(5,511)

Operating cash flows, net	52,851	80,580

Cash flows - investing activities
Maturities and partial paydowns on securities:
Held-to-maturity	45,805	115,984
Available-for-sale	102,705	193,721
Other securities and other investments	1,830	—
Purchase of securities:
Held-to-maturity	(47,329)	(97,898)
Available-for-sale	(169,143)	(132,157)
Other securities and other investments	(11,202)	(30,612)
Proceeds from sale of securities:
Available-for-sale	1,000	45,274
Other securities and other investments	1,280	9,187
Dividends received on other securities and other assets	149	—
Loans originated and purchased net of principal collections	(110,027)	(205,785)
Proceeds from sale of loans	—	1,602
Payment for business combinations	(10,077)	(35,971)
Purchase of property, premises and equipment	(5,784)	(29,433)
Proceeds from disposal of property, premises and equipment	2,956	944
Purchase of insurance policies	(934)	—

Investing cash flows, net	(198,771)	(165,144)

(Continued on next page)

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (CONTINUED)

	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Cash flows - financing activities
Net change in deposits	559	(87,423)
Net change in short-term borrowings with original maturities of three months or less	22,000	265,000
Proceeds from other short-term borrowings	145,000	257,647
Principal repayment - other short-term borrowings	(90,000)	(449,302)
Proceeds from long-term borrowings	280,668	312,440
Principal repayment - long-term borrowings	(4,121)	(4,070)
Repurchase and repayment of CODES	(81,672)	(149,047)
Redemption of trust preferred securities	(103,500)	—
Proceeds from exercise of stock options	12,963	10,111
Excess tax benefits on the exercise of share-based awards	1,843	—
Proceeds from other sale of Common Stock	862	2,732
Repurchase of Common Stock	—	(42,740)
Repurchase of convertible preferred stock	—	(775)
Cash dividends on Common Stock	(23,400)	(22,865)
Cash dividends on convertible preferred stock	(5,495)	(5,516)
Dividends paid on preferred stock of real estate investment trusts	(1,368)	—

Financing cash flows, net	154,339	86,192

Net change in cash and cash equivalents	8,419	1,627
Cash and cash equivalents at beginning of period	152,153	171,657

Cash and cash equivalents at end of period	$160,572	$173,284

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$123,905	$88,109

Income taxes	$51,291	$46,439

Non-cash transactions:
Conversion of convertible preferred stock	$3	$227

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Balance Sheet as of September 30, 2006, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows, and Shareholders’ Equity for the three and nine months ended September 30, 2006 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2006.

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

ABD, with offices located in California, Colorado, Nevada, Oregon, and Washington, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients nationally. ABD markets commercial, property and casualty, employee benefits, life and retirement insurance products, and provides consulting services to clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employees’ retirement plans.

Consolidation and Basis of Presentation

Our accounting and reporting policies conform to generally accepted accounting principles (or “GAAP”) applicable in the United States, and the prevailing practices within the banking industry. The unaudited consolidated financial statements include the accounts of our holding company, and those subsidiaries that qualify for consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. We wholly own six trust subsidiaries that were formed for the purpose of issuing Trust Preferred Securities. These trust subsidiaries are not included in our consolidated results, as we are not deemed to be their primary beneficiary. We also have other investments that are accounted for under the equity method pursuant to Accounting Principles Board (or “APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” None of these equity investments meets the requirements for consolidation.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, interest-earning deposits in other banks, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal funds are sold for one-day periods. The Bank is required by the Board of Governors of the Federal Reserve System (or “Federal Reserve”) to maintain non-interest-earning cash reserves against certain deposit accounts. The required reserves totaled $5.0 million at both September 30, 2006 and at December 31, 2005.

Interest-earning assets included in cash and cash-equivalents are comprised of interest-earning deposits in other banks of $10.7 million at September 30, 2006 and $9.8 million at December 31, 2005. There were no other interest-earning assets included in cash and cash-equivalents at those dates.

Securities

We classify our securities in one of three categories: available-for-sale, held-to-maturity, and trading. Held-to-maturity securities are those securities that we have the intent and ability to hold until maturity. Securities acquired for the purpose of selling them in the near term are classified as trading securities. Securities not included in held-to-maturity or trading are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale and trading securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities, net of the related deferred tax effect, are reported as a separate component of shareholders’ equity until realized. Unrealized gains and losses on trading securities are recognized in current period income.

Share-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (or “SFAS”) No. 123R (revised 2004), “Share-Based Payment” (or “SFAS No. 123R”), which requires the measurement and recognition of share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). In March 2005, the Securities and Exchange Commission (or “SEC”) issued Staff Accounting Bulletin No. 107 (or “SAB 107”) relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R. As of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

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

Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Stock-Based Compensation,” as amended (or “SFAS No. 123”). Accordingly, no compensation cost has been recognized for stock options granted, other than compensation related to stock option modifications where applicable, as the exercise prices of the options are at fair value of the underlying common stock on the date of grant prior to December 31, 2005. There also was no share-based compensation expense related to our employee stock purchase plan recognized during the three and nine months ended September 30, 2005. That plan was terminated on September 30, 2005.

We use the straight-line single option method of attributing the value of share-based compensation to expense for all employee share-based payment awards. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Share-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The assumptions used in the Black-Scholes option pricing model are described in “Note 9 – Share-Based Compensation” of the Notes to Consolidated Financial Statements.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Prior to January 1, 2006, under the provisions of SFAS No. 123, we elected not to recognize compensation expense for stock option grants and our employee stock purchase plan based on the fair value method. If compensation costs for our stock option plan and employee stock purchase plan had been determined consistent with SFAS No. 123, during 2005, our net income per common share would have been reduced to the pro forma amounts indicated below during the periods indicated:

(Dollars in thousands, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$25,587	$69,772
Add: stock-based compensation expense included in reported net income, net of related tax effects	296	659
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,159)	(6,310)

Pro forma net income	$23,724	$64,121

Basic net income per common share:
As reported	$0.47	$1.26
Pro forma (1)	$0.43	$1.15
Diluted net income per common share:
As reported	$0.44	$1.16
Pro forma (1)	$0.41	$1.06

(1)	In our quarterly report on Form 10-Q for the period ended September 30, 2005, we reported pro forma basic net income per common share of $0.43 and $1.17 for the three and nine months, respectively, and pro forma diluted net income per common share of $0.41 and $1.07 for the three and nine months, respectively. We have determined that in prior periods the tax benefit related to incentive stock options had been improperly computed in determining our disclosed pro forma stock-based employee compensation cost, net of tax. We completed our evaluation of the error and determined that an adjustment was necessary to revise the disclosure for the pro forma stock-based compensation cost, net of tax, along with the resulting pro forma net income, pro forma basic net income per common share, and pro forma diluted net income per common share for 2005 in the table presented above.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Comprehensive Income

We classify items of other comprehensive income or loss by their nature in the consolidated financial statements and display the accumulated other comprehensive loss separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive loss (net of taxes) were as follows for the periods indicated.

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance - June 30, 2006	$(31,014)	$(4,959)	$(35,973)
Other comprehensive income	9,563	71	9,634

Balance - September 30, 2006	$(21,451)	$(4,888)	$(26,339)

Balance - June 30, 2005	$(11,144)	$(5,569)	$(16,713)
Other comprehensive loss	(7,317)	—	(7,317)

Balance - September 30, 2005	$(18,461)	$(5,569)	$(24,030)

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance - December 31, 2005	$(22,583)	$(5,100)	$(27,683)
Other comprehensive income	1,132	212	1,344

Balance - September 30, 2006	$(21,451)	$(4,888)	$(26,339)

Balance - December 31, 2004	$(12,905)	$(5,569)	$(18,474)
Other comprehensive loss	(5,556)	—	(5,556)

Balance - September 30, 2005	$(18,461)	$(5,569)	$(24,030)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 2—SECURITIES

The amortized cost and estimated fair value of securities is summarized below at the dates indicated:

	As of September 30, 2006
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$82,710	$—	$(2,584)	$80,126
Mortgage and mortgage related securities	816,992	83	(29,608)	787,467
Corporate securities	210,822	169	(917)	210,074

Total securities available-for-sale	1,110,524	252	(33,109)	1,077,667
Securities held-to-maturity:
U.S. treasury obligations	17,567	20	—	17,587
Governmental sponsored entity notes	243,614	744	(2,087)	242,271
Tax-exempt securities	91,392	2,302	(156)	93,538
Taxable municipal securities	672	—	(24)	648
Corporate securities	91,444	735	(761)	91,418

Total securities held-to-maturity	444,689	3,801	(3,028)	445,462
Other securities	49,753	—	—	49,753

Total securities	$1,604,966	$4,053	$(36,137)	$1,572,882

	As of December 31, 2005
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$57,710	$—	$(1,810)	$55,900
Mortgage and mortgage related securities	900,911	3	(31,706)	869,208
Corporate securities	86,505	2	(720)	85,787

Total securities available-for-sale	1,045,126	5	(34,236)	1,010,895
Securities held-to-maturity:
U.S. treasury obligations	22,973	13	—	22,986
Governmental sponsored entity notes	243,960	622	(1,620)	242,962
Tax-exempt securities	82,695	2,193	(153)	84,735
Taxable municipal securities	857	—	(20)	837
Corporate securities	91,427	686	(813)	91,300

Total securities held-to-maturity	441,912	3,514	(2,606)	442,820
Other securities	40,777	—	—	40,777

Total securities	$1,527,815	$3,519	$(36,842)	$1,494,492

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Other Securities

Other securities includes investments in Federal Reserve Bank and FHLB stock, marketable equity securities and other equity securities that do not have readily determinable fair values. Other securities are summarized below at the dates indicated:

	Carrying value
(Dollars in thousands)	September 30, 2006	December 31, 2005
Federal Reserve Bank and FHLB stock, at historical cost	$45,795	$39,074
Marketable equity securities - trading, at fair value	2,545	—
Other equity securities, at historical cost	498	621
Marketable equity securities - available-for-sale, at fair value	915	1,082

Total other securities	$49,753	$40,777

Federal Reserve Bank and FHLB stock and other equity securities do not have readily determinable fair values. These securities are carried at historical cost, and are evaluated for impairment based on the ultimate recoverability of the carrying value. Federal Reserve Bank and FHLB stock is required as a condition for membership and support of our activity levels. Other equity securities is primarily comprised of Community Reinvestment Act (or “CRA”) qualified equity securities and unregistered equity securities received through the exercise of warrants received from clients.

Our marketable equity securities all have readily determinable fair values. These equity securities are classified as either available-for-sale or trading and are carried at fair value. Marketable equity securities are comprised of stock of public companies that was received either as distributions from our investments in venture capital funds, through the exercise of warrants received from clients, or in settlement of loans.

Impaired Securities

Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, we evaluate all impaired securities to determine if the impairments are other-than-temporary.

As of September 30, 2006 and December 31, 2005, we had no securities with an other-than-temporary impairment. As of September 30, 2006 and December 31, 2005, we had temporarily impaired securities with a fair value of $1.2 billion and $1.2 billion, respectively, and unrealized losses of $36.1 million and $36.8 million, respectively. Securities that are not impaired had a fair value of $368.5 million at September 30, 2006 and $262.3 million at December 31, 2005, and unrealized gains of $4.1 million at September 30, 2006 and $3.5 million at December 31, 2005.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006
(Dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Duration (years)
Available-for-sale securities:
Governmental sponsored entity notes	$24,228	$(772)	$55,898	$(1,812)	$80,126	$(2,584)	2.14
Mortgage and mortgage related securites	27,081	(212)	747,089	(29,396)	774,170	(29,608)	3.36
Corporate securities	60,881	(93)	22,250	(825)	83,131	(918)	1.32

Total available-for-sale securities	112,190	(1,077)	825,237	(32,033)	937,427	(33,110)	3.08
Held-to-maturity securities:
U.S. treasury obligations	84,147	(671)	108,438	(1,416)	192,585	(2,087)	2.47
Governmental sponsored entity notes	—	—	—	—	—	—	—
Tax-exempt securities	7,806	(34)	8,513	(121)	16,319	(155)	1.52
Taxable municipal securities	—	—	648	(24)	648	(24)	3.80
Corporate securities	16,947	(128)	36,512	(633)	53,459	(761)	2.04

Total held-to-maturity securities	108,900	(833)	154,111	(2,194)	263,011	(3,027)	2.33

Total temporarily impaired securities	$221,090	$(1,910)	$979,348	$(34,227)	$1,200,438	$(36,137)	2.91

(continued)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

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

The temporary declines in the fair value of the securities are primarily attributable to increases in market interest rates, changes in implied interest rate volatility, and changes in the expected time distribution of interest and principal receipts. As of September 30, 2006, there were 265 temporarily impaired securities in these categories, 171 of which have been temporarily impaired for 12 months or longer. The majority of these temporary declines in fair values are in the mortgage-backed and mortgage-related securities (or “MBS”) category. Although MBS securities have contractual maturities of up to 30 years and have interest rate structures ranging from fixed, fixed convertible to adjustable, and adjustable, these securities are subject to contractual amortization and prepayment. Our analysis indicates that the expected interest rate duration for impaired MBS was 3.4 years at September 30, 2006. We closely monitor all of our investments for changes in credit ratings. We do not believe there are any increases in the credit risks attributable to these securities that have given rise to an other-than-temporary impairment. Management has determined that we have the intent and ability to hold these temporarily impaired securities for the period of time necessary to recover their current value impairment. As such, management considers the impairment of these securities to be temporary.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 3—LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS, AND NONPERFORMING ASSETS

Loans

Our loan portfolio is concentrated in the commercial and real estate sectors. As our lending operations are primarily located in a market area that is dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area, a downturn in these sectors could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. The majority of real estate loans is secured by properties located in the San Francisco Bay Area. Multi-family residential loans are generally originated at 80% or less loan to value (“LTV”). Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans are generally originated at 75% or less LTV. Management believes that the risk of significant losses in our loan portfolio is low.

The following table presents the composition of our loan portfolio as of the dates presented:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Commercial (1)	$2,136,235	$2,052,049
Term real estate - commercial	1,362,794	1,389,329

Total commercial	3,499,029	3,441,378
Real estate construction and land	753,416	644,883
Residential mortgage	277,038	266,263
Real estate other	223,373	263,164
Consumer and other (1)	79,131	109,168

Total loans, gross	4,831,987	4,724,856
Deferred costs and fees, net (1)	4,278	3,113

Total loans, net of deferred costs and fees	4,836,265	4,727,969
Allowance for loan and lease losses	(71,323)	(82,159)

Total loans, net	$4,764,942	$4,645,810

(1)	The unamortized initial deferred costs (“IDC”) on capital leases is included in the balance of deferred fees and costs, net. Previously, we reported unamortized IDC along with capital leases in commercial loans and consumer and other loans. We have conformed 2005 to the current presentation. This reclassification did not change the reported balance of total loans, net. As of September 30, 2006 and December 31, 2005, debit balances of $15.4 million and $15.5 million, respectively, of deferred costs and fees on leases were reclassified from commercial loans and consumer loans into net deferred costs and fees.

During the nine months ended September 30, 2006 and the year ended December 31, 2005, we originated lease contracts with an original equipment cost of $34.2 million and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases and recorded as commercial loans.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the composition of the provision for credit losses and the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, June 30, 2006	$71,689	$7,154	$78,843
Charge-offs	(2,651)	—	(2,651)
Recoveries	2,428	—	2,428
Reversal of provision for credit losses	(143)	(300)	(443)

Balance, September 30, 2006	$71,323	$6,854	$78,177

Balance, June 30, 2005	$98,487	$9,099	$107,586
Charge-offs	(3,656)	—	(3,656)
Recoveries	558	—	558
Reversal of provision for credit losses	(2,532)	(820)	(3,352)

Balance, September 30, 2005	$92,857	$8,279	$101,136

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(8,141)	—	(8,141)
Recoveries	5,213	—	5,213
Reversal of provision for credit losses	(7,908)	(425)	(8,333)

Balance, September 30, 2006	$71,323	$6,854	$78,177

Balance, December 31, 2004	$107,517	$6,482	$113,999
Charge-offs	(13,182)	—	(13,182)
Recoveries	3,097	—	3,097
(Reversal of) / provision for credit losses	(4,575)	1,797	(2,778)

Balance, September 30, 2005	$92,857	$8,279	$101,136

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

The methodology used to determine the estimated requirement for the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of two key components: the individual impairment component and the pool analysis component. The following table provides information about these components for at the dates presented:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$7,207	$10,871
Reserve for unfunded credit commitments	121	121

Total individual impairment component	7,328	10,992

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	45,974	49,962
Reserve for unfunded credit commitments	5,579	6,014

Total migration-based pool analysis component	51,553	55,976

Estimated unidentified incurred loss:
Allowance for loan and lease losses	18,142	21,326
Reserve for unfunded credit commitments	1,154	1,144

Total estimated unidentified incurred loss	19,296	22,470

Total reserves:
Allowance for loan and lease losses	71,323	82,159
Reserve for unfunded credit commitments	6,854	7,279

Total reserves	$78,177	$89,438

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

The pool analysis is a migration-based analysis and is performed in two steps. The first step includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates is calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation, and to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss. In the third quarter of 2006, we made a change in modeling assumptions related to the relative improvement in the Bay Area economy compared to the national economy that resulted in a $1.3 million decrease in this component of our allowance for loan and lease losses.

The second step of the pool analysis is an estimate of unidentified, incurred loss. Borrowers are impacted by events that result in loan default and an eventual loss that occurs well in advance of a lender’s knowledge of

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

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

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, other nonperforming assets, restructured loans, and accruing loans past due 90 days or more at the dates indicated.

(Dollars in thousands)	September 30, 2006	December 31, 2005
Nonperforming assets:
Nonaccrual loans	$29,063	$71,094
Other nonperforming assets	603	631

Total nonperforming assets	$29,666	$71,725

Restructured loans on accrual status	$—	$290

Accruing loans past due 90 days or more	$1,269	$—

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

Impaired loans and the related allowance were as follows at the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Impaired loans with an allowance	$17,299	$64,587
Impaired loans without an allowance	11,764	6,507

Total impaired loans	$29,063	$71,094

Allowance for impaired loans	$7,207	$10,871

The average recorded investment in impaired loans, which is computed on a month-end basis, was $23.2 million during the nine months ended September 30, 2006 and $63.0 million during the year ended December 31, 2005. During the three and nine months ended September 30, 2006 and the year ended December 31, 2005, we recognized no interest income within the periods that the loans were deemed impaired. As of September 30, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming assets.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 4—DEPOSITS

Deposits as of September 30, 2006 and December 31, 2005 were as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Demand, noninterest-bearing	$980,050	$1,093,157
MMDA, NOW and savings	2,613,387	3,000,647
Time deposits, $100,000 and over	784,557	741,682
Other time deposits	681,104	223,053

Total deposits	$5,059,098	$5,058,539

Brokered deposits, were $557.7 million and $91.2 million at September 30, 2006 and December 31, 2005, respectively. Brokered deposits are denominated in amounts under $100,000 and therefore are included in other time deposits. Other institutional time deposits were $404.5 million and $402.5 million at September 30, 2006 and December 31, 2005, respectively and are included in time deposits $100,000 and over.

NOTE 5—BORROWINGS

Borrowings as of September 30, 2006 and December 31, 2005 were as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Short-term borrowings:
FHLB advances	$462,000	$250,000
Other short-term notes payable	3,746	3,702

Total short-term borrowings	465,746	253,702

Long-term borrowings:
FHLB advances	225,490	155,567
Subordinated notes	180,929	210,311
5.25% Senior Notes, Series B due June 30, 2008	149,907	149,876
5.125% Senior Notes, Series D due April 15, 2010	149,698	149,641
Zero Coupon Senior Convertible Contingent Debt Securities	—	82,391
Other long-term notes payable	3,203	6,625

Total long-term borrowings	709,227	754,411

Total borrowings	$1,174,973	$1,008,113

We had $7.1 million in interest payable on borrowings at September 30, 2006, compared to $5.9 million at December 31, 2005.

Subordinated Notes

Redemption of GBB Capital V

On August 31, 2006, we redeemed all of the 9% Cumulative Trust Preferred Securities issued by GBB Capital V. In connection with the redemption, we repaid all of the subordinated notes issued by us to GBB Capital V. The subordinated notes had a cumulative principal balance and a carrying value of $106.7 million as of August

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

31, 2006. The redemption of the securities issued by GBB Capital V and the related repayment of subordinated notes were at par. Unamortized debt issuance costs related to these securities totaling $3.2 million was written off as part of this transaction and is included in other expenses.

Issuance by GBB Capital VIII

On June 14, 2006, the holding company issued $77.3 million of junior subordinated notes to GBB Capital VIII (or the “Trust”), a Delaware business trust, which are included in the balance of subordinated notes as of September 30, 2006. The Trust in turn issued $75.0 million of Trust Preferred Securities in a private offering. In accordance with the rules for variable interest entities, those Trust Preferred Securities are not reflected in our liabilities. The holding company also made a $2.3 million investment in all of the common securities issued by this unconsolidated trust on that date, which is included in other assets. The junior subordinated notes are the sole assets of the Trust. The holding company has fully and unconditionally guaranteed all of the obligations of the Trust. Except for the outstanding principal balance, the terms of the junior subordinated notes issued by the holding company to the Trust and the Trust Preferred Securities issued by the Trust are identical.

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

Interest on the subordinated notes and the related issue of Trust Preferred Securities is payable quarterly commencing September 14, 2006 at a fixed rate of 7.064% through June 14, 2011. Thereafter, the Trust Preferred Securities bear interest at an adjustable rate equal to the three-month LIBOR index rate plus 1.63%. Interest is deferrable, at our option, for up to five years.

The junior subordinated notes are redeemable at par prior to maturity at our option on interest payment dates that occur on or after June 14, 2011. The Trust Preferred Securities are required to be redeemed upon the redemption of the related junior subordinated notes. Optional redemption of Trust Preferred Securities is subject to prior approval of the Federal Reserve.

Under applicable regulatory guidelines, the aggregate balance of all Trust Preferred Securities outstanding qualify as Tier I capital up to a certain limit, and the remaining portion qualify as Tier II capital. At September 30, 2006, $175.5 million of the outstanding Trust Preferred Securities qualified as Tier I capital. See Note 9 of the Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information and a description of the Trust Preferred Securities.

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

The CODES due 2024 had embedded derivatives that were recorded at their fair value. The liability for these embedded derivatives had a fair value of $173,000 at the time of the issuance of the CODES due 2024 and less than $1,000 at December 31, 2005. As a result of the retirement of all the outstanding CODES due 2024, this derivative liability was extinguished during 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Other Long-term Borrowings

In March 2005, the holding company entered into a three-year unsecured committed credit facility under which we had $60.0 million available as of September 30, 2006. Under this credit facility, no advances were outstanding at September 30, 2006 and December 31, 2005, no average balances were outstanding during the three and nine months ended September 30, 2006 and the year ended December 31, 2005 and no amounts were outstanding at any month-end during the three and nine months ended September 30, 2006 and the year ended December 31, 2005. We paid commitment fees on this credit facility totaling $89,000 during the nine months ended September 30, 2006 and $284,000 during the same period in 2005. This credit facility requires compliance with certain debt covenants, including (a) prohibitions on the imposition of any encumbrance or lien on certain of our properties; (b) the merger or consolidation of the holding company or any of our subsidiaries with any other person, subject to certain exceptions; (c) incurrence of additional holding company debt not explicitly exempted; and (d) the maintenance of certain capital and financial performance ratios. We were in compliance with all related credit facility covenants at September 30, 2006 and December 31, 2005.

Short-term and Long-term Federal Home Loan Bank (or “FHLB”) Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $582.8 million at September 30, 2006 and $600.9 million at December 31, 2005 and loans with a carrying value of $603.2 million at September 30, 2006 and $595.3 million at December 31, 2005 pledged to the FHLB for both short-term and long-term borrowings. We have additional borrowing capacity for FHLB advances using existing collateral of $282.2 million at September 30, 2006 and $556.0 million at December 31, 2005.

As of September 30, 2006, long-term FHLB advances mature between 2006 and 2011. During the nine months ended September 30, 2006 and the same period in 2005, we paid an average interest rate of 5.05% and 3.94%, respectively, on the long-term advances.

Short-term Borrowings

Short-term borrowings were as follows during the periods indicated:

(Dollars in thousands)	Nine months ended September 30, 2006	Year Ended December 31, 2005
FHLB short-term borrowings:
Average balance	$275,993	$287,884
Highest balance at any month-end	$462,000	$613,050
Average interest rate during the period	4.47%	3.49%
Interest rate on advances outstanding at period end	4.93%	3.85%
Short-term agreements to repurchase:
Average balance	$25,016	$8,041
Highest balance at any month-end	$56,270	$70,603
Average interest rate during the period	4.70%	4.19%
Interest rate on balance outstanding at period end	—	—
Federal funds purchased:
Average balance	$637	$—
Highest balance at any month-end	$—	$—
Average interest rate during the period	4.55%	—
Interest rate on balance outstanding at period end	—	—

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

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

(Dollars in thousands)	September 30, 2006	December 31, 2005
Undrawn loan commitments	$1,487,341	$1,507,314
Commitments under letters of credit	$94,797	$111,964

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $442.0 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being funded. Therefore, the total undrawn loan commitments do not necessarily represent future loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

Guarantees

A guarantee is a contract that contingently requires us to pay a guaranteed party based on changes in the underlying asset, liability, or equity security of the guaranteed party, or a third party’s failure to perform under an obligating guarantee (performance guarantee). In the ordinary course of business, we have issued certain guarantees, which qualify as off-balance sheet arrangements. Those guarantees include the following:

•	Financial standby letters of credit and financial guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. The maximum undiscounted future payments that we could be required to make were $86.3 million at September 30, 2006. Unearned fees on these guarantees were $386,000 at September 30, 2006, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. Our performance under certain of these letters of credit may be guaranteed by a third party, such as the FHLB, in instances where the beneficiaries of the letters of credit require such a guarantee. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows at the date indicated:

(Dollars in thousands)	September 30, 2006
Cash	$27,310
Credit lines	31,211
Blanket liens on business assets	12,137
Real estate	2,723
Other secured	130
Unsecured	12,772

Total	$86,283

•	The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. The combined credit limits on those accounts were $4.8 million at September 30, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Additional Payments for Business Acquisitions

Under the acquisition agreements related to our acquisition of Sullivan & Curtis Insurance Brokers of Washington, LLC (or “S&C”) and Lucini/Parish Insurance, Inc. (or “Lucini/Parish”), we are required to make additional payments to their former shareholders. These payments include: (a) amounts contingent on achieving specified annual operating performance levels, and (b) amounts representing deferred payments that are dependent only on the passage of time. Contingent payments are recognized as goodwill when the final contingencies have been resolved. Deferred payments are recognized as goodwill at the inception of the transaction and the related accrued liability is released at the time of payment.

All potential future payments for S&C are contingent in nature and as of September 30, 2006, the maximum remaining contingent payment is $3.3 million, which will be based on S&C attaining specified operating targets for the 2006 fiscal year. The payment is payable during the first quarter of 2007.

For Lucini/Parish, we deferred $8.2 million in payments to their former shareholders at the close of the acquisition in May 2005 that are payable over three years. On July 14, 2006, a $3.2 million cash payment was made to the former shareholders of Lucini/Parish. The remaining $5.0 million in deferred payments are payable in 2007 and 2008. Additionally, the former shareholders of Lucini/Parish may receive up to $10.0 million in contingent payments based on Lucini/Parish attaining certain operating performance thresholds as established in the acquisition agreement. On July 14, 2006, we paid $2.9 million in such contingent payments. The remaining contingent payments of up to $7.1 million are payable in 2007 and 2008 based on Lucini/Parish’s operating results.

Other Commitments

We have equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in CRA qualified assets for which we have unfunded commitments totaling $9.5 million at September 30, 2006. We have recorded a $708,000 liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for investments in venture capital funds and CRA related investments are not recorded. Those equity investments are described further in Note 15 of the Notes to Consolidated Financial Statements.

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

ABD receives such commissions and override payments, which amounted to $14.3 million during the twelve months ended September 30, 2006, or 8.7% of total ABD commissions and fees. ABD has received and responded to requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD intends to cooperate fully in these investigations.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

In 2005, our outside counsel completed a compliance review of ABD’s contingency commission arrangements and marketing practices. The report concluded that no systemic compliance problems related to contingent commissions were identified. We continue to monitor industry developments in these areas, as well as ABD’s compliance and disclosure practices.

See Note 10 of the Notes to Consolidated Financial Statements for information regarding tax contingencies and uncertain tax positions.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 7—SHAREHOLDERS’ EQUITY

The holding company declared dividends per common share of $0.4725 during the nine months ended September 30, 2006 and $0.60 during the year ended December 31, 2005. We declared and paid cash dividends on the Series B Preferred Stock of $2.71875 per preferred share during the nine months ended September 30, 2006 and $3.625 during the year ended December 31, 2005. On September 12, 2006, we declared a cash dividend of $0.1575 per common share payable on October 16, 2006 to shareholders of record as of October 6, 2006. We recorded a liability for dividends payable on Common Stock of $8.0 million at September 30, 2006 and $7.8 million at December 31, 2005.

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

	For the three months ended September 30, 2006
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$18,512
Dividends on preferred stock	(1,832)

Income available to common shareholders after cumulative effect of accounting change	16,680	50,423,000	$0.33
Effect of dilutive securities:
Stock options and restricted stock grants	—	943,000

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$16,680	51,366,000	$0.32

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

	For the three months ended September 30, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$25,587
Dividends on preferred stock	(1,834)

Income available to common shareholders	23,753	50,698,000	$0.47
Effect of dilutive securities:
Stock options and restricted stock grants	—	878,000
CODES due 2022	1	8,000
CODES due 2024	75	2,426,000
Diluted net income per common share:

Income available to common shareholders after assumed conversions	$23,829	54,010,000	$0.44

	For the nine months ended September 30, 2006
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income before cumulative effect of accounting change per common share:
Income before cumulative effect of accounting change as reported	$69,401
Dividends on preferred stock	(5,486)

Income available to common shareholders before cumulative effect of accounting change	63,915	50,159,000	$1.27
Effect of dilutive securities:
Stock options and restricted stock grants	—	725,000
CODES due 2024	59	652,000
Diluted net income prior to cumulative effect of accounting change per common share:

Income available to common shareholders before cumulative effect of accounting change	$63,974	51,536,000	$1.24

Basic net income per common share:
Net income	$69,531
Dividends on preferred stock	(5,486)

Income available to common shareholders	64,045	50,159,000	$1.28
Effect of dilutive securities:
Stock options and restricted stock grants	—	725,000
CODES due 2024	59	652,000
Diluted net income per common share:

Income available to common shareholders after assumed conversions	$64,104	51,536,000	$1.24

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

	For the nine months ended September 30, 2005
(Dollars in thousands, except per share amounts)	Income (numerator)	Shares (denominator)	Per share amount
Basic net income per common share:
Net income	$69,772
Dividends on preferred stock	(5,515)

Income available to common shareholders	64,257	50,891,000	$1.26
Effect of dilutive securities:
Stock options and restricted stock grants	—	927,000
CODES due 2022	5	13,000
CODES due 2024	361	3,993,000
Diluted net income per common share:

Income available to common shareholders after assumed conversions	$64,623	55,824,000	$1.16

The calculations exclude the effect of securities deemed to be anti-dilutive or represent contingently issuable shares that have not met the conditions required to be considered outstanding for purposes of computing diluted net income per common share. Such securities are as follows:

•	Stock options and restricted stock grants — Stock options and restricted stock grants are considered anti-dilutive if assumed proceeds per share are greater than the average market prices of the common stock during the relevant periods. Assumed proceeds include proceeds on the exercise of stock options, unearned compensation for stock options and restricted stock grants, and certain deferred tax benefits for stock options and restricted stock grants. As such, the potential common shares underlying anti-dilutive stock options and restricted stock grants are excluded from the computation of diluted net income per common share. The following indicates the number of shares of our common stock which are available for purchase under stock options and restricted stock grants deemed to be anti-dilutive during the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Stock options	1,920,741	2,140,126	1,948,241	2,823,181
Restricted stock grants	500	—	19,470	—

There were no anti-dilutive restricted stock grants for the three and nine months ended September 30, 2005.

•	Convertible preferred stock — There were 2,021,079 shares of Series B Preferred Stock outstanding at September 30, 2006 compared to 2,013,834 shares outstanding at September 30, 2005. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred stock shareholder. The Series B Preferred Stock was anti-dilutive for all periods presented since the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock was greater than the diluted net income per common share during the period.

•	2005 Long Term Incentive Plan (or “LTIP”)—For the 3-year LTIP performance period beginning 2006 and ending 2008, the LTIP provides for awards to participating executives to be paid in the form of restricted shares of our Common Stock, 50% of which would be fully vested when granted following the completion of the 3-year LTIP performance period. The remaining 50% would vest one year from the date of grant based on the executives’ continued employment. See Note 9 for a further description of these awards. The shares issuable pursuant to awards under the LTIP for the 2006-2008 performance period are considered contingent shares for purposes of computing net income per share. We have not included any shares for this plan in our computation of net income per share as we have not met the minimum threshold for the issuance of shares at September 30, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 9 – SHARE-BASED COMPENSATION

Stock Option Plans

At the May 30, 2006 annual shareholders’ meeting, the shareholders approved the Omnibus Equity Incentive Plan (or the “Omnibus Plan”), which replaced the Amended and Restated 1996 Stock Option Plan, (or the “1996 Plan”), both of which are described below. The compensation expense and related income tax benefit recognized in the income statement for share-based compensation arrangements were as follows for the periods presented:

	Three months ended September 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense	$374	$668	$—	$506
Income tax benefit	(59)	(278)	—	(210)

	$315	$390	$—	$296

	Nine months ended September 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$1,603	$2,555	$—	$1,126
Income tax benefit	(217)	(1,061)	—	(467)

	1,386	1,494	—	659
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$1,386	$1,364	$—	$659

(1)	Stock-based compensation expense for restricted stock during the nine months ended September 30, 2006 includes the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements. Stock-based compensation expense for stock options during the nine months ended September 30, 2006 includes the recognition of expenses related to prior periods of $444,000 based on the review of historical practices associated with the granting of stock options.

The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change that reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants. Share-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in director fees, within other expenses in our consolidated statements of operations. We consider share-based compensation when determining deferral rates for direct costs associated with originating loans. Except for such deferred costs, none of the share-based compensation cost has been capitalized.

The total authorized shares issuable under the Omnibus Plan is 6,000,000 shares and the number of shares available for future grants at September 30, 2006 was 5,812,030 shares. No additional equity awards may be granted under the 1996 Plan. Under the Omnibus Plan, equity awards (including options, restricted shares, performance shares and stock appreciation rights) may be granted to employees, non-employee directors, and consultants. Stock options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of stock options must be no less than the closing price of our stock on the date of grant. The term of equity awards (including options, restricted shares, performance shares, and stock appreciation rights) may not exceed seven years for awards granted under the Omnibus Plan and 10 years for awards previously granted under the 1996 Plan.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Our restricted stock grant agreements issued under the 1996 Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 65. As a result, the service period over which we recognize compensation expense for restricted stock grants does not include any portion of the vesting period that occurs after the grantee reaches age 65. If a grantee is 65 years old or older on the date of grant, all of the compensation costs are expensed on the date of grant. Restricted stock granted to employees and directors who have reached retirement age but have not terminated service is considered to be unvested for purposes of determining the weighted average outstanding shares of common stock as part of our computation of net income per share as the restrictions on those shares will not lapse until the grantees actually retire or the vesting period has passed.

We issue new shares upon the exercise of stock options or the grant of restricted stock. All stock options and restricted stock grants have vesting conditions that include only service conditions; none of the grants contain performance or market vesting conditions. As of September 30, 2006 and for the nine months ended September 30, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors. All of our share-based payment awards qualify for classification as equity.

The fair values for our share-based compensation plans are estimated using the Black-Scholes option-pricing model. Expected term is based on historical employee stock option exercise behavior, the vesting terms of the respective options and the contractual term of seven years for awards granted under the Omnibus Plan and 10 years for awards previously granted under the 1996 Plan. Expected volatility is based on the daily historical volatility of our stock price over the expected term of the option. The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of common stock to the average stock price during the preceding year.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Omnibus Plan:
Expected term (in years)	5.00	n/a	5.00	n/a
Expected volatility	36.2%	n/a	36.4%	n/a
Risk free rate	5.1%	n/a	5.0%	n/a
Dividend yield	2.4%	n/a	2.4%	n/a

1996 Plan:
Expected term (in years)	n/a	5.86	5.87	5.86
Expected volatility	n/a	40.4%	39.8%	43.8%
Risk free rate	n/a	4.2%	4.7%	4.0%
Dividend yield	n/a	2.3%	2.1%	2.4%

Employee stock purchase plan (1):
Expected term (in years)	n/a	0.25	n/a	0.25
Expected volatility	n/a	22.8%	n/a	23.7%
Risk free rate	n/a	3.5%	n/a	3.1%
Dividend yield	n/a	2.3%	n/a	2.1%

(1)	The employee stock purchase plan was terminated effective September 30, 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

A summary of our stock options as of and for the nine months ended September 30, 2006 is presented below:

(Dollars and shares in thousands, except per share amounts)	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2006	6,115	$23.91
Granted	292	$27.37
Exercised	(703)	$18.39
Forfeited	(80)	$17.83
Expired	(218)	$32.80

Outstanding at September 30, 2006	5,406	$24.55	5.71	$19,814

Exercisable at September 30, 2006	4,400	$25.51	5.20	$13,450

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 was $9.11, $9.53, and $10.41, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 was $6.7 million, $6.9 million, and $13.2 million, respectively. We realized $2.2 million in tax benefits from the exercise of stock options during the nine months ended September 30, 2006.

A summary of our unvested restricted stock as of and for the nine months ended September 30, 2006 is presented below:

(Dollars and shares in thousands, except per share amounts)	Shares	Weighted- average grant date fair value
Unvested at January 1, 2006	251	$25.32
Granted	413	$27.35
Vested	(109)	$26.08
Forfeited	(2)	n/a

Unvested at September 30, 2006	553	$26.87

As of September 30, 2006, there was $9.0 million of total unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted-average period of 3.5 years. The total fair value of shares vested during the nine months ended September 30, 2006, and the years ended December 31, 2005 and 2004, was $3.1 million, $786,000, and $405,000, respectively. We also realized $1.3 million in tax benefits from the vesting of restricted stock during the nine months ended September 30, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Awards Under the LTIP for the 2006-2008 Performance Period

In 2006, we made awards to certain executives eligible to participate in the LTIP for the 2006-2008 performance period. Payouts, if any, would be paid in the form of restricted shares of our Common Stock, 50% of which would be fully vested when granted following the completion of the 3-year LTIP performance period. The remaining 50% would vest one year from the date of grant based on the executives’ continued employment in his or her current position (or comparable position). These 2006 LTIP awards are accounted for as performance-based liability awards under SFAS No. 123R. The number of shares to be awarded under the LTIP for the 2006-2008 performance period will be based on the dollar value of the LTIP award divided by the closing fair market value of a share of the Company’s common stock on the date of the grant. The dollar value of the LTIP award is dependent upon our operating cash flow during the performance period, certain dollar maximums established by the Compensation Committee of the Board for the 2006-2008 performance period, and the exercise of negative discretion by the Compensation Committee permitted under the LTIP. However, the aggregate dollar value of the LTIP awards is limited to the cumulative total of 1% of annual operating cash flows of the Company for the applicable three-year performance period. These 2006 LTIP awards also include service conditions through the vesting dates of the restricted stock granted in payment of awards. A maximum pool of $3.2 million in common shares is issuable under the 2006 LTIP awards for all participants.

NOTE 10—INCOME TAXES

Our effective income tax rate during the three and nine months ended September 30, 2006 was 35.3% and 36.4%, respectively, compared to 37.9% and 37.4%, respectively, for the same periods in 2005. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by share-based compensation expense for incentive stock options and individual compensation in excess of Internal Revenue Code Section 162(m) limits (disallowed deductions for certain executive compensation in excess of $1.0 million per year), for which we do not recognize a tax benefit for financial statement purposes.

In 2001, the Bank formed CNB Investment Trust I (or “CNBIT I”) as a real estate investment trust subsidiary. Later that year, the Bank and CNBIT I formed CNB Investment Trust II (or “CNBIT II”) as a real estate investment trust subsidiary. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. CNBIT I and CNBIT II were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the Internal Revenue Service (or “the IRS”) requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment or any other written notice regarding the claimed loss deduction. However, the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the tax cost to us would be approximately $10.7 million plus interest estimated at $985,000. We believe that the loss deduction was claimed in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Our real estate investment trust subsidiaries paid consent dividends to the Bank under the federal REIT rules in 2001 through September 30, 2006 and the CNBIT I deducted such consent dividends for both federal and California tax purposes. From inception through September 30, 2006, we have recognized a cumulative net tax benefit, net of tax reserves, of $2.3 million on these consent dividends. During 2003, the California Franchise Tax Board (or “FTB”) took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns for 2001 and 2002 and paid additional taxes and interest in

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

accordance with the position of the FTB of $578,000 and $3.0 million, respectively, and we plan to file refund claims to protect our original filing position in those years and all future years. We believe that the California tax benefits claimed with respect to the consent dividends were claimed in accordance with relevant California tax law and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenges the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

The FTB commenced an audit of our 2001 and 2002 tax years in the second quarter of 2005. On April 26, 2006, the FTB issued to us a Notice of Proposed Assessment (or “NPA”) concerning bad debt deductions that we claimed in 2001 under the reserve method. The NPA is an FTB proposal only at this stage, not a final determination and we have filed a protest. It is subject to further discussion and analysis at the field level and administrative review and adjustments at the appeals levels. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us. The NPA disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. If the FTB were to be successful in whole in its position in the NPA, we estimate that the net tax cost to us would be approximately $1.4 million, plus interest. In addition to the assessment of additional tax, the NPA asserts that, in the event the FTB is successful in reducing the bad debt deduction claimed by us, it would assert penalties in addition to the amount of tax and interest due with respect to the 2001 tax year. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law and we intend to vigorously contest the position of the FTB in the NPA in appropriate proceedings, if necessary. In addition, even if the FTB were successful in reducing the bad debt deduction claimed by us in 2001, we do not believe we will be subject to additional penalties as asserted by the FTB based on existing California law and the California tax payments made by us under a California amnesty program. Should the FTB successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

The years 2000 through 2005 remain open for both IRS and FTB purposes. The IRS has commenced its examination of the tax returns for 2002 through 2004.

NOTE 11—BUSINESS SEGMENTS

We have four reportable business segments: community banking, treasury, Matsco, and ABD. These segments provide the following services:

•	Community banking operates offices throughout the San Francisco Bay Area, including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, together with Santa Cruz, Marin, Monterey, and Sonoma Counties.

•	Treasury manages our investment portfolio, wholesale fundings, intersegment borrowings and lending, and day-to-day liquidity position. Treasury’s assets and liabilities include our investment portfolio, fed funds sold, and wholesale fundings.

•	Matsco provides dental and veterinarian financing services nationally.

•	ABD, with offices located in California, Colorado, Nevada, Oregon, and Washington, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients nationally. ABD markets commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to its clients enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employees’ retirement plans.

We have four smaller operating segments, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in “all other segments.” The results for these four units are included below in the reconciliation between business segment totals

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

and our consolidated totals. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and the Greater Bay Corporate Finance Group (or “Corporate Finance”) as those units do not meet the definition of an operating segment. Bank administration and operations is comprised of our core administrative functions, including executive management, accounting, finance, information technology, facilities, human resources, legal, internal audit, credit, and risk management. Bank administration and operations also includes back-office administrative functions related to client services, loan services, international banking, and cash management.

Intersegment Revenues and Expenses

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

Intersegment Interest Charges Received and Paid

Community banking and Greater Bay Trust Company are our primary core deposit gathering operating segments and as such earn intersegment interest revenues from treasury on their funds placements. Matsco, Greater Bay Capital, Greater Bay SBA Group, Greater Bay Business Funding (or collectively “our other lending segments”) and community banking fund their loan portfolios with intersegment borrowings from the treasury segment. The following is a summary of intersegment interest charges received/(paid) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Community banking	$23,501	$22,863	$75,262	$70,901
Treasury	$(7,437)	$(11,344)	$(30,975)	$(38,670)
Matsco	$(9,409)	$(7,299)	$(26,384)	$(20,579)
All other segments	$(5,955)	$(4,229)	$(16,259)	$(11,646)

During the three and nine months ended September 30, 2006, intersegment interest revenue received by community banking for placement of customer deposits with treasury was based upon prevailing matched maturity brokered deposit rates available to the Bank in its wholesale funding operations. Community banking received interest revenue from treasury for placement of other non-interest-bearing funds based on the trailing five-year average of the five-year FHLB advance rate. These intersegment community banking revenues were partially offset by interest charges from treasury for funding provided to finance community banking’s loan portfolio. The rate on these intersegment advances was the lower of the matched maturity brokered deposit rate or FHLB advance rate available to the Bank in its wholesale funding operations. During the three and nine months ended September 30, 2005, the interest rate paid by treasury to community banking on excess funds placements was based on the weighted average yield earned on the Bank’s available-for-sale securities. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods. If we had continued to use the previous transfer pricing method during the three and nine months ended September 30, 2006, community banking’s intersegment interest revenues would have been $28.5 million and $82.9 million, respectively, and treasury’s intersegment interest charges would have been $12.4 million and $38.6 million, respectively.

During the three and nine months ended September 30, 2006 and 2005, the rate paid for the net funding by our other lending segments to treasury was based on brokered time deposit rates available to the Bank in its wholesale funding operations. The interest rate maturities of intersegment fundings were matched to the expected interest rate maturities of our other lending segments’ assets. Incremental intersegment funding was provided as needed with interest rate maturities matched to those of newly originated loans adjusted for changes in expected maturities of the units’ seasoned loan portfolios. The rate for the entire intersegment funding pool was reset monthly with the total fundings adjusted to meet unit requirements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

While ABD is primarily funded with equity, it occasionally utilizes intersegment borrowings from the holding company. At September 30, 2006, ABD had $6.5 million in borrowings outstanding from the holding company. There were no such borrowings outstanding at December 31, 2005. ABD paid interest to the holding company totaling $177,000 and $419,000 for the three and nine months ended September 30, 2006 and $190,000 and $372,000 for the three and nine months ended September 30, 2005. ABD also deposits transaction and discretionary cash with community banking. These deposits are eliminated in consolidation.

Other Intersegment Revenues

ABD received insurance commissions and fees from the holding company and the operating segments totaling $111,000 and $478,000 during the three and nine months ended September 30, 2006, respectively, and $96,000 and $323,000 during the same periods in 2005.

All remaining intersegment revenue is not significant to business segment results.

Changes to How We Allocate Certain Liabilities, Revenues, and Expenses Between our Segments

In addition to the changes we made to how we compute the intersegment interest revenue received by community banking, described above, we made the following changes to how we allocate certain liabilities, revenues, and expenses between our segments.

Allowance for Loan and Lease Losses

Effective January 1, 2006, we changed the methodology for computing the allowance for loan and lease losses, the reserve for unfunded commitments and the related provision for credit losses for our business segments. On that date, we began to use the same methodology for our business segments that we also use for the consolidated financial statements. Prior periods have been restated to conform to our current methodology.

Derivative Income Related to Warrant Investment Appreciation

Effective April 1, 2006, we changed the methodology for how we allocate income related to warrant investment appreciation. On that date, we began to attribute such income to the segments that originated those warrants. Previously, we had allocated such income to the holding company. Prior periods have been restated to conform to our current methodology.

Allocation of Internal Deposit Accounts

We have certain deposit accounts that were opened for operational purposes by our holding company. These deposit accounts are eliminated in consolidation. Effective April 1, 2006, we changed the methodology for how we allocate the liability and the related interest expense and fee income for those deposit accounts. On that date, we began to allocate the liability and the related expenses and income for those accounts to bank administration and operations. Previously, we allocated those liabilities and the related expenses and income to community banking. Prior periods have been restated to conform to our current methodology.

Tax Credit Funds

Effective August 1, 2006, we changed the methodology for how we allocate income/losses on our tax credit funds. On that date, we began to attribute such income/losses to bank administration and operations. Previously, we had allocated such income/loss to community banking. Prior periods have been restated to conform to our current methodology.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Intercompany Allocation and the Provision for Income Taxes

Our intercompany allocation for general and administrative expenses is not allocated at the operating segment level. As a result, expenses related to back-office functions, including costs related to certain centralized loan and deposit service functions, are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $3.5 million and $11.0 million during the three and nine months ended September 30, 2006, respectively, and $3.6 million and $11.6 million during the same periods in 2005. Similarly, we do not allocate the provision for income taxes to our operating segments.

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

As of September 30, 2005, we evaluated the results of our specialty finance division on a consolidated basis. With the continuing growth of Greater Bay Capital, we refocused our evaluation of the results of the specialty finance division at the individual unit level during 2005. As a result of this change, effective October 1, 2005, we determined Matsco to be a separate reportable business segment. Additionally, the remaining specialty finance units, Greater Bay Capital, Greater Bay SBA Group, and Greater Bay Business Funding, also have individually been determined to be operating segments. Because those units are not required to be separately reported, their results are included as part of all other segments.

As of September 30, 2005, we voluntarily reported the results of the Greater Bay Trust Company separately in our segment information. As the Greater Bay Trust Company does not meet the requirements for a reportable business segment during the three and nine months ended September 30, 2006 or 2005, its results are also included in all other segments.

Effective January 1, 2006, we began to report the results of our community banking administration unit as part of our community banking business segment. That unit was previously included with the results of our bank administration and operating unit.

We have restated all prior period segment information to conform to the current composition of reportable segments.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended September 30, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$89,386	$20,888	$18,048	$348	$13,099	$141,769	$4,150	$(32,003)	$113,916
Interest expense	26,652	26,078	9,409	201	7,256	69,596	12,549	(32,003)	50,142

Net interest income before
provision for (reversal of) credit losses	62,734	(5,190)	8,639	147	5,843	72,173	(8,399)	—	63,774
Provision for / (reversal of) credit losses	(2,425)	(129)	2,399	—	(288)	(443)	—	—	(443)

Net interest income after
provision for (reversal of) credit losses	65,159	(5,061)	6,240	147	6,131	72,616	(8,399)	—	64,217
Non-interest income	4,133	486	898	41,997	5,817	53,331	3,919	(1,798)	55,452
Operating expenses	13,747	11	3,267	36,320	6,586	59,931	32,948	(1,798)	91,081

Income/ (loss) before provision for income taxes	$55,545	$(4,586)	$3,871	$5,824	$5,362	$66,016	$(37,428)	$—	$28,588

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the three months ended September 30, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$79,136	$18,698	$15,627	$484	$10,477	$124,422	$1,469	$(25,182)	$100,709
Interest expense	16,891	19,087	7,299	240	5,266	48,783	9,112	(25,182)	32,713

Net interest income before
provision for / (reversal of) credit losses	62,245	(389)	8,328	244	5,211	75,639	(7,643)	—	67,996
Provision for / (reversal of) credit losses	(4,989)	(736)	937	—	1,436	(3,352)	—	—	(3,352)

Net interest income after
provision for / (reversal of) credit losses	67,234	347	7,391	244	3,775	78,991	(7,643)	—	71,348
Non-interest income	4,041	942	790	40,445	6,454	52,672	3,600	(1,783)	54,489
Operating expenses	11,658	8	3,235	35,259	6,920	57,080	29,327	(1,783)	84,624

Income/ (loss) before provision for income taxes	$59,617	$1,281	$4,946	$5,430	$3,309	$74,583	$(33,370)	$—	$41,213

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

	For the nine months ended September 30, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$265,296	$58,664	$52,160	$875	$36,617	$413,612	$10,877	$(98,498)	$325,991
Interest expense	72,058	73,915	26,384	505	20,026	192,888	35,373	(98,498)	129,763

Net interest income before
provision for (reversal of) credit losses	193,238	(15,251)	25,776	370	16,591	220,724	(24,496)	—	196,228
Provision for / (reversal of) credit losses	(7,761)	(394)	220	—	(398)	(8,333)	—	—	(8,333)

Net interest income after
provision for (reversal of) credit losses	200,999	(14,857)	25,556	370	16,989	229,057	(24,496)	—	204,561
Non-interest income	11,735	590	2,460	127,668	23,419	165,872	11,923	(5,540)	172,255
Operating expenses	40,119	9	9,775	107,203	22,067	179,173	94,048	(5,540)	267,681

Income/ (loss) before provision for income taxes	$172,615	$(14,276)	$18,241	$20,835	$18,341	$215,756	$(106,621)	$—	$109,135

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the nine months ended September 30, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$233,106	$57,616	$45,817	$1,229	$28,203	$365,971	$4,371	$(81,785)	$288,557
Interest expense	50,131	60,007	20,579	590	14,563	145,870	25,009	(81,785)	89,094

Net interest income before
provision for / (reversal of) credit losses	182,975	(2,391)	25,238	639	13,640	220,101	(20,638)	—	199,463
Provision for / (reversal of) credit losses	(13,305)	2,178	6,712	—	1,637	(2,778)	—	—	(2,778)

Net interest income after
provision for / (reversal of) credit losses	196,280	(4,569)	18,526	639	12,003	222,879	(20,638)	—	202,241
Non-interest income	11,689	1,830	2,607	118,017	18,866	153,009	11,299	(5,385)	158,923
Operating expenses	37,853	21	9,807	97,722	19,425	164,828	90,259	(5,385)	249,702

Income/ (loss) before provision for income taxes	$170,116	$(2,760)	$11,326	$20,934	$11,444	$211,060	$(99,598)	$—	$111,462

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	At September 30, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$3,037,781	$1,760,658	$969,658	$371,220	$645,676	$6,784,993	$839,057	$(290,695)	$7,333,355
Deposits	4,085,238	962,208	—	—	39,374	5,086,820	157,871	(185,593)	5,059,098
Assets under administration	—	—	—	—	642,812	642,812	—	—	642,812

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

	At December 31, 2005
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$3,058,010	$1,698,088	$878,453	$365,384	$607,847	$6,607,782	$858,550	$(345,363)	$7,120,969
Deposits	4,534,527	493,672	—	—	45,808	5,074,007	235,144	(250,612)	5,058,539
Assets under administration	—	—	—	—	633,033	633,033	—	—	633,033

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

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

For the three and nine months ended September 30, 2006, we made contributions of $11,000 and $708,000, respectively, to secular trusts which fund benefits for certain current and former executive officers under their SERPs. We presently anticipate contributing $525,000 to fund the secular trusts during the remainder of 2006.

Net pension cost included the following components for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost-benefits earned during the period	$509	$570	$1,527	$1,709
Interest cost on projected benefit obligation	653	605	1,957	1,814
Amortization of prior service cost	805	805	2,416	2,416
Recognized net actuarial loss	121	145	364	435

Net periodic pension cost	$2,088	$2,125	$6,264	$6,374

NOTE 13—RECENT ACCOUNTING DEVELOPMENTS

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (or “SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method we use, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may be immaterial to the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.”

SAB 108 permits us to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect transition method is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. We have completed our analysis under the “dual approach” of both the previously posted immaterial error corrections as well as the uncorrected errors in recording tax benefits arising from stock option tax deductions and believe that the effect of correction would be material to full year 2006 net income.

We will adopt SAB 108 as of December 31, 2006 and initially apply its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. Upon adoption of SAB 108, we expect to increase net income for the year ending December 31, 2006 by approximately $1.3 million and, as of January 1, 2006, record an increase to common stock of approximately $3.4 million and a reduction in retained earnings of approximately $4.7 million. The increase in net income results from the reversal of entries recorded during the first and second quarters of 2006 to correct immaterial errors related to periods prior to 2006. The increase in common stock relates to previously uncorrected errors in recording tax benefits arising from stock option tax deductions during the years 1996 through 2005, the correction of which is not reflected in the accompanying financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (or “SFAS No. 158”). SFAS No. 158 will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Specifically, SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for the Company.

We are in the process of determining the impact that this proposal will have on our financial statements.

Establishment of Framework and Expanded Disclosures Associated With Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (or “SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes. SFAS No. 157 provides a common definition of fair value to be used throughout the application of GAAP. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This definition of fair value retains the exchange-price notion contained (either explicitly or implicitly) in many earlier GAAP definitions of fair value. However, SFAS No. 157 clarifies that the basis for a fair value measure is the price at which a company would sell or otherwise dispose of its assets or pay to settle a liability (i.e., an exit price), not the market price at which a company acquires its assets or assumes a liability (i.e., not an entry price). SFAS No. 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques but not the valuation techniques themselves.

SFAS No. 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 (2008 for calendar year companies) and to interim periods within those fiscal years.

We are in the process of determining the impact that this proposal will have on our financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the Emerging Issues Task Force (or “EITF”) consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF’s consensus on this issue focuses on the accounting for arrangements in which a company has agreed to share a portion of the value of the insurance policy with the employee. These arrangements are referred to as “split-dollar” arrangements. Entities with split-dollar life insurance policies will have to accrue, for years beginning after December 15, 2007, liabilities and associated expense for those insurance benefits under the same rules that apply when such benefits are provided by means other than life insurance. The provisions of the consensus would be applied through a cumulative effect adjustment to retained earnings with the option of retrospective application.

We are in the process of determining the impact of this issue on our financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4

In September 2006, the FASB ratified the Emerging Issues Task Force (or “EITF”) consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF’s consensus on this issue focuses on how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date and whether the determination should be on an individual or group policy basis. Under the contractual terms of bank-owned life insurance arrangements, amounts other than cash surrender value are potentially available to the insurance contract purchaser and certain surrender charges may be avoided if policies are surrendered on a group rather than an individual basis. This would be effective for fiscal years beginning after December 15, 2006 (2007 for calendar year companies).

We are in the process of determining the impact of this issue on our financial statements and results of operations.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB published FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (or “FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (first quarter of 2007 for calendar year companies). The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. We are in the process of determining the impact the adoption of FIN 48 will have on our results of operations.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

measurement. SFAS 156 is effective as of the beginning of an entity’s fiscal year beginning after September 15, 2006, with earlier adoption permitted as of the beginning of the entity’s fiscal year as long as no financial statements, including interim periods, have been issued.

We did not elect early adoption of SFAS No. 156. We do not expect the adoption of this statement to have a material impact on our financial statements.

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

We are in the process of determining the impact of this issue on our financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

NOTE 14—RELATED PARTY LOANS

We have, and expect to have in the future, banking transactions in the ordinary course of business with directors, executive officers, and their affiliates. These transactions are entered into under terms and conditions equivalent to those entered into in arms’ length transactions and are made subject to approval by the Bank’s Board of Directors. None of these loans is on nonaccrual status. An analysis of total loans to related parties for the periods indicated is presented below:

	Nine months ended September 30,
(Dollars in thousands)	2006	2005
Beginning balance	$52,036	$53,725
Additions	34,190	32,165
Repayments	(20,421)	(44,277)

Ending balance	$65,805	$41,613

Undisbursed commitments	$26,334	$66,069

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

We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest in the entity. The following provides information about our investments in various unconsolidated variable interest entities in which we are not the primary beneficiary:

•	We had investments in low income housing tax credit partnerships totaling $10.5 million at September 30, 2006 and $10.9 million at December 31, 2005. The recorded investment in these partnerships includes the adjusted cost basis of the investments and unfunded commitments totaling $708,000 at September 30, 2006 and $1.1 million at December 31, 2005. We have also recorded a liability for those unfunded commitments. These low income housing tax credit partnerships are passive investments in housing development projects entered into over a period of several years. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Although management does not anticipate any losses in connection with these investments, as with many equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment;

•	We had investments in venture capital funds totaling $10.2 million at September 30, 2006 and $9.6 million at December 31, 2005 that are recorded using the equity method of accounting. There are additional unrecorded and unfunded commitments totaling $2.9 million at September 30, 2006 and $4.2 million at December 31, 2005 on these investments. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related unfunded commitment;

•

We had investments totaling $7.7 million at September 30, 2006 and $5.5 million at December 31, 2005 in partnerships and corporations that invest in CRA qualified assets such as affordable housing and small businesses. These investments are recorded using the equity method of accounting. There are additional

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (CONTINUED)

As of September 30, 2006 and December 31, 2005 and for the

Three Months and Nine Months Ended September 30, 2006 and 2005

unrecorded and unfunded commitments totaling $5.8 million at September 30, 2006 and $4.6 million at December 31, 2005 on these investments. In the event of a decline in the value of these investments, there exists a maximum exposure to loss on these investments that is limited to our current recorded investment and the amount of related unfunded commitment; and

•	At September 30, 2006 and December 31, 2005, we had investments in trusts that issued Trust Preferred Securities, collectively referred to as the Trusts, totaling $5.4 million and $6.3 million, respectively, included in other assets. The Trusts have issued trust preferred securities and purchased subordinated notes from our holding company in capital raising transactions. In accordance with the accounting rules for variable interest entities, the Trusts are not included in our consolidated financial statements and results of operations.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market, and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality, government regulation, our intent to adopt SAB 108 as of December 31, 2006 and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

OVERVIEW

Who We Are

Greater Bay Bancorp is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association and one commercial insurance brokerage subsidiary, ABD. The Bank provides community banking services in the greater San Francisco Bay Area through its community banking organization, including Bank of Petaluma, Coast Commercial Bank, Golden Gate Bank, Mid-Peninsula Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and Santa Clara Valley National Bank. Nationally, the Bank provides customized lending services through its specialty finance group, which includes Matsco, Greater Bay Bank SBA Lending, Greater Bay Business Funding, and Greater Bay Capital. Our commercial insurance brokerage subsidiary, ABD, provides employee benefits consulting and risk management solutions to business clients nationally.

During the three months ended September 2006, we completed a series of rebranding initiatives designed to streamline and reorganize our banking identities in their geographic areas. Three of our banking operations in the Santa Clara Valley - San Jose National Bank, Cupertino National Bank, and Bank of Santa Clara - have been combined under the name “Santa Clara Valley National Bank”. We have also combined two of our operations in the San Francisco Peninsula market - Mid-Peninsula Bank and Bay Area Bank – under the name “Mid-Peninsula Bank”. Our Bay Bank of Commerce operations in San Leandro have assumed the “Greater Bay Bank” name joining with existing Greater Bay Bank offices in Fremont and San Rafael. We also announced the opening of a de novo office in Santa Rosa on August 30 that carries the Greater Bay Bank name, as well as our intention to open an office in Oakland later this year under the Greater Bay Bank name. Our remaining banking operations - Coast Commercial Bank, Golden Gate Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and Bank of Petaluma – were not affected.

Our Lines of Business, Principal Products and Services and Locations of Operations

We provide a wide range of banking and financial services to small and medium-sized businesses, property managers, business executives, real estate developers, professionals, and other individuals. Our lines of business are organized along eight segments, seven of which provide services to our clients, and one that provides services internally to the other segments. The services that these segments provide are as follows:

•	Community banking operates offices throughout the San Francisco Bay Area including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, as well as the surrounding counties of Santa Cruz, Marin, Monterey, and Sonoma.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Matsco provides dental and veterinarian financing services nationally.

•	Greater Bay Capital finances small ticket equipment leases nationally.

•	Greater Bay Business Funding, which offers asset-based lending and accounts receivable factoring products, markets its services nationally. Greater Bay Business Funding includes the combined operations of our CAPCO and Pacific Business Funding units.

•	Greater Bay Bank SBA Lending is an SBA National Preferred Lender and principally operates in the San Francisco Bay Area.

•	ABD has offices located in California, Colorado, Nevada, Oregon, and Washington, and markets commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to clients nationally enabling them to strengthen their risk management programs. ABD also owns a broker-dealer that provides investment advice on behalf of ABD’s clients’ retirement or 401(k) plans.

•	Greater Bay Trust Company provides trust services to support the trust needs of our business and personal clients. These services include, but are not limited to, custodial, escrow agent, investment management, estate planning resources, and employee benefit plan services.

•	Treasury manages our investment portfolio, wholesale fundings, intersegment borrowings and lending, and the day-to-day liquidity position. Treasury’s assets and liabilities include the Bank’s investment portfolio and wholesale fundings.

How Economic Factors Impact Us

We have a significant geographic concentration in the San Francisco Bay Area, and our results are affected by economic conditions in this area. Overall Bay Area economic trends indicate a modest recovery from the downturn that began in 2000. Since 2003, there has been increased employment, higher commercial real estate occupancy rates, and a corresponding step up in rental rates. A further extended recovery period or a decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area is heavily dependent, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

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

procedures are intended to ensure that the process for changing methodologies occurs in a controlled manner. Many accounting policies require management’s judgment to estimate the value of assets, liabilities, commitments, and contingencies. A description of our accounting policies for share-based compensation appears below. A description of our other current accounting policies involving significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Share-Based Compensation

We adopted SFAS No. 123R as of January 1, 2006. SFAS No. 123R requires us to recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. In determining the fair value of stock options, we use the Black-Scholes option pricing model that employs the following assumptions:

•	Expected term, based on historical employee stock option exercise behavior, the vesting terms of the respective option, and the contractual terms of seven or ten years.

•	Expected volatility, based on the daily historical stock price volatility, over the expected term of the option.

•	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

•	Expected dividend yield, based on the ratio of the most recent dividend rate paid per share of common stock to the average stock price during the preceding year.

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

See Note 9 of the Notes to Consolidated Financial Statements for additional information about share-based compensation.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Summary of Results

The following table summarizes net income, net income per common share and key financial ratios for the periods indicated.

	For the three months ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005
Net income	$18,512	$25,587
Basic net income per common share	$0.33	$0.47
Diluted net income per common share	$0.32	$0.44
Return on average assets	1.00%	1.41%
Return on average total shareholders’ equity	8.89%	13.12%

	For the nine months ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005
Net income	$69,531	$69,772
Basic net income per common share	$1.28	$1.26
Diluted net income per common share	$1.24	$1.16
Return on average assets	1.29%	1.32%
Return on average total shareholders’ equity	11.53%	12.09%

Net income decreased 27.7% to $18.5 million, or $0.32 per diluted common share, during the three months ended September 30, 2006 compared to $25.6 million, or $0.44 per diluted common share, for the same period in 2005. This decrease was primarily attributable to the following items during the three months ended September 30, 2006 compared to the same period in 2005:

•	A $6.5 million increase in operating expenses, including $3.2 million in unamortized debt issuance costs written off in connection with the redemption of our 9% Cumulative Trust Preferred Securities, $953,000 in marketing and promotion expenses associated with the rebranding initiatives, $841,000 at ABD related to the opening of new offices in Denver, Oregon, and San Diego, $840,000 in legal and professional fees primarily related to our review of prior period option granting and accounting practices, and a $436,000 increase in occupancy and equipment expense primarily related to the outsourcing of our mainframe data processing operations;

•	A $4.2 million decrease in net interest income, reflecting primarily compression of our net interest margin by 35 basis points on a tax equivalent basis; and

•	A $2.9 million reduction in the reversal of the provision for credit losses.

Offsetting the above items were the following:

•	A $963,000 increase in non-interest income primarily due to a $1.8 million increase in insurance commissions and fees resulting from increased business during 2006. These increases were partially offset by a $1.2 million decrease in gains recognized in connection with the repurchase of CODES during 2005.

The basic and diluted net income per common share calculations for the three months ended September 30, 2006 were affected by a decrease of 2,644,000 shares in the weighted average common stock and potential common shares from the comparable period in 2005 primarily due to the retirement of the CODES due 2024 during the quarter ended March 31, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income decreased 0.3% to $69.5 million, or $1.24 per diluted common share, during the nine months ended September 30, 2006 compared to $69.8 million, or $1.16 per diluted common share, for the same period in 2005. This decrease was primarily attributable to the following items during the nine months ended September 30, 2006 compared to the same period in 2005:

•	An $18.0 million increase in operating expenses, including an $8.2 million increase in expenses related to the timing of the Lucini/Parish acquisition on May 1, 2005, $3.2 million in unamortized debt issuance costs written off as a consequence of redemption of our 9% Cumulative Trust Preferred Securities, $2.0 million in expense at ABD related to the opening of new offices in Denver, Oregon, and San Diego, $689,000 in expenses associated with adjustments to the depreciation of certain fixed assets, $953,000 in marketing and promotion expenses associated with the rebranding initiatives, a $945,000 increase in directors fees primarily related to share-based compensation expense, a $840,000 increase in legal and professional fees primarily related to our review of prior period option granting and accounting practices, and a $436,000 increase in costs resulting from the outsourcing of our mainframe data processing operations;

•	A $5.6 million reduction in the reversal of the provision for credit losses; and

•	A $3.2 million decrease in net interest income, due primarily to compression of our net interest margin by 14 basis points on a tax equivalent basis.

Offsetting the above items were the following:

•	A $13.3 million increase in non-interest income resulting from a $9.6 million increase in insurance commissions and fees primarily due to the timing of the Lucini/Parish acquisition on May 1, 2005, a $2.5 million increase in derivative income, a $1.7 million increase in gains on other investments, a $1.3 million increase in rental revenues on operating leases, and a $1.0 million decrease in losses related to impaired securities. These items were partially offset by a $1.5 million decrease in gains recognized in connection with the repurchase of CODES during 2005.

The basic and diluted net income per common share calculations for the nine months ended September 30, 2006 were affected by a decrease of 4,288,000 shares in the weighted average common stock and potential common shares from the comparable period in 2005 primarily due to the retirement of the CODES due 2024 during the quarter ended March 31, 2006.

See “– Net Interest Income,” “– Reversal of Provision for Credit Losses,” “– Non-interest Income” and “- Operating Expenses” for more information regarding the changes to net income for the periods presented.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

Net interest income for the three months ended September 30, 2006 was $63.8 million, compared to $68.0 million for the same period in 2005. The $4.2 million decrease was primarily due to increases in the rate paid on deposits and borrowings, and higher average balances on deposits and long-term borrowings. This was partially offset by an increase in the yield earned on, and the average balance of, loans. Our net yield earned on interest-earning assets (or “net interest margin”) on a tax-equivalent basis for the three months ended September 30, 2006 was 3.97%, compared to 4.32% for the same period in 2005.

Net interest income for the nine months ended September 30, 2006 was $196.2 million, compared to $199.5 million for the same period in 2005. The $3.2 million decrease was primarily due to increases in the rate paid on deposits and borrowings, and higher average balances on deposits and long-term borrowings. This was partially offset by an increase in the yield earned on, and the average balance of, loans. Our net interest margin on a tax-equivalent basis for the nine months ended September 30, 2006 was 4.20%, compared to 4.34% for the same period in 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income – Results for the Three Months Ended September 30, 2006 and 2005

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities stated on a tax-equivalent basis. Average balances are average daily balances.

	Three months ended September 30,
	2006			2005
(Dollars in thousands)	Average balance	Interest	Average yield / rate	Average balance	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$33,141	$432	5.18%	$45,033	$384	3.38%
Securities:
Taxable	1,509,123	17,537	4.61%	1,446,353	15,117	4.15%
Tax-exempt (1)	91,142	1,590	6.92%	82,724	1,514	7.27%
Other short-term (2)	9,993	83	3.29%	11,923	59	1.96%
Loans (3)(4)	4,785,791	94,781	7.86%	4,699,570	84,135	7.10%

Total interest-earning assets	6,429,190	114,423	7.06%	6,285,603	101,209	6.39%
Noninterest-earning assets	911,348	—		902,363	—

Total assets	$7,340,538	114,423		$7,187,966	101,209

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,719,915	17,036	2.48%	$3,004,193	13,042	1.72%
Time deposits over $100,000	787,289	9,506	4.79%	729,040	5,562	3.03%
Other time deposits	595,200	6,973	4.65%	180,933	1,172	2.57%

Total interest-bearing deposits	4,102,404	33,515	3.24%	3,914,166	19,776	2.00%
Short-term borrowings	299,675	3,674	4.86%	350,989	3,290	3.72%
CODES	—	—	0.00%	93,304	131	0.56%
Subordinated debt	251,677	5,355	8.44%	210,311	4,446	8.39%
Other long-term borrowings	579,694	7,598	5.20%	417,583	5,071	4.82%

Total interest-bearing liabilities	5,233,450	50,142	3.80%	4,986,353	32,714	2.60%
Noninterest-bearing deposits	993,457			1,132,668
Other noninterest-bearing liabilities	274,367			282,409
Minority interest: preferred stock of real estate investment trust subsidiaries	12,796			12,634
Shareholders’ equity	826,468			773,902

Total shareholders’ equity and liabilities	$7,340,538	50,142		$7,187,966	32,714

Net interest income, on a tax-equivalent basis (1)		64,281			68,495
Net interest margin (5)			3.97%			4.32%
Reconciliation to reported net interest income:
Adjustment for tax equivalent basis		(507)			(499)

Net interest income, as reported		$63,774			$67,996

(1)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); prior period presentation has been changed to conform to this presentation.
(2)	Includes average interest-earning deposits in other financial institutions.
(3)	Nonaccrual loans are included in the average balance; prior period presentation has been changed to conform to current period presentation.
(4)	Interest income on loans includes the amortization of deferred fees, net of the amortization of deferred costs. Interest income on loans includes $364,000 and $841,000 of net loan fee amortization for the three months ended September 30, 2006 and 2005, respectively.
(5)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period, annualized.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income – Results for the Nine Months Ended September 30, 2006 and 2005

The following tables present, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities stated on a tax-equivalent basis. Average balances are average daily balances.

	Nine months ended September 30,
	2006			2005
(Dollars in thousands)	Average balance	Interest	Average yield / rate	Average balance	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$18,813	$692	4.92%	$38,412	$789	2.75%
Securities:
Taxable	1,456,380	49,191	4.52%	1,480,290	47,196	4.26%
Tax-exempt (1)	86,718	4,625	7.13%	84,012	4,472	7.12%
Other short-term (2)	9,701	164	2.26%	8,117	95	1.56%
Loans (3)(4)	4,727,539	272,813	7.72%	4,581,382	237,486	6.93%

Total interest-earning assets	6,299,151	327,485	6.95%	6,192,213	290,038	6.26%
Noninterest-earning assets	903,335	—		886,871	—

Total assets	$7,202,486	327,485		$7,079,084	290,038

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,824,987	46,202	2.19%	$3,130,250	39,596	1.69%
Time deposits over $100,000	774,767	25,294	4.36%	662,113	13,175	2.66%
Other time deposits	424,817	13,722	4.32%	151,668	2,625	2.31%

Total interest-bearing deposits	4,024,571	85,218	2.83%	3,944,031	55,396	1.88%
Short-term borrowings	283,572	9,604	4.53%	339,960	8,870	3.49%
CODES	24,758	101	0.55%	154,463	631	0.55%
Subordinated debt	229,066	14,779	8.63%	210,311	13,135	8.24%
Other long-term borrowings	534,221	20,061	5.02%	291,833	11,063	5.00%

Total interest-bearing liabilities	5,096,188	129,763	3.40%	4,940,598	89,095	2.41%
Noninterest-bearing deposits	1,016,102			1,089,518
Other noninterest-bearing liabilities	271,014			264,535
Minority interest: preferred stock of real estate investment trust subsidiaries	12,756			12,599
Shareholders’ equity	806,426			771,834

Total shareholders’ equity and liabilities	$7,202,486	129,763		$7,079,084	89,095

Net interest income, on a tax-equivalent basis (1)		197,722			200,943
Net interest margin (5)			4.20%			4.34%
Reconciliation to reported net interest income:
Adjustment for tax equivalent basis		(1,494)			(1,480)

Net interest income, as reported		$196,228			$199,463

(1)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); prior period presentation has been changed to conform to this presentation.
(2)	Includes average interest-earning deposits in other financial institutions.
(3)	Nonaccrual loans are included in the average balance; prior period presentation has been changed to conform to current period presentation.
(4)	Interest income on loans includes the amortization of deferred fees, net of the amortization of deferred costs. Interest income on loans includes $1.2 million and $838,000 of net loan fee amortization for the three months ended September 30, 2006 and 2005, respectively.
(5)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period, annualized.

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

	Three months ended September 30, 2006 compared with the same period of 2005 favorable / (unfavorable)			Nine months ended September 30, 2006 compared with the same period of 2005 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$(119)	$167	$48	$(363)	$266	$(97)
Other short-term investments	(11)	35	24	21	48	69
Securities:
Taxable	681	1,739	2,420	(381)	2,376	1,995
Tax-exempt	151	(75)	76	146	7	153
Loans	1,558	9,088	10,646	7,782	27,806	35,588

Total interest income	2,260	10,954	13,214	7,205	30,503	37,708

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	1,326	(5,320)	(3,994)	2,211	(8,817)	(6,606)
Time deposits over $100,000	(477)	(3,467)	(3,944)	(2,548)	(9,571)	(12,119)
Other time deposits	(4,286)	(1,515)	(5,801)	(7,481)	(3,616)	(11,097)

Total interest-bearing deposits	(3,437)	(10,302)	(13,739)	(7,818)	(22,004)	(29,822)
Short-term borrowings	527	(911)	(384)	992	(1,726)	(734)
CODES	66	65	131	529	1	530
Subordinated debt	(883)	(26)	(909)	(1,074)	(570)	(1,644)
Other long-term borrowings	(2,100)	(427)	(2,527)	(8,955)	(43)	(8,998)

Total interest expense	(5,827)	(11,601)	(17,428)	(16,326)	(24,342)	(40,668)

Net increase (decrease) in net interest income	$(3,567)	$(647)	$(4,214)	$(9,121)	$6,161	$(2,960)

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Credit Losses

The following schedule shows the allowance for loan and lease losses and reserve for unfunded commitments as well as the related provision for credit losses and net charge-offs for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, June 30, 2006	$71,689	$7,154	$78,843
Charge-offs	(2,651)	—	(2,651)
Recoveries	2,428	—	2,428
Reversal of provision for credit losses	(143)	(300)	(443)

Balance, September 30, 2006	$71,323	$6,854	$78,177

Balance, June 30, 2005	$98,487	$9,099	$107,586
Charge-offs	(3,656)	—	(3,656)
Recoveries	558	—	558
Reversal of provision for credit losses	(2,532)	(820)	(3,352)

Balance, September 30, 2005	$92,857	$8,279	$101,136

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(8,141)	—	(8,141)
Recoveries	5,213	—	5,213
Reversal of provision for credit losses	(7,908)	(425)	(8,333)

Balance, September 30, 2006	$71,323	$6,854	$78,177

Balance, December 31, 2004	$107,517	$6,482	$113,999
Charge-offs	(13,182)	—	(13,182)
Recoveries	3,097	—	3,097
(Reversal of) / provision for credit losses	(4,575)	1,797	(2,778)

Balance, September 30, 2005	$92,857	$8,279	$101,136

The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments and net charge-offs. The required allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses is dependent upon many factors, including loan portfolio size, loan portfolio product composition, net charge-offs, delinquencies, assessment by management, third parties and banking regulators of the credit quality of the loan portfolio, the value of the underlying collateral on problem loans, and the general economic conditions in our market areas.

The required balance of the allowance for loan and lease losses at September 30, 2006 was $71.3 million, which was $10.8 million lower than the balance at December 31, 2005. This decrease was primarily a result of improved credit quality, a reduction in the assumed future rates of default for the loan and lease portfolio, and a change in modeling assumptions reflecting the relative improvement in the Bay Area economy, which are key

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

factors for estimating allowance requirements. During the third quarter of 2006, we recorded a $143,000 reversal of provision for loan and lease losses to attain the required allowance for loan and lease losses balance at September 30, 2006, after net loan charge-offs of $223,000.

During the nine months ended September 30, 2006, we recorded a $7.9 million reversal provision for loan and lease losses to attain the required allowance for loan and lease losses balance at September 30, 2006, after net loan charge-offs of $2.9 million.

For further information on the allowance for loan and lease losses, the reserve for unfunded credit commitments and nonperforming assets, see “Financial Condition — Nonperforming Assets and Other Risk Factors” and “Financial Condition – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

The following table sets forth information by category of non-interest income for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Insurance commissions and fees	$41,757	$39,974	$126,961	$117,319
Rental revenue on operating leases	4,632	4,901	14,686	13,396
Service charges and other fees	2,363	2,496	7,271	7,915
Income on bank owned life insurance	2,038	1,877	5,871	5,679
Loan and international banking fees	1,960	1,663	5,473	5,789
Trust fees	1,059	1,074	3,241	3,200
Security gains, net	40	43	213	342
Gains on sale of loans	(14)	100	(14)	306
Other income	1,617	2,361	8,553	4,977

Total non-interest income	$55,452	$54,489	$172,255	$158,923

Non-interest income increased during the three months ended September 30, 2006, compared to the same period in 2005 primarily due to increases in insurance commissions and fees and, to a lesser extent, increases in loan and international banking fees and in gains on certain other investments. Those increases were partially offset by decreases in gains recognized in connection with the repurchase of CODES, rental revenue on operating leases, other derivative income, and service charges and other fees.

Non-interest income increased during the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to increases in insurance commissions and fees and derivative income. Other contributing factors included increases in gains on other investments, rental revenue on operating leases, and a decrease in losses related to impaired securities. These increases were partially offset by decreases in gains recognized in connection with the repurchase of CODES, loan and international banking fees, and service charges and other fees.

Insurance commissions and fees increased by $1.8 million during the three months ended September 30, 2006, compared to the same period in 2005 resulting from increased business during 2006. Insurance commissions and fees increased by $9.6 million during the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to the timing of the Lucini/Parish acquisition on May 1, 2005. Lucini/Parish generated insurance commissions and fees of $19.3 million during the nine months ended September 30, 2006 compared to $9.2 million during the period from its acquisition on May 1, 2005 through September 30, 2005. See Note 6 under the heading “Contingencies” of the Notes to Consolidated Financial Statements for information related to ABD’s receipt of requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers and other related matters.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rental revenues on operating leases represent fees earned on operating equipment leases financed by Greater Bay Capital. The $269,000 decrease for the three months ended September 30, 2006, compared to the same period in 2005 reflects operating lease portfolio attrition. Beginning in the third quarter of 2005, we ceased originating operating leases in favor of structuring new leases at inception as direct financing leases. The $1.3 million increase in rental revenues for the nine months ended September 30, 2006, compared to the same period in 2005 reflects the growth in the equipment lease portfolio during the first nine months of 2005.

Service charges and other fee income decreased primarily due to the decline in demand deposit account balances.

Other income also includes a $59,000 net loss and $4.0 million net gain during the three and nine months ended September 30, 2006, respectively, on derivatives marked to market through earnings compared to $106,000 and $1.5 million gains during the same periods in 2005. The derivative gains in the first nine months of 2006 included $4.0 million in income related to warrant investment appreciation. Gains during the nine months ended September 30, 2005 include $1.3 million in gains related to the change in market value of purchased residential mortgage loans between price commitment and settlement dates.

We own certain other investments in low income housing tax credit partnerships, venture capital funds, and CRA qualified investments that are included in other assets. Gains and losses from the application of the equity method of accounting for these investments are recorded in other income. We earned net gains on those investments of $120,000 and $665,000 for the three and nine months ended September 30, 2006, respectively, and net gains of $47,000 for the three months ended September 30, 2005 and net losses of $1.1 million for the nine months ended September 30, 2005.

During 2005, we determined that the impairment on shares of Fannie Mae preferred stock and Freddie Mac preferred stock held in our securities portfolio was other-than-temporary. As a result, we recorded a $1.0 million charge to other income during the first quarter of 2005. We subsequently sold these impaired securities and recovered $6,000 of the impairment charge. There were no such impairment charges during 2006 or the three months ended September 30, 2005.

In connection with the repurchase of 114,662 and 163,162 units of the CODES due 2024 in privately negotiated transactions during the three and nine months ended September 30, 2005, respectively, we recognized gains of $1.2 million and $1.5 million, respectively, on the repurchase of these units, which was included in other income. No such gains or losses on the repurchase of CODES were recognized during the same periods in 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

The following table sets forth the major components of operating expenses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Compensation and benefits	$52,548	$50,745	$161,977	$149,202
Occupancy and equipment	11,896	11,278	35,459	32,838
Legal costs and other professional fees	5,074	4,671	12,711	12,720
Depreciation - operating leases	3,665	4,108	11,673	11,213
Marketing and promotion	2,879	1,995	7,012	5,355
Telephone, postage and supplies	2,189	2,310	6,396	6,160
Amortization of intangibles	1,678	1,886	5,007	6,041
Data processing	1,281	1,258	3,619	4,061
Insurance	1,126	1,073	3,346	3,238
estate investment trusts	456	456	1,368	1,368
FDIC insurance and regulatory assessments	426	424	1,362	1,213
Directors fees	419	299	2,058	1,415
Contribution to the Greater Bay Bancorp Foundation	378	—	1,278	900
Correspondent bank fees	279	374	882	998
Client service expenses	—	178	323	602
Dividends paid on preferred stock of real
Other expenses	6,787	3,569	13,210	12,378

Total operating expenses	$91,081	$84,624	$267,681	$249,702

Efficiency ratio	76.39%	69.09%	72.64%	69.67%
Total operating expenses to average assets	4.92%	4.67%	4.97%	4.72%

The primary sources of variance in operating expenses during the three months ended September 30, 2006 compared to the same period in 2005 included the following:

•	Compensation and benefits expenses increased during the three months ended September 30, 2006 to $52.5 million, compared to $50.7 million during the same period in 2005. The increase is due in part to $841,000 in salaries associated with the opening of ABD’s new offices in Denver, Oregon, and San Diego, and a $376,000 increase in share-based compensation resulting from the adoption of SFAS No. 123R described further below. These increases were partially offset by decreases of $1.5 million in bonus expense and $449,000 in commission expense.

•	Occupancy and equipment expenses increased to $11.9 million during the three months ended September 30, 2006, compared to $11.3 million during the same period in 2005. Of this increase, $436,000 was due to costs resulting from the outsourcing of our mainframe data processing operations.

•	Depreciation – operating leases depreciation decreased to $3.7 million during the three months ended September 30, 2006, compared to $4.1 million during the same period in 2005. The decrease reflects a decline in the book value of the operating lease portfolio.

•	Legal costs and other professional fees increased to $5.1 million during the three months ended September 30, 2006, compared to $4.7 million during the same period in 2005 primarily related to $840,000 in costs associated with our review of prior period option granting and accounting practices. This increase was partially offset by reduced costs of $765,000 for Sarbanes-Oxley compliance activities.

•	Marketing and promotion increased to $3.0 million during the three months ended September 30, 2006, compared to $2.0 million during the same period in 2005. The increase was primarily related to $953,000 in expenses associated with the rebranding initiatives during 2006.

•	Amortization of intangibles decreased to $1.7 million during the three months ended September 30, 2006, compared to $1.9 million for the three months ended September 30, 2005. We periodically reevaluate the remaining estimated lives of customer expirations based on the actual retention rates of the acquired customers. Based on such revaluations conducted during the third quarter of 2005 and the first quarter of 2006, we increased our estimate of the remaining lives of these expirations. This prospective change in estimate was the primary reason for the decrease in amortization of intangibles.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Other expenses increased to $6.7 million during the three months ended September 30, 2006, compared to $3.6 million for the same period in 2005 primarily related $3.2 million in unamortized debt issuance costs written off in connection with the redemption of our 9% Cumulative Trust Preferred Securities.

The primary sources of variance in operating expenses during the nine months ended September 30, 2006 compared to the same period in 2005 included the following:

•	Compensation and benefits expenses increased during the nine months ended September 30, 2006 to $162.0 million, compared to $149.2 million during the same period in 2005. The increase is primarily due to a $5.6 million increase related to Lucini/Parish resulting from the timing of its acquisition on May 1, 2005, $2.0 million in salaries associated with the opening of ABD’s new offices in Denver, Oregon, and San Diego, $1.5 million in higher commission expense, a $1.5 million increase in share-based compensation resulting from the adoption of SFAS No. 123R described further below, an $840,000 increase in 401(k) matching contributions, a $608,000 increase in bonus expense associated with warrant investment appreciation, and $444,000 of employee share-based compensation resulting from our review of prior period option granting and accounting practices. These increases were partially offset by a decrease of $1.8 million in bonus expense.

•	Occupancy and equipment expenses increased to $35.5 million during the nine months ended September 30, 2006, compared to $32.8 million during the same period in 2005. Of this increase, $436,000 was due to costs resulting from the outsourcing of our mainframe data processing operations, $689,000 was due to expenses associated with adjustments to the depreciation of certain fixed assets, and $648,000 was due to the timing of Lucini/Parish acquisition.

•	Marketing and promotion increased to $7.0 million during the nine months ended September 30, 2006, compared to $5.8 million during the same period in 2005. The increase was primarily related to $953,000 in expenses associated with the rebranding initiatives during 2006.

•	Amortization of intangibles decreased to $5.0 million during the nine months ended September 30, 2006, compared to $6.0 million for the nine months ended September 30, 2005. The decrease reflects the increase in our estimate of the remaining lives of customer expirations as discussed above.

•	Directors fees increased to $2.1 million during the nine months ended September 30, 2006 compared to $1.4 million for the nine months ended September 30, 2005. The increase includes share-based compensation expenses resulting from the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in our restricted stock grant agreements as well as the impact of the adoption of SFAS No. 123R.

•	Other expenses increased to $13.2 million during the nine months ended September 30, 2006, compared to $11.9 million for the same period in 2005. During 2006, other expenses included $3.2 million in unamortized debt issuance costs written off as a consequence of redemption of our 9% Cumulative Trust Preferred Securities.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We adopted SFAS No. 123R using the modified prospective transition method. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Accordingly, share-based compensation costs were recognized only for restricted stock grants during the three and nine months ended September 30, 2005. Share-based compensation expense related to stock options and restricted stock grants was as follows for the periods presented.

	Three months ended September 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense	$374	$668	$—	$506
Income tax benefit	(59)	(278)	—	(210)

	$315	$390	$—	$296

	Nine months ended September 30,
	2006		2005
(Dollars in thousands)	Stock options	Restricted stock	Stock options	Restricted stock
Stock-based compensation expense (1)	$1,603	$2,555	$—	$1,126
Income tax benefit	(217)	(1,061)	—	(467)

	1,386	1,494	—	659
Cumulative effect of accounting change, net of tax	—	(130)	—	—

	$1,386	$1,364	$—	$659

(1)	Stock-based compensation expense for restricted stock during the nine months ended September 30, 2006 includes the recognition of expenses related to prior periods of $1.1 million associated with holders whose vesting may be accelerated due to retirement age provisions in their restricted stock grant agreements. Stock-based compensation expense for stock options during the nine months ended September 30, 2006 includes the recognition of expenses related to prior periods of $444,000 associated with review of historical practices associated with the granting of stock options.

Share-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in director’s fees. Share-based compensation expense included in compensation and benefits was $802,000 and $2.7 million for the three and nine months ended September 30, 2006, respectively, and $322,000 and $699,000 for the same periods in 2005. Share-based compensation expense included in directors’ fees was $240,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, and $184,000 and $428,000 for the same periods in 2005. The adoption of SFAS No. 123R also resulted in a cumulative benefit from accounting change of $130,000, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants.

Our efficiency ratio for the three and nine months ended September 30, 2006 increased compared to the same periods in 2005 as revenues grew at a slower pace than operating expenses. The efficiency ratio is a standard non-GAAP banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. A lowering of the efficiency ratio is achieved by constraining operating expense growth to a rate lower than revenue growth rate. An increase in the efficiency ratio would generally indicate a decrease in overall efficiency. Conversely, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations, or a deterioration of customer service levels. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table shows the computation of our efficiency ratio, excluding ABD. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other banking organizations that do not have significant non-bank operating segments.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Total operating expenses	$91,081	$84,624	$267,681	$249,702
Less: ABD operating expenses	37,411	35,957	110,079	99,798

Total operating expenses without ABD	$53,670	$48,667	$157,602	$149,904

Total revenue	$119,226	$122,485	$368,483	$358,386
Less: ABD total revenue	42,143	40,689	128,037	118,656

Total revenue without ABD	$77,083	$81,796	$240,446	$239,730

Efficiency ratio without ABD	69.63%	59.50%	65.55%	62.53%

Income Taxes

Our effective income tax rate during the three and nine months ended September 30, 2006 was 35.3% and 36.4%, respectively, compared to 37.9% and 37.4%, respectively, for the same periods in 2005. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by share-based compensation expense for incentive stock options and individual compensation in excess of deductible maximums specified in Internal Revenue Code Section 162(m) limits (disallowed deductions for certain executive compensation in excess of $1.0 million per year) for which we do not recognize a tax benefit for financial statement purposes.

See Note 10 of the Notes to Consolidated Financial Statements for further discussion of our income taxes.

FINANCIAL CONDITION

Total assets increased $212.4 million during the nine months ended September 30, 2006 to $7.3 billion.

Securities

Total securities increased $78.5 million during the nine months ended September 30, 2006 to $1.6 billion. At September 30, 2006, $787.5 million, or 50.1%, of our total securities were comprised of mortgage and mortgage related securities compared to $869.2 million, or 58.2%, of our total securities at December 31, 2005. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three and a half years as of September 30, 2006.

See Note 2 of the Notes to Consolidated Financial Statements for information regarding the securities portfolio.

Loans

Our loan portfolio is concentrated in commercial and real estate sectors. Our lending operations are primarily located in a market area that is principally dependent on the technology and real estate industries and supporting service companies within the general San Francisco Bay Area. Thus, a downturn in these sectors could adversely impact our borrowers. This could, in turn, adversely affect us through diminished loan demand and loan credit quality deterioration.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents the composition of our loan portfolio at the dates indicated.

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Commercial (1)	$2,136,235	44.8%	$2,052,049	44.2%
Term real estate - commercial	1,362,794	28.6	1,389,329	29.9

Total Commercial	3,499,029	73.4	3,441,378	74.1
Real estate construction and land	753,416	15.8	644,883	13.9
Residential mortgage	277,038	5.8	266,263	5.7
Real estate other	223,373	4.7	263,164	5.7
Consumer and other (1)	79,131	1.7	109,168	2.3

Total loans, gross	4,831,987	101.4	4,724,856	101.7
Deferred costs and fees, net (1)	4,278	0.1	3,113	0.1

Total loans, net of deferred costs and fees (1)	4,836,265	101.5	4,727,969	101.8
Allowance for loan and lease losses	(71,323)	(1.5)	(82,159)	(1.8)

Total loans, net	$4,764,942	100.0%	$4,645,810	100.0%

(1)	The unamortized initial deferred costs (“IDC”) on capital leases is included in the balance of deferred fees and costs, net. Previously, we reported unamortized IDC along with capital leases in commercial loans and consumer and other loans. We have conformed 2005 to the current presentation. This reclassification did not change the reported balance of total loans, net. As of September 30, 2006 and December 31, 2005, debit balances of $15.4 million and $15.5 million, respectively, of deferred costs and fees on leases were reclassified from commercial loans and consumer loans into net deferred costs and fees.

Total loans, net of deferred costs and fees, increased by $108.3 million from December 31, 2005 to September 30, 2006. The growth in our loan portfolio was achieved despite the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during the period. This increase primarily reflects increases in real estate construction and land loans of $108.5 million and $84.2 million in commercial loans. These increases were partially offset by a decline in commercial term real estate loans of $26.5 million, real estate other loans of $39.8 million and consumer and other loans of $30.0 million.

The following table presents the maturity distribution of our loan portfolio by type and the interest rate structure of such loans at September 30, 2006.

	Term to final loan maturity
	One year or less		One to five years		After five years
(Dollars in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate	Total
Commercial	$192,336	$369,116	$755,639	$193,256	$530,137	$95,751	$2,136,235
Term real estate - commercial	44,872	60,706	262,270	210,382	338,753	445,811	1,362,794
Real estate construction and land	62,470	443,311	115,393	111,914	19,162	1,166	753,416
Residential mortgage	—	—	—	—	—	277,038	277,038
Real estate other	4,251	26,924	15,295	19,390	24,620	132,893	223,373
Consumer and other	8,428	32,527	16,956	12,704	8,430	86	79,131

Total loans, gross	$312,357	$932,584	$1,165,553	$547,646	$921,102	$952,745	$4,831,987

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

(Dollars in thousands)	September 30, 2006	December 31, 2005
Nonperforming assets:
Nonaccrual loans	$29,063	$71,094
Other nonperforming assets	603	631

Total nonperforming assets	$29,666	$71,725

Restructured loans on accrual status	$—	$290

Accruing loans past due 90 days or more	$1,269	$—

Nonaccrual loans to total loans	0.60%	1.50%
Nonperforming assets to total assets	0.41%	1.01%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.64%	1.52%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.42%	1.01%

The amount of gross interest income that would have been recorded for nonaccrual loans for the nine months ended September 30, 2006 and the year ended December 31, 2005, if all such loans had performed in accordance with their original terms, was $3.0 million and $5.6 million, respectively. Included in these totals is $382,000 for the nine months ended September 30, 2006 and $1.1 million for the year ended December 31, 2005 respectively, of recognized interest income prior to loans being classified as nonaccrual.

Restructured loans totaling $4.4 million at September 30, 2006 and $5.3 million at December 31, 2005 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during the nine months ended September 30, 2006 and the year ended December 31, 2005.

There was no interest income from restructured loans on accruing status during the three and nine months ended September 30, 2006 or 2005. The additional interest income that would have accrued on restructured loans on accruing status if they had performed in accordance with their original terms would have been zero during the three and nine months ended September 30, 2006 and 2005.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table presents information concerning our nonaccrual loans at the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Commercial:
Matsco / GBC	$8,323	$8,883
SBA	2,881	6,497
Other	6,458	9,142

Total commercial	17,662	24,522
Real estate:
Commercial	10,939	8,434
Construction and land	323	323
Other	—	33,312

Total real estate	11,262	42,069
Consumer and other	139	4,503

Total nonaccrual loans	$29,063	$71,094

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

All nonaccrual loans (except for certain Matsco and consumer loans) are analyzed individually in order to determine probable loss exposure. If loss exposure is identified for any of these nonaccrual loans, we either write-down the carrying value of the loans in the amount of the estimated loss exposure if such estimated loss is considered certain, or establish a specific reserve in the amount of the estimated loss if such loss is less certain. The amount of specific reserves associated with nonaccrual loans totaled $7.2 million at September 30, 2006 and $10.9 million at December 31, 2005. This reserve accounts for our current estimate of the loss exposure contained within the nonaccrual portfolio.

In accordance with SFAS No. 114, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement, unless the loan is well secured and in the process of collection. In certain circumstances, the determination of loan impairment is subjective and, among other factors, is dependent upon the judgment of management. Changes in the levels of impaired loans affect our nonperforming asset levels and our allowance for loan and lease losses. Impaired loans were $29.1 million at September 30, 2006 and $71.1 million at December 31, 2005. As of September 30, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming loans.

Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

The allowance for loan and lease losses represents management’s estimate of losses inherent in the existing loan portfolio. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by provisions for credit losses charged to expense, loan recoveries, and reduced by negative provisions and loan charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth information concerning our allowance for loan and lease losses at the dates indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2006	2005
Period end gross loans outstanding	$4,831,986	$4,684,369
Average gross loans outstanding	$4,727,539	$4,581,382
Allowance for loan and lease losses:
Balance at beginning of period	$82,159	$107,517
Charge-offs:
Commercial	(7,590)	(7,767)
Term real estate - commercial	—	19

Total commercial	(7,590)	(7,748)
Real estate construction and land	—	(3,110)
Real estate other	(320)	—
Consumer and other	(231)	(2,324)

Total charge-offs	(8,141)	(13,182)

Recoveries:
Commercial	3,896	2,856
Term real estate - commercial	1	(16)

Total commercial	3,897	2,840
Real estate construction and land	916	120
Real estate other	188	—
Consumer and other	212	137

Total recoveries	5,213	3,097

Net charge-offs	(2,928)	(10,085)
Reversal of provision charged to income	(7,908)	(4,575)

Balance at end of period	$71,323	$92,857

Year to date net charge-offs to average loans outstanding during the period, annualized	0.08%	0.29%
Allowance as a percentage of period end loans outstanding	1.48%	1.98%
Allowance as a percentage of nonaccrual loans	245.41%	129.09%

The reversal of provision for credit losses includes the reversal of provision for loan and lease losses, shown in the table above, and the provision for unfunded credit losses. The process used in the determination of the adequacy of the reserve for unfunded credit commitments is consistent with the process for determining the adequacy of the allowance for loan and lease losses. For a schedule showing the composition of the reversal of provision for credit losses and reserves for unfunded credit commitments for the three and nine months ended September 30, 2006 and 2005, see “Results of Operations – Reversal of Provision for Credit Losses,” above.

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

(Dollars in thousands)	September 30, 2006	December 31, 2005
Specific reserves:
Individual loan impairment reserve	$7,207	$10,871
Reserve for unfunded credit commitments	121	121

Total individual impairment component	$7,328	$10,992

The decrease in the individual impairment component from December 31, 2005 to September 30, 2006 resulted from a decrease in estimated loss exposure associated with impaired loans.

Pool Analysis Component

The pool analysis is a migration-based analysis and is performed in two steps. The first step, a migration based pool analysis, includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates are calculated for various risk ratings using historical data. We then adjust these rates to account for the inherent deficiencies in the quality of the underlying data used in the calculation and to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as recent increases in interest rates. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss. In the third quarter of 2006, we made a change in modeling assumptions related to the relative improvement in the Bay Area economy that resulted in a $1.3 million decrease in this component of our allowance for loan and lease losses. This first step of the pool analysis resulted in a required allowance for loan and lease losses and reserve for unfunded credit commitments as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Migration-based pool analysis:
Allowance for loan and lease losses	$45,974	$49,962
Reserve for unfunded credit commitments	5,579	6,014

Total migration-based pool analysis component	$51,553	$55,976

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

(Dollars in thousands)	September 30, 2006	December 31, 2005
Estimated unidentified incurred loss:
Allowance for loan and lease losses	$18,142	$21,326
Reserve for unfunded credit commitments	1,154	1,144

Total estimated unidentified incurred loss	$19,296	$22,470

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

Total Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

Adding together the individual loan impairment component and the two steps of the pool loan analyses, the total allowance for loan and lease losses and reserve for unfunded commitments resulting from our methodology was as follows at the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Allowance for loan and lease losses	$71,323	$82,159
Reserve for unfunded credit commitments	6,854	7,279

Total reserves	$78,177	$89,438

Property, Premises and Equipment

Property, premises and equipment decreased by $18.1 million to $85.9 million at September 30, 2006 compared to $104.0 million at December 31, 2005. The decrease reflects primarily the $13.3 million decline in operating leases, net of accumulated depreciation to $50.8 million at September 30, 2006, from $64.1 million at December 31, 2005. The operating lease portfolio reduction is a result of actions we have taken to qualify newly originated leases as direct financing leases that previously would have been categorized as operating leases.

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

90% minimum lease payment test to determine if the lease contract qualifies as a direct financing lease. During the nine months ended September 30, 2006 and the year ended December 31, 2005, we originated lease contracts with an original equipment cost of $34.2 million, and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases and included in loans.

Deposits

Total deposits increased $559,000 during the first nine months of 2006 to $5.1 billion at September 30, 2006. Total core deposits, which exclude brokered and other institutional time deposits, decreased by $468.0 million during the first nine months of 2006 to $4.1 billion at September 30, 2006. The decrease in core deposits reflected declines in both demand deposit and MMDA, NOW, and savings balances.

Non-interest bearing demand deposits declined $113.1 million during the nine months ended September 30, 2006. Balance attrition for non-interest bearing demand deposits is primarily attributable to the increase in interest rates paid on various alternative interest-bearing investment options available to our depositors. As market interest rates have increased, our depositors have reduced the balances in their non-interest bearing demand deposit accounts.

MMDA, NOW, and savings deposits declined $387.3 million during the nine months ended September 30, 2006. Approximately three-quarters of the decline in these interest-bearing deposit accounts occurred in our specialty account area, which is principally comprised of title, exchange, venture capital, and other large balance relationships. The balance of our deposit decline was experienced in more traditional interest-bearing money market account categories resulting from interest rate competition.

We do not currently expect a near-term recovery of the core deposit decline that occurred during the nine months ended September 30, 2006, and expect core deposit totals to remain flat for the balance of the year relative to the September 30, 2006 balance. We intend to continue using institutional and other non-relationship funding sources to fulfill our funding needs.

See “Net Interest Income” above for additional information regarding the average balances and interest expense on deposits.

Borrowings

Borrowings were $1.2 billion at September 30, 2006 and $1.0 billion at December 31, 2005. At September 30, 2006, borrowings consisted of FHLB advances, securities sold under agreements to repurchase, subordinated notes, senior notes, and other notes payable. Borrowings increased during the first nine months of 2006 primarily due to a $77.3 million issuance of junior subordinated notes to the Trust and by a $282.0 million increase in FHLB advances. This increase was partially offset by a $82.4 million decrease in CODES due 2024 resulting from the holders of that instrument exercising their put option.

See Note 5 of the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q and Note 9 of the Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information and description of borrowing arrangements that existed at December 31, 2005 that remain outstanding at September 30, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Cash Flows

Our liquidity management objective is to maintain the ability to meet obligations as they come due and to allow the Bank to meet the funding needs of its clients while avoiding carrying excess cash and cash equivalent balances due to their low-yielding nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally through FHLB advances, brokered certificates of deposits, securities sold under repurchase agreements, our line of credit facility and capital markets security issuances.

Net cash provided by operating activities totaled $52.9 million for the nine months ended September 30, 2006 and $80.6 million for the same period in 2005.

Cash used by investing activities totaled $198.8 million for the nine months ended September 30, 2006 compared to $165.1 million for the same period in 2005. The net cash used for loans was $110.0 million for the nine months ended September 30, 2006, compared to $205.8 million for the same period in 2005. The decline in net cash used for loans for the nine months ended September 30, 2006, compared to the same period in 2005 was a result of lower loan growth during 2006. The decrease in our 2006 loan growth rate reflects our decision not to purchase loans as we had done in 2005. Net cash used for securities activities, including maturities, partial paydowns, sales and purchases, was $74.9 million for the nine months ended September 30, 2006 as compared to a $103.5 million source of cash during the same period of 2005. The decrease in cash provided by securities activities during the first nine months of 2006 as compared to the same period of 2005 reflects of slowing of the prepayment rate of our securities portfolio and increased securities purchases.

Net cash provided by financing activities was $154.3 million for the nine months ended September 30, 2006 and was $86.2 million for the same period in 2005. Borrowing activities, including new borrowings and repayments, resulted in a $168.4 million source of cash during the first nine months of 2006 compared to a $232.7 million source of cash during the same period in 2005. We manage our borrowing levels based on several factors, including the funding requirements of our loans and our securities portfolio and liquidity requirements of the Bank and our holding company.

As of September 30, 2006, we did not have any material capital expenditure commitments.

Liquidity of the Holding Company

Regulation W restricts non-bank affiliates from accessing funds from a related bank entity. As such, holding company and ABD liquidity is managed separate and apart from Bank liquidity. The holding company provides ABD funds through a $50 million line of credit facility and, as appropriate, capital contributions. In addition to its own operating expenses, the holding company is responsible for the payment of fees, interest and principal on its line of credit, senior notes, and subordinated notes, and the payment of dividends on its capital stock. Substantially all of the holding company’s operating receipts are realized from interest received on its securities portfolio and dividends received from subsidiaries.

During the first quarter of 2006, all of the holders of our outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. The CODES due 2024 were contingently convertible into an aggregate of 2,145,387 shares of our common stock, but were not convertible at the time of the put.

During the second quarter of 2006, the holding company issued $77.3 million of junior subordinated notes to the Trust, which resulted in net cash proceeds to the holding company of $75.0 million. On August 31, 2006, we redeemed all outstanding 9% Cumulative Trust Preferred Securities issued by GBB Capital V. In connection with that redemption, we repaid all of the subordinated notes issued by us to GBB Capital V. The subordinated notes had a cumulative principal balance and a carrying value of $106.7 million as of December 31, 2005. The redemption of the securities issued by GBB Capital V and the related repayment of subordinated notes were at par. Unamortized debt issuance costs related to these securities totaling $3.2 million were written off as part of this transaction. See Note 5 for more information regarding this transaction.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $81.2 million at September 30, 2006. We do not believe that these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

See Note 5 of the Notes to Consolidated Financial Statements for additional information concerning the holding company’s obligations under its line of credit, senior notes, subordinated notes and the CODES.

Capital Resources

Shareholders’ equity is our primary source of capital. The activity in our shareholders’ equity during the nine months ended September 30, 2006 is presented in the consolidated statements of shareholders’ equity. See Note 13 of the Notes to Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the components of shareholders’ equity.

An additional regulatory capital component is the Trust Preferred Securities issued by our subsidiary capital trusts which qualify as Tier I capital up to a maximum of 33% of core capital under applicable regulatory guidelines. Trust Preferred Securities above the Tier I qualifying maximum would qualify as Tier II capital. At September 30, 2006 those subsidiary trusts had $175.5 million in Trust Preferred Securities all of which qualified as Tier I capital.

A banking organization’s total regulatory capital includes two components: core capital (Tier I capital) and supplementary capital (Tier II capital). Core capital, which must comprise at least half of total capital, includes common shareholders’ equity, qualifying perpetual preferred stock, Trust Preferred Securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan and lease losses and the reserve for unfunded credit commitments (subject to certain limitations), other perpetual preferred stock, Trust Preferred Securities (subject to certain limitations), certain other capital instruments and term subordinated notes (subject to certain limitations). Our major capital components are shareholders’ equity and Trust Preferred Securities in core capital, and the allowance for loan and lease losses and the reserve for unfunded credit commitments in supplementary capital.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Federal Reserve and Office of the Comptroller of the Currency (or “OCC”) have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at September 30, 2006 and December 31, 2005, and related minimum regulatory requirements were as follows:

	Non- regulatory capital ratios		Regulatory capital ratios
	Tangible common equity	Total tangible equity	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
September 30, 2006	6.34%	7.80%	10.63%	12.15%	13.40%
December 31, 2005	5.56%	7.07%	10.41%	12.01%	13.26%
The Bank:
September 30, 2006	10.19%	10.19%	11.67%	13.23%	14.48%
December 31, 2005	10.35%	10.35%	11.90%	13.59%	14.85%
Well-capitalized minimum	N/A	N/A	5.00%	6.00%	10.00%
Adequately capitalized minimum	N/A	N/A	4.00%	4.00%	8.00%

Our tangible total equity to tangible asset ratio increased from 7.07% at December 31, 2005 to 7.80% at September 30, 2006. Our tangible common equity to tangible asset ratio increased from 5.56% at December 31, 2005 to 6.34% at September 30, 2006. These increases are primarily a result of the growth of common shareholders’ equity, resulting primarily from retained earnings increasing at a faster rate than total assets. At September 30, 2006, total goodwill and other intangibles was $287.2 million, the majority of which is related to the ABD acquisition. Based on ABD’s performance and current comparable valuations of recent sales of peer insurance agencies, we believe that ABD is worth more than the recorded goodwill and the value of other intangibles. Tangible equity and the tangible equity ratios are non-GAAP financial measures. We believe that these measures are meaningful in part because they are frequently used by investors and credit rating agencies to measure our financial leverage. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

(Dollars in thousands)	September 30, 2006	December 31, 2005
Common shareholders’ equity	$733,816	$672,624
Less: goodwill and other intangibles	(287,202)	(293,030)

Tangible common equity	$446,614	$379,594
Convertible preferred stock	103,094	103,387

Tangible equity	$549,708	$482,981

Total assets	$7,333,355	$7,120,969
Less: goodwill and other intangibles	(287,202)	(293,030)

Tangible assets	$7,046,153	$6,827,939

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of September 30, 2006.

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Deposits	$5,059,098	$4,806,398	$189,217	$63,471	$12
Long-term borrowings	709,227	—	328,111	200,188	180,928
Other long-term liabilites reflected on the balance sheet in accordance with GAAP	62,208	—	—	—	62,208

Total accrued contractual obligations	5,830,533	4,806,398	517,328	263,659	243,148

Operating lease obligations	104,751	21,861	43,882	9,512	29,496
Purchase obligations	8,787	8,787	—	—	—

Total off-balance sheet arrangements	113,538	30,648	43,882	9,512	29,496

Total contractual obligations	$5,944,071	$4,837,046	$561,210	$273,171	$272,644

Other information:
Contingent payments	$10,104	$3,000	$7,104	$—	$—
Commitments to fund loans	$1,487,341	$1,487,341	$—	$—	$—
Commitments under letters of credit	$94,797	$94,797	$—	$—	$—

The obligations are categorized by their contractual due dates. Approximately $442.0 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See Note 6 of the Notes to Consolidated Financial Statements for a further description of contingent payments.

Purchase obligations include unfunded commitments totaling $8.8 million on certain equity investments in venture capital funds and partnerships and corporations that invest in CRA qualified assets.

RESULTS BY BUSINESS SEGMENTS

We have four reportable business segments, which are community banking, treasury, Matsco, and ABD. In addition, we have four smaller operating segments, Greater Bay Capital, Greater Bay SBA Lending, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. The results for these four units are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of the holding company, bank administration and operations, the Greater Bay Real Estate Lending Group, and Corporate Finance as those units do not meet the definition of an operating segment.

Changes to the Composition of our Reportable Business Segments and Other Information

During 2005, we changed the composition of our reportable business segments and how we allocate certain liabilities, revenues and expenses. We have restated all prior period segment information to conform to the current composition of reportable segments. See Note 11 of the Notes to Consolidated Financial Statements for a description of our business segments, intersegment revenues and expenses, changes to how we allocate certain liabilities, revenues, and expenses between our segments, intercompany allocation and the provision for income taxes, and additional information about the changes to operating segments presented.

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

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate community banking’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$89,386	$79,136	$265,296	$233,106
Interest expense	26,652	16,891	72,058	50,131

Net interest income before reversal of provision for credit losses	62,734	62,245	193,238	182,975
Reversal of provision for credit losses	(2,425)	(4,989)	(7,761)	(13,305)

Net interest income after reversal of provision for credit losses	65,159	67,234	200,999	196,280
Non-interest income	4,133	4,041	11,735	11,689
Operating expenses	13,747	11,658	40,119	37,853

Income before provision for income taxes and intercompany allocation	$55,545	$59,617	$172,615	$170,116

Balance sheet:
Assets	$3,037,781	$3,066,024	$3,037,781	$3,066,024
Deposits	$4,085,238	$4,550,594	$4,085,238	$4,550,594
Other Significant Segment Measures:
Average loans	$3,009,008	$3,110,253	$2,997,009	$3,138,937
Yield earned on loans	8.04%	7.12%	7.88%	6.83%
Net (charge-offs)/recoveries	$1,561	$(1,304)	$1,431	$(5,846)
Average interest-bearing deposits	$3,219,141	$3,504,648	$3,309,467	$3,624,938
Rate paid on deposits	2.68%	1.84%	2.37%	1.78%
Compensation and benefits	$7,792	$6,338	$23,572	$21,060
Interest charges received from other segments and included in net interest income, net	$23,501	$22,863	$75,262	$70,901

During the three months ended September 30, 2006, community banking’s net income before provision for income taxes and intercompany allocations decreased 6.8% to $55.5 million compared to $59.6 million during the same period in 2005. This decrease is primarily due to a decrease in the reversal of provision for credit losses and an increase in operating expenses. For the nine months ended September 30, 2006, community banking’s net income before provision for income taxes and intercompany allocations increased 1.5% to $172.6 million compared to $170.1 million during the same period in 2005. This increase is primarily due to an increase in net interest income, partially offset by a decrease in the reversal of provision for credit losses and an increase in operating expenses.

Net Interest Income after Provision for Credit Losses

Net interest income after reversal of provision for credit losses decreased to $65.2 million during the three months ended September 30, 2006, compared to $67.2 million during the same period in 2005. Net interest income after reversal of provision for credit losses increased to $201.0 million during the nine months ended September 30, 2006, compared to $196.3 million during the same period in 2005. The specific factors affecting net interest income after reversal of provision for credit losses include the following:

•	Interest income on loans was $61.0 million and $176.7 million for the three and nine months ended September 30, 2006, respectively, compared to $55.8 million and $160.3 million during the same periods in 2005. This increase is primarily the result of an increase in the average yield earned on loans and is reflective of higher wholesale market interest rates for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The average yield earned on loans for the first nine months of 2006 was 105 basis points higher than the first nine months of 2005;

•

Interest expense on deposits increased to $21.7 million and $58.7 million for the three and nine months ended September 30, 2006, respectively, compared to $16.2 million and $48.2 million during the same

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

periods in 2005. These increases were primarily due to an increase in the average interest rates paid which is reflective of higher wholesale market interest rates. The effect of a higher rate paid on deposits was partially offset by a decrease in average deposit balances during the three and nine months ended September 30, 2006 compared to the same periods in 2005; and

•	The reversal of provision for credit losses decreased to $2.4 million during the three months ended September 30, 2006 compared to $5.0 million for the same period in 2005. The reversal of provision for credit losses decreased to $7.8 million during the nine months ended September 30, 2006 compared to $13.3 million for the same period in 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

At January 1, 2006, we changed the way we computed intersegment interest charges received and paid. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods for those changes. We also changed the composition of our business segments and how we allocate certain liabilities, revenues, and expenses. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding these changes.

Non-interest Income

Community banking’s non-interest income increased slightly during the three and nine months ended September 30, 2006, compared to the same periods in 2005 primarily as a result of an increase in warrant investment appreciation partially offset by a decrease in service charges and other fee income. Warrant income was $460,000 and $880,000 for the three and nine months ended September 30, 2006, respectively, compared to $0 for the same periods in 2005. The remainder of warrant income generated by warrant investment appreciation resides in Greater Bay Business Funding, which is included in all other segments. Service charges and other fee income was $2.5 million and $7.6 million for the three and nine months ended September 30, 2006, respectively, compared to $2.7 million and $8.7 million for the same periods in 2005. Service charges and other fee income decreased primarily due to the decline in demand deposit account balances.

Operating Expenses

Community banking’s operating expense increased during the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily as a result of an increase in compensation and benefits and occupancy expense. Compensation and benefits were $7.8 million and $23.6 million during the three and nine months ended September 30, 2006, respectively, compared to $6.3 million and $21.1 million for the same periods in 2005. The increase in compensation and benefits is primarily due to additions to staff in the areas of community banking administration and business development. Occupancy expenses were $3.5 million and $9.9 million during the three and nine months ended September 30, 2006, respectively, compared to $3.1 million and $9.3 million for the same periods in 2005. The increase in occupancy expense was a result of a recalculation of the intersegment transfer priced rent rate and occupancy space.

Balance Sheet

Community banking’s loan balance was $3.0 billion at September 30, 2006, which is a decrease of $27.3 million since December 31, 2005. Community banking’s loan portfolio was impacted by the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during 2006.

Deposits were $4.1 billion at September 30, 2006, a decrease of $449.3 million during the nine months ended September 30, 2006. The decrease in core deposits reflected a decline in demand deposit and MMDA, NOW and savings balances. See “FINANCIAL CONDITION – Deposits,” above, for additional discussion regarding the decrease in our core deposits balances.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Treasury

Treasury manages the Company’s investment portfolio, wholesale funding, and Bank liquidity position. Treasury’s assets are primarily comprised of the securities portfolio, Federal funds sold and purchased residential mortgage loans. Treasury’s liabilities include wholesale fundings, which are comprised of brokered and institutional time deposits and the Bank’s non-deposit borrowings. Treasury provides intersegment funding to support customer lending activity and purchases funds raised from core deposit gathering activities.

The key measures we use to evaluate treasury’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$20,888	$18,698	$58,664	$57,616
Interest expense	26,078	19,087	73,915	60,007

Net interest income before reversal of provision for credit losses	(5,190)	(389)	(15,251)	(2,391)
Reversal of provision for credit losses	(129)	(736)	(394)	2,178

Net interest income after reversal of provision for credit losses	(5,061)	347	(14,857)	(4,569)
Non-interest income	486	942	590	1,830
Operating expenses	11	8	9	21

Loss before provision for income taxes and intercompany allocation	$(4,586)	$1,281	$(14,276)	$(2,760)

Balance sheet:
Assets	$1,760,658	$1,710,847	$1,760,658	$1,710,847
Deposits	$962,208	$438,773	$962,208	$438,773
Other Significant Segment Measures:
Average loans	$223,957	$247,919	$229,712	$148,738
Yield earned on loans	4.39%	4.40%	4.43%	4.47%
Average securities	$1,536,471	$1,462,997	$1,479,796	$1,488,459
Yield earned on securities	4.77%	4.29%	4.69%	4.42%
Average interest-bearing deposits	$871,177	$398,294	$697,164	$315,845
Rate paid on deposits	5.20%	3.33%	4.93%	2.94%
Interest charges (paid)/received from other segments and included in net interest (expense)/income, net	$(7,437)	$(11,344)	$(30,975)	$(38,670)

During the three and nine months ended September 30, 2006, treasury had a loss before provision for income taxes and intercompany allocations of $4.6 million and $14.3 million, respectively, compared to income of $1.3 million and a $2.8 million loss during the same periods in 2005. Treasury reported a loss in 2006 as a result of a change in its balance sheet mix and changes in interest rates. These changes are reflected in an increase in the rate paid for intersegment borrowings and rollover of maturing wholesale fundings in the context of a rising rate environment. As a result, interest expense exceeded interest income during the three and nine month periods ended September 30, 2006. Treasury may continue to report such losses in future periods. Management evaluates the performance of the treasury segment based on several qualitative factors in addition to its income or loss before provision for income taxes and intercompany allocation. The qualitative factors include treasury’s success in positioning the Bank’s overall asset/liability position in order to achieve company-wide interest rate risk goals and treasury’s management of the Bank’s liquidity requirements. Treasury’s role in supporting these company-wide initiatives may require treasury to structure its own balance sheet in a manner that is unprofitable to the segment on a stand-alone basis.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses was a $5.1 million loss and a $14.9 million loss during the three and nine months ended September 30, 2006, respectively, compared to income of $347,000 and a $4.6 million loss during the same periods in 2005. The specific factors affecting net interest income after provision for credit losses include the following:

•	Interest income on loans was $7.6 million for the nine months ended September 30, 2006 as compared to $5.0 million during the same period in 2005. This increase is a result of the timing of the purchase of residential mortgage loans during 2005. Interest income on loans was $2.5 million for the three months ended September 30, 2006 as compared to $2.7 million during the same period in 2005. This decrease is a result of repayments on our residential mortgage loans purchased in 2005;

•	Interest income on securities increased to $18.5 million and $51.9 million during the three and nine months ended September 30, 2006, respectively, compared to $15.8 million and $49.2 million during the same periods in 2005;

•	Interest income on Federal funds sold was $432,000 and $692,000 during the three and nine months ended September 30, 2006, respectively, compared to $384,000 and $789,000 during the same periods in 2005. The decrease during the nine months ended September 30, 2006 was primarily a result of a decrease in the average Federal funds sold and partially offset by an increase in the rate received;

•	Intersegment interest expense (representing net interest charges paid to the other segments) decreased to $7.4 million and $31.0 million during the three and nine months ended September 30, 2006, respectively, compared to $11.3 million and $38.7 million during the same periods in 2005 as funding purchased from other segments decreased;

•	Interest expense on brokered and institutional deposits was $11.4 million and $25.7 million during the three and nine months ended September 30, 2006, respectively, compared to $3.3 million and $6.9 million during the same periods in 2005. This increase was primarily due to an increase in the average deposit balance as well as an increase in the interest rate paid on deposits;

•	Interest expense on borrowings was $7.2 million and $17.2 million during the three and nine months ended September 30, 2006, respectively, compared to $4.4 million and $14.4 million during the same periods in 2005. This increase was primarily due to an increase in the average rate paid; and

•	The reversal of provision for credit losses was $129,000 and $394,000, during the three and nine months ended September 30, 2006, respectively, compared to a $736,000 reversal of provisions for credit losses and $2.2 million provision for credit losses for the same periods in 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

At January 1, 2006, we changed the way we computed intersegment interest charges received and paid. We determined that it was not practicable to restate intersegment interest revenue paid by treasury to community banking during prior periods for those changes. We also changed the composition of our business segments and how we allocate certain liabilities, revenues, and expenses. See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding these changes.

Non-interest Income

Non-interest income was $486,000 and $590,000 during the three and nine months ended September 30, 2006, respectively, compared to $942,000 and $1.8 million during the same periods in 2005. Non-interest income is primarily comprised of income on equity method investments. During the nine months ended September 30, 2005, non-interest income also included $1.3 million in derivative gains related to the change in market value of purchased residential mortgage loans between the price commitment and settlement dates. There were no such gains or losses during the three months ended September 30, 2005 or during 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Balance Sheet

Securities increased by $77.2 million during the nine months ended September 30, 2006. Treasury loans are our purchased residential mortgage loan portfolio. Loans decreased by $16.9 million during the nine months ended September 30, 2006. Brokered and institutional time deposits increased by $468.5 million during the nine months ended September 30, 2006.

Changes in securities and purchased loan balances reflect management’s investment preferences. Changes in deposits and borrowings reflect changes in treasury’s asset funding requirements together with net funding requirements of other business segments that treasury supports in light of their net loan and core deposit position. As a result, during 2006 Treasury increased the balance of brokered institutional deposits in response to our overall decrease in core deposits and increase in loans.

Matsco

Our Matsco division offers financial products and services to meet the needs of dentists and veterinarians. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital, and financing for retirement planning. These products are structured as either equipment leases or loans.

The key measures we use to evaluate Matsco’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$18,048	$15,627	$52,160	$45,817
Interest expense	9,409	7,299	26,384	20,579

Net interest income before provision for credit losses	8,639	8,328	25,776	25,238
Provision for credit losses	2,399	937	220	6,712

Net interest income after provision for credit losses	6,240	7,391	25,556	18,526
Non-interest income	898	790	2,460	2,607
Operating expenses	3,267	3,235	9,775	9,807

Income before provision for income taxes and intercompany allocation	$3,871	$4,946	$18,241	$11,326

Balance sheet:
Assets	$969,658	$848,517	$969,658	$848,517
Other Significant Segment Measures:
Average loans	$923,735	$826,225	$900,738	$801,040
Yield earned on loans	7.75%	7.50%	7.74%	7.65%
Net charge-offs	$(1,486)	$(1,259)	$(3,350)	$(3,155)
Compensation and benefits	$1,839	$1,896	$5,810	$5,919
Interest charges (paid)/received from other segments and included in net interest (expense)/income, net	$(9,409)	$(7,299)	$(26,384)	$(20,579)

During the three and nine months ended September 30, 2006, Matsco’s net income before provision for income taxes and intercompany allocation was $3.9 million and $18.2 million, respectively, compared to $4.9 million and $11.3 million during the same periods in 2005. The decrease during the three month period ended September 30, 2006 was primarily due to an increase in the provision for credit losses. The increase during the nine months ended September 30, 2006 was primarily due to a decrease in the provision for credit losses.

Net Interest Income after Provision for Credit Losses

Net interest income after provision for credit losses was $6.2 million and $25.6 million during the three and nine months ended September 30, 2006, respectively, compared to $7.4 million and $18.5 million during the same periods in 2005. The specific factors affecting net interest income after reversal of credit losses include the following:

•	Interest income on loans was $18.0 million and $52.2 million during the three and nine months ended September 30, 2006, respectively, compared to $15.6 million and $45.8 million during the same periods in 2005; and

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	The provision for credit losses was $2.4 million during the three months ended September 30, 2006 compared to $937,000 for the same period in 2005. The provision for credit losses was $220,000 during the nine months ended September 30, 2006 compared to a $6.7 million for the same period in 2005. The provision of $220,000 for the nine months ended September 30, 2006 is lower than the $2.4 million provision for the three months ended September 30, 2006 due to a negative provision of $3.5 million in the first quarter of 2006 that resulted from a lower loss given default rate assumption used in loan loss reserve model. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

Non-interest Income

Non-interest income is primarily comprised of other loan related income and other income. Other loan related income decreased to $554,000 and $1.5 million during the three and nine months ended September 30, 2006, respectively, compared to $572,000 and $1.8 million during the same periods in 2005. This decrease is due to lower late fees. Other income was $344,000 and $924,000 during the three and nine months ended September 30, 2006, respectively, and $218,000 and $841,000 for the same periods in 2005.

Operating Expenses

Operating expenses were $3.3 million and $9.8 million during the three and nine months ended September 30, 2006, respectively, compared to $3.2 million and $9.8 million for the same periods in 2005.

Balance Sheet

Assets increased during the first nine months of 2006 by $91.2 million reflecting Matsco’s excess of loan originations over principal payoffs and net charge-offs during the period. An increase in Matsco’s intersegment borrowings provided funding to support loan portfolio growth.

ABD

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Colorado, Nevada, Oregon, and Washington, and clients nationally. ABD is engaged in marketing commercial, personal property, casualty, employee benefits, life and retirement insurance products and providing risk management consulting services.

GREATER BAY BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Key Measures:
Statement of operations:
Interest income	$348	$484	$875	$1,229
Interest expense	201	240	505	590

Net interest income	147	244	370	639
Insurance commissions and fees and non-interest income	41,997	40,445	127,668	118,017
Operating expenses	36,320	35,259	107,203	97,722

Income before provision for income taxes and intercompany allocation	$5,824	$5,430	$20,835	$20,934

Balance sheet:
Assets (1)	$371,220	$363,191	$371,220	$363,191
Other Significant Segment Measures:
Insurance commissions and fees	$41,868	$40,070	$127,439	$117,642
Compensation and benefits	$26,581	$25,725	$77,742	$70,738

(1)	Assets include goodwill of $210.0 million and $205.4 million as of September 30, 2006 and 2005, respectively.

Insurance brokerage services’ income before provision for income taxes and intercompany allocation was $5.8 million and $20.8 million during the three and nine months ended September 30, 2006, respectively, compared to $5.4 million and $20.9 million during the same periods in 2005.

Insurance Commissions and Fees and Other Non-interest Income

ABD’s primary source of revenue is insurance commissions and fees earned on the placement of insurance products and insurance related consulting services. These revenues were $41.9 million and $127.4 million during the three and nine months ended September 30, 2006, respectively, and $40.1 million and $117.6 million during the same periods in 2005. Revenue increases are primarily the result of the acquisition of Lucini/Parish in May 2005. Lucini/Parish generated insurance commissions and fees of $6.2 million and $19.4 million during the three and nine months ended September 30, 2006, respectively, from $5.6 million and $9.3 million during the same periods in 2005.

Operating Expenses

ABD’s principal expenses are compensation and benefits, occupancy and equipment, and intangible asset amortization. Compensation and benefits were $26.6 million, $77.7 million for the three and nine months ended September 30, 2006, respectively, and $25.7 million, and $70.7 million for the three and nine months ended September 30, 2005, respectively. The increase for the nine months ended September 30, 2006, was primarily related to the acquisition of Lucini/Parish, which resulted in increases in compensation and benefits expenses of $5.6 million.

All Other Segments

Our other operating segments include equipment lease financing through Greater Bay Capital, asset-based lending and accounts receivable factoring through Greater Bay Business Funding, loans to small businesses on which the SBA generally provides guarantees, and trust services through Greater Bay Trust Company.

RECENT ACCOUNTING DEVELOPMENTS

See Note 13 of the Notes to Consolidated Financial Statements for a description of recent accounting developments.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Economic Value Interest Rate Sensitivity

Interest rate sensitivity is computed by estimating percentage changes in economic value over a range of potential yield curve shocks. Economic value sensitivity is defined as the economic value of our assets less the economic value of our liabilities plus or minus the economic value of off-balance sheet items. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on implied forward market rates of interest, adjusted for assumed shock scenario interest rate changes. The following table shows our projected percentage change in economic value sensitivity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates remain static.

	Projected change in economic value
Change in interest rates	September 30, 2006	September 30, 2005
100 basis point rise	1.3%	0.0%
100 basis point decline	-2.5%	-2.2%

The economic value of portfolio equity sensitivity from September 30, 2005 to September 30, 2006 has shifted slightly due to changes in wholesale rates, a change in the composition of customer loans and deposits, and shortened wholesale borrowing maturities.

Forecasted Net Interest Income Interest Rate Sensitivity

The impact of interest rate changes on the next 12 months’ net interest income is measured using income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rate movements. Income for the next 12 months is calculated using the implied forward curve and for immediate and sustained yield curve shocks.

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

	Projected change in net interest income
Change in interest rates	September 30, 2006	September 30, 2005
100 basis point rise	-0.2%	0.8%
100 basis point decline	-0.3%	-1.0%

Net interest income sensitivity from September 30, 2005 to September 30, 2006 evolved from a slightly asset-sensitive position to a relatively neutral position.

GREATER BAY BANCORP AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of September 30, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

GREATER BAY BANCORP AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2006.

Set forth below is certain information regarding repurchases of the our common stock during the periods presented:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased (1)	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
July 1, 2006 through July 31, 2006	66	$28.89	0	$30,654
August 1, 2006 through August 31, 2006	22	28.60	0	30,654
September 1, 2006 through September 30, 2006	1,658	28.01	0	30,654

Total	1,746	28.05	0	30,654

(1)	Represent shares surrendered in connection with the payment of either the exercise price or withholding taxes due with respect to outstanding stock options or restricted stock grants.

On March 23, 2005, we announced a common stock repurchase program that authorized the purchase of up to and including $80.0 million in common stock. We did not repurchase any of our shares of common stock during the three and nine months ended September 30, 2006 under the repurchase program. As of September 30, 2006, there was $30.7 million remaining under the repurchase program.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

At the annual shareholders’ meeting held on May 30, 2006, the shareholders approved a proposal (by a vote of 58% in favor and 42% against) recommending that the Board consider amending its articles of incorporation to require that preferred stock be used only for two purposes—increasing capital or making bona-fide arms-length acquisitions—and not be used as a “poison pill.” In the proxy statement, the Board had recommended a vote against this proposal for the following reasons:

•	A restriction on the Board’s ability to issue preferred stock could intrude on the Board’s fiduciary duties. By restricting the Board’s flexibility in issuing preferred stock, shareholder interests may not be served. Other purposes that would benefit shareholder interests include the issuance of preferred stock in strategic partnerships, stock splits/dividends/distributions, and employee compensation programs.

GREATER BAY BANCORP AND SUBSIDIARIES

•	In early 2006, the Board amended the shareholder rights plan (sometimes referred to as a poison pill) to conform the plan to the guidelines established by Institutional Shareholder Services, including a requirement that the Board seek shareholder approval for any new plan when the existing plan expires in 2008.

•	Shareholder rights plans serve legitimate long-term shareholder interests by protecting shareholder value in the event of an unwanted acquisition attempt.

•	Studies have shown that shareholder rights plans often increase a Board’s bargaining power in an acquisition transaction and in many cases result in a higher transaction premium.

The Board believes that these reasons continue to support its position, as stated in the proxy statement, that the articles of incorporation not be amended to restrict the Board’s ability to issue preferred stock. Accordingly, the Board will not be implementing the shareholder proposal.

ITEM 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
10.1	Greater Bay Bancorp Omnibus Equity Incentive Plan Director Restricted Stock Award Agreement, as amended. (1)

10.2	Greater Bay Bancorp and Greater Bay Bank, N.A. Director Compensation. (2)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Forms 8-K identified in the exhibit index have SEC file number 000-25034

(1)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on July 14, 2006.
(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on July 31, 2006.

GREATER BAY BANCORP AND SUBSIDIARIES

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp
(Registrant)

By:	/s/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: November 9, 2006

GREATER BAY BANCORP AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.1	Greater Bay Bancorp Omnibus Equity Incentive Plan Director Restricted Stock Agreement, as amended. (1)

10.2	Greater Bay Bancorp and Greater Bay Bank, N.A. Director Compensation. (2)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Forms 8-K identified in the exhibit index have SEC file number 000-25034

(1)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on July 14, 2006.
(2)	Incorporated by reference from Greater Bay Bancorp’s Current Report on Form 8-K filed with the SEC on July 31, 2006.