Form 10-K
period 2006-12-31
GREATER BAY BANCORP
filed 2007-02-28
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, no par value

Preferred Share Purchase Rights

(Title of classes)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the NASDAQ Global Select Market (or “NASDAQ”), was approximately $1,297,830,000. Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2007, 51,029,485 shares of the registrant’s Common Stock were outstanding.

Document Incorporated by Reference:	Part of Form 10-K Into Which Incorporated:
Definitive Proxy Statement for Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2006	Part III

Greater Bay Bancorp

Annual Report on Form 10-K

i

Greater Bay Bancorp

Annual Report on Form 10-K

INDEX (continued)

ii

GREATER BAY BANCORP

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (or “the Exchange Act”) and as such, which involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market, and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality, government regulations, and other factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of some of the factors that might cause such a difference, see ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

PART I

ITEM 1.	Business.

Greater Bay Bancorp

Greater Bay Bancorp (or “we”, “us” or “our” on a consolidated basis and “the holding company” on a parent only basis) is a financial holding company with one bank subsidiary, Greater Bay Bank, National Association (or “the Bank”), and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (or “ABD”).

Greater Bay Bancorp was formed as the result of the November 1996 merger of Cupertino National Bancorp with and into Mid-Peninsula Bancorp. On consummation of the merger, Mid-Peninsula Bancorp changed its name to Greater Bay Bancorp. Since our formation, we have expanded our market presence by acquiring other quality banking organizations, select niche financial services companies, and insurance brokerage firms,. Since 1996, we have acquired nine banking institutions, three insurance brokerage firms, and three specialty finance companies. In addition, we have opened regional banking offices to respond to market and client needs, while also selectively expanding our banking and specialty finance product offerings.

Business Operations and Market Area

We provide a wide range of banking and other financial services. A description of our operations and market area are as follows:

Community Banking – We provide financial services through the Bank’s network of banking and loan production offices, including commercial and consumer loan and depository services, and other traditional banking services, such as cash management, international trade finance, MasterCard and Visa merchant deposit, traveler’s checks, and safe deposit boxes. Loan products offered by community banking include commercial loans, commercial loans secured by real estate, construction and land loans, real estate loans, lines of credit and other consumer loan products.

We operate our banking offices throughout the San Francisco Bay Area, including the Silicon Valley, San Francisco, the San Francisco Peninsula, the East Bay, as well as the surrounding counties of Santa Cruz, Marin,

Monterey, and Sonoma. As a result, we have a significant geographic concentration in the San Francisco Bay Area, and our results are affected by economic conditions in this area. The Bay Area economic recovery is underway. Since 2003, there has been increased employment, higher commercial real estate occupancy rates, and a corresponding increase in rental rates. A decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area is heavily dependent, could have a material impact on the quality of our loan portfolio or the demand for our products and services.

Matsco—We offer a complete range of financial products and services through our Matsco division to meet the needs of dentists and veterinarians. Matsco’s principal products include financing for practice start-up, practice expansion, practice acquisition, purchase of equipment, and working capital. These products are structured as either loans or equipment leases.

In general, Matsco division loans are riskier than traditional commercial loans because underwriting decisions rely primarily on cash flow projections alone. Recognizing this sole reliance on borrower cash flows, Matsco utilizes more selective underwriting, risk-based pricing and extensive collection behavior monitoring to enable early intervention if loan repayment appears threatened.

Matsco markets its dental and veterinarian financing services nationally. As of December 31, 2006, 72.3%, or $715.1 million, of Matsco’s outstanding loans and leases were with non-California borrowers.

Greater Bay Capital—We offer small ticket equipment lease financing through our Greater Bay Capital division. Risks associated with equipment lease financing include the effect of an economic downturn, particularly in the manufacturing sector, and the value variability of used equipment returned at the end of lease terms. We mitigate this uncertainty by assessing residual positions quarterly and by calculating residual impairment annually.

Greater Bay Capital markets its small ticket equipment leases nationally. As of December 31, 2006, 87.3%, or $260.2 million, of Greater Bay Capital’s outstanding loans and leases were with non-California borrowers.

Greater Bay Business Funding—We offer asset-based lending and accounts receivable factoring products through Greater Bay Business Funding that provides alternative funding and support programs that enhance our small business banking services. This type of lending is potentially riskier than traditional commercial lending because the borrowers typically exhibit some financial weakness, such as negative net worth and/or operating losses. Greater Bay Business Funding has developed specific processes and procedures to contain risk associated with this business activity including underwriting both our clients and our clients’ customers, closely monitoring invoices and controlling cash receipts.

Greater Bay Business Funding markets its services nationally. As of December 31, 2006, 81.9%, or $74.2 million, of Greater Bay Business Funding outstanding loans were to non-California borrowers.

Greater Bay Bank SBA Lending—We participate as a National Preferred Lender in many Small Business Administration (or “SBA”) programs through Greater Bay Bank SBA Lending. As a national preferred lender, we may, on behalf of the SBA, authorize the SBA guaranty on loans under the SBA 7A program. The primary risks associated with SBA lending relate to perfecting the lien on collateral and maintaining a valid guarantee. All SBA loans are originated and managed by a centralized unit. Our SBA unit consists of personnel with significant experience in originating, underwriting, and processing SBA loans. To ensure that we obtain required documentation, our SBA unit uses an SBA specific loan processing platform and quality control process.

Greater Bay Bank SBA Lending principally operates in the San Francisco Bay Area. Additionally, Greater Bay Bank SBA Lending makes loans to Matsco clients located outside of the San Francisco Bay Area.

Greater Bay Trust Company—Greater Bay Trust Company provides trust services, including, but not limited to, custodial, escrow agent, investment management, estate planning resources, and employee benefit plan services. Greater Bay Trust Company operates in the San Francisco Bay Area.

ABD—ABD provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients throughout the United States. ABD sells commercial, property and casualty, employee benefits, life, and retirement insurance products and provides consulting services to consumers of those products, enabling their clients to strengthen their risk management programs. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employee retirement plans.

ABD has offices located in California, Colorado, Nevada, Oregon, and Washington and provides its services to business clients throughout the United States, with a concentration in the western United States.

Competition

The banking and financial services industry in California generally, and in the Bank’s market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems. The Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than the Bank.

In order to compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by relationship managers, officers, directors, and other employees, and specialized services tailored to meet the needs of the communities served.

Competition in the insurance brokerage industry is significant. ABD competes against both large global and regional brokerage firms. ABD was ranked by Business Insurance Magazine as the 14th largest U.S. retail insurance broker based on 2005 revenue.

Supervision and Regulation

General: Our business is also influenced by the monetary and fiscal policies of the federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (or “the Federal Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be fully predicted.

Banks and bank holding companies are extensively regulated under both federal and state laws. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. From time to time, legislation and regulations are enacted that have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies. Legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict the effect that future legislation or any implementing regulations would have on our financial condition or results of operations. In addition, litigation and investigations have been initiated by some state authorities that assert certain state laws are not preempted by federal law and therefore such state laws apply to federally chartered banks and thrifts. If changes result from these actions, federally chartered banks like ours could be subject to additional regulatory compliance costs. Set forth below is a summary description of the material laws and regulations that relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

The Holding Company: The holding company is a registered financial holding company subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (or “BHCA”). The holding company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

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

The holding company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior Federal Reserve approval, the holding company may engage in, or acquire shares of companies engaged in, activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The holding company may also engage in these and certain other activities pursuant to its election as a financial holding company.

It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both.

Financial Holding Companies: As a financial holding company, we may affiliate with securities firms and insurance companies and engage in other activities without prior Federal Reserve notice or approval that are determined to be financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

In order to elect or retain financial holding company status, all of depository institution subsidiaries of the holding company must be well-capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (or “CRA”). Failure to sustain compliance with these requirements or remedy any non-compliance condition within a prescribed time period could lead to divestiture of subsidiary banks.

The Bank: As a national banking association, the Bank is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (or “OCC”). The Bank is also subject to regulations of the Federal Deposit Insurance Corporation (or “FDIC”) as administrator of the deposit insurance funds, as well as certain regulations promulgated by the Federal Reserve. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank’s deposit insurance in the absence of action by the OCC and upon a finding that the Bank is operating in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. See “Safety and Soundness Standards.”

Dividends and Other Transfers of Funds: Dividends from the Bank and ABD constitute the principal source of income to the holding company. A Federal Reserve policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action.”

The Bank and ABD are subject to various statutory and regulatory restrictions on their ability to pay dividends. Under such restrictions, the amount available for payment of dividends to the holding company by the Bank and ABD totaled $77.6 million and $2.5 million, respectively, at December 31, 2006. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards: The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions that are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets fully backed by the federal government, to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including entities that have issued trust preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% to be deemed adequately capitalized. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to compel maintenance of required capital levels.

Prompt Corrective Action: Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	“well-capitalized;”

•	“adequately capitalized;”

•	“undercapitalized;”

•	“significantly undercapitalized;” and

•	“critically undercapitalized.”

The regulations use an institution’s risk-based capital and leverage capital ratios to determine the institution’s capital classification. An institution is treated as well-capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2006, the Bank’s capital ratios exceed these minimum percentage requirements for well-capitalized institutions.

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

Safety and Soundness Standards: The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards.

Premiums for Deposit Insurance: Through the Bank Insurance Fund (or “BIF”), the FDIC insures the Bank’s customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as Financing Corporation Debt Obligations (or “FICO”) bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2006 was 1.24 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Community Reinvestment Act: The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of May 2006, the Bank was rated “outstanding.”

Insurance Brokerage Activities: In every state in which ABD conducts business, the applicable office or an employee is required to be licensed or to have received regulatory approval by the state insurance department in order for ABD to conduct business. In addition to licensing requirements, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

ABD’s operations depend on its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals.

ABD has a subsidiary that is a registered broker dealer engaged primarily in mutual fund transactions on behalf of employee benefit plans of companies that are clients of ABD. The securities industry is subject to extensive regulation under both Federal and state laws. In addition, the Securities and Exchange Commission (or “SEC”), the National Association of Securities Dealers, Inc. (or “NASD”) other self-regulatory organizations (or “SROs”) such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. The SEC has delegated much of the regulation of broker-dealers to SROs, including the NASD, which is the primary regulator of our broker dealer. The NASD also conducts periodic examinations of the operations of broker dealers. Our broker-dealer also is registered as a broker-dealer in a number of states and is subject to regulation by state securities administrators in states in which it conducts business. In addition, our broker-dealer is a member of the Securities Investor Protection Corporation, which provides certain protection for customers’ accounts in the event of the liquidation of a broker-dealer.

Employees

At December 31, 2006, we had 1,895 full-time employees. None of the employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Website

Our website address is www.gbbk.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as soon as reasonably practicable after we file such reports with the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K

ITEM 1A. RISK	FACTORS.

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Deterioration in economic conditions in the San Francisco Bay Area could adversely affect our operations

Our San Francisco Bay Area business concentration disproportionately exposes us to changes in Bay Area economic conditions. Our Bank operations are concentrated in Northern California, primarily in Alameda, Contra Costa, Marin, Monterey, San Francisco, San Mateo, Santa Clara, Santa Cruz, and Sonoma Counties, and includes the area known as the “Silicon Valley.”

While the Bay Area has experienced improvement since 2003 in employment, real estate occupancy rates, and rental rates, these indicators all remain at levels below the peak of the economic boom the region enjoyed in the late 1990’s. A decline in economic and business conditions in our market areas, particularly in the technology and real estate industries on which the Bay Area depends, could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Regulatory changes in the insurance industry may result in changes in industry practices that could have an adverse affect on our financial results

ABD has received and responded to requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD has cooperated fully with these information requests.

ABD’s commissions and override payments amounted to $14.3 million during 2006, or 8.5% of ABD’s total commissions and fees. As a result of changes in the insurance industry with respect to the payment of contingent commissions and override payments, it is possible that the amount of such commissions and override payments we receive in the future may decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 1900 University Avenue, 6th Floor, in East Palo Alto, California, under a lease that expires in 2017, with options to renew through 2027. We have signed a lease for new administrative offices in Milpitas, California with a term expiring in 2017, with an option to renew through 2024. We will consolidate our administrative offices presently located in Palo Alto and Santa Clara, California into the Milpitas offices during 2007.

As of December 31, 2006, we owned and leased 72 additional properties. These properties are used for our network of banking and loan production offices, and as offices for ABD, specialty finance, and other administrative units. Most of the properties are located in the San Francisco Bay Area. Our leases expire under various dates, including options to renew, through December 31, 2027.

We believe our present and proposed facilities are adequate for our current needs. We believe that, if necessary, we could secure suitable additional facilities on satisfactory terms.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business. Management believes that the outcome of these matters will not have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of securities holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on NASDAQ under the symbol “GBBK.” The quotations shown below reflect the high and low closing sales prices as reported by NASDAQ for the periods indicated.

For the quarters ended	High	Low	Cash dividends declared
December 31, 2006	$28.39	$25.19	$0.1575
September 30, 2006	29.15	27.34	0.1575
June 30, 2006	30.73	26.50	0.1575
March 31, 2006	27.93	25.90	0.1575

December 31, 2005	$27.25	$22.73	$0.1500
September 30, 2005	27.94	23.91	0.1500
June 30, 2005	26.35	22.55	0.1500
March 31, 2005	28.73	24.41	0.1500

There were 3,326 common shareholders of record and 134 convertible preferred shareholders of record at December 31, 2006.

For information on the ability of the Bank to pay dividends to the holding company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Cash Flow” and “Note 22—Restrictions on Subsidiary Transactions” of the Notes to Consolidated Financial Statements.

There were no unregistered sales of equity securities during the quarter ended December 31, 2006.

Set forth below is certain information about repurchases of our Common Stock during the fourth quarter of 2006:

	Total number of shares of Common Stock purchased (1)	Average price paid per share	Total number of shares of Common Stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of Common Stock that may yet be purchased under the plans or programs
	(Dollars in thousands, except per share amounts)
October 1, 2006 through October 31, 2006	179	$27.06	—	$30,654
November 1, 2006 through November 30, 2006	196,219	$25.57	195,550	$25,654
December 1, 2006 through December 31, 2006	110	$26.26	—	$25,654

Total	196,508	$25.57	195,550	$25,654

(1)	Includes shares surrendered in connection with the payment of either the exercise price or withholding taxes due with respect to outstanding stock options or restricted stock grants.

On March 23, 2005, we announced a Common Stock repurchase program that authorized the purchase of up to and including $80.0 million in Common Stock. As of December 31, 2006, there was $25.7 million remaining under the repurchase program.

We did not repurchase any shares of our Series B Preferred Stock during the fourth quarter of 2006.

Performance Graph

The following graph for the period 2002 through 2006, compares the yearly percentage change in Greater Bay Bancorp’s cumulative total return on its Common Stock with the cumulative total return of (i) the NASDAQ Composite, an index consisting of NASDAQ-listed U.S.-based companies; and (ii) the SNL Financial LC (or “SNL”) $5-$10B Bank Asset-Size Index composed of a survey of banks and bank holding companies having $5 billion to $10 billion in total assets.

	As of December 31,
Index	2001	2002	2003	2004	2005	2006
Greater Bay Bancorp	100.00	61.87	104.68	104.53	98.35	102.82
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank $5B-$10B	100.00	102.79	142.03	169.33	164.07	177.06

Source: SNL Financial LC, Charlottesville, VA

© 2007

ITEM 6.	SELECTED FINANCIAL INFORMATION

The following table presents selected financial information as of and for each of the five years ended December 31, 2006:

	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share amounts)
Statement of Operations Data
Interest income	$442,560	$390,783	$376,499	$407,719	$505,412
Interest expense	182,182	123,573	90,876	109,838	160,555

Net interest income	260,378	267,210	285,623	297,881	344,857
(Reversal of) / provision for credit losses	(8,717)	(13,269)	5,521	28,195	59,776

Net interest income after (reversal of) / provision for credit losses	269,095	280,479	280,102	269,686	285,081
Non-interest income	222,561	211,932	186,585	171,542	156,122
Operating expenses	352,578	336,061	314,315	292,208	244,876

Income before provision for income taxes and cumulative effect of accounting change	139,078	156,350	152,372	149,020	196,327
Provision for income tax expense	49,596	59,123	59,453	57,017	72,053

Income before cumulative effect of accounting change	89,482	97,227	92,919	92,003	124,274
Cumulative effect of accounting change, net of tax	130	—	—	—	—

Net income	$89,612	$97,227	$92,919	$92,003	$124,274

Per Share Data
Net income per common share:
Basic	$1.64	$1.77	$1.68	$1.65	$2.35
Diluted (1)	$1.60	$1.64	$1.50	$1.62	$2.30
Cash dividends per common share	$0.63	$0.60	$0.57	$0.54	$0.49
Book value per common share	$14.46	$13.48	$12.88	$12.54	$11.64
Common shares outstanding at year end	50,937,731	49,906,058	51,179,450	52,529,850	51,577,795
Average common shares outstanding	51,615,000	55,058,000	51,468,000	52,040,000	51,056,000
Average common and potential common shares outstanding (1)	51,615,000	55,058,000	57,881,000	53,008,000	54,146,000
Performance Ratios
Return on average assets	1.24%	1.37%	1.25%	1.16%	1.49%
Return on average common shareholders’ equity	12.57%	14.55%	14.21%	14.52%	22.43%
Return on average total equity	10.98%	12.59%	12.45%	12.88%	20.29%
Net interest margin	4.13%	4.34%	4.35%	4.19%	4.54%
Dividend payout ratio	38.51%	33.86%	33.93%	32.73%	20.85%
Average equity to average assets ratio	11.39%	10.90%	10.98%	8.98%	7.35%
Balance Sheet Data – At Period End
Assets	$7,371,134	$7,120,969	$6,951,171	$7,621,056	$8,132,000
Loans and leases, net	$4,837,816	$4,645,810	$4,380,717	$4,434,412	$4,714,649
Securities	$1,543,097	$1,493,584	$1,602,268	$2,221,304	$2,558,390
Deposits	$5,257,183	$5,058,539	$5,102,839	$5,312,667	$5,272,273
Borrowings	$1,006,766	$1,008,113	$788,975	$1,282,191	$1,947,554
Minority interest: preferred stock of real estate investment trust	$12,861	$12,699	$12,621	$12,162	$12,510
Convertible preferred stock	$103,094	$103,387	$103,816	$91,752	$80,900
Common shareholders’ equity	$736,418	$672,624	$659,250	$658,765	$600,159
Asset Quality Ratios
Nonperforming loans (2) to total loans	0.61%	1.50%	0.97%	1.35%	0.78%
Nonperforming assets (2) to total assets	0.41%	1.01%	0.64%	0.81%	0.47%
Allowance for loan and lease losses to total loans	1.39%	1.74%	2.39%	2.72%	2.63%
Allowance for loan and lease losses to nonperforming loans (2)	227.77%	115.56%	245.97%	201.76%	339.00%
Net charge-offs to average loans	0.13%	0.24%	0.39%	0.67%	1.18%
Regulatory Capital Ratios
Tier I leverage ratio	10.63%	10.41%	10.67%	9.98%	8.61%
Tier I risk-based capital ratio	12.26%	12.01%	13.01%	12.87%	11.71%
Total risk-based capital ratio	13.47%	13.26%	14.27%	14.13%	12.97%

(1)	The years ended December 31, 2003 and 2002 have been restated to reflect the December 31, 2004 adoption of Emerging Issues Task Force, (or “EITF”), Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (or “EITF Issue 04-08”).
(2)	Excludes accruing loans past due 90 days or more and restructured loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes our results of operations for the fiscal years ended December 31, 2006, 2005, and 2004, and financial condition as of December 31, 2006 and 2005. This analysis should be read in conjunction with our consolidated financial statements and the related notes to the financial statements. See “Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K for our cautionary statement for purposes of the safe-harbor provision of the Private Securities Litigation Reform Act of 1995.

Executive Overview

General

Greater Bay Bancorp is a financial holding company incorporated in California and headquartered in East Palo Alto, California. We have one bank subsidiary, Greater Bay Bank, National Association, and one commercial insurance brokerage subsidiary, ABD. Our lines of businesses are organized along eight segments, seven of which provide services to our clients and one that provides services internally to other segments.

Summary of Results

The following table summarizes net income, net income per common share, and key financial ratios for the periods indicated.

	For the years ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$89,612	$97,227	$92,919
Basic net income per common share	$1.64	$1.77	$1.68
Diluted net income per common share	$1.60	$1.64	$1.50
Return on average assets	1.24%	1.37%	1.25%
Return on average total shareholders’ equity	10.98%	12.59%	12.45%

The highlights of our performance in 2006 that resulted in our net income decreasing to $89.6 million as compared to $97.2 million during 2005 are as follows:

•

A $6.8 million decrease in net interest income, reflecting the combined effects of an increase in interest-bearing liabilities and an increase in rates paid on those liabilities, partially offset by the effects of an increase in interest-earning assets and an increase in yields earned on those assets. These combined effects resulted in a decrease in our net interest margin to 4.13% during 2006 as compared to 4.34% during 2005.

•	A $4.6 million decrease in the reversal of provision for credit losses.

•

A $10.6 million increase in non-interest income is primarily due to increases of $10.9 million in insurance commissions and fees, $560,000 in rental revenues on equipment leased to others, and $460,000 in other income. Of the increase in insurance commissions and fees, $10.2 million was related to the May 2005 acquisition of Lucini/Parish Insurance Inc. (or “Lucini/Parish”). These increases were partially offset by decreases of $853,000 in service charges and other fees, and $492,000 in gain on sale of loans.

•

A $16.5 million increase in operating expenses is primarily due to a $15.6 million increase in compensation and benefits, a $1.7 million increase in marketing and promotion, and a $1.7 million increase in occupancy expense. Of the increase in compensation and benefits, $5.6 million was related to the May 2005 acquisition of Lucini/Parish. These increases were partially offset by a $1.4 million decrease in amortization of intangibles and a $1.4 million decrease in legal costs and other professional fees.

•	Our effective income tax rate was 35.7% during 2006, as compared to 37.8% during 2005 due primarily to an increase in the proportion of income that was tax exempt.

See “—Net Interest Income,” “—Provision for Credit Losses,” “—Non-interest Income” and “—Operating Expenses” for more information regarding the changes to net income.

Key factors impacting our financial position during 2006 were:

•

Total loans and leases, net of deferred loan costs and fees, increased by $177.9 million during 2006 to $4.9 billion at December 31, 2006. This increase primarily reflects increases in leases, real estate construction and land loans, and commercial loans. These increases were partially offset by declines in commercial term real estate loans, consumer and other loans, and real estate other loans.

•

Total core deposits, which exclude brokered and other institutional time deposits, decreased by $310.0 million during 2006 to $4.3 billion at December 31, 2006. Balance attrition in most categories was attributable to widening spreads between rates paid on our core deposits and prevailing money market rates.

•

Net charges-offs were $11.9 million during 2006, a decrease from $16.2 million during 2005. Non-performing assets decreased to $30.2 million at December 31, 2006, compared to $71.7 million at December 31, 2005.

Our results of operations and financial position reflect our 2006 adoption of Statement of Financial Accounting Standards (or “SFAS”) No. 123R (revised 2004), “Share-Based Payment” (or “SFAS No. 123R”), SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (or “SFAS No. 158”), and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (or “SAB 108”.) Our adoption of these accounting pronouncements is described in “Note 1—Summary of Significant Accounting Policies,” “Note 2—Adoption of SAB 108”, and “Note 17—Employee Benefit Plans” of our Notes to Consolidated Financial Statements.

Our Opportunities, Challenges, and Risks

We believe that growth in banking opportunities to small- and medium-sized businesses, professionals, and high net worth individuals will be determined in part by economic growth in the San Francisco Bay Area. Weakness in the local economy could adversely affect us through diminished loan demand and credit quality deterioration.

We also believe that the consolidation of community banks will continue to take place and in that regard we could be a bank acquirer. Additionally, in markets we wish to enter or expand our business, we will consider opening de novo offices. We will also consider acquisition opportunities in other business segments, including, but not limited to, specialty finance, insurance brokerage services, and wealth management. In the past, we have successfully integrated acquired companies and de novo banking offices, but there can be no assurance that future activities would not present unforeseen integration issues.

During 2006, we completed a series of rebranding initiatives designed to streamline and reorganize our banking identities in their geographic areas. Three of our banking operations in the Santa Clara Valley—San Jose National Bank, Cupertino National Bank, and Bank of Santa Clara—have been combined under the name “Santa Clara Valley National Bank”. We have also combined two of our operations in the San Francisco Peninsula market—Mid-Peninsula Bank and Bay Area Bank—under the name “Mid-Peninsula Bank”. Our Bay Bank of Commerce operations in San Leandro have assumed the “Greater Bay Bank” name joining with existing Greater Bay Bank offices in Fremont and San Rafael. In 2006, we opened a de novo banking office in Santa Rosa and a loan production office in Oakland, both under the Greater Bay Bank name. Our remaining bank brands—Coast Commercial Bank, Golden Gate Bank, Mt. Diablo National Bank, Peninsula Bank of Commerce, and Bank of Petaluma – were not affected.

Critical Accounting Policies and Estimates

Our accounting policies are described in “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. Certain accounting policies require management to use significant judgment and estimates that can have a material impact on the carrying value assigned to certain assets and liabilities. We consider these policies to be critical accounting policies. Our judgments and assumptions are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments, which could have a material affect on our financial condition and results of operations. The following accounting policies require significant judgments that materially affect our reported earnings and financial condition.

Allowance for Loan and Lease Losses—The allowance for loan and lease losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio.

For impaired loans and leases, the allowance for loan and lease losses is based on the value of the underlying impaired asset. The measurement of the impaired asset’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan or lease agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated knowledgeable third parties.

For the remainder of our loan and lease portfolio, we use migration analysis as a tool to determine the adequacy of the allowance for loan and lease losses. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination. We also estimate the required allowance for loan and lease losses for unidentified, incurred losses.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the reserve for unfunded credit commitments and the associated provision for credit losses.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments” for addition information regarding the computation of the allowance for loan and lease losses.

Goodwill and Intangibles—We record acquired assets, including identified intangible assets, and liabilities assumed, at their fair value. Accounting for these transactions often involve estimates based on third-party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, future growth rates, profitability, and other relevant factors.

We assess goodwill and other intangible assets for impairment at least annually by estimating the fair value of the reporting units to which the goodwill has been assigned based on the market values of comparable public companies and the present value of future cash flows. Fair values determinations rely upon management’s assumptions of future growth rates, profitability, discount rates, capitalization rates, revenue multiples for comparable companies, and other relevant factors. During 2006, in determining the fair value of the reporting unit using the present value of future cash flows, we used forecasted discount rates ranging from 10.9% to 15.4%, terminal value capitalization rates ranging from 7.9% to 12.4%, and long-term annual cash flow growth rates ranging from 4.4% to 8.2%. In determining the fair value of ABD using market values of comparable public companies, we used a revenue multiple ranging from 2.0x to 2.2x revenues and an earnings before interest, taxes, depreciation, and amortization (or “EBITDA”) multiple ranging from 8.3x to 10.3x of EBITDA. These multiples are based upon the market prices of comparable publicly traded companies. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses.

We generally assess other intangible assets for impairment on a quarterly basis. For insurance brokerage services expirations, this assessment generally involves an evaluation of actual observed attrition rates compared to prior estimates.

Derivative Instruments—All derivatives are recorded on the balance sheet at their estimated fair value. Where available, the fair value of derivative instruments is based on quoted market prices received from knowledgeable independent sources. However, active markets do not exist for all of our derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may use estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine fair values. Estimates developed by these independent sources involve subjective judgment about the amount, timing and probabilities of potential future cash flows. These estimates are susceptible to material change over time.

Accounting for Income Taxes—Our accounting for income taxes is described in “Note 15—Income Taxes” of the Notes to Consolidated Financial Statements. In estimating accrued tax expense, we assess the relative merits and risks of our uncertain tax positions, taking into account statutory, judicial, expert, and regulatory guidance. Changes to our estimate of accrued taxes may occur due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions, and newly enacted statutes, judicial rulings, and regulatory guidance.

Employee Benefit Plans—We recognize compensation expense for all share-based payments made to employees based on the fair value of the share-based payment on the date of grant. We value our stock options using the Black-Scholes option pricing model. A description of the basis for determine the key assumptions employed by in the option pricing model, and the resulting key assumptions are described in “Note 17—Employee Benefit Plans” of the Notes to Consolidated Financial Statements.

Our liability under supplemental employee retirement agreements with certain executive and senior officers is based on estimates involving life expectancy, length of time before retirement, discount rate, forfeiture rate, and expected benefit levels. Our accounting for these agreements and certain key assumptions are described in “Note 17—Employee Benefit Plans” of the Notes to Consolidated Financial Statements. Should these estimates prove materially different from actual results, we could incur additional or reduced future expense.

Results of Operations

Net Interest Income

Net interest income for 2006 was $260.4 million, compared to $267.2 million for 2005, and $285.6 million for 2004. The $6.8 million decrease during 2006 as compared to 2005 was primarily due to increases in the rate paid on, and higher average balances of deposits and borrowings. A factor contributing to the increase in interest expense was our increased reliance on wholesale funding sources resulting from attrition in lower cost core deposits. The increase in interest expense was only partially offset by an increase in the yield earned on, and the average balance of, loans and leases. The $18.4 million decrease in our net interest income during 2005 as compared to 2004 was primarily due to an increase in the rate paid on interest-bearing liabilities and a decrease in average securities. This was partially offset by an increase in the yield earned on interest-earning assets, an increase in average loans and leases, and a decrease in average interest-bearing liabilities. Net interest margin, on a tax equivalent basis, was 4.13% for 2006, compared to 4.34% for 2005 and 4.35% for 2004.

The following table presents, for the years indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities on a tax equivalent basis. Average balances are average daily balances.

	Years ended December 31,
	2006			2005			2004
	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Fed funds sold	$34,991	$1,790	5.12%	$47,555	$1,505	3.16%	$95,626	$1,128	1.18%
Securities:
Taxable (1)	1,465,664	66,549	4.54%	1,453,524	62,042	4.27%	1,935,532	81,142	4.19%
Tax-exempt (2)	88,137	6,220	7.06%	83,201	5,949	7.15%	88,115	6,692	7.60%
Other short-term (3)	9,687	254	2.62%	8,906	155	1.74%	3,014	58	1.92%
Loans and leases (4)(5)	4,758,571	369,747	7.77%	4,604,690	323,098	7.02%	4,490,842	289,736	6.45%

Total interest-earning assets	6,357,050	444,560	6.99%	6,197,876	392,749	6.34%	6,613,129	378,756	5.73%
Noninterest-earning assets	898,487	—		891,721	—		836,263	—

Total assets	$7,255,537	444,560		$7,089,597	392,749		$7,449,392	378,756

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,771,143	63,747	2.30%	$3,125,467	54,437	1.74%	$3,251,418	$38,413	1.18%
Time deposits over $100,000	788,086	35,606	4.52%	682,213	19,640	2.88%	710,229	11,196	1.58%
Other time deposits	501,082	22,616	4.51%	162,352	4,001	2.46%	254,984	3,856	1.51%

Total interest-bearing deposits	4,060,311	121,969	3.00%	3,970,032	78,078	1.97%	4,216,631	53,465	1.27%
Short-term borrowings	311,321	14,477	4.65%	297,561	10,741	3.61%	538,690	10,266	1.91%
CODES	18,518	101	0.55%	137,585	749	0.54%	210,991	1,566	0.74%
Subordinated debt	216,933	18,547	8.55%	210,311	17,639	8.39%	210,311	17,754	8.44%
Other long-term borrowings	532,155	27,088	5.09%	333,454	16,366	4.91%	206,133	7,825	3.80%

Total interest-bearing liabilities	5,139,238	182,182	3.54%	4,948,943	123,573	2.50%	5,382,756	90,876	1.69%
Noninterest-bearing deposits	1,017,381			1,088,927			1,058,253
Other noninterest-bearing liabilities	269,846			267,019			249,999
Minority interest: preferred stock of real estate investment trust subsidiaries	12,776			12,618			12,273
Shareholders’ equity	816,296			772,090			746,111

Total shareholders’ equity and liabilities	$7,255,537	182,182		$7,089,597	123,573		$7,449,392	90,876

Net interest income, on a tax-equivalent basis (2)		262,378			269,176			$287,880
Net interest margin (6)			4.13%			4.34%			4.35%
Reconciliation to reported net interest income:

Adjustment for tax equivalent basis		(2,000)			(1,966)			(2,257)

Net interest income, as reported		$260,378			$267,210			$285,623

(1)	Yield on available-for-sale securities does not give effect to changes in fair value of that are reflected in other comprehensive income.
(2)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate); prior period presentation has been changed to conform to this presentation.
(3)	Includes average interest-earning deposits in other financial institutions.
(4)	Nonaccrual loans are included in the average balance; prior period presentation has been changed to conform to current period presentation.
(5)	Interest income on loans includes the amortization of deferred fees, net of the amortization of deferred costs of $1.9 million in 2006, $1.4 million in 2005, and $514,000 in 2004.
(6)	Net interest margin during the period equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

The table below sets forth, for the periods indicated, a summary of the changes in net interest income on a tax equivalent basis attributable to changes in average asset and liability balances (volume) and changes in average rates earned or paid (rate). Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Year ended December 31, 2006 compared with December 31, 2005 favorable / (unfavorable)			Year ended December 31, 2005 compared with December 31, 2004 favorable / (unfavorable)
	Volume	Rate	Combined	Volume	Rate	Combined
	(Dollars in thousands)
INTEREST EARNED ON INTEREST-EARNING ASSETS
Fed funds sold	$(472)	$757	$285	$(786)	$1,163	$377
Other short-term investments	15	84	99	103	(6)	97
Securities:
Taxable	526	3,981	4,507	(20,578)	1,478	(19,100)
Tax-exempt	347	(76)	271	(359)	(384)	(743)
Loans and leases	11,115	35,534	46,649	7,456	25,906	33,362

Total interest income	11,531	40,280	51,811	(14,164)	28,157	13,993

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	(11,543)	2,233	(9,310)	(3,964)	(12,060)	(16,024)
Time deposits over $100,000	(3,419)	(12,547)	(15,966)	(1,227)	(7,217)	(8,444)
Other time deposits	(13,300)	(5,315)	(18,615)	(1,827)	1,682	(145)

Total interest-bearing deposits	(28,262)	(15,629)	(43,891)	(7,018)	(17,595)	(24,613)
Short-term borrowings	(516)	(3,220)	(3,736)	(6,283)	5,808	(475)
CODES	606	42	648	457	360	817
Subordinated debt	(564)	(344)	(908)	—	115	115
Other long-term borrowings	(10,099)	(623)	(10,722)	(5,789)	(2,752)	(8,541)

Total interest expense	(38,835)	(19,774)	(58,609)	(18,633)	(14,064)	(32,697)

Net increase (decrease) in net interest income	$(27,304)	$20,506	$(6,798)	$(32,797)	$14,093	$(18,704)

Provision for Credit Losses

The provision for credit losses is based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments and net charge-offs. For information on our provision for credit losses see “Financial Condition—Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

Non-interest income was $222.6 million during 2006, compared to $211.9 million during 2005 and $186.6 million during 2004. Non-interest income increased during 2006 compared to 2005 primarily due to increases in insurance commissions and fees and, to a lesser extent, other derivative income. Non-interest income increased during 2005 compared to 2004 primarily due to increases in insurance commissions and fees and, to a lesser extent, rental revenue on equipment leased to others and were partially offset by decreases in securities gains.

Insurance commissions and fees increased by $10.9 million to $165.3 million during 2006, compared to $154.4 million during 2005 and $130.5 million during 2004. These increases were primarily due to the timing of the May 2005 Lucini/Parish acquisition. Lucini/Parish generated insurance commissions and fees of $24.5 million during 2006, compared to $14.4 million during 2005 subsequent to its acquisition. ABD receives contingent commissions and override payments from certain insurance companies, which amounted to $14.3 million during 2006, or 8.5% of total ABD commissions and fees. As a result of changes in the insurance industry with respect to the payment of contingent commissions and override payments, it is possible that the amount of such commissions and payments ABD receives in the future may decrease. See “Note 11 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for information related to ABD’s receipt of requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers and other related matters.

Rental revenues earned by Greater Bay Capital on equipment leased to others increased to $18.9 million during 2006 compared to $18.3 million during 2005 and $11.5 million during 2004. Beginning in the third quarter of 2005, we ceased originating operating leases in favor of structuring new leases as direct financing leases. The $6.8 million increase in rental revenues in 2005, compared to 2004 reflects the growth in the equipment lease portfolio during 2004 and the first nine months of 2005.

Our gains and losses on the sale of securities arise from securities transactions undertaken to manage interest rate risk and in consideration of other factors, and, therefore, can fluctuate from period to period. Such initiatives were limited resulting in gains on sale of securities of $213,000 in 2006, $342,000 in 2005, and $8.4 million in 2004.

Other income includes $2.7 million in net gains on derivatives marked to market through earnings during 2006, compared to $1.3 million in net gains during 2005 and $206,000 in net gains during 2004. The derivative gains during 2006 included $2.7 million in income related to warrant investment appreciation. Gains during 2005 include $1.3 million in gains related to the change in market value of purchased residential mortgage loans between price commitment and settlement dates.

Operating Expenses

Operating expenses were $352.6 million during 2006, as compared to $336.1 million during 2005 and $314.1 million during 2004. The primary sources of variance in operating expenses during 2006 as compared to 2005 and 2004 included the following:

•

Compensation and benefits expenses increased during 2006 to $216.3 million, compared to $200.7 million during 2005 and $182.2 during 2004. These increases were partially due to the timing of the Lucini/Parish acquisition. Lucini/Parish generated compensation and benefits expenses of $13.7 million during 2006, compared to $8.2 million during 2005. Compensation and benefits includes $1.6 million in share-based compensation during 2006, as compared to $1.0 million during 2005 and $579,000 during 2004. The increase in share-based compensation in 2006 resulted from the adoption of SFAS No. 123R on January 1, 2006;

•

Depreciation – equipment leased to others was $15.1 million during 2006, as compared to $15.2 million during 2005 and $9.6 million during 2004. Beginning in the third quarter of 2005, we ceased originating operating leases and instead began structuring new leases as direct financing leases. This resulted in the decrease of depreciation – equipment leased to others during 2006 compared to 2005. The $5.6 million increase in depreciation – equipment leased to others for 2005 compared to 2004 reflects the growth in the equipment lease portfolio during 2004 and the first nine months of 2005;

•

Occupancy expenses increased to $34.2 million during 2006, compared to $32.5 million during 2005 and $32.5 million during 2004. The increase during 2006 was due to costs resulting from the outsourcing of our mainframe data processing operations and the timing of Lucini/Parish acquisition; and

•

Legal costs and other professional fees decreased to $16.7 million during 2006 compared to $18.0 million during 2005 and $20.9 million during 2004. The decreases over the three year period were primarily related to reduced costs for Sarbanes-Oxley Act compliance activities.

The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. A lowering of the efficiency ratio is achieved through an increase in revenues or a decrease in operating expenses, which would generally indicate a more efficient operating structure. However, excessive expense reductions, which might improve the efficiency ratio, could result in a weakening of our risk control environment, failure to comply with banking regulations, or delivery of customer service beneath competitive market requirements. The impact of these types of deficiencies could have an adverse impact on overall profitability or our safety and soundness.

The following table shows the computation of our efficiency ratio on a consolidated basis and excluding ABD. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, excluding ABD, in order to present this measure in a manner comparable to other banking organizations that do not have significant non-bank service businesses.

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Efficiency ratio	73.01%	70.14%	66.56%
Efficiency ratio without ABD	65.22%	62.47%	59.31%
Total operating expenses	$352,578	$336,061	$314,315
Less: ABD operating expenses	146,655	134,054	112,564

Total operating expenses without ABD	$205,923	$202,007	$201,751

Total revenue	$482,939	$479,142	$472,208
Less: ABD total revenue	167,219	155,798	132,044

Total revenue without ABD	$315,720	$323,344	$340,164

Income Taxes

Our effective income tax rate was 35.7% during 2006, compared to 37.8% in 2005 and 39.0% in 2004. See “Note 15—Income Taxes” of the Notes to Consolidated Financial Statements for further information regarding our income taxes, which is incorporated herein by reference.

Financial Condition

Securities

Securities increased $49.5 million, or 3.3%, to $1.5 billion at December 31, 2006. At December 31, 2006, $758.3 million, or 49.1%, of our total securities were comprised of mortgage and mortgage related securities compared to $869.2 million, or 58.2%, of our total securities at December 31, 2005. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three years as of December 31, 2006.

See “Note 3—Securities” of the Notes to Consolidated Financial Statements for information concerning the composition and maturity of our investment security portfolio and other information regarding the investment securities portfolio, which is incorporated herein by reference.

Loans and Leases

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	As of December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (1)	$1,996,673	41.3%	$1,869,435	40.2%	$1,835,582	41.9%
Leases	248,876	5.1	182,614	3.9	138,665	3.2
Term real estate – commercial	1,403,631	29.0	1,449,818	31.2	1,626,839	37.1

Total commercial	3,649,180	75.4	3,501,867	75.3	3,601,086	82.2
Real estate construction and land	729,871	15.1	644,883	13.9	479,113	10.9
Residential mortgage	279,615	5.8	266,263	5.7	22,982	0.5
Real estate other	173,271	3.6	202,675	4.4	239,672	5.5
Consumer and other (1)	68,698	1.4	109,168	2.3	145,335	3.3

Total loans and leases, gross	4,900,635	101.3	4,724,856	101.6	4,488,188	102.4
Deferred costs and fees, net (1)	5,206	0.1	3,113	0.1	46	—

Total loans and leases, net of deferred costs and fees	4,905,841	101.4	4,727,969	101.7	4,488,234	102.4
Allowance for loan and lease losses	(68,025)	(1.4)	(82,159)	(1.7)	(107,517)	(2.4)

Total loans and leases, net	$4,837,816	100.0%	$4,645,810	100.0%	$4,380,717	100.0%

	As of December 31,
	2003		2002
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial (1)	$1,843,495	41.6%	$2,031,731	43.1%
Leases	101,410	2.3	73,406	1.6
Term real estate – commercial	1,680,971	37.9	1,651,389	35.0

Total commercial	3,625,876	81.8	3,756,526	79.7
Real estate construction and land	537,079	12.1	710,990	15.1
Residential mortgage	—	—	—	—
Real estate other	228,889	5.2	210,553	4.5
Consumer and other (1)	167,863	3.8	166,579	3.5

Total loans and leases, gross	4,559,707	102.9	4,844,648	102.8
Deferred costs and fees, net (1)	(806)	—	(2,027)	—

Total loans and leases, net of deferred costs and fees	4,558,901	102.9	4,842,621	102.8
Allowance for loan and lease losses	(124,489)	(2.9)	(127,972)	(2.8)

Total loans and leases, net	$4,434,412	100.0%	$4,714,649	100.0%

(1)	The unamortized initial deferred costs on capital leases is included in the balance of deferred fees and costs, net. Previously, we reported unamortized initial deferred costs along with capital leases in commercial loans and consumer and other loans. We have conformed all periods to the current presentation. This reclassification did not change the reported balance of total loans, net. As of December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002 debit balances of $15.5 million, $13.9 million, $13.7 million and $13.2 million, respectively, of deferred costs and fees on leases were reclassified from commercial loans and consumer loans into net deferred costs and fees.

Total loans and leases, net of deferred costs and fees, increased by $177.9 million during 2006. This increase primarily reflects increases in leases of $173.5 million, in real estate construction and land loans of $85.0 million, in commercial loans of $20.0 million, and in residential mortgage loans of $13.4 million. These increases were partially offset by a decline in consumer and other loans of $40.5 million and in commercial term real estate loans of $29.4 million.

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. As our lending operations are concentrated in the San Francisco Bay Area that is heavily dependent on the technology and real estate industries and supporting service companies, a downturn in these sectors could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. Multi-family residential loans are generally originated at 80% or less loan to value (or “LTV”). Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans, the majority of which are residential in nature, are generally originated at 75% or less LTV.

See “—Financial Condition—Property, Premises, and Equipment” for information regarding the classification of certain lease contracts.

The following table presents the maturity distribution of our loan and lease portfolio by type and the sensitivity of such loans to changes in interest rates at December 31, 2006.

	Term to final loan maturity						Total
	One year or less		One to five years		After five years
	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate
	(Dollars in thousands)
Commercial	$185,010	$417,713	$546,469	$192,931	$558,081	$96,469	$1,996,673
Leases	23,173	—	215,991	—	9,712	—	248,876
Term real estate— commercial	55,479	43,004	290,490	204,164	366,605	443,889	1,403,631
Real estate construction and land	50,647	444,796	83,362	128,451	21,455	1,160	729,871
Residential mortgage	—	—	—	—	—	279,615	279,615
Real estate other	16,105	11,568	2,823	17,253	19,218	106,304	173,271
Consumer and other	4,612	32,552	13,718	9,514	8,261	41	68,698

Total loans and leases, gross	$335,026	$949,633	$1,152,853	$552,313	$983,332	$927,478	$4,900,635

Nonperforming Assets and Other Risk Factors

The following table presents information concerning our nonperforming assets for the past five years. Other nonperforming assets are primarily comprised of equipment leased to others. Our accounting policies for nonaccrual and restructured loans and other real estate owned (or “OREO”) are described in “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$29,865	$71,094	$43,711	$61,700	$37,750
OREO	—	—	—	—	397
Other nonperforming assets	382	631	569	877	823

Total nonperforming assets	$30,247	$71,725	$44,280	$62,577	$38,970

Restructured loans on accrual status	$133	$290	$250	$240	$4,500

Accruing loans past due 90 days or more	$9,030	$—	$6	$—	$944

Nonperforming loans to total loans	0.61%	1.50%	0.97%	1.35%	0.78%
Nonperforming assets to total assets	0.41%	1.01%	0.64%	0.81%	0.47%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.80%	1.52%	0.99%	1.38%	0.92%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.53%	1.01%	0.64%	0.82%	0.55%

Accruing loans past due 90 days or more at December 31, 2006 was comprised of a single construction loan that was well secured and in process of collection. Subsequent to December 31, 2006, we have received principal repayments on this loan totaling $6.1 million. Nonaccrual loans at December 31, 2005 included a single client relationship totaling $36.8 million that had been placed on nonaccrual status during the second quarter of 2005. The payoff of the loans comprising this relationship during 2006 is the primary reason for the 2006 decline in nonperforming assets. The carrying value of the loans comprising this relationship as of December 31, 2005 was established based upon the principal proceeds received on the retirement of this borrower’s indebtedness during the first quarter of 2006.

See “Note 4—Loans and Leases, Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments, and Nonperforming Assets” of the Notes to Consolidated Financial Statements for information regarding interest earned and foregone on our nonaccrual and restructured loans, which is incorporated herein by reference.

The following table presents information concerning the composition of our nonaccrual loans at December 31, 2006 and 2005.

	As of December 31,
	2006	2005
	(Dollars in thousands)
Commercial:
Leases – GBC & Matsco	$1,100	$1,071
Other commercial	8,487	9,142
Commercial loans – Matsco	6,483	7,812
SBA	4,316	6,497

Total commercial	20,386	24,522
Real estate:
Term real estate – commercial	7,173	8,433
Term real estate – commercial – SBA	1,259	—
Real estate construction and land	930	323
Real estate mortgage	—	—
Real estate other	—	33,312

Total real estate	9,362	42,068
Consumer and other	117	4,504

Total nonaccrual loans	$29,865	$71,094

Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments

The provision for credit losses is based on management’s assessment of the required allowance for loan and lease losses, the reserve for unfunded credit commitments, and net charge-offs. During 2006, we had an $8.7 million reversal of provision for credit losses due to the combined effects of a $14.1 million reduction in the required allowance for loan and lease losses, a $702,000 reduction in the reserve for unfunded credit commitments and $6.1 million in net loan and lease charge-offs. During 2005, we had a $13.3 million reversal of provision for credit losses due to the combined effects of a $25.4 million reduction in the required allowance for loan and lease losses, a $797,000 increase in the reserve for unfunded credit commitments and $11.3 million in net loan and lease charge-offs. During 2004, we had a $5.5 million provision for credit losses due to the combined effects of a $17.0 million reduction in the required allowance for loan and lease losses, a $4.8 million increase in the reserve for unfunded credit commitments and $17.7 million in net loan and lease charge-offs.

The allowance for loan and lease losses represents management’s estimate of losses inherent in the existing loan and lease portfolio. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by provisions for credit losses charged to expense and recoveries, and reduced by negative provisions and charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The following table sets forth information concerning our allowance for loan and lease losses at the dates indicated.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Period end gross loans outstanding	$4,900,635	$4,724,856	$4,488,188	$4,559,707	$4,844,648
Average gross loans outstanding	$4,758,571	$4,604,690	$4,490,842	$4,724,865	$4,652,347
Allowance for loan and lease losses:
Balance at beginning of period	$82,159	$107,517	$124,489	$127,972	$122,547
Commercial	(9,836)	(9,091)	(18,256)	(28,382)	(47,614)
Leases	(1,497)	(1,211)	(1,344)	(1,718)	(1,870)
Term real estate – commercial	—	—	(2,785)	(3,228)	(9,531)

Total commercial	(11,333)	(10,302)	(22,385)	(33,328)	(59,015)
Real estate construction and land	—	(3,102)	(2,005)	(2,595)	—
Real estate mortgage	—	—	—	—	—
Real estate other	(320)	—	—	(54)	—
Consumer and other	(225)	(2,788)	(790)	(1,133)	(746)

Total charge-offs	(11,878)	(16,192)	(25,180)	(37,110)	(59,761)

Recoveries:
Commercial	4,312	3,727	6,555	4,070	4,080
Leases	115	114	214	518	525
Term real estate – commercial	2	3	—	36	20

Total commercial	4,429	3,844	6,769	4,624	4,625
Real estate construction and land	916	144	392	593	1
Real estate mortgage	—	—	—	—	—
Real estate other	188	—	4	—	—
Consumer and other	225	912	325	253	228

Total recoveries	5,758	4,900	7,490	5,470	4,854

Net charge-offs	(6,120)	(11,292)	(17,690)	(31,640)	(54,907)
(Reversal of) / provision for loan and leases losses (1)	(8,015)	(14,066)	718	28,157	60,332

Balance at end of period	$68,024	$82,159	$107,517	$124,489	$127,972

Net charge-offs to average loans outstanding during the period	0.13%	0.24%	0.39%	0.67%	1.18%
Allowance as a percentage of period end loans outstanding	1.39	1.74	2.39	2.72	2.63
Allowance as a percentage of non-performing loans	227.77%	115.56%	245.97%	201.76%	339.00%

(1)	Excludes the provision for unfunded credit commitment amounts which appear in “Note 4 – Loans and Leases, Allowance for Loan and Leases Losses and Reserve for Unfunded Credit Commitments and Nonperforming Assets” of the Notes to Consolidated Financial Statements.

The allowance for loan and lease losses at December 31, 2006 was $68.0 million, as compared to $82.2 million at December 31, 2005. This decrease was primarily a result of improved credit quality, a reduction in the assumed future rates of default for the loan and lease portfolio specific to each credit grade, and a change in modeling assumptions reflecting the relative improvement in the Bay Area economy, which are key factors for determining allowance requirements.

Reserve Methodology

The methodology used to determine the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of three key components: specific reserves for individual impairment, the migration based-pool analysis, and the estimated identified incurred loss. The following table provides information about these components at the dates presented:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$5,583	$10,871	$14,615
Reserve for unfunded credit commitments	121	121	1,862

Total individual impairment component	5,704	10,992	16,477

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	45,476	49,962	55,799
Reserve for unfunded credit commitments	5,465	6,014	2,128

Total migration-based pool analysis component	50,941	55,976	57,927

Estimated unidentified incurred loss:
Allowance for loan and lease losses	16,965	21,326	37,103
Reserve for unfunded credit commitments	991	1,144	2,492

Total estimated unidentified incurred loss	17,956	22,470	39,595

Total reserves:
Allowance for loan and lease losses	68,024	82,159	107,517
Reserve for unfunded credit commitments	6,577	7,279	6,482

Total reserves	$74,601	$89,438	$113,999

The specific reserves for the individual impairment component of the allowance for loan and lease losses and the reserve for unfunded commitments are equal to the aggregate amount of specific reserves that are established for impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended (or “SFAS No. 114”). The measurement of an impaired loan’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated knowledgeable third parties. Loans are considered for impairment through the normal review process, and if impairment is determined, the loan is placed on nonperforming status. We estimate the amount of impairment and adjust the book value of the loan for the impairment amount by either taking a charge-off against the loan or establishing a specific reserve. During 2006 and 2005, the decrease in the individual impairment component resulted from a decrease in the level of impaired loans and a decrease in the corresponding estimated loss exposure associated with impaired loans.

The migration-based pool analysis includes an estimate of loss based on the distribution of the portfolio by credit risk rating, the probability of default by credit risk rating, and the estimate of loss assuming a loan default. We segment our unimpaired portfolio by credit risk rating and then further segment each category by loan/collateral type. We then apply probability of default factors against each credit risk rating segment to produce an estimate, by loan/collateral type, of the aggregate principal amount of loans that are likely to default. Probability of default rates is calculated for various risk ratings using historical data. We then adjust these rates to account for the quality of the underlying data used in the calculation, and to account for macro and regional economic issues that have recently occurred that we know will impact these rates, but are not reflected in historical data, such as changes in interest rates. Finally, we apply an estimated loss factor, based on collateral type, against the aggregate principal amount of loans that we believe are likely to default to determine an estimate of loss. In addition to overall improvement in credit quality, a change in modeling assumptions related to the relative improvement in the Bay Area economy compared to the national economy resulted in a decrease of approximately $4.0 million in this component of our allowance for loan and lease losses. Those decreases were partially offset by additional allowance required for construction loans as a result of growth in that portfolio. During 2005, the decrease in this component of our allowance for loan and lease losses resulting from the overall improvement in credit quality was offset by the effect of the enhancement to our methodology to account for macro and regional economic issues. This 2005 enhancement resulted in a reallocation of a portion of the allowance for loan and lease losses from the estimated unidentified incurred loss to the migration-based pool component of the overall pool analysis totaling $19.3 million. Additional enhancements made in 2005 incorporated increased analysis of loss exposure and probability of default associated with both historical loss rates and known qualitative factors present in various major segments of the loan portfolio that further increased this component of our allowance for loan and lease losses.

The estimate of unidentified, incurred loss reflects the impact of events that have occurred to borrowers of which we have knowledge as of the reporting date, that will result in loan default and an eventual loss. An example of such a loss-causing event for a commercial real estate loan would be the loss of a major tenant. Because there is a lag between the loss-causing event, the loss of a major tenant in this example, and our knowledge of this event, we believe that a portion of our pass-rated assets have heightened risk that would be similar to criticized assets. During 2006, the decrease in this component of our allowance for loan and lease losses resulted from the overall improvement in credit quality. During 2005, estimated unidentified incurred loss decreased as a result of a modification to our methodology implemented that resulted in a reallocation of $19.3 million of the allowance for loan and lease losses from the estimation of unidentified incurred loss to the migration-based pool component of the overall pool analysis. The decrease resulting from this modification was partially offset by other changes to factors impacting estimated unidentified incurred loss.

Allowance for Loan and Lease Losses by Category

The following table presents an analysis of the allocation of our allowance for loan and losses at the dates indicated and the percentage of loans or leases in each category to total loans and leases, gross. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

	As of December 31,
	2006		2005		2004
	Amount	Percentage of loans in category to gross loans	Amount	Percentage of loans in category to gross loans	Amount	Percentage of loans in category to gross loans
	(Dollars in thousands)
Commercial	$36,418	40.7%	$46,958	39.6%	$43,141	40.9%
Leases	7,011	5.1%	5,012	3.9%	3,840	3.1%
Term real estate – commercial	10,504	28.6%	16,837	30.7%	38,356	36.3%

Total commercial	53,933	74.5%	68,807	74.1%	85,337	80.2%
Real estate construction and land	10,851	14.9%	8,440	13.7%	12,571	10.7%
Real estate mortgage	1,318	5.7%	1,678	5.6%	390	0.5%
Real estate other	1,129	3.5%	1,644	4.3%	6,080	5.3%
Consumer and other	794	1.4%	1,590	2.3%	3,139	3.2%

Total allocated	68,025	100.0%	82,159	100.0%	107,517	100.0%
Unallocated	—	0.0%	—		—

Total	$68,025	100.0%	$82,159	100.0%	$107,517	100.0%

	As of December 31,
	2003		2002
	Amount	Percentage of loans in category to gross loans	Amount	Percentage of loans in category to gross loans
	(Dollars in thousands)
Commercial	$51,789	40.4%	$62,397	41.9%
Leases	2,897	2.2%	2,442	1.5%
Term real estate—commercial	26,957	36.9%	21,298	34.1%

Total commercial	81,643	79.5%	86,137	77.6%
Real estate construction and land	7,672	11.8%	10,233	14.7%
Real estate mortgage	—	0.0%	—	0.0%
Real estate other	4,905	5.0%	2,337	4.4%
Consumer and other	3,533	3.7%	1,604	3.4%

Total allocated	97,753	100.0%	100,311	100.0%
Unallocated	26,736		27,661

Total	$124,489	100.0%	$127,972	100.0%

As part of the enhancements we made to our methodology for determining the appropriate level of allowance for loan and lease losses and the reserve for unfunded credit commitments during 2004, we increased our analysis of estimated unidentified incurred losses within the portfolio, which resulted in the allocation of the allowance for loan and lease losses that had previously been unallocated as of December 31, 2003 and 2002.

Property, Premises, and Equipment

Property, premises, and equipment decreased to $86.3 million at December 31, 2006, as compared to $104.0 million at December 31, 2005. The decrease reflects primarily the decrease in equipment leased to others, net of accumulated depreciation to $46.1 million at December 31, 2006, as compared to $64.1 million at December 31, 2005. The operating lease portfolio reduction is a result of actions we have taken to qualify newly originated leases as direct financing leases that previously would have been categorized as operating leases.

Lease contracts are categorized as direct financing leases or operating leases in accordance with the definitions in SFAS No. 13, “Accounting for Leases” (or “SFAS No. 13”). Direct financing leases are included in loans and leases, net and operating leases are included in property, premises, and equipment. Operating leases are categorized as such primarily because the net present value of the payments do not meet or exceed 90% of the fair value of the leased asset. Beginning in 2005, we insured the residual value of leased assets for those newly originated leases that would otherwise qualify as operating leases. By insuring the residual value of the leased asset, the lease contracts qualify as a direct financing leases. During the years ended December 31, 2006 and 2005, we originated lease contracts with an original equipment cost of $47.6 million, and $14.0 million, respectively, whose residual value is insured, and as a result are classified as direct financing leases and included in loans and loans.

Deposits

Total deposits increased to $5.3 billion at December 31, 2006 from $5.1 billion at December 31, 2005. Total core deposits, which exclude brokered and other institutional time deposits, decreased by $310.0 million during 2006 to $4.3 billion at December 31, 2006 reflecting declines in both demand deposit and MMDA, NOW, and savings balances.

Non-interest bearing demand deposits declined $64.9 million during the year ended December 31, 2006. Balance attrition was primarily attributable to the increase in interest rates paid on various alternative interest-

bearing investment options available to our depositors. As market interest rates have increased, our depositors reduced balances in their non-interest bearing demand deposit accounts.

MMDA, NOW, and savings deposits declined $386.3 million during the year ended December 31, 2006. Approximately three-quarters of the decline occurred in our specialty account area, which is principally comprised of title, exchange, venture capital, and other large balance relationships. The balance of our deposit decline was experienced in more traditional interest-bearing money market account categories.

The maturities of time deposits, $100,000 and over were as follows as of December 31, 2006:

(Dollars in thousands)
Three months or less	$519,132
Over three months through six months	276,074
Over six months through twelve months	82,784
Over twelve months	14,058

Total	$892,048

Borrowings

Borrowings were $1.0 billion at both December 31, 2006 and 2005. Borrowings consisted of the Federal Home Loan Bank (or “FHLB”) advances, securities sold under agreement to repurchase, subordinated notes, senior notes, and other notes payable. Borrowings increased during 2006 primarily due to a $77.3 million issuance of junior subordinated notes to GBB Capital VIII and by a $113.9 million increase in FHLB advances. This increase was partially offset by the redemption of $106.7 million of the junior subordinated notes issued to GBB Capital V and an $82.5 million decrease in Zero Coupon Senior Convertible Contingent Debt (or “CODES”) due 2024 resulting from the holders of that instrument exercising their put option.

See “Note 8 – Borrowings” of the Notes to Consolidated Financial Statements for additional information and a description of our borrowing arrangements, which is incorporated herein by reference.

Liquidity and Cash Flow

Net cash provided by operating activities totaled $89.4 million during 2006, as compared to $129.9 million during 2005, and $92.0 million during 2004.

Cash used in investing activities totaled $241.9 million during 2006 and $223.8 million during 2005, as compared to cash provided by investing activities of $581.7 million during 2004. The net use of cash for loans and leases was $182.8 million during 2006 and $248.6 million during 2005, as compared to cash provided by loans and leases, net of $6.4 million during 2004. Net cash used for securities activities, including maturities, partial paydowns, sales, and purchases, was $45.5 million during 2006, as compared net cash provided by securities of $91.8 million during 2005 and $599.2 million during 2004. The decrease in cash provided by securities activities during 2006, as compared to 2005 and 2004 reflects of slowing of the prepayment rate of our securities portfolio and increased securities purchases.

Net cash provided by financing activities was $170.1 million during 2006 and $74.4 million during 2005, compared to cash used by financing activities of $778.0 million during 2004. Short-term and long-term borrowings, including the repurchase of our CODES, resulted in a $103.6 million and $203.6 million source of cash during 2006 and 2005, respectively, as compared to a $493.4 million use of cash during 2004. We manage our borrowing levels based on several factors, including the funding requirements of our loans and leases and our securities portfolio and liquidity requirements of the Bank and our holding company.

As of December 31, 2006, we did not have any material capital expenditure commitments.

Liquidity of the Bank

Our liquidity management objective is to allow the Bank to meet the funding needs of its clients while avoiding carrying excess cash and cash equivalent balances due to their low-yielding nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have substantial access to wholesale funding markets, principally through FHLB advances, brokered certificates of deposits and securities sold under repurchase agreements.

Liquidity of the Holding Company

Regulations restrict non-bank affiliates from accessing funds from a related bank entity. As such, holding company liquidity is managed separate and apart from Bank liquidity. The holding company’s liquidity management objective is to maintain the ability to meet obligations as they come due. In addition to its own operating expenses, the holding company is responsible for the payment of fees, interest and principal on its line of credit, senior notes, subordinated notes, investment commitments, subsidiary capital funding, and the payment of dividends on its capital stock. None of the debt instruments issued by the holding company mature in 2007, although certain debt or equity securities are redeemable at our option during 2007. On February 21, 2007, we announced our intention to issue $100 million in additional subordinated debt and to redeem our $103.1 million in outstanding Series B Preferred Stock. See “Note 23—Subsequent Events” of the Notes to Consolidated Financial Statements for additional information regarding this announcement.

Substantially all of the holding company’s operating receipts are realized from interest received on its securities portfolio and dividends received from subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $81.2 million at September 30, 2006. The holding company also has the ability to supplement cash flows through capital market financings. The holding company has a three-year unsecured committed credit facility under which it had $60.0 million available as of December 31, 2006.

Significant sources of financing cash flows for the holding company during 2006 and 2005 included the issuance of $77.3 million of junior subordinated notes to GBB Capital VIII during 2006 and the issuance of $150.0 million in Senior Notes due 2010 in 2005. These securities were issued, in part, to replace borrowings retired during these periods.

In addition to dividend payments, significant uses of financing cash flows for the holding company during 2006 and 2005 included the 2006 redemption of $106.7 million of the junior subordinated notes issued to GBB Capital V and the retirement of the CODES totaling $81.7 million in 2006 and $157.3 million in 2005.

See “Note 8—Borrowings” of the Notes to Consolidated Financial Statements for additional information concerning our holding company’s obligations under its senior notes and subordinated debt, additional information concerning the holding company’s credit facility and additional information regarding the transactions that represent significant sources and uses of financing cash flows.

Liquidity of ABD

ABD’s primary source of liquidity is its operating revenues. ABD also has access to additional liquidity through a $50 million line of credit facility with the holding company and capital contributions.

Capital Resources

Shareholders’ equity is our primary source of regulatory capital. See the Consolidated Statements of Shareholders’ Equity and “Note 12—Shareholders’ Equity” of the Notes to Consolidated Financial Statements for a description of the components of shareholders’ equity and activities during 2006, 2005, and 2004.

An additional regulatory capital component is Trust Preferred Securities issued by our subsidiary capital trusts which qualify as Tier I capital up to a maximum of 33% of core capital under applicable regulatory guidelines. Trust Preferred Securities above the Tier I qualifying maximum qualify as Tier II capital. As of December 31, 2006 and 2005, those subsidiary trusts had $175.5 million and $204.0 million, respectively, in Trust Preferred Securities outstanding, all of which qualifies as Tier I capital. See “Note 8—Borrowings” of the Notes to Consolidated Financial Statements for further information regarding these securities.

The Federal Reserve and OCC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at December 31, 2006 and December 31, 2005, and related minimum regulatory requirements appear in “Note 13—Regulatory Matters” of the Notes to Consolidated Financial Statements. At December 31, 2006 and 2005, the consolidated corporation and the Bank exceeded all of the well-capitalized guidelines under the Federal Deposit Insurance Corporation Improvement Act of 1991 (or “FDICIA”) regulatory framework for prompt corrective action.

Our tangible common equity and total tangible equity ratios are non-regulatory capital measures that we believe are meaningful in part because they are frequently used by investors and credit rating agencies to measure our financial leverage. Those ratios, which are non-GAAP financial measures, are as follows:

	Non- regulatory capital ratios
	Tangible common equity	Total tangible equity
December 31, 2006	6.32%	7.77%
December 31, 2005	5.56%	7.07%

Tangible equity ratio increases were a result of the growth of common shareholders’ equity, increasing at a faster rate than tangible assets. The following table sets forth the reconciliation of shareholders’ equity to tangible equity and total assets to tangible assets.

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Common shareholders’ equity	$736,418	$672,624
Less: goodwill and other intangibles	(288,994)	(293,030)

Tangible common equity	447,424	379,594
Convertible preferred stock	103,094	103,387

Tangible equity	$550,518	$482,981

Total assets	$7,371,134	$7,120,969
Less: goodwill and other intangibles	(288,994)	(293,030)

Tangible assets	$7,082,140	$6,827,939

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under contractual obligations for the items indicated below as of December 31, 2006.

	Total	Less than one year	One to three years	Four to five years	More than five years
	(Dollars in thousands)
Deposits	$5,257,183	$4,901,679	$303,866	$1,030	$50,608
Long-term borrowings	659,027	—	277,918	200,181	180,928
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	63,818	—	—	—	63,818

Total accrued contractual obligations	5,980,028	4,901,679	581,784	201,211	295,354

Operating lease obligations	118,319	21,599	47,852	10,583	38,285
Purchase obligations	7,510	7,510	—	—	—

Total off-balance sheet arrangements	125,829	29,109	47,852	10,583	38,285

Total contractual obligations	$6,105,857	$4,930,788	$629,636	$211,794	$333,639

Other information:
Contingent payments	$10,437	$3,333	$7,104	$—	$—
Commitments to fund loans	$1,399,975	$1,399,975	$—	$—	$—
Commitments under letters of credit	$109,526	$109,526	$—	$—	$—

The obligations are categorized by their contractual due dates. Approximately $442.0 million of the commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the commitment to fund loans relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See “Note 11—Commitments and Contingencies” of the Notes to Consolidated Financial Statements for a further description of contingent payments, which is incorporated herein by reference.

We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Purchase obligations represent unaccrued and unfunded commitments totaling $7.5 million on certain equity investments in venture capital funds, and partnerships and corporations that invest in CRA qualified assets. See “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a description of these unaccrued and unfunded commitments.

Results by Business Segment

We have four reportable business segments, which are community banking, treasury, Matsco, and ABD. In addition, we have four smaller operating segments, Greater Bay Capital, Greater Bay SBA Lending, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. The results for these four units are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment.

Changes to the Composition of our Reportable Business Segments and Other Information

During 2006 and 2005, we changed the composition of our reportable business segments, the computation of certain intersegment revenues and expenses, and how we allocate the allowance for loan and lease losses, certain liabilities, revenues, and expenses. See “Note 16—Business Segments” of the Notes to Consolidated Financial Statements for a description of these changes.

Community Banking

We provide a wide range of commercial banking and financial services to small- and medium-sized businesses, real estate developers and property managers, business executives, professionals, and other individuals.

The key measures we use to evaluate community banking’s performance are provided in the following table as of and for the years ended December 31, 2006, 2005, and 2004. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$356,064	$316,816	$290,461
Interest expense	100,264	69,007	50,747

Net interest income before (reversal of) / provision for credit losses	255,800	247,809	239,714
(Reversal of) / provision for credit losses	(10,880)	(31,771)	5,175

Net interest income after (reversal of) / provision for credit losses	266,680	279,580	234,539
Non-interest income	14,678	15,283	16,443
Operating expenses	54,362	49,693	59,445

Income before provision for income taxes and intercompany allocation	$226,996	$245,170	$191,537

Balance sheet:
Assets	$3,057,767	$3,058,010	$3,571,532
Deposits	$4,230,001	$4,534,527	$4,805,624
Other Significant Segment Measures:
Average loans	$3,004,296	$3,113,606	$3,330,472
Yield earned on loans	7.94%	6.96%	6.07%
Net recoveries / (charge-offs)	$1,772	$(5,281)	$(10,608)
Average interest-bearing deposits	$3,270,401	$3,614,806	$3,860,436
Rate paid on deposits	2.50%	1.84%	1.25%
Compensation and benefits	$31,756	$27,124	$30,847
Interest revenue received from other segments and included in net interest income, net	$99,103	$97,262	$85,746

During 2006, community banking’s income before provision for income taxes and intercompany allocations decreased 7.41% to $227.0 million, compared to $245.2 million for 2005. This decrease is primarily due to a decrease in the reversal of provision for credit losses and an increase in operating expenses, partially offset by an increase in net interest income.

During 2005, community banking’s income before provision for income taxes and intercompany allocations increased 28.0% to $245.2 million, compared to $191.5 million for 2004. This increase was primarily due to an increase in net interest income, a decrease in provision for credit losses, and a decrease in total operating expenses. These factors were partially offset by a reduction in non-interest income.

Net Interest Income after Provision for Credit Losses: Net interest income after (reversal of) / provision for credit losses decreased to $266.7 million during 2006, compared to $279.6 million for 2005. The $12.9 million decrease reflects a $21.7 million increase in interest income on loans and a $1.8 million increase in interest revenues received from other segments. These factors were partially offset by a $20.9 million increase in the provision for credit losses and a $15.5 million increase in interest expense on deposits.

The specific factors affecting interest income, interest expense, and the provision for credit losses include the following for 2006 compared to 2005:

•

Interest income on loans was $238.5 million for 2006, compared to $216.9 million during 2005. This increase is primarily the result of an increase in the average yield earned on loans, which reflects higher wholesale market interest rates during 2006 compared to 2005. The average yield earned on loans during 2006 was 98 basis points higher than 2005;

•

Interest expense on deposits increased to $81.9 million for 2006, compared to $66.3 million during 2005. These increases were primarily due to a 66 basis point increase in the average interest rates paid, which reflects higher wholesale market interest rates. The effect of a higher rate paid on deposits was partially offset by a decrease in average deposit balances during 2006 compared to 2005; and

•

The reversal of provision for credit losses decreased by $20.9 million during 2006, as compared to 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

Net interest income after provision for credit losses increased to $279.6 million during 2005, compared to $234.5 million for 2004. The $45.1 million increase reflects a $14.8 million increase in interest income on loans, a $11.5 million increase in interest revenues received from other segments, and a $36.9 million decrease in the provision for credit losses. These factors were partially offset by a $18.0 million increase in interest expense on deposits.

The factors affecting interest income, interest expense, and the provision for credit losses include the following for 2005 compared to 2004:

•

Interest income on loans was $216.9 million for 2005, compared to $202.1 million during 2004. This increase is primarily the result of an increase in the average yields earned on loans, which reflects higher wholesale market interest rates in 2005 compared to 2004. The average yield earned on loans for 2005 was 89 basis points higher than 2004;

•

Interest expense on deposits increased to $66.3 million for 2005, compared to $48.4 million during 2004. This increase was primarily due to an increase in the average interest rates paid, which reflects higher wholesale market interest rates in 2005. The increase in the rate paid on deposits was partially offset by a decrease in average deposit balance during 2005. Our deposit base decrease is reflective of the cyclicality of large title company and venture fund accounts; and

•

The provision for credit losses decreased by $36.9 million during 2005, as compared to 2004. The provision for credit losses is based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

Non-interest Income: Community banking’s non-interest income decreased slightly during 2006, compared to 2005 primarily as a result of a decrease in service charges and other fee income partially offset by an increase in warrant investment appreciation. Service charges and other fee income was $10.0 million during 2006, compared to $11.2 million for 2005. Service charges and other fee income decreased primarily due to the decline in demand deposit account balances. Warrant income was $533,000 for 2006, compared to $0 for 2005. The remainder of warrant income generated by warrant investment appreciation resides in Greater Bay Business Funding, which is included in all other segments. Non-interest income decreased during 2005 as compared to 2004 primarily as a result of a decrease in service charges and other fee income.

Operating Expenses: Community banking’s operating expense increased during 2006 compared to 2005 primarily as a result of an increase in compensation and benefits and occupancy expense. Compensation and benefits were $31.8 million during 2006, compared to $27.1 million for 2005. The increase in compensation and benefits is primarily due to additions to staff in the areas of community banking administration and business development. Occupancy expenses were $13.4 million during 2006, compared to $12.5 million for 2005. The increase in occupancy expense was a result of an increase in the rental rates.

Community banking’s operating expense decreased during 2005 as compared to 2004 primarily due to decreases in compensation and benefits expense, occupancy and equipment expense, and legal and other professional fees. Compensation and benefits were $27.1 million during 2005, as compared to $30.8 million for 2004. Occupancy and equipment expenses were $12.5 million during 2005, as compared to $15.4 million for 2004. Legal and other professional fees were $1.2 million during 2005, as compared to $2.8 million for 2004. The decrease in occupancy and equipment expense occurred as a result of leaseholds and equipment becoming fully depreciated, and as a result of a change in how we charge our community banking segment for occupancy costs.

Balance Sheet: Community banking’s loan balance was $3.0 billion at December 31, 2006, a decrease of $13.2 million from December 31, 2005. Community banking’s loan portfolio was impacted by the payoff of approximately $70 million of nonperforming and other large loans where accelerated collection was sought and successfully realized during 2006.

Deposits were $4.2 billion at December 31, 2006, a decrease of $304.5 million from December 31, 2005. The decrease in core deposits reflected a decline in demand deposit and MMDA, NOW, and savings balances. See “Financial Condition – Deposits” for additional discussion regarding the decrease in our core deposits balances.

Treasury

Treasury manages the Company’s investment portfolio, wholesale funding, and liquidity position. Treasury’s assets are primarily comprised of the securities portfolio, Federal funds sold, and purchased residential mortgage loans. Treasury’s liabilities include wholesale fundings, which are comprised of brokered and institutional time deposits and the Bank’s non-deposit borrowings. Treasury provides intersegment funding to support customer lending activity and purchases funds raised from core deposit gathering activities.

The key measures we use to evaluate treasury’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$79,961	$76,451	$86,483
Interest expense	101,867	81,159	71,341

Net interest income before (reversal of) / provision for credit losses	(21,906)	(4,708)	15,142
(Reversal of) / provision for credit losses	(519)	1,146	—

Net interest income after (reversal of) / provision for credit losses	(21,387)	(5,854)	15,142
Non-interest income	1,394	2,260	5,638
Operating expenses	9	29	361

(Loss) / income before provision for income taxes and intercompany allocation	$(20,002)	$(3,623)	$20,419

Balance sheet:
Assets	$1,731,206	$1,698,088	$2,074,463
Deposits	$1,002,361	$493,672	$295,951
Other Significant Segment Measures:
Average loans	$226,726	$171,963	$700
Yield earned on loans	4.41%	4.46%	4.29%
Average securities	$1,490,225	$1,463,531	$1,882,263
Yield earned on securities	4.71%	4.45%	4.32%
Average interest-bearing deposits	$774,740	$349,678	$381,982
Rate paid on deposits	5.04%	3.21%	1.35%
Interest paid to other segments and included in net interest expense	$(37,815)	$(52,373)	$(48,198)

During 2006, treasury had a loss before provision for income taxes and intercompany allocations of $20.0 million, compared to a $3.6 million loss during 2005 and a $20.4 million profit during 2004. The increasing losses during 2006 and 2005 are due to changes in its balance sheet mix and changes in interest rates.

The changes during 2006 are reflected in an increase in the rate paid for intersegment borrowings and increases in maturing wholesale fundings in the context of a rising rate environment. The increases in rates paid on, and levels of, borrowings and wholesale fundings were not fully recovered by treasury through increases in interest revenues received from other segments. As a result, interest expense increased at a more rapid rate than interest income during 2006.

The changes during 2005 are reflected in a lower average investment portfolio balance, an increase in the rate paid for intersegment borrowings, and a rising rate environment for wholesale fundings. As a result, interest expense exceeded interest income beginning in 2005.

Management evaluates the treasury segment’s performance based on several qualitative factors in addition to its income or loss before provision for income taxes and intercompany allocation. The qualitative factors include treasury’s success in positioning the Bank’s overall asset/liability position in order to achieve company-wide interest rate risk management goals and treasury’s management of the Bank’s liquidity position. Treasury’s role in supporting these company-wide initiatives may require treasury to structure its own balance sheet in a manner that is unprofitable to the segment on a stand-alone basis.

Net Interest Income: Net interest income after provision for credit losses was a $21.4 million loss during 2006, compared to a $5.9 million loss during 2005. The specific factors affecting net interest income after provision for credit losses include the following:

•	Interest income on loans was $10.0 million during 2006, compared to $7.7 million during 2005. This increase is a result of the timing of the purchase of residential mortgage loans during 2005;

•	Interest income on securities increased to $70.2 million during 2006, compared to $65.1 million during 2005;

•

Interest income on Federal funds sold was $1.8 million during 2006, compared to $1.5 million during 2005. The increase during 2006 was primarily a result of an increase in the rate received, partially offset by a decrease in the average Federal funds sold. The increase in the average yield earned on Federal funds sold reflects higher wholesale market interest rates during 2006, compared to 2005. The average yield earned on Federal funds sold during 2006 was 196 basis points higher than for 2005;

•

Intersegment interest expense (representing net interest charges paid to the other segments) decreased to $37.8 million during 2006, compared to $52.4 million during 2005 as funding purchased from other segments decreased;

•

Interest expense on brokered and institutional deposits was $39.0 million during 2006, compared to $11.2 million during 2005. This increase was primarily due to an increase in the average deposit balance as well as an increase in the interest rate paid on deposits;

•	Interest expense on borrowings was $25.0 million during 2006, compared to $17.6 million during 2005. This increase was primarily due to an increase in the average rate paid; and

•

The reversal of provisions for credit losses was $519,000 during 2006, compared to a provision of $1.1 million for 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations – Provision for Credit Losses” and “Financial Condition – Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

Net interest income decreased to a $4.7 million loss during 2005, compared to income of $15.1 million during 2004, reflecting a $16.3 million decrease in interest income on securities, a $6.1 million increase in interest expense on brokered and institutional deposits, and a $4.2 million increase in interest charges paid to other segments.

The specific factors affecting interest income and interest expense for 2005 compared to 2004 included the following:

•	Interest income on loans was $7.7 million for 2005, compared to $30,000 during 2004. This increase is a result of an increase in the average balance of purchased residential mortgage loans;

•

Interest income on securities decreased to $65.1 million during 2005, compared to $81.3 million during 2004. The decrease was primarily a result of a decline in the average securities balances during 2005 as compared to 2004;

•

Intersegment interest expense (representing net interest charges paid to the other segments) was $52.4 million for 2005, as compared to $48.2 million during 2004 as net funding purchased from to other segments increased; and

•

Interest expense on brokered and institutional deposits was $11.2 million for 2005, compared to $5.2 million during 2004. This increase was primarily due to an increase in the average deposit balance as well as an increase in the rate paid on deposits.

•

The provisions for credit losses was $1.1 million during 2005. There was no such provision during 2004. The provision for credit losses is primarily related to residential mortgage loans purchased during 2005.

Non-interest Income: Non-interest income is primarily comprised of other income and gain on the sale of securities. Other income decreased to $1.4 million for 2006, compared to $2.2 million during 2005 and a loss of $193,000 during 2004. Fluctuations in other income reflect changes in the fair value of CRA investments and the purchased residential mortgage portfolio. Gain on sale of securities was $44,000 in 2006, as compared to $50,000 in 2005 and $5.8 million in 2004. Our gains and losses on the sale of securities are the result of security sales undertaken as part of our overall interest rate risk position management as well as in consideration of other factors.

Matsco

Our Matsco division offers financial products and services to meet the needs of dentists and veterinarians. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital, equipment financing and financing for retirement planning. These products are structured as either loans or equipment leases.

The key measures we use to evaluate Matsco’s performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$71,067	$61,731	$58,250
Interest expense	36,219	28,250	29,021

Net interest income before (reversal of) / provision for credit losses	34,848	33,481	29,229
(Reversal of) / provision for credit losses	2,337	15,745	(2,395)

Net interest income after provision for credit losses	32,511	17,736	31,624
Non-interest income	3,204	3,582	4,195
Operating expenses	13,278	13,426	13,204

Income before provision for income taxes and intercompany allocation	$22,437	$7,892	$22,615

Balance sheet:
Assets	$996,419	$878,453	$779,264
Other Significant Segment Measures:
Average loans and leases	$911,919	$812,526	$731,454
Yield earned on loans and leases	7.79%	7.60%	7.96%
Net charge-offs	$(5,830)	$(4,643)	$(5,419)
Compensation and benefits	$7,865	$8,084	$8,698
Interest paid to other segments and included in net interest expense	$(36,219)	$(28,250)	$(29,020)

During 2006, Matsco’s income before provision for income taxes and intercompany allocation increased 184% to $22.4 million, compared to $7.9 million during 2005. The increase during 2006 was primarily due to a decrease in the provision for credit losses.

During 2005, Matsco’s income before provision for income taxes and intercompany allocation decreased 65% to $7.9 million, compared to $22.6 million during 2004. This decrease was primarily due to an increase in the provision for credit losses and was partially offset by an increase in interest income on loans.

•

Net Interest Income after Provision for Credit Losses: Net interest income after provision for credit losses increased to $32.5 million during 2006, compared to $17.7 million during 2005. Interest income on loans and leases was $71.1 million for 2006, as compared to $61.7 million during 2005. This increase was primarily the result of an increase in the average balance of loans and leases outstanding in addition to a slight increase in the average yield earned during 2006, as compared to 2005; and

•

The provision for credit losses decreased by $13.4 million during 2006, as compared to 2005. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. The provision for credit losses during 2005 was impacted by changes in our methodology for computing the required allowance for loan and lease losses described in “Financial Condition – Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments.”.

Net interest income after provision for credit losses decreased to $17.7 million during 2005, compared to $31.6 million during 2004. The $13.9 decrease reflects an $18.1 million increase in the provision for credit losses, partially offset by a $3.5 million increase in interest income on loans and leases.

The specific factors affecting interest income and the provision for credit losses for 2005, compared to 2004 included the following:

•

Interest income on loans and leases was $61.7 million for 2005, as compared to $58.3 million during 2004. This increase was primarily the result of an increase in the average balance of loans and leases outstanding. This increase was partially offset by a decrease in the average yield earned during 2005, as compared to 2004; and

•

The provision for credit losses increased by $18.1 million during 2005, as compared to 2004. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs. See “Results of Operations—Provision for Credit Losses” and “Financial Condition—Allowance for Loan and Lease Losses” for additional information regarding how our provision for credit losses and allowance for loan and lease losses is determined.

Non-interest Income: Non-interest income is primarily comprised of loan and lease fee income, gain on sale of loans and leases and other income. Loan and lease fee income decreased to $2.0 million during 2006, as compared to $2.4 million during 2005 due to lower late fees. Loan and lease fee income increased to $2.4 million during 2005, compared to $1.8 million during 2004, reflecting the overall growth in the loan and lease portfolio. Gain on sale of loans and leases was $714,000 during 2004. There were no sales of loans or leases for 2006 and 2005. The level of the gain on sale of loans and leases depends on loan sale volumes and premiums paid by loan purchasers. Other income was $1.2 million for 2006, $1.2 million for 2005, and $1.7 million for 2004.

Operating Expenses: Operating expenses remained flat during 2006, compared to 2005 and 2004.

ABD

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Colorado, Nevada, Oregon, and Washington. ABD markets commercial, personal property, casualty, employee benefits, life, and retirement insurance products and provides risk management consulting services on a nationwide basis.

The key measures we use to evaluate insurance brokerage services’ performance are provided in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Key Measures:
Statement of operations:
Interest income	$1,220	$1,256	$1,212
Interest expense	631	713	395

Net interest income	589	543	817
Insurance commissions and fees and non-interest income	166,629	155,257	131,227
Operating expenses	143,163	131,475	112,564

Income before provision for income taxes and intercompany allocation	$24,055	$24,325	$19,480

Balance sheet:
Assets (1)	$361,748	$365,384	$325,617
Other Significant Segment Measures:
Insurance commissions and fees	$165,997	$154,926	$131,220
Compensation and benefits	$104,328	$95,060	$80,363

(1)	Assets include goodwill of $213.4 million, $210.7 million, and $181.3 million as of December 31, 2006, 2005, and 2004, respectively.

ABD’s income before provision for income taxes and intercompany allocation decreased to $24.1 million during 2006, from $24.3 million during 2005, and $19.5 million during 2004.

Insurance Commissions and Fees and Other Non-interest Income: ABD’s primary source of revenue is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. These revenues were $166.0 million during 2006, $154.9 million during 2005, and $131.2 million during 2004. These increases are the result of organic growth as well as the acquisition of Lucini/Parish in May 2005, which generated insurance commissions and fees of $14.4 million from the date of acquisition through December 31, 2005 and $24.7 million in 2006.

Operating Expenses: ABD’s principal expenses are compensation and benefits, occupancy and equipment, and intangible asset amortization. Compensation and benefits were $104.3 million in 2006, $95.1 million in 2005, and $80.4 million in 2004. The increases are primarily related to the full-year effect of ABD’s 2005 acquisition of Lucini/Parish, which resulted in increased compensation and benefits of $5.6 million, and $3.0 million in 2006 related to the opening of new ABD offices in San Diego, Denver and Eugene.

Recent Accounting Developments

See “Note 20—Recent Accounting Developments” of the Notes to Consolidated Financial Statements for additional information and a description of the recent accounting developments, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Cash Flow” for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

Interest Rate Risk

We manage our interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk, and capital structure. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Board Asset Liability Committee, a committee of the Board of Directors, and the Management Asset Liability Committee, a committee comprised of senior executive management. Two common measures used to monitor interest rate risk are economic value interest rate sensitivity and forecasted net interest income rate sensitivity.

Economic Value Interest Rate Sensitivity

Interest rate sensitivity is computed by estimating percentage changes in the economic value of our equity over a range of potential yield curve shocks. Economic value sensitivity is defined as the economic value of our assets less the economic value of our liabilities plus or minus the economic value of off-balance sheet items. The economic value of each asset, liability and off-balance sheet item is its discounted present value of expected cash flows. Discount rates are based on implied forward market rates of interest, adjusted for assumed shock scenario interest rate changes. The following table shows our projected percentage change in economic value sensitivity for parallel yield curve shocks as of the dates indicated relative to the value if wholesale market rates follow implied forward rates.

	Projected change in economic value
Change in interest rates	December 31, 2006	December 31, 2005
100 basis point rise	1.4%	1.9%
100 basis point decline	-2.7%	-3.3%

The economic value of portfolio equity sensitivity from December 31, 2005 to December 31, 2006 has shifted slightly due to changes in wholesale rates, a change in the composition of customer loans, leases, and deposits, and shortened wholesale borrowing maturities.

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

The income simulation model includes various assumptions about the repricing behavior for each product and new business volumes and pricing behaviors. Many of our assets are floating rate loans, which would subsequently reprice in response to changes in market interest rates with the repricing being the same extent as the change in the underlying contracted index. Our administered rate open-account deposit products are assumed to reprice gradually in response to wholesale rate changes. The following table shows our projected percentage change in 12 month net interest income as a consequence of parallel yield curve shocks from the implied forward curve:

	Projected change in net interest income
Change in interest rates	December 31, 2006	December 31, 2005
100 basis point rise	0.5%	0.9%
100 basis point decline	-0.5%	-0.3%

Net interest income sensitivity from December 31, 2005 to December 31, 2006 evolved from a slightly asset-sensitive position to a relatively neutral position.

Equity Market Price Risk

We are exposed to equity market risk through our investments in stocks and warrants. The fair value of the equity securities was $2.0 million at December 31, 2006 and $1.0 million at December 31, 2005. See “Note 3— Securities “ of the Notes to Consolidated Financial Statements for a description of these securities. The fair value of the warrants was $1.6 million at December 31, 2006 and $843,000 at December 31, 2005. See “Note 9— Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements for a description of these warrants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Greater Bay Bancorp (or “the Company”) is responsible for establishing and maintaining adequate internal control over our financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”). Based on that assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 44.

/S/ BYRON A. SCORDELIS
Byron A. Scordelis President and Chief Executive Officer

/S/ JAMES S. WESTFALL
James S. Westfall Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Greater Bay Bancorp:

We have completed integrated audits of Greater Bay Bancorp’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Greater Bay Bancorp and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 17 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for share-based compensation and the manner in which it accounts for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers, LLP

San Francisco, CA

February 27, 2007

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$170,365	$152,153
Securities:
Securities available-for-sale, at fair value	1,049,160	1,011,197
Securities held-to-maturity, at amortized cost (fair value: $446,140 and $442,820)	445,825	441,912
Securities trading, at fair value	1,351	—
Other securities	46,761	40,475

Total securities	1,543,097	1,493,584
Loans and leases, net of deferred costs and fees	4,905,841	4,727,969
Allowance for loan and lease losses	(68,025)	(82,159)

Total loans and leases, net	4,837,816	4,645,810
Property, premises and equipment, net	86,263	104,030
Goodwill	246,016	243,289
Other intangible assets	42,978	49,741
Other assets	444,599	432,362

Total assets	$7,371,134	$7,120,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$5,257,183	$5,058,539
Borrowings	1,006,766	1,008,113
Other liabilities	254,812	265,607

Total liabilities	6,518,761	6,332,259

Minority interest:
Preferred stock of real estate investment trust subsidiaries	12,861	12,699

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized: Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated: 2,021,079 and 2,026,553 shares issued and outstanding as of December 31, 2006 and 2005	103,094	103,387
Common Stock, no par value: 160,000,000 shares authorized; 50,937,731 and 49,906,058 shares issued and outstanding as of December 31, 2006 and 2005	297,853	276,670
Unearned compensation	—	(4,588)
Accumulated other comprehensive loss	(30,328)	(27,683)
Retained earnings	468,893	428,225

Total equity	839,512	776,011

Total liabilities and total equity	$7,371,134	$7,120,969

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Loans and leases	$369,747	$323,098	$289,736
Securities:
Taxable	66,549	62,042	81,142
Tax – exempt	4,220	3,983	4,436

Total interest on securities	70,769	66,025	85,578
Other interest income	2,044	1,660	1,185

Interest income	442,560	390,783	376,499

INTEREST EXPENSE
Deposits	121,969	78,078	53,465
Long-term borrowings	45,735	34,754	27,145
Short-term borrowings	14,478	10,741	10,266

Interest expense	182,182	123,573	90,876

Net interest income	260,378	267,210	285,623
(Reversal of) / provision for credit losses	(8,717)	(13,269)	5,521

Net interest income after (reversal of) / provision for credit losses	269,095	280,479	280,102

NON-INTEREST INCOME
Insurance commissions and fees	165,322	154,390	130,500
Rental revenue on operating leases	18,862	18,302	11,549
Service charges and other fees	9,595	10,448	10,457
Income on bank owned life insurance	7,874	7,547	6,860
Loan and international banking fees	7,453	7,708	7,045
Trust fees	4,379	4,301	3,838
Security gains, net	213	342	8,370
Gains on sale of loans	(14)	478	2,481
Other income	8,877	8,416	5,485

Total non-interest income	222,561	211,932	186,585

OPERATING EXPENSES
Compensation and benefits	216,289	200,657	182,162
Occupancy	34,184	32,520	32,468
Legal costs and other professional fees	16,661	18,015	20,910
Depreciation – equipment leased to others	15,088	15,226	9,647
Equipment	11,683	11,603	11,542
Marketing	10,942	9,257	8,002
Telephone, postage and supplies	8,440	8,358	7,215
Amortization of intangibles	6,514	7,876	8,286
Data processing	5,118	5,285	5,024
Other expenses	27,659	27,264	29,059

Total operating expenses	352,578	336,061	314,315

Income before provision for income taxes and cumulative effect of accounting change	139,078	156,350	152,372
Provision for income taxes	49,596	59,123	59,453

Income before cumulative effect of accounting change	89,482	97,227	92,919
Cumulative effect of accounting change, net of tax	130	—	—

Net income	$89,612	$97,227	$92,919

Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$1.64	$1.77	$1.68
Cumulative effect of change in accounting principle	—	—	—

	$1.64	$1.77	$1.68

Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$1.59	$1.64	$1.50
Cumulative effect of change in accounting principle	0.01	—	—

	$1.60	$1.64	$1.50

Cash dividend declared per share of Common Stock	$0.63	$0.60	$0.57

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$89,612	$97,227	$92,919

Other comprehensive income / (loss):
Unrealized net gain / (losses) on securities:
Unrealized net holding gains / (losses) (net of taxes arising during the period of $1.8 million, $(6.9) million, and $(5.8) million for the three years ended December 31, 2006, 2005 and 2004, respectively)	2,484	(9,480)	(8,264)
Less: Reclassification adjustment for net gains and applicable amortization included in net income, net of taxes	(322)	(198)	(4,850)

Net change	2,162	(9,678)	(13,114)

Cash flow hedge:
Net gains/(losses) arising during the period (net of taxes of $0, $0, and $395,000 for the years ended December 31, 2006, 2005 and 2004, respectively)	—	—	544
Less: Reclassification adjustment for income included in net income, net of taxes	—	—	(544)

Net change	—	—	—

Additional minimum pension liability adjustments:
Net adjustments arising during the period (net of taxes of $(610,000), $113,000 and $(4.0) million for the years ended December 31, 2006, 2005, and 2004, respectively)	(931)	144	(5,569)
Less: Reclassification adjustment for net losses included in net income, net of taxes	282	325	—

Net change	(649)	469	(5,569)

Other comprehensive income / (loss)	1,513	(9,209)	(18,683)

Comprehensive income	$91,125	$88,018	$74,236

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2006, 2005 and 2004

	Common Stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Preferred Stock		Total shareholders’ equity
	Shares	Amount				Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2003	52,529,850	$252,650	$(344)	$209	$406,250	1,825,593	$91,752	$750,517
Net income	—	—	—	—	92,919	—	—	92,919
Other comprehensive loss, net of taxes:
Unrealized net losses on securities	—	—	—	(13,114)	—	—	—	(13,114)
Minimum pension liability adjustment	—	—	—	(5,569)	—	—	—	(5,569)
Convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	212,474	12,197	12,197
Conversion of convertible preferred stock	4,402	133	—	—	—	(2,636)	(133)	—
Share-based compensation on restricted stock grants	—	—	—	—	—	—	—	—
Stock options exercised	563,117	14,075	—	—	—	—	—	14,075
Tax benefit on stock options exercised	—	1,716	—	—	—	—	—	1,716
Restricted stock grants	74,528	2,134	(1,563)	—	—	—	—	571
Stock issued in Employee Stock Purchase Plan	150,209	3,467	—	—	—	—	—	3,467
Stock issued in Dividend Reinvestment Plan	29,016	829	—	—	—	—	—	829
Stock repurchased	(2,171,672)	(11,814)	—	—	(47,398)	—	—	(59,212)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(6,613)	—	—	(6,613)
Cash dividend declared of $0.57 per share of common stock	—	—	—	—	(28,717)	—	—	(28,717)

Balance, December 31, 2004	51,179,450	263,190	(1,907)	(18,474)	416,441	2,035,431	103,816	763,066

Net income	—	—	—	—	97,227	—	—	97,227
Other comprehensive loss, net of taxes:
Unrealized net losses on securities	—	—	—	(9,678)	—	—	—	(9,678)
Minimum pension liability adjustment	—	—	—	469	—	—	—	469
Convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	10,858	572	572
Conversion of convertible preferred stock	7,407	226	—	—	—	(4,436)	(226)	—
Share-based compensation on restricted stock grants	—	—	(467)	—	—	—	—	(467)
Stock options exercised	728,566	12,069	—	—	—	—	—	12,069
Tax benefit on stock options exercised	—	6,029	—	—	—	—	—	6,029
Restricted stock grants	175,875	4,320	(2,214)	—	—	—	—	2,106
Stock issued in Employee Stock Purchase Plan	102,991	2,145	—	—	—	—	—	2,145
Stock issued in Dividend Reinvestment Plan	38,116	958	—	—	—	—	—	958
Stock repurchased	(2,326,347)	(12,267)	—	—	(47,736)	(15,300)	(775)	(60,778)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(7,340)	—	—	(7,340)
Cash dividend declared of $0.60 per share of common stock	—	—	—	—	(30,367)	—	—	(30,367)

Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	2,026,553	$103,387	$776,011

(Continued on next page)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (Continued)

For the three years ended December 31, 2006, 2005 and 2004

	Common Stock		Unearned compensation	Accumulated other comprehensive income / (loss)	Retained earnings	Preferred Stock		Total shareholders’ equity
	Shares	Amount				Shares	Amount
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	2,026,553	$103,387	$776,011
Income before cumulative effect of accounting change	—	—	—	—	89,482	—	—	89,482
Cumulative effect of accounting change – adoption of SFAS 123R	—	(4,812)	4,588	—	130	—	—	(94)

Net income					89,612	—
Cumulative effect of accounting change – adoption of SAB 108	—	5,589	—	—	(5,878)	—	—	(289)
Cumulative effect of accounting change – adoption of SFAS 158	—	—	—	(4,158)	—	—	—	(4,158)
Other comprehensive income, net of taxes:
Unrealized net gains on securities	—	—	—	2,162	—	—	—	2,162
Minimum pension liability adjustment	—	—	—	(649)	—	—	—	(649)
Convertible preferred stock issued in purchase accounting transaction	—	—	—	—	—	(5,421)	(290)	(290)
Conversion of convertible preferred stock	87	3	—	—	—	(53)	(3)	—
Stock-based compensation on stock options and restricted stock grants	—	3,601	—	—	—	—	—	3,601
Stock options exercised	787,055	14,429	—	—	—	—	—	14,429
Tax benefit on stock options exercised	—	2,302	—	—	—	—	—	2,302
Restricted stock grants	397,668	—	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	42,413	1,151	—	—	—	—	—	1,151
Stock repurchased	(195,550)	(1,080)	—	—	(3,920)	—	—	(5,000)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(7,327)	—	—	(7,327)
Cash dividend declared of $0.63 per share of Common Stock	—	—	—	—	(31,819)	—	—	(31,819)

Balance, December 31, 2006	50,937,731	$297,853	$—	$(30,328)	$468,893	2,021,079	$103,094	$839,512

See notes to consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows – operating activities
Net income	$89,612	$97,227	$92,919
Reconcilement of net income to operating cash flows, net
(Reversal of) / provision for credit losses	(8,717)	(13,269)	5,521
Depreciation and amortization	24,963	25,896	23,577
Amortization of intangible assets	6,517	7,876	8,286
Accretion of discount on borrowings	329	5,502	4,216
Deferred income taxes	(3,774)	(832)	8,485
Loss on sale of other real estate owned	—	—	328
Share-based compensation, net of cumulative effect of adoption	3,376	1,640	579
Tax benefit on the exercise of share-based awards	2,316	6,029	1,716
Excess tax benefit on the exercise of share-based awards	(1,976)	—	—
(Gain) / loss on sale of loans	14	(478)	(2,481)
Securities gains, net	(44)	(343)	(8,370)
(Gain) / loss on other securities and other investments, net	(4,447)	(1,699)	1,091
(Gain) / loss on of disposal of property, premises and equipment	(1,597)	(1,365)	(476)
Income on bank owned life insurance policies	(7,874)	(7,336)	(17,153)
Donation of appreciated securities and other assets to the Greater Bay Bancorp Foundation	624	—	—
Loss / (gain) on retirement of long-term borrowings	3,188	(2,357)	—
Changes in assets and liabilities:
Insurance premiums receivable	(9,661)	(9,644)	13,734
Accrued interest receivable	(2,641)	(2,605)	4,906
Other assets	4,557	18,995	(41,797)
Accrued interest payable	9,209	757	(5,051)
Other liabilities	(14,567)	5,884	1,961

Operating cash flows, net	89,407	129,878	91,991

Cash flows – investing activities
Maturities and partial paydowns on securities:
Held-to-maturity	64,435	139,469	88,234
Available-for-sale	133,296	244,513	616,768
Other securities and other investments	2,708	—	—
Purchase of securities:
Held-to-maturity	(66,599)	(123,376)	(116,401)
Available-for-sale	(169,191)	(200,664)	(842,124)
Other securities and other investments	(12,883)	(31,002)	(11,570)
Proceeds from sale of securities:
Available-for-sale	1,000	44,253	823,338
Other securities and other investments	1,588	18,647	40,926
Dividends received on other securities and other assets	149	—	—
Loans originated and purchased net of principal collections	(182,821)	(248,630)	6,443
Proceeds from sale of loans	—	2,549	43,834
Payment for business combinations	(10,073)	(40,710)	(22,121)
Proceeds from sale of other real estate owned	—	—	3,227
Purchase of equipment leased to others	—	(26,088)	(32,562)
Purchase of property, premises and equipment	(7,777)	(5,677)	(7,853)
Proceeds from disposal of property, premises and equipment	5,160	2,892	2,334
Purchase of insurance policies	(934)	—	(10,730)

Investing cash flows, net	(241,942)	(223,824)	581,743

(Continued on next page)

GREATER BAY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows – financing activities
Net change in deposits	198,644	(44,300)	(209,828)
Net change in short-term borrowings with original maturities of three months or less	(46,000)	85,000	(20,000)
Proceeds from other short-term borrowings	145,000	50,000	485,000
Principal repayment – other short-term borrowings	(190,000)	(50,000)	(1,092,000)
Proceeds from long-term borrowings	280,668	433,374	240,495
Principal repayment – long-term borrowings	(4,389)	(157,466)	(31,782)
Repurchase and repayment of CODES	(81,672)	(157,262)	(75,123)
Redemption of trust preferred securities	(103,500)	—	—
Proceeds from exercise of stock options	14,429	12,069	14,075
Excess tax benefit on the exercise of share-based awards	1,976	—	—
Net change from termination of derivative instruments	—	—	(275)
Proceeds from other sale of Common Stock	1,151	3,103	6,012
Repurchase of Common Stock	(5,000)	(60,029)	(59,208)
Repurchase of convertible preferred stock	—	(748)	—
Cash dividends on Common Stock	(31,409)	(30,134)	(28,723)
Cash dividends on convertible preferred stock	(7,327)	(7,341)	(6,611)
Dividends paid on preferred stock of real estate investment trusts	(1,824)	(1,824)	—

Financing cash flows, net	170,747	74,442	(777,968)

Net change in cash and cash equivalents	18,212	(19,504)	(104,234)
Cash and cash equivalents at beginning of period	152,153	171,657	275,891

Cash and cash equivalents at end of period	$170,365	$152,153	$171,657

Cash flows – supplemental disclosures
Cash paid during the period for:
Interest	$174,797	$124,640	$97,750

Income taxes	$53,663	$53,139	$60,986

Non-cash transactions:
Additions to other real estate owned	$—	$—	$3,555

Conversion of convertible preferred stock	$3	$226	$133

See notes to unaudited consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Greater Bay Bancorp is a financial holding company incorporated in California and headquartered in East Palo Alto, California. We have one bank subsidiary, Greater Bay Bank, National Association, and one commercial insurance brokerage subsidiary, ABD.

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

Variable interest entities, as defined in the Financial Accounting Standards Board (or “FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, are required to be consolidated by a company if that company is the primary beneficiary of that entity. We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest. The following describes our investments in various unconsolidated variable interest entities for which we are not the primary beneficiary and therefore do not meet the requirements for consolidation:

•

We have investments in other equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in CRA qualified assets totaling $30.0 million at December 31, 2006 and $26.0 million at December 31, 2005. See “Other Equity Investments” below for a description of these investments.

•

We have investments in Trusts that have issued Trust Preferred Securities, totaling $5.4 million at December 31, 2006 and $6.3 million at December 31, 2005. See “Note 8—Borrowings” for a description of these investments.

In accordance with the adoption of SAB 108, we adjusted our opening retained earnings as of January 1, 2006 along with the financial results for the three month and year-to-date periods ended March 31, June 30, and September 30, 2006 to reflect certain changes in accounting. See “Note 2—Adoption of SAB 108” for additional information on our adoption of SAB 108. During 2006, we also adopted SFAS No. 123R, as described below, and SFAS No. 158, as described in “Note 17—Employee Benefit Plans.”

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2006 presentation.

Nature of Operations

We provide a wide range of financial services, including commercial and consumer loan and depository services, and other traditional banking services through the Bank’s office network. In addition, we offer specialty finance products including asset-based lending, accounts receivable factoring, loans to small businesses on which the SBA generally provides guarantees, capital lease equipment financing, and loans and lease products tailored to the dental and veterinary health professions.

ABD, with offices located in California, Colorado, Nevada, Oregon, and Washington, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, interest-earning deposits in other banks, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal funds are sold for one-day periods. The Bank is required by the Federal Reserve to maintain non-interest-earning cash reserves against certain deposit accounts. The required reserves totaled $5.0 million at December 31, 2006.

Cash and cash-equivalents includes interest-earning deposits in other banks of $9.8 million at both December 31, 2006 and 2005. There were no other interest-earning assets included in cash and cash-equivalents at those dates.

Securities

Securities consist primarily of fixed income securities. We classify our securities in one of three categories: available-for-sale, held-to-maturity, and trading. Held-to-maturity securities are those securities that we have the intent and ability to hold until maturity. Securities intended to be sold in the near term are classified as trading securities. Securities not included in held-to-maturity or trading are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale and trading securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities, net of the related deferred tax effect, are reported as a separate component of shareholders’ equity until realized. Unrealized gains and losses on trading securities are recognized in current period income.

The fair value of most securities is based on quoted market prices. If quoted market prices are not available, fair values are estimated from the quoted prices of similar instruments.

We evaluate all impaired securities to determine if the impairments are other-than-temporary. Although these evaluations involve significant judgment, an unrealized loss is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. For those securities that we identify as having an other-than-temporary impairment, the loss is reported as a reduction in current period income and a new cost basis for the security is established.

Premiums and discounts on securities are amortized and accreted to income as an adjustment to the securities’ yield using the effective interest method. For mortgage and mortgage-related securities, premiums and discounts are amortized and accreted based on the estimated timing of the principal repayment of the securities including the consideration of future estimated prepayments. For all other securities, premiums and discounts are amortized and accreted over the contractual life of the security.

Securities transactions are recorded on a trade date basis. Gains and losses on the sales of securities are determined using the specific identification method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of a security.

On occasion, securities may be called by their issuer. We include any unamortized premium or discount remaining on called securities in the gain on sale of securities, net, shown on our Consolidated Statements of Operations.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Equity Investments

We own other equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in CRA qualified assets. Unfunded commitments for low income housing tax credit partnerships are included in the carrying value of those investments. Unfunded commitments for venture capital funds and CRA related investments are not recorded. The carrying value, recorded in other assets, and additional unfunded commitments for these investments is as follows:

	Carrying value		Additional unfunded commitments
	As of December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Low income housing tax credit partnerships	$10,247	$10,880	$708	$1,146
Venture capital funds	10,398	9,612	2,669	4,211
CRA related investments	9,359	5,491	4,841	4,578

	$30,004	$25,983	$8,218	$9,935

Low income housing tax credit partnerships are passive investments in housing development projects. Investors receive tax benefits from passive partnership losses and low income housing credits, as well as having the potential for residual proceeds from the sale of property 15 years following completion of the project. Tax credits earned through our investment in low income housing tax credit partnerships are recorded as a reduction of the provision for income taxes in the periods those credits are earned in accordance with IRS statute.

Under equity method accounting, we adjust our cost basis for these investments by recognizing our share of the earnings or losses of the underlying investment. Financial information for venture capital funds and CRA related investments is provided to us on a lag-basis. Therefore, we record our share of earnings or losses in the quarter after they occur. We evaluate our other equity investments for impairment at least annually. Although management does not anticipate any losses in connection with our other equity investments, there exists a maximum exposure to loss on these investments which is limited to our current recorded investment and the amount of related unfunded commitment.

Loans

Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Real estate other is comprised of equity lines of credit, loans on multifamily residential properties, and other real estate loans that do not fall under any of the other real estate loan category definitions. Residential mortgage loans are comprised of loans secured by single-family residential properties originated for the purpose of acquiring or refinancing an existing mortgage on the collateral property. Our loan classifications for financial reporting purposes differ from the classifications used for regulatory reporting purposes that are based upon the nature of the collateral securing the loans.

Interest income is accrued on the outstanding loan balances using the interest method prescribed in the loan agreements. Loans are generally placed on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are also placed on nonaccrual status when full payment of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is generally reversed and amortization of deferred loan fees is discontinued. Interest accruals are resumed prospectively on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 114, loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless they are well secured and in the process of collection. As of December 31, 2006 and December 31, 2005, all of our impaired loans were on nonaccrual status and were included in nonperforming loans.

Restructured loans are those where we have granted a concession on either principal or interest due to financial difficulties of the borrower. The determination to remove a loan from the restructured loan category is evaluated on a case by case basis. At a minimum, a restructured loan will not be removed until it has performed in accordance with the agreed upon modified loan terms for three subsequent quarters after the quarter in which it was restructured.

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

Loan Sales and Servicing Assets

We originate loans to customers under SBA programs. Those programs generally provide for SBA guarantees of 70% to 90% of each loan. We have at times sold the guaranteed portion of these loans and retained the unguaranteed portion of these loans and all servicing rights. We allocate the carrying value of sold SBA loans between the portion sold, the portion retained, and a value assigned to the right to service the loan based upon their relative fair values. Gains on SBA loan sales are recognized at the time of sale based on the price received from the buyer in excess of the allocated carrying value of the portion of the loan sold. The difference between the allocated carrying value and the principal balance of the portion retained is amortized to interest income over the life of the loan using a method that approximates the interest method.

We periodically evaluate servicing assets for impairment. Fair value is determined using discounted estimates of future cash flows. We use industry prepayment statistics in estimating the expected remaining life of the serviced loans. The loans sold to generate the servicing assets were predominately originated from the same SBA program, with similar interest rate index and terms to maturity. As the serviced loans are sufficiently homogeneous in nature, the servicing asset is evaluated for impairment using a single strata based upon the fair value of the servicing rights as compared to amortized cost. Asset impairment is recorded if the fair value drops below the asset’s net book value.

Direct Financing and Operating Leases

Lease contracts are categorized as direct financing leases or operating leases in accordance with SFAS No. 13. This categorization gives consideration to any insurance we may have on the leased assets’ residual value.

We defer the initial direct costs associated with the origination of all lease contracts. For direct financing leases, these deferred costs are amortized using the effective interest method. For operating leases, these deferred costs are amortized on a straight-line basis.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For direct financing leases, at the time a leasing transaction is executed, we record on our balance sheet the gross lease receivable, estimated residual value of leased equipment, and unearned lease income. Unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. Unearned lease income is recognized over the term of the lease at a constant periodic rate of return on the net investment in the lease.

Rental revenues on operating leases are reported as income over the lease term as it becomes receivable according to the terms of the lease. The leased property is included in property, premises, and equipment.

Allowance for Loan and Lease Losses, the Reserve for Unfunded Credit Commitments and Impaired Loans

The allowance for loan and lease losses represents management’s estimate of losses inherent in the existing loan and lease portfolio. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments, the balance of which is included in other liabilities. The allowance for loan and lease losses and the reserve for unfunded credit commitments are increased by provisions for credit losses charged to expense and recoveries and are reduced by negative provisions for credit losses and charge-offs. Loans and leases are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The methodology used to determine the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of three key components: specific reserves for individual impairment, the migration based-pool analysis, and the estimated unidentified incurred loss. The specific reserve is established for impaired loans as defined by SFAS No. 114. Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, unless the loans are well secured and in the process of collection. The measurement of an impaired loan’s value is generally based on the present value of expected future cash flows discounted at the effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The migration-based pool analysis includes an estimate of loss based on the portfolio’s credit risk rating distribution, the probability of default by credit risk rating, and the estimate of loss assuming loan default. In addition to overall improvement in credit quality, a change in modeling assumptions related to the relative improvement in the Bay Area economy compared to the national economy resulted in a decrease of approximately $4.0 million in this component of our allowance for loan and lease losses. The estimate of unidentified, incurred loss reflects the impact of events that have occurred to borrowers that will result in loan default and an eventual loss, but of which we do not have knowledge of as of the reporting date. Therefore, our allowance for loan and lease losses and the reserve for unfunded commitments include a component for a portion of the pass-rated assets that we believe has heightened risk similar to criticized assets.

Property, Premises, and Equipment

Property, premises, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated asset lives. The maximum estimated useful lives by asset classification, are as follows:

Buildings	39 years
Building improvements	39 years
Furniture and fixtures	7 years
Automobiles	5 years
Computer equipment	3 – 5 years
Other equipment	5 years

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset, which is generally 10 years. Upon retirement or disposition of property, premises, and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, “Business Combinations,” the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as an asset referred to as goodwill. Direct transaction costs, such as certain legal and other professional fees, are included in the overall cost of the acquired entity used to determine the amount of goodwill. Integration costs are period costs and are charged to expense in the period they are incurred.

Goodwill and other intangible assets generated from purchased businesses deemed to have indefinite lives are tested at least annually for impairment under the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (or “SFAS No. 142”). During the fourth quarters of 2006 and 2005, we completed the required annual impairment tests of goodwill and based upon these evaluations, we determined that our goodwill was not impaired at December 31, 2006 or December 31, 2005.

We review our other intangible assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the recognized impairment is measured by the amount by which the asset’s carrying value exceeds the asset’s fair value. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell.

Interest Receivable

Interest receivable on securities and loans was $27.8 million at December 31, 2006 and $25.2 million at December 31, 2005 and is included in other assets.

Bank Owned Life Insurance

We have investments in bank owned life insurance. The cash surrender value of these policies was $190.9 million at December 31, 2006 and $182.1 million at December 31, 2005 and is included in other assets. The income recognized on these policies was $7.9 million in 2006, $7.5 million in 2005, and $6.9 million in 2004. The excess of the one-time premium over the mortality cost of the policies is invested in assets that earn interest. However, since the policies are illiquid, the interest income from these policies is reported in other income. This income and the proceeds received upon the death of covered employees are generally tax exempt.

Other Real Estate Owned

OREO consists of real property acquired through foreclosure. OREO is carried at the lower of cost or fair value less estimated selling costs and is included in other assets. Cost includes the unpaid loan balance adjusted for applicable accrued interest, unamortized deferred loan fees and acquisition costs. In the event that the fair value less estimated selling costs is less than cost at the time of acquisition, the shortfall is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are reflected in current period results. Development and improvement costs relating to the OREO that improve the value of the property are capitalized. Operating expenses, net of related income, are included in other expenses and are not material to our results.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Sold Under Agreements to Repurchase

We periodically enter into sales of securities under agreements to repurchase (or “reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financing activities. There were no such reverse repurchase agreements outstanding at December 31, 2006 or December 31, 2005. Accordingly, the securities underlying the agreements remain in the securities balance, and the obligations to repurchase securities sold are reflected as a liability. The securities underlying the agreements are delivered to the dealers who arrange the transactions. Under some agreements, the dealers may sell, lend, or otherwise dispose of the securities to other parties and agree to resell to us substantially identical securities at the maturities of the agreements.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded on the balance sheet at their estimated fair value. Where available, the fair value of derivative instruments is based on quoted market prices received from independent sources. However, active markets do not exist for all derivative instruments. Consequently, the independent sources we use to obtain quoted market prices may be using estimating techniques, such as discounted cash flow analysis and comparison to similar instruments to determine the fair value of our derivative instruments. Estimates developed by these independent sources are subjective and may include judgments regarding the amount, timing and probabilities of potential future cash flows. Since these estimates are made as of a specific point in time, they are susceptible to material change over time.

We did not have any outstanding hedging activities at December 31, 2006 or 2005. Historically, we have entered into both cash flow and fair value hedge transactions, and may do so again in the future. We account for hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (or “SFAS No. 133”).

We occasionally enter into a financial transaction in which a derivative instrument is “embedded.” Upon entering into the financial transaction, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If we determine that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, then the embedded derivative is separated from the host contract, carried at fair value, and designated as a trading or non-hedging derivative instrument.

Net Income Per Common Share and Share Amounts

Basic net income per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as those adjustments to income that would result from the assumed issuance. Potential common shares relate to dilutive stock options (as determined using the treasury stock method) and convertible preferred stock and CODES (as determined on an if converted basis).

Insurance Commissions and Fees

Commission income is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies are recorded as revenue when received, if such receipt is our first notification of amounts earned, or when the amounts can be reasonably estimated. Fee income is recognized ratably as services are rendered. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.

Insurance commissions and fees receivable were $43.2 million at December 31, 2006 and $52.8 million at December 31, 2005.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, which requires the measurement and recognition of share-based compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board (or “APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). As of December 31, 2006, all outstanding share-based payment awards were originally granted to employees and directors.

We adopted SFAS No. 123R using the modified prospective transition method. Accordingly, our consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R. The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change of $130,000, net of taxes, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense related to restricted stock grants recognized in periods prior to the date of adoption, rather than recording forfeitures when they occur as previously permitted. Also as a result of the cumulative effect of the accounting change, unearned compensation of $4.6 million was reclassified to Common Stock effective January 1, 2006.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Share-based compensation expense during 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The assumptions used in the Black-Scholes option pricing model are described in “Note 17—Employee Benefit Plans.”

We use the straight-line single option method of attributing the value of share-based compensation to expense for all employee share-based payment awards. Share-based compensation expense is based on the portion of awards that are ultimately expected to vest. Share-based compensation expense is reduced for estimated forfeitures and revised in subsequent periods as actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (or “SFAS No. 123”) for the periods prior to 2006, we accounted for forfeitures as they occurred.

We have elected to adopt an alternative, simplified method to establish the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R, as provided in FASB Staff Position (or “FSP”) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (or “FSP No. 123R-3”).

Prior to the adoption of SFAS No. 123R, we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Under these provisions of SFAS No. 123, we elected not to recognize compensation expense for stock options grants and our employee stock purchase plan, other than the required recognition of compensation related to stock option modifications. If compensation costs for our stock option plan and employee stock purchase plan had been determined consistent with SFAS

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123, during 2005 and 2004, our net income per common share would have been reduced to the pro forma amounts indicated below during the periods indicated:

	For the years ended December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards (1)	$15,436	$8,307
Net income:
As reported	$97,227	$92,919
Pro forma	$81,791	$84,612
Basic net income per common share:
As reported	$1.77	$1.68
Pro forma	$1.47	$1.52
Diluted net income per common share:
As reported	$1.64	$1.50
Pro forma	$1.36	$1.36

(1)	Stock-based employee compensation for 2005 includes the recognition of such costs resulting from the acceleration of options during 2005 with an exercise price at or above $25.54.

Income Taxes

The holding company and its subsidiaries file consolidated federal and the appropriate state tax returns. We provide for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (or “SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service (or “IRS”) and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. We classify interest and penalties related to income taxes as income tax expense.

We periodically reevaluate the estimated tax benefit and associated contingency related to uncertain tax positions in order to determine the probability and amount of the ultimate tax benefit that will be realized. This evaluation can result in the recording of incremental tax benefit or expense.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income / Loss

We classify items of other comprehensive income or loss by their nature in the consolidated financial statements and display the accumulated other comprehensive loss separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive loss (net of taxes) were as follows for the periods indicated.

	Unrealized gains / (losses) on securities	Additional minimum pension liability	Accumulated other comprehensive income / (loss)
	(Dollars in thousands)
Balance—December 31, 2003	$209	$—	$209
Other comprehensive loss	(13,114)	(5,569)	(18,683)

Balance—December 31, 2004	(12,905)	(5,569)	(18,474)
Other comprehensive income / (loss)	(9,678)	469	(9,209)

Balance—December 31, 2005	(22,583)	(5,100)	(27,683)
Other comprehensive income / (loss)	2,162	(649)	1,513
Cumulative effect of accounting change—adoption of SFAS No. 158	—	(4,158)	(4,158)

Balance—December 31, 2006	$(20,421)	$(9,907)	$(30,328)

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

NOTE 2—ADOPTION OF SAB 108

In September 2006, the SEC staff issued SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we used the roll-over method for quantifying financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

During 2006, we identified several errors that we determined to be immaterial to the prior period financial statements. However, we have determined that the cumulative out-of-period adjustment we would be required to make to correct those errors would create a material error as of December 31, 2005 and for the year ended December 31, 2006 as measured under SAB 108’s “dual-approach.” SAB 108 permits companies to initially

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects on retained earnings of applying the guidance in SAB 108 and the effect of those misstatements on prior period net income:

	Periods in which the misstatement of net income originated				Cumulative adjustment recorded to retained earnings as of January 1, 2006
	Cumulative effect prior to January 1, 2003	For the years ended
		December 31, 2003	December 31, 2004	December 31, 2005
	(Dollars in thousands)
Tax benefits for stock option exercises	$986	$715	$1,874	$(161)	$3,414
Compensation expense with regards to retirement age provisions in restricted stock grants	—	—	643	465	1,108
Fixed asset amortization and estimated lives	446	307	314	(18)	1,049
Tenant improvements allowances and amortization	514	38	108	255	915
Compensation expense related to historical option granting practices	357	40	35	12	444
Supplemental Employee Retirement Plan accrual	—	373	—	—	373
Nonaccrual interest	—	—	—	261	261
Bonus accrual	—	—	—	150	150
Debt issuance cost capitalization	(65)	(75)	4	4	(132)
Shares received in demutualization	(146)	—	—	—	(146)
Income related to equipment leased to others	—	—	(9)	(217)	(226)
Insurance commissions accruals	(390)	47	(55)	29	(369)
Derivative income on warrants received from clients	(68)	(88)	(114)	(169)	(439)
Deferred income taxes (1)	(177)	(266)	(384)	(323)	(1,150)

Impact on net income	$1,457	$1,091	$2,416	$288

Balance sheet reclassification from additional-paid-in capital related to windfall tax benefits on stock options					626

Impact on retained earnings					$5,878

(1)	Represents the net tax benefit related to the errors shown above.

As a result of the adoption of SAB 108, as of January 1, 2006, total assets increased by $6.5 million, total liabilities increased by $6.7 million, Common Stock increased by $5.6 million, and retained earnings decreased by $5.9 million.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description of Prior Period Errors Corrected During 2006—The following is a description of the errors identified by the Company during 2006 that affect prior periods.

•

Tax benefits for stock option exercises—During 2006, we determined that tax benefits for stock option exercises that were earned during 1996, 1999, 2000, and 2001 were not properly recorded as contributions to capital. As a result, our tax liabilities were overstated and equity was understated. We have also determined that in certain periods, primarily during 2001, 2002, and 2004, the excess tax liabilities created by those errors were used to reduce the tax provision or to provide tax reserves for identified tax contingencies. The use of the excess tax liabilities to reduce period tax provision or to provide for tax reserves created an error in net income during period of use or provision.

•

Compensation expense with regard to retirement age provisions in restricted stock grants—During 2006, we identified certain restricted stock grants issued to directors whose vesting may be accelerated due to retirement age provisions included in the grant agreements. Compensation expense for those awards must be recognized over the portion of the vesting period occurring prior to the director reaching retirement age. Prior to 2006, we incorrectly recognized compensation expense over the full vesting periods of those grants.

•	Fixed asset amortization and estimated lives—We determined that we had not conformed the fixed asset lives used by certain acquired entities to our corporate fixed asset life policy.

•

Tenant improvement allowances and amortization—We determined that we had not properly accounted for tenant improvement allowances and identified related errors in determination of lease inception date for lease rent recognition purposes.

•

Compensation expense related to historical option granting practices—We conducted a self-initiated review of administrative and accounting practices during 2006 associated with our granting of stock options. At the recommendation of management, the Audit Committee, with the assistance of independent advisors, conducted a comprehensive inquiry of these practices covering the period from 1996 to 2005. The Audit Committee’s review identified no improprieties in our option granting practices. Nevertheless, we have determined that prior period compensation expense was understated, principally during the period from 1996 to 2000.

•

Supplemental Employee Retirement Plan (or “SERP”) accrual—During a review of the SERP liability for selected participants, we identified a single former employee for whom no SERP liability had been recorded.

•	Nonaccrual interest—One of our specialty finance units was incorrectly recapturing nonaccrual interest when nonaccrual loans and leases were being returned to accrual status.

•	Bonus accrual—We determined that the accrual for one of our bonus plans was being expensed over the incorrect service period. We recorded a cumulative catch-up accrual to correct for this error.

•	Debt issuance cost capitalization—We identified certain instances where debt issuance costs were incorrectly expensed when paid.

•	Shares received in demutualization—We determined that we had not recognized the receipt of shares of an insurer when the insurer demutualized in 2001.

•

Income related to equipment leased to others—Prior to 2006, lease renewal payments were incorrectly applied to the basis of leased assets and no revenue had been recorded on such leases until the residual asset was disposed of.

•	Insurance commission accruals—We determined that there were a limited number of instances where estimable insurance commissions received subsequent to quarter end had not been properly accrued.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Derivative income on warrants received from clients—We determined that we did not record certain warrants received from private company clients at their fair value.

NOTE 3—SECURITIES

The amortized cost and estimated fair value of securities available-for-sale, securities held-to-maturity and trading securities is summarized below:

	As of December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available-for-sale:
Governmental sponsored entity notes	$82,711	$—	$(2,460)	$80,251
Mortgage and mortgage related securities	786,268	185	(28,143)	758,310
Corporate debt securities	210,827	125	(977)	209,975
Marketable equity securities	289	342	(7)	624

Total securities available-for-sale	$1,080,095	$652	$(31,587)	$1,049,160

Securities held-to-maturity:
U.S. treasury obligations	17,228	13	—	17,241
Governmental sponsored entity notes	243,840	653	(2,032)	242,461
Tax-exempt securities	92,635	1,904	(191)	94,348
Taxable municipal securities	672	—	(25)	647
Corporate debt securities	91,450	727	(734)	91,443

Total securities held-to-maturity	$445,825	$3,297	$(2,982)	$446,140

	As of December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Securities available-for-sale:
Governmental sponsored entity notes	$57,710	$—	$(1,810)	$55,900
Mortgage and mortgage related securities	900,911	3	(31,706)	869,208
Corporate debt securities	86,505	2	(720)	85,787
Marketable equity securities	302	—	—	302

Total securities available-for-sale	$1,045,428	$5	$(34,236)	$1,011,197

Securities held-to-maturity:
U.S. treasury obligations	$22,973	$13	$—	$22,986
Governmental sponsored entity notes	243,960	622	(1,620)	242,962
Tax-exempt securities	82,695	2,193	(153)	84,735
Taxable municipal securities	857	—	(20)	837
Corporate debt securities	91,427	686	(813)	91,300

Total securities held-to-maturity	$441,912	$3,514	$(2,606)	$442,820

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, we had mortgage and mortgage related securities issued by Wells Fargo Bank with a carrying value of $108.9 million and $116.2 million, respectively, and by Countrywide Financial with a carrying value of $88.7 million and $105.6 million, respectively. All of these securities are classified as available-for-sale and are recorded at their fair value. Except for securities issued by the U.S. Government or its agencies, we did not have any other securities of a single issuer whose aggregate book value exceeded ten percent of our shareholders’ equity.

Marketable equity securities are comprised of stock of public companies that was received either as distributions from our investments in venture capital funds, through the exercise of warrants received from clients, or in settlement of loans. These securities are classified as either available-for-sale or trading and are carried at their readily determinable fair values. Marketable equity securities classified as trading securities have a fair value of $1.4 million with an amortized cost of $2.8 million at December 31, 2006. We held no trading securities at December 31, 2005.

Other securities include investments in Federal Reserve Bank and FHLB stock, and other equity securities that do not have readily determinable fair values. Other securities are summarized below at the dates indicated:

	Carrying value
	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Federal Reserve Bank and FHLB stock, at historical cost	$46,236	$39,074
Other equity securities, at historical cost	525	1,401

Total other securities	$46,761	$40,475

Other securities are carried at historical cost, and are evaluated for impairment based on the ultimate recoverability of the carrying value. Federal Reserve Bank and FHLB stock is required as a condition for membership and support of our activity levels. Other equity securities is primarily comprised of CRA qualified equity securities and unregistered equity securities received through the exercise of warrants received from clients.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows amortized cost and estimated fair value of our securities by year of maturity as of December 31, 2006. Marketable equity securities and other securities have no maturity date and are therefore excluded from this table.

	2007	2008 through 2011	2012 through 2016	2017 and thereafter	Total
	(Dollars in thousands)(1)
Securities available-for-sale:
Governmental sponsored entity notes	$—	$82,711	$—	$—	$82,711
Mortgage and mortgage related securities(2)	—	4,096	8,241	773,930	786,267
Corporate debt securities	—	—	14,000	196,827	210,827

Total securities available-for-sale	$—	$86,807	$22,241	$970,757	$1,079,805

Fair value	$—	$84,220	$21,953	$942,363	$1,048,536

Securities held-to-maturity:
U.S. treasury obligations	$17,228	$—	$—	$100	$17,228
Governmental sponsored entity notes	13,002	176,586	44,960	9,292	243,840
Tax-exempt securities	1,766	14,157	36,890	39,822	92,635
Taxable municipal securities	—	672	—	—	672
Corporate debt securities	—	—	—	91,450	91,450

Total securities held-to-maturity	31,896	191,415	81,850	140,664	445,825

Fair value	31,844	189,374	82,786	142,136	446,140

Totals:
Total investment securities	$31,896	$278,222	$104,091	$1,111,421	$1,494,361

Total fair value	$31,844	$273,594	$104,739	$1,084,499	$1,494,676

Weighted average yield-total portfolio, on a tax-equivalent basis	4.47%	4.47%	4.73%	4.61%	4.59%

(1)	Certain notes may be called, without penalty, at the discretion of the issuer. This may cause the actual maturities to be significantly shorter than the stated maturity dates.
(2)	Mortgage and mortgage related securities are shown at a contractual maturity; however, the average life of these mortgage and mortgage related securities will be significantly shorter due to principal prepayments.

Securities are pledged or assigned to secure borrowed funds, government and trust deposits, and for other purposes as required by law or contract. The carrying value of pledged securities was $1.3 billion at both December 31, 2006 and 2005.

The following table presents the proceeds from the sale of securities and the gross realized gains and losses on those sales for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(Dollars in thousands)
Proceeds from the sale of securities	$1,515	$44,253	$823,348
Gains on the sale of securities	$47	$296	$8,830
Losses on the sale of securities	$(30)	$—	$(577)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains on securities called by the issuer totaled $44,000 during 2006, $47,000 during 2005, and $116,000 during 2004. During 2006, we realized $174,000 in gains on securities donated to the Greater Bay Bancorp Foundation. Net gains or losses from security calls and donations are excluded from the table presented above.

Trading losses were $1.4 million during 2006 and are included in other income. All such losses related to securities held at December 31, 2006. No trading gains or losses were incurred during 2005 or 2004.

Any security for which the current fair value is less than the carrying value is considered impaired. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of December 31, 2006 and December 31, 2005.

	As of December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Available-for-sale securities:
Governmental sponsored entity notes	$24,288	$(712)	$55,962	$(1,748)	$80,250	$(2,460)
Mortgage and mortgage related securities	19,525	(70)	723,721	(28,073)	743,246	(28,143)
Corporate debt securities	101,262	(228)	22,325	(749)	123,587	(977)
Marketable equity securities	—	—	—	(7)	—	(7)

Total available-for-sale securities	145,075	(1,010)	802,008	(30,577)	947,083	(31,587)
Held-to-maturity securities:
U.S. treasury obligations	—	—	—	—	—	—
Governmental sponsored entity notes	14,892	(72)	177,918	(1,960)	192,810	(2,032)
Tax-exempt securities	10,604	(36)	11,508	(155)	22,112	(191)
Taxable municipal securities	—	—	646	(25)	646	(25)
Corporate debt securities	7,063	(25)	44,443	(709)	51,506	(734)

Total held-to-maturity securities	32,559	(133)	234,515	(2,849)	267,074	(2,982)

Total temporarily impaired securities	$177,634	$(1,143)	$1,036,523	$(33,426)	$1,214,157	$(34,569)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Available-for-sale securities:
Governmental sponsored entity notes	$—	$—	$55,900	$(1,810)	$55,900	$(1,810)
Mortgage and mortgage related securities	147,142	(2,854)	721,889	(28,853)	869,031	(31,707)
Corporate debt securities	17,653	(3)	23,356	(717)	41,009	(720)

Total available-for-sale securities	164,795	(2,857)	801,145	(31,380)	965,940	(34,237)
Held-to-maturity securities:
U.S. treasury obligations	17,347	—	—	—	17,347	—
Governmental sponsored entity notes	183,007	(1,616)	1,001	(4)	184,008	(1,620)
Tax-exempt securities	14,550	(139)	1,333	(13)	15,883	(152)
Taxable municipal securities	838	(20)	—	—	838	(20)
Corporate debt securities	14,815	(165)	33,413	(648)	48,228	(813)

Total held-to-maturity securities	230,557	(1,940)	35,747	(665)	266,304	(2,605)

Total temporarily impaired securities	$395,352	$(4,797)	$836,892	$(32,045)	$1,232,244	$(36,842)

Management does not believe any individual unrealized loss represents an other-than-temporary impairment at December 31, 2006 or December 31, 2005. The unrealized losses are primarily attributable to changes in market interest rates, changes in implied interest rate volatility, and changes in the expected time distribution of interest and principal receipts. Factors considered in evaluating the securities included whether the securities were backed by U.S. government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal and interest balances. We have both the intent and the ability to hold the securities represented in the previous tables for the time necessary to recover the unrealized loss.

During 2005, we recorded a $1.0 million charge to other income upon determining that our shares of preferred stock of the Federal National Mortgage Association (or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (or “Freddie Mac”) had an other-than-temporary impairment. Such charges were not required during 2006 or 2004.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LOANS AND LEASES, ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS AND NONPERFORMING ASSETS

The following table presents the composition of our loan and lease portfolio as of the dates presented:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$1,996,673	$1,869,435
Leases (1)	248,876	182,614
Term real estate – commercial	1,403,631	1,449,818

Total commercial	3,649,180	3,501,867
Real estate construction and land	729,871	644,883
Residential mortgage	279,615	266,263
Real estate other	173,271	202,675
Consumer and other (1)	68,698	109,168

Total loans and leases, gross	4,900,635	4,724,856
Deferred costs and fees, net (1)	5,206	3,113

Total loans and leases, net of deferred costs and fees	4,905,841	4,727,969
Allowance for loan and lease losses	(68,025)	(82,159)

Total loans and leases, net	$4,837,816	$4,645,810

(1)	The unamortized initial deferred costs on capital leases is included in the balance of deferred fees and costs, net. Previously, we reported unamortized initial deferred costs along with capital leases in commercial loans and consumer and other loans. We have conformed 2005 to the current presentation. This reclassification did not change the reported balance of total loans, net. As of December 31, 2005, debit balances of $15.5 million of deferred costs and fees on leases were reclassified from commercial loans and consumer loans into net deferred costs and fees.

The following lists the components of the net investment in direct financing leases as of the dates indicated:

	As of December 31,
	2006	2005 (1)
	(Dollars in thousands)
Minimum lease payments receivable	$267,031	$196,661
Estimated unguaranteed residual value of leased property	15,201	9,988
Unearned income	(33,356)	(24,035)

Leases	248,876	182,614
Unamortized initial direct costs	2,273	2,762
Allowance for lease losses	(7,011)	(5,012)

Net investment in direct financing leases	$244,138	$180,364

(1)	We have determined that $848.2 million in commercial loans originated by Matsco were inappropriately included in the balance of net investment in direct financing leases presented in this table in our 2005 Annual Report on Form 10-K. We have revised 2005 to correctly reflect the classification of those loans. This reclassification did not change the reported balance of total loans and leases, net.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the minimum lease payments receivable on direct finance leases included in loans and leases as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Future minimum lease payments	$101,656	$73,115	$50,500	$27,628	$12,850	$1,282	$267,031

Beginning in 2005, we insured a portion of the residual value of leased assets on certain leases that would otherwise have been classified as operating leases. By insuring a portion of the residual value, we include the insured portion of the residual in the payment stream for purposes of performing the 90% minimum lease payment test under SFAS No. 13 to determine if the lease contract qualifies as a direct financing lease. During 2006 and 2005, we originated lease contracts with an original equipment cost of $47.6 million and $14.0 million, respectively, whose residual value is partially insured, and as a result are classified as direct financing leases.

Concentration of Credit Risk

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. As our lending operations are concentrated in the San Francisco Bay Area that is dependent on the technology and real estate industries and supporting service companies, a downturn in these sectors could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. Multi-family residential loans are generally originated at 80% or less LTV. Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans, the majority of which are residential in nature, are generally originated at 75% or less LTV.

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
	(Dollars in thousands)
Balance, December 31, 2003	$124,489	$1,679	$126,168
Charge-offs	(25,180)	—	(25,180)
Recoveries	7,490	—	7,490
Provision for credit losses	718	4,803	5,521

Balance, December 31, 2004	107,517	6,482	113,999
Charge-offs	(16,192)	—	(16,192)
Recoveries	4,900	—	4,900
(Reversal of) / provision for credit losses	(14,066)	797	(13,269)

Balance, December 31, 2005	82,159	7,279	89,438
Charge-offs	(11,878)	—	(11,878)
Recoveries	5,758	—	5,758
(Reversal of) / provision for credit losses	(8,015)	(702)	(8,717)

Balance, December 31, 2006	$68,024	$6,577	$74,601

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, other nonperforming assets, restructured loans, and accruing loans past due 90 days or more at the dates indicated.

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans	$29,865	$71,094	$43,711
OREO	—	—	—
Other nonperforming assets	382	631	569

Total nonperforming assets	$30,247	$71,725	$44,280

Restructured loans on accrual status	$133	$290	$250

Accruing loans past due 90 days or more	$9,030	$—	$6

Interest income earned on nonaccrual loans was $933,000 during 2006, $1.1 million during 2005, and $2.6 million during 2004. Those amounts represent interest income accrued and collected prior to the loans being classified as nonaccrual. The amount of interest income that would have been recorded for nonaccrual loans if all such loans had performed in accordance with their original terms, was $3.9 million during 2006, $5.6 million during 2005, and $4.4 million during 2004, respectively.

Restructured loans totaling $4.0 million at December 31, 2006 and $5.3 million at December 31, 2005 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during 2006 and 2005. As of December 31, 2006, we do not have any commitments to lend additional funds to debtors whose loans have been restructured. Interest income from restructured loans on accruing status totaled $3,000 during 2006, and $6,000 during both 2005 and 2004. The additional interest income that would have accrued on restructured loans on accruing status if they had performed in accordance with their original terms would have been zero during 2006, $1,000 during 2005 and $6,000 during 2004.

Impaired loans and the related allowance were as follows:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Impaired loans with an allowance	$13,946	$64,587	$36,731
Impaired loans without an allowance	15,919	6,507	6,980

Total impaired loans	$29,865	$71,094	$43,711

Allowance for impaired loans	$5,583	$10,871	$14,615

The average recorded investment in impaired loans, which is computed on a month-end basis, was $39.8 million during 2006, $63.0 million during 2005, and $49.4 million during 2004. During 2006, 2005, and 2004, we recognized no interest income during the time within the year that the loans were deemed impaired. As of December 31, 2006 and 2005, all of our impaired loans were on nonaccrual status and are included in nonperforming assets.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PROPERTY, PREMISES, AND EQUIPMENT

Property, premises, and equipment at December 31, 2006 and 2005 are comprised of the following:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Land	$3,948	$3,962
Buildings and premises	13,544	13,554
Furniture and equipment	66,880	64,654
Leasehold improvements	45,128	34,739
Operating leases	82,566	91,914
Vehicles	613	679

Property, premises and equipment, gross	212,679	209,502
Accumulated depreciation on operating leases	(36,501)	(27,828)
Other accumulated depreciation and amortization	(89,915)	(77,644)

Property, premises and equipment, net	$86,263	$104,030

Gross rental expense for leased properties was $20.4 million during 2006, $20.5 million during 2005, and $21.6 million during 2004. We sublease portions of leased space that is not utilized. Sublease rental income was $614,000 during 2006, $640,000 during 2005 and $687,000 during 2004. Depreciation expense on equipment leased to others amounted to $15.1 million for 2006, $15.2 million for 2005, and $9.6 million for 2004. Other depreciation and amortization amounted to $12.6 million for 2006, $11.1 million for 2005, and $12.5 million for 2004.

The following presents the minimum future rental revenues on equipment leased to others with original terms of one year or longer:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Future rental revenues	$14,340	$9,644	$4,863	$1,112	$57	$—	$30,016

NOTE 6—BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Business Combinations

On May 1, 2005, we completed the acquisition of Lucini/Parish. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We recorded $24.2 million in goodwill and $19.2 million in other intangible assets in connection with this transaction. Capitalized merger and other related costs of $642,000 were included in the allocated purchase price as part of this acquisition. Additional information regarding the net assets acquired and the initial purchase price paid for Lucini/Parish is as follows:

(Dollars in thousands)
Fair value of assets acquired, including goodwill and other intangibles	$54,016
Fair value of liabilities assumed	(22,104)

Net assets acquired	31,912
Less: notes issued	(7,256)

Cash paid	$24,656

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The changes in the carrying amounts for goodwill during 2006 and 2005 were as follows:

	Community banking	Matsco	ABD	All other	Total
Balances as of December 31, 2004	$2,360	$22,707	$181,311	$6,054	$212,432
Goodwill acquired	—	1,500	29,357	—	30,857

Balances as of December 31, 2005	$2,360	$24,207	$210,668	$6,054	$243,289
Goodwill acquired	—	—	2,726	—	2,726

Balances as of December 31, 2006	$2,360	$24,207	$213,394	$6,054	$246,015

Goodwill allocated to ABD was initially recorded for the acquisitions of ABD in 2002, Sullivan & Curtis Insurance Brokers of Washington, LLC (or “S&C”) in 2003, and Lucini/Parish in 2005. Additional increases to goodwill were allocated to ABD as a result of earn-out payments based on the acquired businesses achieving specified performance goals. We recorded $3.3 million in additional goodwill during both 2006 and 2005 resulting from S&C’s earn-out payments. During 2006, we recorded $91,000, in additional goodwill resulting from Lucini/Parish earn-out payment. During the first quarter of 2006, we finalized procedures to determine the exact amount of the 2005 ABD earn-out payment and as a result, we decreased goodwill by $698,000 due to a stock valuation adjustment.

Goodwill allocated to the Matsco business segment was initially recorded on the acquisition of Matsco in 2000. During 2005, we recorded additional goodwill of $1.5 million as a result of the final earn-out payment based on Matsco achieving specified performance goals.

During the fourth quarters of 2006 and 2005, we completed our annual impairment evaluation of goodwill under the requirements of SFAS No. 142. Based upon these evaluations, our goodwill was not impaired at December 31, 2006 or December 31, 2005.

Additional Payments for Business Acquisitions

Under the acquisition agreement related to our acquisition of Lucini/Parish, we are required to make additional payments to its former shareholders. These payments include: (a) amounts contingent on achieving specified annual operating performance levels, and (b) amounts representing deferred payments that are dependent only on the passage of time. Contingent payments are recognized as goodwill when the final contingencies have been resolved. Deferred payments are recognized as goodwill at the inception of the transaction and the related accrued liability is released at the time of payment. At the close of the acquisition in May 2005, we deferred $8.2 million in payments to the former shareholders that are payable over three years, of which $3.2 million was paid during 2006. Additionally, the former shareholders may receive up to $10.0 million in contingent payments based on Lucini/Parish attaining certain operating performance thresholds as established in the acquisition agreement. During 2006, we paid $2.9 million in such contingent payments. The remaining contingent payments are payable in 2007 and 2008 based on Lucini/Parish’s operating results.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

All of our other intangible assets have finite useful lives. We have no indefinite lived intangible assets other than goodwill. Other intangible assets at December 31, 2006 and 2005 were as follows:

	As of December 31, 2006
	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
Insurance brokerage services expirations	$76,116	$(33,469)	$42,647
Loan servicing assets	2,403	(2,119)	284
Insurance brokerage services covenant not to compete	826	(782)	44

Total intangible assets	$79,345	$(36,370)	$42,975

	As of December 31, 2005
	Gross carrying amount	Accumulated amortization	Total
	(Dollars in thousands)
Insurance brokerage services expirations	$76,116	$(27,219)	$48,897
Loan servicing assets	2,403	(1,870)	533
Insurance brokerage services covenant not to compete	826	(535)	291
CAPCO customer base	200	(180)	20

Total intangible assets	$79,545	$(29,804)	$49,741

Insurance Brokerage Services Expirations: Expirations for our insurance brokerage services business segment represent the estimated fair value of the existing customer lists, or books of business, that had been developed over a period of years through the date of acquisition. We periodically evaluate expirations for impairment and determined, as of December 31, 2006 and 2005, that these assets were not impaired. We periodically reevaluate the remaining estimated lives of these expirations based on the actual retention rates of the acquired customers. Based on such a revaluation, which took place during the fourth quarter of 2006, we determined that the expirations are estimated to have lives ranging from approximately eight to fifteen years.

Loan Servicing Assets: The balance of loans serviced for others was $50.3 million at December 31, 2006 and $71.5 million at December 31, 2005. No new servicing assets were recognized during 2006 or 2005. The fair value of these servicing assets was $663,000 at December 31, 2006 and $1.2 million at December 31, 2005. Amortization of these servicing assets was $249,000 during 2006, $651,000 during 2005, and $651,000 during 2004. We periodically evaluate servicing assets for impairment. Based upon these evaluations, our servicing assets were not impaired at December 31, 2006 or 2005.

Future Amortization of Intangibles: As of December 31, 2006, the future annual amortization of intangibles is estimated to be as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Future amortization of intangibles	$6,644	6,599	6,471	6,443	2,441	14,377	$42,975

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—DEPOSITS

The following table sets forth information about our deposits.

	As of December 31,
	2006	2005
	(Dollars in thousands)
Demand, noninterest-bearing	$1,028,245	$1,093,157
MMDA, NOW and savings	2,614,349	3,000,647
Time certificates, $100,000 and over	892,048	741,682
Other time certificates	722,541	223,053

Total deposits	$5,257,183	$5,058,539

Interest payable on deposit accounts	$11,126	$2,297
Overdrawn accounts, classified as consumer loans	$1,313	$1,958
Institutional deposits included in total deposits:
Brokered deposits, denominated in amounts under $100,000 and included in other time certificates	$599,174	$91,200
Other institutional deposits, included in time certificates, $100,000 and over	$403,186	$402,472

The following table sets forth the maturity distribution of time certificates of deposit at December 31, 2006.

	Due in
	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Time deposits, $100,000 and over	$877,990	$10,849	$2,064	$1,020	$125	$—
Other time deposits	381,096	83,287	145,679	60,966	905	50,608

Total	$1,259,086	$94,136	$147,743	$61,986	$1,030	$50,608

There were $239.2 million of institutional brokered deposits outstanding at December 31, 2006 that contain periodic options for us to call the time deposits, at par, prior to the scheduled maturity dates reflected in the table above.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—BORROWINGS

Borrowings are detailed as follows:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Short-term borrowings:
FHLB advances	$344,000	$250,000	$183,679
Other short-term notes payable	3,738	3,702	—

Total short-term borrowings	347,738	253,702	183,679

Long-term borrowings:
FHLB advances	175,463	155,567	665
Subordinated debt	180,929	210,311	210,311
5.25% Senior Notes, Series B due March 31, 2008	149,920	149,876	149,850
5.125% Senior Notes, Series D due April 15, 2010	149,718	149,641	—
CODES	—	82,391	241,502
Other long-term notes payable	2,998	6,625	2,968

Total long-term borrowings	659,028	754,411	605,296

Total borrowings	$1,006,766	$1,008,113	$788,975

We had $6.3 million in interest payable on borrowings at December 31, 2006, as compared to $5.9 million and $5.8 million at December 31, 2005 and 2004, respectively.

Subordinated Debt

The holding company has issued subordinated debt to GBB Capital II, GBB Capital III, GBB Capital IV, GBB Capital VI, GBB Capital VII, and GBB Capital VIII (or collectively the “Trusts”). We also have a $5.4 million investment in these unconsolidated trusts. The Trusts, which are Delaware business trusts all the common securities of which are owned by the holding company, were formed for the purpose of issuing Trust Preferred Securities. Our subordinated debt is the sole asset of the Trusts. The holding company has fully and unconditionally guaranteed all of the obligations of the Trusts. In accordance with the rules for variable interest entities, the Trust Preferred Securities are not reflected in our liabilities.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the subordinated debt issued by the holding company and the related Trust Preferred Securities issued by the Trust as of December 31, 2006 (dollars in thousands).

Trust	Subordinated debt issued to Trust	Title of Trust Preferred Security	Trust Preferred Securities issued by Trust	Date of original issue	Date of first optional redemption, at par	Stated maturity
GBB Capital II	$30,928	Floating Rate Trust Preferred Securities, Series B	$30,000	August 12, 1998	Sept. 15, 2008	Sept. 15, 2028
GBB Capital III	9,794	10.875% Fixed Rate Capital Trust Pass- Through Securities	9,500	March 23, 2000	March 8, 2020	March 8, 2030
GBB Capital IV	42,268	10.75% Capital Securities, Series B	41,000	May 18, 2000	June 1, 2010	June 1, 2030
GBB Capital VI	15,464	Floating Rate Trust Preferred Pass-Through Securities	15,000	July 27, 2001	July 27, 2011	July 25, 2031
GBB Capital VII	5,155	Floating Rate Trust Preferred Pass-Through Securities	5,000	April 10, 2002	April 22, 2007	April 22, 2032
GBB Capital VIII	77,320	Fixed/Floating Rate Trust Preferred Securities	75,000	June 14, 2006	June 14, 2011	June 14, 2036

	$180,929		$175,500

Interest on the subordinated debt and the related issue of Trust Preferred Securities is payable either quarterly or semi-annually and is deferrable, at our option, for up to five years. As of December 31, 2006, all payments are current.

Except with regards to the outstanding principal balance, the terms of the subordinated debt issued by us to the Trusts and the Trust Preferred Securities issued by the Trust are identical. The interest rates paid on the floating rate securities, by Trust, are as follows:

•	GBB Capital II: reset quarterly at 3-month LIBOR plus 150 basis points.

•	GBB Capital VI: reset semi-annually at 6-month LIBOR plus 375 basis points.

•	GBB Capital VII reset semi-annually at 6-month LIBOR plus 370 basis points.

•	GBB Capital VIII fixed at 7.064% through June 14, 2011, and reset quarterly at three-month LIBOR index rate plus 163 basis points.

The subordinated debt is redeemable at par prior to maturity at our option on or after its optional redemption dates. Additionally, the subordinated debt to GBB Capital III is redeemable at 105.438% of face value on March 8, 2010 declining to par on March 8, 2020, and the subordinated debt issued to GBB VI is currently redeemable at 107.688% of face value declining to par on July 25, 2011.

During 2006, we repaid, at par, all of the subordinated notes issued by us to GBB Capital V. The subordinated notes had a cumulative principal balance of $106.7 million at the time of redemption as of August 31, 2006. Unamortized debt issuance costs related to these securities totaling $3.2 million were written off as part of this transaction and are included in other expenses.

Senior Notes

Our 5.25% Senior Notes, Series B, due March 31, 2008 (or “the Series B Notes”) in an aggregate principal amount of $150.0 million are carried net of unamortized issuance and other discounts. Our 5.125% Senior Notes, Series D, due April 15, 2010 (or “the Series D Notes”) in an aggregate principal amount of $150.0 million are

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carried net of the unamortized issuance discount. Neither the Series B Notes nor the Series D Notes are subject to redemption at our option or repayment at the option of the holders, in whole or in part, prior to maturity. The senior notes do not have the benefit of any sinking fund. The senior notes restrict our ability to sell, dispose of, or encumber shares of capital stock of any bank subsidiary.

CODES

CODES due 2024: As of December 31, 2005, 90,250 units of the CODES issued in 2004 and due in 2024 were outstanding. As of December 31, 2006 there are no CODES outstanding. During 2005, we repurchased 174,962 units of the CODES due 2024 in privately negotiated transactions. We recognized a net gain of $1.6 million on the repurchase of these units, which is included in other non-interest income. During 2006, all of the holders of our remaining outstanding CODES due 2024 exercised their put option, in exchange for aggregate cash of $82.5 million. We did not recognize any gain or loss on the transaction. Each unit of the CODES due 2024 was convertible into 23.7716 shares of our Common Stock contingent upon on certain events. Prior to their repurchase or put, none of the contingent conversion features had been triggered.

CODES due 2022: As of December 31, 2006 or 2005, there are no CODES issued in 2002 and due in 2022 outstanding. During 2005, we repurchased the remaining 1,000 units of the CODES due 2022 in a privately negotiated transaction. We recognized a net loss of $1,000 on the repurchase of these units. Each unit of the CODES due 2022 were convertible into 15.3699 shares of our Common Stock contingent upon on certain events.

Other Long-term Borrowings

The holding company has entered into a three-year unsecured committed credit facility under which it had $60.0 million available as of December 31, 2006. Under this credit facility, no advances were outstanding at December 31, 2006 and December 31, 2005, no average balances were outstanding during the year ended December 31, 2006 and 2005, and no amounts were outstanding at any month-end during the year ended December 31, 2006 and 2005. We paid commitment fees on this credit facility totaling $115,500 during the year ended December 31, 2006 and $310,000 during the same period in 2005. We were in compliance with all debt covenants under this credit facility at December 31, 2006 and December 31, 2005.

Short-term and Long-term FHLB Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $562.7 million at December 31, 2006 and $600.9 million at December 31, 2005 and loans with a carrying value of $687.2 million at December 31, 2006 and $595.3 million at December 31, 2005 pledged to the FHLB for both short-term and long-term borrowings.

As of December 31, 2006, long-term FHLB advances mature between 2007 and 2011. During 2006 and 2005, we paid an average interest rate of 4.84% and 4.00%, respectively, on advances.

FHLB advances typically include provisions that allow us to repay those advances at our option before their scheduled maturity. Those provisions require the payment of a prepayment fee which is computed based on a predetermined formula that considers, among other factors, changes in interest rates since the issuance of the advance and remaining time until scheduled maturity. Until 2005, the formula for the computation of the prepayment fee included provisions which set the amount of the fee at the greater of the amount computed or $0. During 2005, new prepayment terms were introduced by the FHLB, called “Partial Prepayment Symmetry”, whereby the formula used to determine the amount of the fee could result in our receiving a credit upon the early repayment of an advance. Certain advances that we entered into contain this feature. We have determined that these features are not embedded derivatives requiring separation from the host contract.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB short-term borrowings were as follows during the periods indicated:

	As of and for the year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB short-term borrowings:
Average balance	$273,825	$287,884	$514,357
Highest balance at any month-end	$462,000	$613,050	$797,000
Average interest rate during the period	4.56%	3.49%	1.85%
Interest rate on advances outstanding at period end	4.86%	3.85%	3.51%

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We did not have any outstanding hedging activities at December 31, 2006 or 2005.

In 2001, we entered into a single transaction consisting of a purchased and a sold interest rate cap, both of which have a notional amount of $15.0 million and a term of 10 years expiring in July 2011. These derivative instruments are recorded at fair value, which was $259,000 net at December 31, 2006 and $278,000 net at December 31, 2005. We acquired these cap positions in order to synthetically lower the embedded cap rate in trust preferred securities issued by GBB Capital VI. During 2001, we determined that the designation of these caps as a hedges was no longer appropriate as the trust preferred securities no longer qualified for hedge treatment.

We occasionally receive warrants from our clients as part of negotiated lending transactions. These warrants contain embedded features that require us to treat the entire warrant as a derivative instrument in accordance with SFAS No. 133, as amended. These warrants are recorded at their fair value, which is estimated using an Black-Scholes option-pricing model. The total fair value of these warrants was $1.6 million at December 31, 2006 and $843,000 at December 31, 2005 and is included in other assets.

From time to time, we enter into commitments to purchase whole loans. Certain of those commitments qualify as derivative instruments and the change in value of the derivatives are recorded to other income. No such derivatives existed at December 31, 2006 and 2005. During 2005, we recorded a gain of $1.6 million on these commitments compared to a loss of $7,000 during 2004. No such gains or losses were recorded during 2006.

We enter into various foreign–currency spot contracts and forward contracts as part of currency trading activities on behalf of our international banking clients. The balance of such contracts was $183,000 at December 31, 2006. We intermediate these contracts with another counterparty. While the exposure to interest rate and foreign exchange risk has been mitigated, we remain exposed to counterparty credit risk.

NOTE 10—MINORITY INTEREST: REAL ESTATE INVESTMENT TRUST SUBSIDIARIES

CNB Investment Trust I (or “CNBIT I”) and CNB Investment Trust II (or “CNBIT II”) (or collectively “the REITS”) are consolidated subsidiaries of the Bank. At December 31, 2006 and 2005, the common shares of CNBIT I were wholly owned by the Bank and the common shares of CNBIT II were wholly owned by CNBIT I. These REITS have issued preferred stock to outside investors which has created a minority interest. Both REITS are Maryland real estate investment trusts and were formed to provide flexibility in raising capital.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preferred stock of the REITS as of the dates presented. Those shares of preferred stock not owned by outside investors are owned by the Bank.

	Shares authorized, issued and outstanding		Number of shares issued and outstanding to outside investors		Carrying value of shares issued and outstanding to outside investors (in thousands)
	As of December 31,		As of December 31,		As of December 31,
Series of Preferred Stock	2006	2005	2006	2005	2006	2005
8% Series A Preferred Stock of CNBIT I, $500 stated value per share	3,000	3,000	377	377	$189	$189
8% Series A Preferred Stock of CNBIT II, $1,000 stated value per share	150	150	113	113	113	113
12% Series B Preferred Stock, of CNBIT II, $1,000 stated value per share	15,000	15,000	15,000	15,000	15,000	15,000
10% Series C Preferred Stock, of CNBIT II, $1,000 stated value per share	133,662	133,633	—	—	—	—
Unamortized deferred issuance cost					(2,441)	(2,603)

Total					$12,861	$12,699

The deferred issuance costs are being amortized on a straight-line basis over the 20-year non-callable period for the underlying Series B Preferred Shares of CNBIT II and are included in other operating expenses.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Loan Commitments

In the normal course of business, we become contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

	December 31,
	2006	2005
	(Dollars in thousands)
Undrawn loan commitments	$1,399,975	$1,507,314
Commitments under letters of credit	$109,526	$111,964

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $365.9 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. The remainder relates primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being funded. Therefore, the total undrawn loan commitments do not necessarily represent future loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

Guarantees

In the ordinary course of business, we have issued certain guarantees, which qualify as off-balance sheet arrangements. Those guarantees include the following:

•	Financial standby letters of credit and financial guarantees with maximum undiscounted future payments of $96.2 million at December 31, 2006. Unearned fees on these guarantees were $485,000 at

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. Our performance under certain of these letters of credit may be guaranteed by a third party, such as the FHLB, in instances where the beneficiaries of the letters of credit require such a guarantee. The form of collateral that we hold for these guarantees and the amount of the unsecured portion is as follows at the date indicated:

As of December 31, 2006
(Dollars in thousands)
Cash	$26,053
Credit lines	40,813
Blanket liens on business assets	12,087
Real estate	1,908
Other secured	200
Unsecured	15,164

Total	$96,225

•	Guaranteed credit cards issued to our clients by an unaffiliated financial institution with combined credit limits of $4.9 million at December 31, 2006.

Other Commitments

We lease certain facilities at which we conduct our operations. Future minimum lease commitments under all non-cancelable operating leases as of December 31, 2006 are below:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Future minimum lease payments	$21,320	$17,514	$15,901	$14,214	$10,581	$38,285	$117,815

We have equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in CRA qualified assets for which we have unfunded commitments totaling $8.2 million at December 31, 2006. We have recorded a $708,000 liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for venture capital funds and CRA related investments are not recorded. Those equity investments are described in “Note 1 – Summary of Significant Accounting Policies.”

Contingencies

In the ordinary course of business there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

ABD has received and responded to requests for information from several state insurance commissioners and subpoenas from the Office of the Attorney General of the State of New York and the Office of the Attorney General of the State of Connecticut about ABD’s marketing practices and compensation arrangements with insurance carriers. As a result of conversations with officials of both states, it is our understanding that ABD’s receipt of the subpoenas is part of a broad review of the insurance brokerage industry and that others in the industry have received subpoenas. We anticipate that officials from other jurisdictions may also seek information from ABD as part of the ongoing industry-wide investigations into contingent commissions and override payments. ABD has cooperated fully with these information requests.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, our outside counsel completed a compliance review of ABD’s contingency commission arrangements and marketing practices. The report concluded that no systemic compliance problems related to contingent commissions were identified. We continue to monitor industry developments in these areas, as well as ABD’s compliance and disclosure practices.

ABD’s contingent commissions and override payments amounted to $14.3 million during 2006, or 8.5% of ABD’s total commissions and fees. As a result of changes in the insurance industry with respect to the payment of contingent commissions and override payments, it is possible that the amount of such commissions and override payments we receive in the future may decrease.

Under the acquisition agreement related to our acquisition of Lucini/Parish, we are required to make additional payments to the former Lucini/Parish shareholders. See “Note 6—Business Combinations, Goodwill and Other Intangible Assets” for a description of such contingent agreement.

See “Note 15—Income Taxes” for information regarding tax contingencies and uncertain tax positions.

NOTE 12 —SHAREHOLDERS’ EQUITY

On December 20, 2006, we declared a cash dividend of $0.1575 per common share payable on January 16, 2007 to shareholders of record as of January 4, 2006. We recorded a liability for dividends payable on Common Stock of $8.0 million at December 31, 2006 and $7.8 million at December 31, 2005.

As of December 31, 2006, we had $25.7 million in remaining repurchase authority under a common stock repurchase program announced in 2005.

The shares of Series B Preferred Stock earn noncumulative cash dividends, payable quarterly in arrears, at the rate of $3.625 per share. Each share of Series B Preferred Stock is currently convertible into 1.67 shares of our Common Stock at the option of the preferred shareholder. Beginning in March 2007, or earlier in the event of a change in control, the Series B Preferred Stock may be redeemed in whole or in part, at our option, subject to the receipt of any required prior approval of the Federal Reserve at a redemption price equal to the $50.00 stated value per share plus accrued dividends for the then current dividend period. On February 21, 2007, we announced our intention to redeem the Series B Preferred Stock. See “Note 23—Subsequent Events” for additional information regarding this announcement.

We have designated 1,200,000 shares of preferred stock as Series A Preferred Stock, with a liquidation preference of $100.00 per share, in connection with our shareholder rights plan. None of these shares have been issued. In accordance with the shareholder rights plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on November 28, 1998. The rights initially trade automatically with the common shares. The rights, which are not immediately exercisable, entitle the holders to purchase one one-hundredth of a share of Series A preferred shares at a price of $145.00 (subject to adjustment) upon the occurrence of certain triggering events. In the event of an acquisition not approved by the Board, each right enables its holder (other than the acquirer) to purchase the preferred shares at 50% of the market price. Further, in the event we are acquired in an unfriendly merger or business combination, each right enables the holder to purchase shares of the acquiring entity at a similar discount. Under certain circumstances, the rights may be exchanged for our common shares. The rights are not deemed by the Board of Directors to be presently exercisable. The Board, in its sole discretion, may redeem the rights at any time. On February 26, 2007, we announced our intention to redeem these rights. See “Note 23—Subsequent Events” for additional information regarding this announcement.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—REGULATORY MATTERS

The Bank and the holding company are subject to various regulatory capital requirements administered by the federal banking agencies. At each successive lower capital category, an insured depository institution is subject to more restrictions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial performance. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must satisfy specific capital regulatory guidelines as calculated under regulatory accounting practices. The Bank’s capital adequacy is also subject to qualitative judgments by the regulators.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (as defined in the regulations). At December 31, 2006 and 2005, the consolidated corporation and the Bank exceeded all of the well-capitalized guidelines under FDICIA regulatory framework for prompt corrective action. To be well-capitalized, the institution must maintain total risk-based capital ratios as set forth in the following table and not be subject to a capital directive order. A failure to meet the well-capitalized minimum requirements would limit the Bank’s access to brokered and other institutional deposits. There are no conditions or events since December 31, 2006 that management believes have changed the well-capitalized designation of the consolidated corporation and the Bank.

The consolidated corporation and the Bank’s actual capital and the amounts required to be adequately and well-capitalized are as follows at the dates indicated:

	As of December 31, 2006
	Actual		For capital adequacy purposes		To be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk weighted assets):
Greater Bay Bancorp	$830,461	13.47%	$493,281	8.00%	$616,601	10.00%
Greater Bay Bank, N. A.	$871,319	14.41%	$483,760	8.00%	$604,700	10.00%
Tier I capital (to risk weighted assets):
Greater Bay Bancorp	$755,860	12.26%	$246,640	4.00%	$369,961	6.00%
Greater Bay Bank, N. A.	$796,718	13.18%	$241,880	4.00%	$362,820	6.00%
Tier I capital leverage (to average assets):
Greater Bay Bancorp	$755,860	10.63%	$284,549	4.00%	$355,686	5.00%
Greater Bay Bank, N. A.	$796,718	11.53%	$276,334	4.00%	$345,417	5.00%

	As of December 31, 2005
	Actual		For capital adequacy purposes		To be well-capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk weighted assets):
Greater Bay Bancorp	$782,525	13.26%	$472,034	8.00%	$590,043	10.00%
Greater Bay Bank, N. A.	$857,000	14.85%	$461,810	8.00%	$577,263	10.00%
Tier I capital (to risk weighted assets):
Greater Bay Bancorp	$708,563	12.01%	$236,017	4.00%	$354,026	6.00%
Greater Bay Bank, N. A.	$784,614	13.59%	$230,905	4.00%	$346,358	6.00%
Tier I capital leverage (to average assets):
Greater Bay Bancorp	$708,563	10.41%	$272,297	4.00%	$340,371	5.00%
Greater Bay Bank, N. A.	$784,614	11.90%	$263,654	4.00%	$329,567	5.00%

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—NET INCOME PER COMMON SHARE

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

	For the year ended December 31, 2006			For the year ended December 31, 2005			For the year ended December 31, 2004
	Income	Shares	Per share amount	Income	Shares	Per share amount	Income	Shares	Per share amount
	(Dollars and shares in thousands, except per share amounts)
Basic net income before cumulative effect of accounting change per common share:
Income before cumulative effect of accounting change	$89,482
Dividends on preferred stock	(7,318)

Income available to common shareholders before cumulative effect of accounting change	82,164	50,221	$1.64
Effect of dilutive securities:
Stock options and restricted stock grants	—	906
CODES due 2024	59	488

Diluted net income prior to cumulative effect of accounting change per common share:
Income available to common shareholders before cumulative effect of accounting change	$82,223	51,615	$1.59

Basic net income per common share:
Net income	$89,612			$97,227			$92,919
Dividends on preferred stock	(7,318)			(7,340)			(6,613)

Income available to common shareholders	82,294	50,221	$1.64	89,887	50,730	$1.77	86,306	51,468	$1.68
Effect of dilutive securities:
Stock options and restricted stock grants	—	906		—	1,017		—	1,526
CODES due 2022	—	—		5	9		9	15
CODES due 2024	59	488		262	3,302		575	4,872

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$82,353	51,615	$1.60	$90,154	55,058	$1.64	$86,890	57,881	$1.50

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculations exclude the effect of securities deemed to be anti-dilutive or representing contingently issuable shares that have not met the conditions required to be considered outstanding for purposes of computing diluted net income per common share. Such securities are as follows:

•

Stock options and restricted stock grants—The following indicates the number of shares of our Common Stock which are available for purchase under stock options and restricted stock grants deemed to be anti-dilutive during the periods indicated:

	For the years ended December 31,
	2006	2005	2004
Stock options	2,179,246	2,752,064	1,632,860
Restricted stock grants	5,650	—	—

•

Convertible preferred stock—Outstanding Series B Preferred Stock was convertible into 3,375,201 shares of our Common Stock at December 31, 2006 and 3,384,343 shares on December 31, 2005. The Series B Preferred Stock was anti-dilutive for all periods presented since the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock was greater than the diluted net income per common share during the period.

•

2005 Long Term Incentive Plan (or “LTIP”)—The shares issuable pursuant to awards under the LTIP for the 2006-2008 performance period are considered contingent shares for purposes of computing net income per share. We have not included any shares for this plan in our computation of net income per share as we have not met the minimum threshold for the issuance of shares at December 31, 2006. See “Note 17 – Employee Benefit Plans” for a further description of these awards.

NOTE 15—INCOME TAXES

Our effective income tax rate was 35.7% during 2006, compared to 37.8% in 2005 and 39.0% in 2004. The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy, tax-exempt investment earnings and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by share-based compensation expense for incentive stock options, individual compensation in excess of Internal Revenue Code (or “IRC”) Section 162(m) limits (disallowed deductions for certain executive compensation in excess of $1.0 million per year), for which we do not recognize a tax benefit for financial statement purposes, and meals and entertainment expenses (50% deduction disallowance).

Valuation Allowance.

Realization of our deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, we evaluate all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions we used in forecasting future taxable income require significant judgment and take into account our recent performance. As a result of these calculations, there is no valuation allowance. Management believes that we will fully realize the total deferred tax assets as of December 31, 2006 based upon our recoverable taxes from prior carryback years and our current level of operating income.

Examination of Tax Returns.

The years 2000 through 2006 remain open for both the IRS and the California Franchise Tax Board (or “FTB”) purposes. Through December 31, 2006, the IRS continued its examination of our 2000-2004 U.S. federal

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate income tax returns. The IRS has not yet begun an examination of our 2005 U.S. federal corporate income tax returns. In addition, certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal and state, income tax loss contingencies at December 31, 2006. However, it is reasonably possible we may also incur additional income tax liabilities related to prior years. We estimate this potential exposure to be approximately $9.3 million. Should our view as to the likelihood of incurring these additional liabilities change, additional income tax expense may be accrued in future periods.

In 2001, the Bank formed CNBIT I as a real estate investment trust subsidiary. Later that year, the Bank and CNBIT I formed CNBIT II as a real estate investment trust subsidiary. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. CNBIT I and CNBIT II were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the IRS requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment or any other written notice regarding the claimed loss deduction. However, the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the tax cost to us would be approximately $10.7 million plus interest estimated at $1.1 million. We believe that the loss deduction was claimed in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings, if necessary. Should the IRS successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Our real estate investment trust subsidiaries paid consent dividends to the Bank under the federal REIT rules in 2001 through December 31, 2006 and the CNBIT I deducted such consent dividends for both federal and California tax purposes. From inception through December 31, 2006, we have recognized a cumulative net tax benefit, net of tax reserves, of $2.3 million on these consent dividends. During 2003, the FTB took the position that consent dividends are not deductible for California franchise and income tax purposes. We filed amended California tax returns in accordance with the position of the FTB for 2001 and 2002 and paid additional taxes and interest of $578,000 and $3.0 million, respectively, to protect our original filing position in those years and all future years. We plan to file additional amended California tax returns for all those affected future years claiming a refund for the cumulative net tax benefit for these consent dividends. We believe that the California tax benefits claimed with respect to the consent dividends were claimed in accordance with relevant California tax law and we intend to vigorously contest the position of the FTB in appropriate proceedings, if necessary. Should we prevail in our position, additional financial statement tax benefit may be recognized in the period in which the issue is resolved. However, if the FTB successfully challenges the validity of our position, incremental taxes would be reported in income tax expense in the period that such a decision is reached, or earlier if we determine that such an outcome is probable and estimable.

The FTB commenced an audit of our 2001 and 2002 tax years in the second quarter of 2005. On April 26, 2006, the FTB issued to us a Notice of Proposed Assessment (or “NPA”) concerning bad debt deductions that we claimed in 2001 under the reserve method. The NPA is a FTB proposal only at this stage, not a final determination, and we have filed a protest. It is subject to further discussion and analysis at the field level and

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative review and adjustments at the appeals levels. If the matter is not resolved satisfactorily at the field level, we intend to pursue all administrative and legal processes available to us. The NPA disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. If the FTB were to be successful in whole in its position in the NPA, we estimate that the net tax cost to us would be approximately $1.4 million, plus $700,000 in interest. In addition to the assessment of additional tax, the NPA asserts that, in the event the FTB is successful in reducing the bad debt deduction claimed by us, it would assert penalties in addition to the amount of tax and interest due with respect to the 2001 tax year. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law and we intend to vigorously contest the position of the FTB in the NPA in appropriate proceedings, if necessary. In addition, even if the FTB were successful in reducing the bad debt deduction claimed by us in 2001, we do not believe we will be subject to additional penalties as asserted by the FTB based on existing California law and the California tax payments made by us under a California amnesty program. Should the FTB successfully challenge the validity of our loss deduction, incremental taxes would be reported in income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Income tax expense was comprised of the following for the years ended December 31, 2006, 2005, and 2004:

	For the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$29,761	$44,006	$51,379
State	8,530	13,641	13,612

Total current	38,291	57,647	64,991

Deferred:
Federal	8,055	1,567	(3,872)
State	3,250	(91)	(1,666)

Total deferred	11,305	1,476	(5,538)

Total income taxes	$49,596	$59,123	$59,453

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant portions of the temporary differences that gave rise to deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$33,208	$40,645
Unrealized losses on securities	14,664	16,212
Other deferred compensation	20,200	17,702
Supplemental Employee Retirement Plan and other deferred compensation	7,029	3,672
Fixed assets	—	7,980
Professional fees	1,248	2,025
State income taxes, net	396	140
Other, net	—	2,476

	76,745	90,852
Valuation allowance	—	—

Total deferred tax assets	76,745	90,852

Deferred tax liabilities:
Amortization of intangible assets	(13,175)	(16,462)
Leasing operations	(6,520)	(15,815)
Prepaid expenses	(2,072)	(2,185)
FHLB dividends	(1,149)	(922)
Fixed assets	(7,763)	—
Other, net	(89)	—

Total deferred tax liabilities	(30,768)	(35,384)

Net deferred tax asset	$45,977	$55,468

Net deferred tax assets as of December 31, 2006 include $7.2 million in deferred tax liabilities assumed in the Lucini/Parish acquisition.

Management believes that we will fully realize the total deferred tax assets as of December 31, 2006 based upon our recoverable taxes from prior carryback years and our current level of operating income.

The components of net deferred tax assets by jurisdiction were as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Federal income taxes	$35,829	$42,331
State income taxes	10,148	13,137

Net deferred tax asset	$45,977	$55,468

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net current tax refunds receivable by jurisdiction were as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Federal income taxes	$38,342	$28,926
State income taxes	24,378	17,486

Net current tax receivable	$62,720	$46,412

A reconciliation from the statutory income tax rate to the consolidated effective income tax rate follows, for the years ended December 31, 2006, 2005 and 2004:

	For the years ended December 31,
	2006	2005	2004
Statutory federal tax rate	35.0%	35.0%	35.0%
California franchise tax expense, net of federal income tax benefit	5.3%	5.6%	5.1%

	40.3%	40.6%	40.1%
Tax exempt income	-1.0%	-0.8%	-1.0%
Nondeductible compensation	0.5%	0.2%	0.4%
Earnings of bank owned life insurance exempt from taxation	-2.1%	-1.7%	-1.6%
Tax credits	-1.0%	-0.8%	-1.0%
Other, net	-1.0%	0.3%	2.1%

Effective income tax rate	35.7%	37.8%	39.0%

NOTE 16—BUSINESS SEGMENTS

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

•

Treasury manages our investment portfolio, wholesale fundings, intersegment borrowings and lending, and day-to-day liquidity position. Treasury’s assets and liabilities include our investment portfolio, federal funds sold, and wholesale fundings.

•	Matsco provides dental and veterinarian financing services nationally.

•

ABD, with offices located in California, Colorado, Nevada, Oregon, and Washington, provides commercial insurance brokerage, employee benefits consulting, and risk management solutions to business clients nationally. ABD also owns a broker-dealer that advises clients on plan design and investment decisions regarding their employee retirement plans.

In addition, we have four smaller operating segments, Greater Bay Capital, Greater Bay SBA Lending, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. The results for these four units are included in the reconciliation between business segment totals and our consolidated total. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. Those administration units include Bank administration and

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations, which is comprised of our core administrative functions, including executive management, accounting, finance, information technology, facilities, human resources, legal, internal audit, credit, and risk management. Bank administration and operations also includes back-office administrative functions related to client services, loan services, international banking, and cash management.

Changes to our Business Segments

Changes to Operating Segments Presented

Effective January 1, 2006, we began to report the results of our community banking administration unit as part of our community banking business segment. That unit was previously included with the results of our bank administration and operating unit.

In our financial statements issued for periods prior to December 31, 2005, the community banking business segment included the results of treasury and bank administration and operations. Effective October 1, 2005, our view of the community banking segment evolved such that we no longer focus on the evaluation of this combined community banking unit, including treasury and administration, but instead evaluate these three units separately. Among the factors that contributed to this change was the hiring of a dedicated President of community banking, whose oversight responsibilities do not extend to the treasury and administration functions. As a result of this change in how we view our business, we have determined that community banking and treasury are separate reportable business segments, and we consider bank administration and operations not to be part of our operating segments, and include their results in other reconciling items.

During 2005, we evaluated the results of our specialty finance division on a consolidated basis. With the continuing growth of Greater Bay Capital, we refocused our evaluation of the results of the specialty finance division at the individual unit level during 2005. As a result of this change, effective October 1, 2005, we determined Matsco to be a separate reportable business segment. Additionally, the remaining specialty finance units, Greater Bay Capital, Greater Bay SBA Group, and Greater Bay Business Funding, also have individually been determined to be operating segments. Because those units are not required to be separately reported, their results are included as part of all other segments.

As of December 31, 2004, we voluntarily reported the results of the Greater Bay Trust Company separately in our segment information. As the Greater Bay Trust Company does not meet the requirements for a reportable business segment during 2006, 2005, or 2004, its results are included in all other segments.

We have restated all prior period segment information to conform to the current composition of reportable segments.

Changes to how our Segment Results are Determined

During 2006, we changed the methodology for calculating the intersegment interest revenue paid by treasury to community banking, which is described further below. We determined that it was not practicable to restate these amounts for prior periods. If we had continued to use the previous transfer pricing method during 2006, community banking’s intersegment interest revenues would have been $111.5 million, and treasury’s intersegment interest charges would have been $50.2 million.

During 2006, we changed the methodology for computing the allowance for loan and lease losses, the reserve for unfunded commitments, and the related provision for credit losses for our business segments. On that date, we began to use the same methodology for our business segments that we use for the consolidated financial statements. Prior periods have been restated to conform to our current methodology.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, we began to attribute derivative income related to warrants to the segments that originated those warrants. Previously such income was attributed to our administration units. Prior periods have been restated to conform to our current methodology.

During 2006, we began to allocate the liability and the related expenses and income for internal intercompany deposit accounts to bank administration and operations. Previously, we allocated those liabilities and the related expenses and income to community banking. Prior periods have been restated to conform to our current methodology.

During 2006, we began to attribute income/losses from tax credit funds to bank administration and operations. Previously, we had allocated such income/loss to community banking. Prior periods have been restated to conform to our current methodology.

During 2005, we changed the methodology for calculating the intersegment interest revenue paid by Matsco, Greater Bay Capital, Greater Bay SBA Group, and Greater Bay Business Funding (or collectively “our other lending segments”) to treasury. We determined that it was not practicable to restate these amounts for prior periods. If we had continued to use the previous transfer pricing method during 2006 and 2005, Matsco’s intersegment interest charges would have been $39.9 million during 2005.

During 2005, we began to assess our lending segments market rental rates for their owned and leased premises. Differences between the contractual rental rates we paid and the assessed market rental rates are attributed to our administrative units. In prior periods, our lending segments paid contractual rates stated in the leases for those premises and incurred depreciation expense for owned premises. We determined that it was not practicable to restate these amounts for prior periods. This change reduced rental expenses for community banking by approximately $1.4 million during 2005. The impact of this change on our other segments was nominal.

Intersegment Revenues and Expenses

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

Intersegment Interest Charges Received and Paid: Community banking and Greater Bay Trust Company are our primary core deposit gathering operating segments and as such earn intersegment interest revenues from treasury on their funds placements. Our other lending segments and community banking fund their loan portfolios with intersegment borrowings from the treasury segment. The following is a summary of net intersegment interest charges received/(paid) for the periods indicated:

	For the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Community banking	$99,103	$97,262	$85,746
Treasury	$(37,815)	$(52,373)	$(48,198)
Matsco	$(36,219)	$(28,250)	$(29,020)
All other segments	$(25,069)	$(16,616)	$(8,484)

While ABD is primarily funded with equity, it occasionally utilizes intersegment borrowings from the holding company. At December 31, 2006, ABD had $4.5 million in borrowings outstanding from the holding company. There were no such borrowings outstanding at December 31, 2005. ABD paid interest to the holding

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company totaling $524,000 during 2006, $434,000 during 2005 and $0 during 2004. ABD also deposits transaction and discretionary cash with community banking. These deposits are eliminated in consolidation.

Other Intersegment Revenues: ABD received insurance commissions and fees from the holding company and the operating segments totaling $675,000 during 2006, $536,000 during 2005, and $719,000 during 2004.

All remaining intersegment revenue is not significant to business segment results.

Intercompany Allocation and the Provision for Income Taxes

We do not allocate expenses related to back-office functions, including costs related to certain centralized loan and deposit service functions, to our operating segments. Those expenses are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $15.7 million during 2006, $16.3 million during 2005, and $16.7 million during 2004. Similarly, we do not allocate the provision for income taxes to our operating segments.

Management does not consider such unallocated general and administrative expenses or the provision for income taxes when evaluating segment results. Therefore, the segments’ profit or loss shown on the accompanying tables excludes unallocated administrative expenses and the provision for income taxes.

Results by Business Segment

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the year ended December 31, 2006
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Interest income	$356,064	$79,961	$71,067	$1,220	$52,837	$561,149	$11,546	$(130,135)	$442,560
Interest expense	100,264	101,867	36,219	631	29,917	268,898	43,419	(130,135)	182,182

Net interest income before provision for (reversal of) credit losses	255,800	(21,906)	34,848	589	22,920	292,251	(31,873)	—	260,378
Provision for / (reversal of) credit losses	(10,880)	(519)	2,337	—	345	(8,717)	—	—	(8,717)

Net interest income after provision for (reversal of) credit losses	266,680	(21,387)	32,511	589	22,575	300,968	(31,873)	—	269,095
Non-interest income	14,678	1,394	3,204	166,629	27,778	213,683	16,303	(7,425)	222,561
Operating expenses	54,362	9	13,278	143,163	29,050	239,862	120,141	(7,425)	352,578

Income/ (loss) before provision for income taxes	$226,996	$(20,002)	$22,437	$24,055	$21,303	$274,789	$(135,711)	$—	$139,078

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31, 2005
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Interest income	$316,816	$76,451	$61,731	$1,256	$39,487	$495,741	$6,951	$(111,909)	$390,783
Interest expense	69,007	81,159	28,250	713	20,592	199,721	35,761	(111,909)	123,573

Net interest income before provision for / (reversal of) credit losses	247,809	(4,708)	33,481	543	18,895	296,020	(28,810)	—	267,210
Provision for / (reversal of) credit losses	(31,771)	1,146	15,745	—	1,611	(13,269)	—	—	(13,269)

Net interest income after provision for / (reversal of) credit losses	279,580	(5,854)	17,736	543	17,284	309,289	(28,810)	—	280,479
Non-interest income	15,283	2,260	3,582	155,257	26,122	202,504	16,714	(7,286)	211,932
Operating expenses	49,693	29	13,426	131,475	27,493	222,116	121,231	(7,286)	336,061

Income/ (loss) before provision for income taxes	$245,170	$(3,623)	$7,892	$24,325	$15,913	$289,677	$(133,327)	$—	$156,350

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the year ended December 31, 2004
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Interest income	$290,461	$86,483	$58,250	$1,212	$31,620	$468,026	$6,636	$(98,163)	$376,499
Interest expense	50,747	71,341	29,021	395	10,398	161,902	27,137	(98,163)	90,876

Net interest income before provision for (reversal of) credit losses	239,714	15,142	29,229	817	21,222	306,124	(20,501)	—	285,623
Provision for / (reversal of) credit losses	5,175	—	(2,395)	—	2,741	5,521	—	—	5,521

Net interest income after provision for (reversal of) credit losses	234,539	15,142	31,624	817	18,481	300,603	(20,501)	—	280,102
Non-interest income	16,443	5,638	4,195	131,227	19,970	177,473	16,581	(7,469)	186,585
Operating expenses	59,445	361	13,204	112,564	20,675	206,249	115,535	(7,469)	314,315

Income / (loss) before provision for income taxes	$191,537	$20,419	$22,615	$19,480	$17,776	$271,827	$(119,455)	—	$152,372

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	As of December 31, 2006
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Total assets	$3,057,767	$1,731,206	$996,419	$361,748	$727,056	$6,874,196	$807,186	$(310,248)	$7,371,134
Deposits	4,230,001	1,002,361	—	—	41,228	5,273,590	196,793	(213,200)	5,257,183
Assets under administration	—	—	—	—	652,153	652,153	—	—	652,153

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2005
	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
	(Dollars in thousands)
Total assets	$3,058,010	$1,698,088	$878,453	$365,384	$636,812	$6,636,747	$829,585	$(345,363)	$7,120,969
Deposits	4,534,527	493,672	—	—	45,808	5,074,007	235,144	(250,612)	5,058,539
Assets under administration	—	—	—	—	633,033	633,033	—	—	633,033

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

NOTE 17—EMPLOYEE BENEFIT PLANS

Share-Based Compensation

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

	Years ended December 31,
	2006		2005		2004
	Stock options	Restricted stock	Stock options	Restricted stock	Stock options	Restricted stock
	(Dollars in thousands)
Share-based compensation expense	$1,507	$2,315	$65	$1,640	$1,226	$579
Income tax benefit	(199)	(961)	(27)	(681)	(509)	(240)

	1,308	1,354	38	959	717	339
Cumulative effect of accounting change, net of tax	—	(130)	—	—	—	—

	$1,308	$1,224	$38	$959	$717	$339

The adoption of SFAS No. 123R as of January 1, 2006 resulted in a cumulative benefit from accounting change that reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted for previously expensed restricted stock grants. Share-based compensation expense for grants issued to our employees is included in compensation and benefits and the expense for grants issued to our directors is included in director fees, within other expenses in our consolidated statements of operations. Share-based compensation expense for stock options during 2005 and 2004, related to the modifications of previously granted stock options. We consider share-based compensation when determining deferral rates for direct costs associated with originating loans. Except for such deferred costs, none of the share-based compensation cost has been capitalized.

The total authorized shares issuable under the Omnibus Plan is 6,000,000 shares and the number of shares available for future grants at December 31, 2006 was 5,807,475 shares. No additional equity awards may be granted under the 1996 Plan. Under the Omnibus Plan, equity awards (including options, restricted shares, performance shares and stock appreciation rights) may be granted to employees, non-employee directors, and consultants. Stock options may be either incentive or nonqualified stock options as defined under current tax laws. The exercise price of stock options must be no less than the closing price of our stock on the date of grant. The term of equity awards (including options, restricted shares, performance shares, and stock appreciation rights) may not exceed seven years for awards granted under the Omnibus Plan and 10 years for awards previously granted under the 1996 Plan.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006 we conducted a self-initiated review of administrative and accounting practices associated with our granting of stock options. At the recommendation of management, the Audit Committee, with the assistance of independent advisors, conducted a comprehensive inquiry of these practices covering the period 1996-2005. The Audit Committee’s review identified no improprieties in our option granting practices. Nevertheless, we have determined that expenses related to historical option granting practices, principally during the period 1996-2000, were understated by $444,000 through December 31, 2005. As described in “Note 2—Adoption of SAB 108,” we adjusted our retained earnings as of January 1, 2006 for the amount of prior unrecorded expenses.

Our restricted stock grant agreements issued under the 1996 Plan contain a provision under which the restrictions lapse upon the retirement of the grantee, defined as termination of service upon the attainment of age 65. As a result, the service period over which we recognize compensation expense for restricted stock grants does not include any portion of the vesting period that occurs after the grantee reaches age 65. If a grantee is 65 years old or older on the date of grant, all of the compensation costs are expensed on the date of grant. Restricted stock granted to employees and directors who have reached retirement age but have not terminated service is considered to be unvested for purposes of determining the weighted average outstanding shares of Common Stock as part of our computation of net income per share as the restrictions on those shares will not lapse until the grantees actually retire or the vesting period has passed. Prior to 2006, we failed to consider these provisions in the determination of share-based compensation for these awards. As described in “Note 2—Adoption of SAB 108,” we adjusted our retained earnings as of January 1, 2006 for the amount of prior unrecorded expenses.

We issue new shares upon the exercise of stock options or the grant of restricted stock. All stock options and restricted stock grants have vesting conditions that include only service conditions; none of the grants contain performance or market vesting conditions. As of December 31, 2006 and for the years ended December 31, 2006 and 2005, all outstanding share-based payment awards were originally granted to employees and directors. All of our share-based payment awards qualify for classification as equity.

The fair values for our share-based compensation plans are estimated using the Black-Scholes option-pricing model. The expected term is based on historical employee stock option exercise behavior, the vesting terms of the respective options and the contractual term of seven years for awards granted under the Omnibus Plan and 10 years for awards previously granted under the 1996 Plan. Expected volatility is based on the daily historical volatility of our stock price over the expected term of the option. The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of Common Stock to the average stock price during the preceding year.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2006	2005	2004
2006 Omnibus Plan:
Expected term (in years)	5.01	n/a	n/a
Expected volatility	36.3%	n/a	n/a
Risk free rate	5.0%	n/a	n/a
Dividend yield	2.4%	n/a	n/a
1996 Plan:
Expected term (in years)	5.87	5.86	5.80
Expected volatility	39.8%	43.3%	42.8%
Risk free rate	4.7%	4.0%	3.3%
Dividend yield	2.4%	2.4%	2.0%
Employee stock purchase plan(1):
Expected term (in years)	n/a	0.25	0.25
Expected volatility	n/a	23.7%	28.9%

(1)	The employee stock purchase plan was terminated effective September 30, 2005.

A summary of our stock options as of and for the year ended December 31, 2006 is presented below:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(Dollars and shares in thousands, except per share amounts)
Outstanding at January 1, 2006	6,115	$23.91
Granted	296	$27.37
Exercised	(785)	$18.34
Forfeited	(112)	$18.15
Expired	(360)	$30.97

Outstanding at December 31, 2006	5,154	$24.59	5.48	$8,981

Exercisable at December 31, 2006	4,216	$25.14	4.97	$5,013

The weighted-average grant-date fair value per option granted was $9.70 during 2006, $9.53 during 2005, and $10.41 during 2004. The total intrinsic value of options exercised was $7.3 million during 2006, $6.9 million during 2005, and $13.2 million during 2004. We realized $2.2 million in tax benefits from the exercise of stock options during the year ended December 31, 2006.

A summary of our unvested restricted stock as of and for the year ended December 31, 2006 is presented below:

	Shares	Weighted-average grant date fair value
	(Dollars and shares in thousands, except per share amounts)
Unvested at January 1, 2006	251	$25.32
Granted	420	$27.33
Vested	(111)	$26.12
Forfeited	(16)	$27.20

Unvested at December 31, 2006	544	$26.65

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $8.1 million of total unrecognized compensation cost related to restricted stock, which we expect to recognize over a weighted-average period of 3.4 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $3.1 million, $786,000, and $405,000, respectively. We also realized $1.3 million in tax benefits from the vesting of restricted stock during 2006.

Acceleration of Certain Stock Options

During 2005, we accelerated the vesting of otherwise unvested “out-of-the-money” stock options previously issued with an exercise price at or above $25.62. Additionally, we accelerated the vesting of “in-the-money” stock options with an exercise price at or above $25.54, which was $0.08 less than the closing price on December 30, 2005. The total number of accelerated options was 1,573,136, representing approximately 24.7% of our outstanding options. Of this amount, 185,700 of the accelerated options were held by directors (excluding the Chief Executive Officer), and 136,900 were held by executive officers (including the Chief Executive Officer). The weighted average exercise price of all accelerated options was $28.22. All other terms and conditions of the accelerated options, including the number of shares subject to the options and exercise prices, remain unchanged. These option accelerations resulted in the following:

•

The unrecognized pre-tax stock-based compensation cost for the “out-of-the-money” options was approximately $8.3 million at the time of the acceleration. This amount is included in the 2005 pro forma stock-based compensation disclosure shown in “Note 1—Summary of Significant Accounting Policies” under the heading “Stock-Based Compensation.”

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

Awards Under the LTIP for the 2006-2008 Performance Period

In 2006, we established award opportunities for certain executives eligible to participate in the LTIP for the 2006-2008 performance period. Payouts for the 2006—2008 LTIP performance period, if any, would be paid in the form of restricted shares of our Common Stock, 50% of which would be fully vested when granted following the completion of the 3-year LTIP performance period. The remaining 50% would vest one year from the date of grant based on the executives’ continued employment in his or her current position (or comparable position).

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

401(k) Plans

We have a 401(k) tax deferred savings plan into which eligible employees may elect to defer a portion of their eligible compensation (up to 50%, but not exceeding IRC dollar limits) as a contribution to the plan. We have adopted three amendments to the plan, effective January 1, 2006, two of which are designed to increase employee participation in the plan. The first change provides for automatic salary deferral into the plan for all eligible new hires at a rate of 2% of eligible compensation. Employees not wishing to participate in salary deferral contributions (or wishing to participate at a different level than 2% of compensation) must make an election to opt out (or to contribute at another level). The second change increases the employer match (which for 2005 was 62.5% of up to 8% of salary deferred) to 75% of the first 4% of salary deferred and 62.5% of the next 4% of salary deferred. The third change revises the definition of eligible compensation to exclude specified employee benefits and bonus compensation other than regular annual bonuses. Matching contributions to the plan are made in cash and vest ratably over the first four years of employment. Our Common Stock is an investment choice under the plan, but our employees are not required to maintain any portion of their plan accounts in our stock.

ABD has its own 401(k) plan under which ABD employees may elect to defer a maximum of 12% of their eligible compensation, not to exceed IRC limitations. ABD matches 50% of employee contributions up to $35,000 per employee per year.

For the years ended December 31, 2006, 2005 and 2004, we contributed $5.0 million, $4.0 million and $3.6 million, respectively, to both of the 401(k) plans combined.

Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers and have adopted a 2005 Supplemental Executive Retirement Plan (or collectively the “SERPs”) to provide supplemental employee retirement benefits. The SERPs are not qualified under IRC Section 401(a) and most of the benefits are unfunded. Under the SERP agreements, we are generally obligated to provide for each such employee who continues in employment for a specified period, or, if earlier, until the employee’s death, total disability or our change in control, a monthly benefit beginning at the employee’s retirement and continuing for the employee’s life in the amount defined or determined in each agreement. In most cases, a related split-dollar life insurance agreement provides a death benefit for the employee’s spouse or other beneficiaries. Most of the SERPs are defined benefit plans. For years ended December 31, 2006, 2005 and 2004, we made contributions of $1.2 million, $1.2 million and $1.7 million, respectively, to secular trusts which fund benefits for certain current and former executive officers under their SERPs.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 15, 2006, we adopted the provisions of SFAS No. 158 that require an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes are reported in other comprehensive income. The following table summarizes the effects of applying the SFAS No. 158:

	As of December 31, 2006
	Balance prior to SFAS No. 158	SFAS No. 158 Adjustments	Balance after SFAS No. 158
	(Dollars in thousands)
Accrued benefit liability	$(50,288)	$—	$(50,288)
Intangible asset	$7,107	$(7,107)	$—
Deferred tax asset	$4,079	$2,950	$7,029
Accumulated other comprehensive loss, net of taxes	$5,750	$4,157	$9,907

SFAS No. 87, “Employers’ Accounting for Pensions” (or “SFAS No. 87”) requires that we recognize a portion of our additional minimum pension liability for the amount by which the accumulated benefit obligation exceeds the fair value of the defined benefit pension plan assets. These additional minimum pension liability adjustments were recorded, net of taxes, resulting in a $648,000 increase in accumulated other comprehensive loss during 2006, a $469,000 decrease during 2005 and $5.6 million increase during 2004. Additional minimum pension liability related to unrecognized prior service costs were recorded by recognizing an intangible asset that totaled $7.1 million during 2006 and $10.3 million during 2005. Upon the adoption of SFAS No. 158, the intangible asset of $4.2 million, net of taxes, was reclassified to other comprehensive income.

The following tables set forth the SERPs’ status at the dates indicated.

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$47,641	$46,490
Service cost	2,036	2,278
Interest cost	2,610	2,419
Amendments	—	—
Actuarial (gain) / loss	1,542	(257)
Benefit paid	(3,542)	(3,289)

Benefit obligation at end of year	$50,287	$47,641

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(50,287)	$(47,641)
Unrecognized net actuarial loss	9,829	8,772
Unrecognized prior service cost	7,107	10,328
Intangible assets	—	—

Accrued benefit cost	$(33,351)	$(28,541)

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$2,036	$2,278
Interest cost on projected benefit obligation	2,610	2,419
Amortization of net obligation at transition	—	—
Amortization of prior service cost	3,221	3,221
Recognized net actuarial loss	485	580

Net periodic pension cost	$8,352	$8,498

Benefit obligation for the SERPs is include in our other liabilities. There were no plan assets for the SERP’s during 2006 or 2005.

The net periodic pension cost was determined using the following assumptions:

	Years ended December 31,
	2006	2005
Discount rate	5.70%	5.40%
Salary increase	3.00%	N/A
Return on assets	N/A	N/A

The benefit obligation was determined using the following assumptions shown below.

	Years ended December 31,
	2006	2005
Discount rate	5.75%	5.70%
Salary increase	3.00%	3.00%
Measurement date	October 31, 2006	October 31, 2005

The discount rate that was used to determine the benefit obligation as of the measurement date was computed by using the zero coupon discount rates from the Citigroup Pension Discount Curve. Average discount rates of 5.75% for 2006 and 5.68% for 2005 were computed that equated the calculated net present value of the benefit payments to the time distribution of expected benefit payments. We have chosen to round the average discount rate to the nearest multiple of 0.05%, which is 5.75% for 2006 and 5.70% for 2005.

The benefits expected to be paid during the next 10 years are as follows:

Projected annual benefit payments
(Dollars in thousands)
2007	$3,685
2008	3,810
2009	4,050
2010	4,305
2011	4,050
2012 - 2016	19,795

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Restoration Plan

Effective February 15, 2005, we adopted an executive restoration plan that provides eligible participants, including executive officers who do not participate in SERPs, with unfunded deferred compensation in the amount of 5% of their compensation in excess of the maximum amount of compensation allowed under IRC 401(a)(17) under our 401(k) plan. This approximates the matching contributions under our 401(k) plan on such excess compensation. These amounts vest ratably over the first four years of employment. Plan earnings are based on the returns of participant elected investments in selected mutual funds. At December 31, 2006 and 2005, $52,000 and $34,000, respectively, of employee contributions under this plan are included in other liabilities in the consolidated balance sheet.

Deferred Compensation Plan

Under the Greater Bay Bancorp 1997 Elective Deferred Compensation Plan (or “the 1997 Plan”), which is an unfunded plan, eligible employees were allowed to defer a portion of their salary, bonus and certain other compensation. Effective December 31, 2003, the 1997 Plan was frozen to all future deferrals of compensation earned after December 31, 2003. All plan participants are fully vested at all times in their account balances in the plan. The plan earned interest calculated based on a long-term interest reference rate. Effective May 1, 2004, the plan was amended to provide earnings based on the returns of participant selected mutual funds. At December 31, 2006 and 2005, $11.6 million and $12.2 million, respectively, of deferred compensation and earnings under this plan are included in other liabilities in the consolidated balance sheet.

Effective July 1, 2004, we adopted the Greater Bay Bancorp 2004 Voluntary Deferred Compensation Plan, which was amended and restated effective January 1, 2005 (or “the 2005 Plan”) to comply with the nonqualified deferred compensation rules of Section 409A of the IRC. The 2005 Plan allows eligible participants to defer a portion of their salary and bonus compensation. This is an unfunded plan. All participants are fully vested at all times in their account balances in the plan. The 2005 Plan earnings are based on the returns of participant directed investments in selected mutual funds. At December 31, 2006 and 2005 $2.0 million and $1.1 million, respectively, of deferred compensation and earnings under this plan is included in other liabilities in the consolidated balance sheet.

Additionally, under deferred compensation plans that were established at the Bank of Petaluma, Coast Commercial Bank, Peninsula Bank of Commerce, and San Jose National Bank prior to our acquisitions of those banks, at December 31, 2006 and 2005, $1.8 million and $1.8 million, respectively, of deferred compensation and earnings under these plans is included in other liabilities in the consolidated balance sheet.

The combined compensation expense for these plans was $2.1 million during 2006 and $1.3 million during 2005.

Change in Control

In the event of a change in control, the SERP agreements may become 100% vested. In addition, outstanding options would immediately become 100% vested and the restrictions on all shares of restricted stock would lapse. We also have plans and agreements in place that would require payments to be made to certain employees whose employment is terminated or otherwise materially diminished upon a change in control. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Plans

We also have plans in place that would require payments to be made to eligible employees whose employment is terminated pursuant to a layoff. These potential liabilities are currently not recognized in the accompanying consolidated financial statements.

NOTE 18—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods and assumptions are set forth below for our financial instruments. Our estimated fair values of financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$170,365	$170,365	$152,153	$152,153
Securities	1,543,097	1,543,412	1,493,584	1,494,492
Loans and leases, net	4,837,816	5,088,253	4,645,810	4,876,088
Derivative instruments	1,554	1,554	278	278
Interest receivable	27,803	27,803	25,162	25,162
Financial liabilities:
Deposits	5,257,183	5,267,898	5,058,539	5,063,585
Borrowings	1,006,766	1,030,944	1,008,113	1,034,690
Derivative instruments	259	259	—	—
Interest payable	17,418	17,418	8,209	8,209

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

Federal Reserve Bank and FHLB stock, which are included in other securities, is classified as a restricted investment security, carried at cost, and evaluated for impairment based on the ultimate recoverability of the par value. For purposes of this presentation, the carrying value of these securities approximates their fair value based upon the redemption provisions of their issuers.

Loans and Leases

Fair values are estimated for portfolios of loans and leases with similar financial characteristics. The fair value is calculated by discounting scheduled cash flows through the estimated maturity using wholesale market discount rates that reflect time distribution of expected cash receipts.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commitments to Extend Credit and Standby Letters of Credit

The carrying value and fair value of loans and leases includes commitments to extend credit and standby letters of credit. The fair value of our commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The majority of our commitments to extend credit carry current market interest rates if converted to loans. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

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

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The financial statements of the holding company (parent company only) are presented below:

PARENT COMPANY ONLY – BALANCE SHEETS

	As of December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$184,653	$225,556
Investment in subsidiaries:
Bank	729,642	723,383
Other	227,893	229,463
Securities	61,942	61,961
Other assets	140,254	157,695

Total assets	$1,344,384	$1,398,058

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debt	180,929	210,311
Other borrowings	299,637	381,908
Other liabilities	24,306	29,828

Total liabilities	504,872	622,047
Shareholders’ equity:
Convertible preferred stock	103,094	103,387
Common Stock	297,853	276,670
Unearned compensation	—	(4,588)
Accumulated other comprehensive loss	(30,328)	(27,683)
Retained earnings	468,893	428,225

Total shareholders’ equity	839,512	776,011

Total liabilities and shareholders’ equity	$1,344,384	$1,398,058

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY ONLY – STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income:
Interest income	$11,506	$7,177	$7,689
Cash dividends from subsidiaries:
The Bank	90,400	41,000	94,183
Other subsidiaries	19,650	19,810	17,710
Non-interest income	2,611	2,418	4,882

Total income	124,167	70,405	124,464

Expenses:
Interest expense	35,135	31,837	25,230
Compensation and benefits	3,789	3,390	53,058
Occupancy and equipment	4,139	4,883	14,473
Other expenses	12,915	13,935	30,955
Less: rentals and fees received from/paid to the Bank	3,250	10,680	(92,605)

Total expense	59,228	64,725	31,111

Income before provision for income taxes, equity in undistributed net income of subsidiaries and cumulative effect of accounting change	64,939	5,680	93,353
Income tax benefit	(15,332)	(17,524)	(3,213)

Income before equity in undistributed net income of subsidiaries and cumulative effect of accounting change	80,271	23,204	96,566
Equity in undistributed net income of subsidiaries	9,336	74,023	(3,647)

Income before cumulative effect of accounting change	89,607	97,227	92,919
Cumulative effect of accounting change, net of tax	(5)	—	—

Net income	$89,612	$97,227	$92,919

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PARENT COMPANY ONLY—STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows–operating activities
Net income	$89,612	$97,227	$92,919
Reconciliation of net income to net cash from operations:
Equity in undistributed net income of subsidiaries	(95,835)	(63,663)	(101,496)
Net change in other assets	10,715	(38,508)	(15,088)
Net change in other liabilities	1,718	(4,233)	11,232

Operating cash flow, net	6,210	(9,177)	(12,433)

Cash flows–investing activities
Purchases of securities	(1,031)	(3,075)	(250,054)
Proceeds from sale and maturities of securities	2,164	44,310	203,805
Dividends from subsidiaries	103,300	54,060	105,143
Capital contribution to the subsidiaries	—	(23,997)	—
Payment for business acquisitions	(9,956)	(17,236)	(17,463)
Other investing activities, net	138	(699)	(3,657)

Investing cash flows, net	94,615	53,363	37,774

Cash flows–financing activities
Long-term borrowings, net	(115,548)	(7,673)	136,381
Proceeds from sale of common stock	15,580	15,172	20,087
Excess tax benefits from stock-based compensation	1,976	—	—
Repurchase of stock	(5,000)	(60,778)	(59,208)
Payment of common stock cash dividends	(31,409)	(30,134)	(28,723)
Payment of convertible preferred stock cash dividends	(7,327)	(7,341)	(6,611)

Financing cash flows, net	(141,728)	(90,754)	61,926

Net increase/(decrease) in cash and cash equivalents	(40,903)	(46,568)	87,267
Cash and cash equivalents at the beginning of the year	225,556	272,124	184,857

Cash and cash equivalents at end of the year	$184,653	$225,556	$272,124

On January 1, 2005, we transferred all of the employees of the holding company to the Bank and assigned those employees to bank administration and operations. The principal impact of this organizational change was to significantly decrease the compensation and benefits, occupancy and equipment and other expenses of the holding company. This organizational change also affected the rentals and fees received by the parent company from the Bank. During 2006 and 2005, the Bank was reimbursed by the holding company for administrative services that employees of the Bank performed on the parent company’s behalf. Prior to the 2005 organizational change, administrative and back-office services were provided by the holding company, which was reimbursed for these services by the Bank.

NOTE 20—RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS 158. We have adopted certain provision of SFAS No. 158, as described in “Note 17 – Employee Benefit Plans.” Additional provisions of require companies to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions.) These additional provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. We are in the process of evaluating the impact that these provisions of SFAS No. 158 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (or “SFAS No. 157”.) SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact that SFAS No. 157 will have on our financial statements.

In September 2006, the FASB ratified the FASB’s Emerging Issues Task Force (or “EITF”) consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF’s consensus on this issue focuses on the accounting for arrangements in which a company has agreed to share a portion of the value of the insurance policy with the employee. These arrangements are referred to as “split-dollar” arrangements. Entities with split-dollar life insurance policies will have to accrue, for years beginning after December 15, 2007 (2008 for calendar year companies), liabilities and associated expense for those insurance benefits under the same rules that apply when such benefits are provided by means other than life insurance. The provisions of the consensus would be applied through a cumulative effect adjustment to retained earnings with the option of retrospective application. We are in the process of determining the impact of this issue on our financial statements.

In September 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF’s consensus on this issue focuses on how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date and whether the determination should be on an individual or group policy basis. Under the contractual terms of bank-owned life insurance arrangements, amounts other than cash surrender value are potentially available to the insurance contract purchaser and certain surrender charges may be avoided if policies are surrendered on a group rather than an individual basis. This would be effective for fiscal years beginning after December 15, 2006 (2007 for calendar year companies). We currently do not believe that the impact of adopting this EITF will have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements. We currently believe that the adoption of FIN 48 as of January 1, 2007 will result in a reduction of retained earnings in the $3.0 million to $5.0 million range.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets” (or “SFAS No. 156”). SFAS No. 156 simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the Amortization Method or Fair Value Method for subsequent measurement. SFAS No. 156 is effective for separately recognized servicing assets

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities acquired or issued after the beginning of the fiscal year that begins after September 15, 2006, with early adoption permitted. We did not elect early adoption of SFAS No. 156 and do not expect the adoption of this statement to have a material impact on our financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (or “SFAS No. 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (or “SFAS No. 140”) to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our results of operation when applied to our financial position as of December 31, 2006. In the future, we may issue new hybrid financial instruments where, as a result of the adoption of SFAS No. 155, we will be required to elect either bifurcation of the embedded derivative or to record changes in the fair value of the entire instrument in current period income. Such an election could introduce additional volatility into future operating results.

NOTE 21—RELATED PARTY TRANSACTIONS

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

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, January 1	$52,036	$53,725	$62,684
Additions	41,330	26,843	8,209
Repayments	(30,134)	(28,532)	(17,168)

Balance, December 31	$63,232	$52,036	$53,725

Undisbursed commitments, at year end	$14,293	$53,572	$45,065

We are a party to three leases for buildings owned in part by directors of the holding company. The ABD headquarters building is indirectly owned in part by two directors of the holding company. We pay a monthly rent of $236,000, subject to annual rent adjustments of 3% under a lease for that building, which expires in December 2010. ABD also has an administrative building that is partially owned by a director of the holding company. This building’s base monthly rent is $86,000. A building occupied by one of our banking offices is indirectly owned in part by a director of the holding company. We pay a monthly rent of $7,000 under a lease for that banking office that expires in September 2008.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—RESTRICTIONS ON SUBSIDIARY TRANSACTIONS

Total dividends that may be declared by the Bank without receiving prior approval from regulatory authorities are limited to the lesser of the Bank’s retained earnings or the net income of the Bank for the latest two whole and current year-to-date calendar years, less dividends paid during that period. There are additional statutory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under all such restrictions, the amount available for payment of dividends to the holding company totaled $80.0 million at December 31, 2006.

The Bank is subject to certain restrictions under the Federal Reserve Act regarding the extension of credit to affiliates. In particular, the Bank is prohibited from lending or otherwise extending credit to the holding company or its affiliates unless the loans are secured by specified types of collateral. Such secured loans and other advances from the Bank are limited, in the aggregate to 20% of the Bank’s capital and surplus, as defined by federal regulations, or a maximum of $174.3 million at December 31, 2006 and $174.8 million at December 31, 2005.

NOTE 23—SUBSEQUENT EVENTS

On February 21, 2007, we announced our intention to file a registration statement with the SEC relating to the public offering of trust preferred securities, with an aggregate principal amount of $100 million.

The offering will be made through a newly formed unconsolidated subsidiary, GBB Capital IX, which will use the proceeds of the offering to purchase subordinated debt issued by the holding company. We intend to use the anticipated proceeds from the sale of subordinated debt to redeem our $103.1 million in outstanding Series B Preferred Stock.

Both the offering and the redemption of the Series B Preferred Stock are subject to approval of the Reserve Bank. The redemption is further subject to the successful completion of the trust preferred securities offering.

On February 26, 2007, we announced that we had elected to redeem the rights associated with our shareholder rights plan. The redemption date for the rights, which currently trade with our Common Stock, will be April 13, 2007 and the payment date will be April 30, 2007. In accordance with the shareholder rights plan, the redemption price will be $0.001 per right.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the periods indicated:

	For the quarters ended
			June 30, 2006		March 31, 2006
	December 31, 2006	September 30, 2006	As originally reported	As restated	As originally reported	As restated
	(Dollars in thousands, except per share data)
Interest income	$116,308	$113,916	$108,321	$108,321	$103,754	$104,015
Interest expense	52,419	50,142	42,487	42,487	37,134	37,134

Net interest income before reversal of provision for credit losses	63,889	63,774	65,834	65,834	66,620	66,881
Reversal of provision for credit losses	(384)	(443)	(1,886)	(1,886)	(6,004)	(6,004)
Non-interest income	51,573	55,452	56,770	56,770	60,033	58,766
Other expenses	87,977	91,081	84,486	82,975	92,114	90,545

Income before provision for income taxes and cumulative effect of accounting change	27,869	28,588	40,004	41,515	40,543	41,106
Provision for income taxes	9,091	10,076	14,886	15,423	14,772	15,006
Cumulative effect of accounting change	—	—	—	—	130	130

Net income	$18,778	$18,512	$25,118	$26,092	$25,901	$26,230

Income per common share prior to cumulative effect of change in accounting principle:
Basic	$0.34	$0.33	$0.46	$0.48	$0.48	$0.49
Diluted	$0.34	$0.33	$0.46	$0.47	$0.46	$0.46
Net income per common share:
Basic	$0.33	$0.32	$0.46	$0.48	$0.48	$0.49
Diluted	$0.33	$0.32	$0.46	$0.47	$0.46	$0.46

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the quarters ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$102,225	$100,710	$96,050	$91,798
Interest expense	34,478	32,714	30,625	25,756

Net interest income before (reversal of) / provision for credit losses	67,747	67,996	65,425	66,042
(Reversal of) / provision for credit losses	(10,491)	(3,352)	2,252	(1,678)
Non-interest income	53,009	54,489	54,241	50,193
Other expenses	86,359	84,624	81,130	83,948

Income before provision for income taxes	44,888	41,213	36,284	33,965
Provision for income taxes	17,433	15,626	13,609	12,455

Net income	$27,455	$25,587	$22,675	$21,510

Net income per common share:
Basic	$0.51	$0.47	$0.41	$0.38
Diluted	$0.48	$0.44	$0.38	$0.34

Restatement of Financial Results for the Quarters Ended June 30, 2006 and March 31, 2006

During the quarters ended June 30, 2006 and March 31, 2006, we identified several errors in our financial statements for periods prior to these reporting dates that we determined were immaterial to the previously affected financial statements. Additionally, we determined that the correction of these errors during the quarters ended June 30, 2006 and March 31, 2006 would not materially misstate the financial position, results of operations, and cash flows for those reporting periods. Accordingly, the correction of those errors was recorded in the quarterly periods in which they were identified.

As described in “Note 2—Adoption of SAB 108,” we adopted the provisions of this standard and recorded a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2006. Accordingly, we reversed the entries recorded during the quarters ended June 30, 2006 and March 31, 2006 that corrected the errors related to periods prior to 2006. As a result of this change, we have restated the financial results for the periods ended June 30, 2006 and March 31, 2006 to reflect the financial position, results of operations and cash flows without the previously reported correcting entries.

GREATER BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See “Note 2—Adoption of SAB 108” for a further description of the nature of the errors identified. The cumulative adjustment recorded to net income as of June 30, 2006 and March 31, 2006, by summary line item, is a follows:

	Cumulative adjustment recorded as of
	June 30, 2006	March 31, 2006
	(Dollars in thousands)
Interest income:
Nonaccrual interest	$—	$261
Non-interest income:
Insurance commissions accruals	—	(369)
Income related to equipment leased to others	—	(314)
Shares received in demutualization	—	(146)
Derivative income on warrants received from clients	—	(438)

Total adjustments to non-interest income	—	(1,267)
Operating expenses:
Compensation expense with regards to retirement age provisions in restricted stock grants	—	1,108
Compensation expense related to historical option granting practices	444	—
Supplemental Employee Retirement Plan accrual	—	373
Bonus accrual	150	—
Fixed asset amortization and estimated lives	1,049	—
Income related to equipment leased to others	—	88
Debt issuance cost capitalization	(132)	—

Total adjustments to operating expenses	1,511	1,569
Total pre-tax adjustments recorded	1,511	563
Net tax benefit related to adjustments shown above	(537)	(234)

Impact of adoption of SAB 108 on net income	$974	$329

As a result of the adoption of SAB 108, as of June 30, 2006, total assets increased by $6.5 million, total liabilities increased by $7.1 million, Common Stock increased by $4.0 million, and retained earnings decreased by $3.5 million. Also, as of March 31, 2006, total assets increased by $6.1 million, total liabilities increased by $7.1 million, Common Stock increased by $4.4 and retained earnings decreased by $3.5 million.

ITEM 9.	CHANGED IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of December 31, 2006 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Management on Internal Control Over Financial Reporting

The Report of Management on Internal Control Over Financial Reporting appears on page 43 under the caption “Financial Statements – Report of Management on Internal Control Over Financial Reporting “ Our independent auditors have issued an audit report on the report of management on internal control over financial reporting which appears on page 44.

ITEM 9B.	OTHER INFORMATION.

No information needs to be reported under this item since all required Form 8-K’s have been filed during the fourth quarter of 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We intend to file a definitive proxy statement for the 2007 Annual Meeting of Shareholders (or “the Proxy Statement”) with the SEC within 120 days of December 31, 2006. Information regarding directors of Greater Bay will appear under the caption “DISCUSSION OF PROPOSALS—Proposal 1: “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information about Greater Bay’s Audit Committee Financial Expert will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—The Committees of the Board—Audit Committee” and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—Section 16(a) Beneficial Ownership Reporting Compliance by Directors and Executive Officers” and “—Executive Officers” in the Proxy Statement and is incorporated herein by reference.

The holding company has adopted a code of ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS—How We Compensate Executive Officers,” “—Compensation Discussion and Analysis,” “—Executive Compensation Tables,” “—How We Compensate Directors,” “—Employment Contracts, Change in Control Arrangements and Termination of Employment,” “—Compensation Committee’s Report on Executive Compensation,” “—and Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table summarizes information as of December 31, 2006 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,959,846	$22.27	5,807,475
Equity compensation plans not approved by security holders	—	—	—

Total	5,959,846	$22.27	5,807,475

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will appear under the caption “INFORMATION ABOUT GREATER BAY BANCORP STOCK OWNERSHIP” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will appear under the captions “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS – Certain Relationships and Related Transactions” and “– Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding fees paid to PricewaterhouseCoopers LLP, our independent registered public accounting firm, will appear under the caption “DISCUSSION OF PROPOSALS – Proposal 2. Ratification of Selection of Independent Public Accounting Firm for 2007 – Principal Auditor Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	1. Financial Statements

The following documents are filed as part of this report:

2.	Financial Statement Schedules

Not applicable.

3.	Exhibits

See Item 15(b) below. Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9(a) – (c), 10.10, 10.11, 10.12 (a) – (b), 10.13, 10.14, 10.15, 10.16, 10.17, 10.18 (a) – (b), 10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 10.29, 10.30, 10.31, 10.32, 10.33, 10.34 constitute managements contracts or compensatory benefit plans.

(b)	Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on pages 118 through 122 for exhibits filed as part of this report.

(c)	Additional Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2007.

GREATER BAY BANCORP

By	/S/ BYRON A. SCORDELIS
Byron A. Scordelis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/S/ BYRON A. SCORDELIS	By:	/S/ ARTHUR K. LUND
	Byron A. Scordelis President and Chief Executive Officer (Principal Executive Officer)		Arthur K. Lund Director

By:	/S/ JAMES S. WESTFALL	By:	/S/ GEORGE M. MARCUS
	James S. Westfall Executive Vice President and Chief Financial Officer (Principal Financial Officer)		George M. Marcus Director

By:	/S/ KAMRAN HUSAIN	By:	/S/ DUNCAN L. MATTESON
	Kamran Husain Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)		Duncan L. Matteson Director

By:	/S/ FREDERICK J. DEGROSZ	By:	/S/ GLEN MCLAUGHLIN
	Frederick J. DeGrosz Director		Glen McLaughlin Director

By:	/S/ JOHN M. GATTO	By:	/S/ LINDA R. MEIER
	John M. Gatto Director		Linda R. Meier Director

By:	/S/ ROBERT B. KAPLAN	By:	/S/ THOMAS E. RANDLETT
	Robert B. Kaplan Director		Thomas E. Randlett Director

By:	/S/ DANIEL G. LIBARLE	By:	/S/ JAMES C. THOMPSON
	Daniel G. Libarle Director		James C. Thompson Director

EXHIBIT INDEX

Exhibit No.	Exhibit

2	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 11, 2002, by and among Greater Bay Bancorp, ABD Insurance and Financial Services, ABD Acquisition Corp. and Alburger Basso deGrosz Insurance Services Inc. (1)

3.1	Restated Articles of Incorporation of Greater Bay Bancorp, as amended, including Statement of Rights, Preferences and Privileges of Series A Preferred Stock (2)

3.2	Bylaws of Greater Bay Bancorp, as amended and restated (3)

3.3	Certificate of Determination of Series A Preferred Stock of Greater Bay Bancorp (filed as Exhibit A to 4.1 hereto)

3.4	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (4)

4.1	Amended and Restated Rights Agent Rights Agreement by and between Greater Bay Bancorp and Wells Fargo Bank, N.A., as Successor to Norwest Bank Minnesota, N. A., dated as of January 31, 2006 (5)

4.2	Certificate of Determination of the Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of the Registrant (See Exhibit 4.1 hereto)

4.3	Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of Series B Preferred Stock of the Registrant (See Exhibit 3.4 hereto)

4.4	Indenture between Greater Bay Bancorp and Wilmington Trust Company, as Debenture Trustee, dated as of August 12, 1998 (GBB Capital II) (6)

4.5	Amended and Restated Trust Agreement of GBB Capital II, among Greater Bay Bancorp, Wilmington Trust Company and the Administrative Trustees named therein dated as of August 12, 1998 (6)

4.6	Common Securities Guarantee Agreement of Greater Bay Bancorp, dated as of August 12, 1998 (GBB Capital II) (6)

4.7	Series B Capital Securities Guarantee Agreement of Greater Bay Bancorp and Wilmington Trust Company dated as of November 27, 1998 (GBB Capital II) (7)

4.8	Amended and Restated Declaration of Trust of GBB Capital III, dated as of March 23, 2000 (8)

4.9	Indenture, dated as of March 23, 2000, between Greater Bay Bancorp and The Bank of New York, as Trustee (GBB Capital III) (8)

4.10	Guarantee Agreement, dated as of March 23, 2000, by and between Greater Bay Bancorp and The Bank of New York, as Trustee (GBB Capital III) (8)

4.11	Amended and Restated Declaration of Trust of GBB Capital IV, dated as of May 19, 2000 (9)

4.12	Indenture, dated as of May 19, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (9)

4.13	Common Securities Guarantee Agreement, dated as of May 19, 2000 between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (9)

4.14	Capital Securities Guarantee Agreement, dated as of November 20, 2000, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital IV) (10)

4.15	Amended and Restated Declaration of Trust of GBB Capital VI dated July 16, 2001 (11)

Exhibit No.	Exhibit

4.16	Indenture, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (GBB Capital VI) (11)

4.17	Guarantee Agreement, dated as of July 16, 2001, between Greater Bay Bancorp and The Bank of New York, as trustee (GBB Capital VI) (11)

4.18	Amended and Restated Declaration of Trust of GBB Capital VII, dated as of April 10, 2002 (12)

4.19	Indenture, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company as Trustee (GBB Capital VII) (12)

4.20	Guarantee Agreement, dated as of April 10, 2002, between Greater Bay Bancorp and Wilmington Trust Company, as Guarantee Trustee (GBB Capital VII) (12)

4.21	Indenture dated June 14, 2006, between Greater Bay Bancorp and Wilmington Trust Company, as Trustee (GBB Capital VIII) (20)

4.22	Amended and Restated Declaration of Trust dated June 14, 2006, by and among the Company, as depositor, Wilmington Trust Company as Property and Delaware Trustee and the Administrators named therein (GBB Capital VIII) (20)

4.23	Guarantee Agreement dated June 14, 2006, between Greater Bay Bancorp and Wilmington Trust Company (GBB Capital VIII) (20)

4.24	Form of Junior Subordinated Note (GBB Capital VIII) (20)

4.25	Form of Preferred Securities Certificate (GBB Capital VIII) (20)

4.26	Form of Common Securities Certificate (GBB Capital VIII) (20)

4.27	Indenture dated as of March 24, 2003 between Greater Bay Bancorp and Wilmington Trust Company, as trustee (Senior Note Indenture) (13)

4.28(a)	Officers’ Certificate dated March 24, 2003 pursuant to Section 3.01 of the Senior Note Indenture setting forth the terms of the 5.25% Senior Notes, Series B, due March 31, 2008 (13)

4.28(b)	Officer’s Certificate dated April 15, 2005 pursuant to Sections 1.02 and 3.01 of the Senior Note Indenture setting forth the terms of the 5.125% Senior Notes, Series D, due April 11, 2010 (14)

4.29	Form of Global Note relating to the 5.25% Senior Notes, Series B, due March 31, 2008 (13)

4.30	Form of Global Note relating to the 5.125% Senior Notes, Series D, due April 15, 2010 (16)

10.1	Director Supplemental Compensation Agreement between Arthur K. Lund and San Jose National Bank and Endorsement Method Split Dollar Plan Agreement, dated May 31, 2000 (17)

10.2	Employment Agreement with Byron Scordelis, dated December 1, 2003, effective as of January 1, 2004 (17)(18)

10.3	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Byron Scordelis and Split Dollar Life Insurance Agreement (17)(19)

10.4	Amended and Restated Employment Agreement, dated March 13, 2006, by and among Greater Bay Bancorp, ABD Insurance and Financial Services and Frederick J. de Grosz (17)(29)

10.5	Greater Bay Bancorp Change in Control Pay Plan I, as amended and restated effective January 1, 2005 (5)

10.6	Greater Bay Bancorp Change in Control Pay Plan II, as amended and restated effective January 1, 2005 (5)(17)

10.7	Greater Bay Bancorp Severance Plan I, as amended and restated effective January 1, 2005 (5)

Exhibit No.	Exhibit

10.8	Greater Bay Bancorp Severance Plan II, as amended and restated effective January 1, 2005 (5)(17)

10.9(a)	Greater Bay Bancorp 1997 Elective Deferred Compensation Plan, as amended (10)(17)

10.9(b)	Amendment 2003A to Deferred Compensation Plan, dated as of July 21, 2003 (17)(18)

10.9(c)	Amendment 2003B to Deferred Compensation Plan, dated as of November 17, 2003 (17)(18)

10.10	Greater Bay Bancorp 1996 Stock Option Plan, as amended as of December 19, 2006 (17)

10.11	Form of Indemnification Agreement between Greater Bay Bancorp and directors and executive officers (22)

10.12(a)	3-Year Revolving Credit Agreement, dated as of March 14, 2005, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association and the Initial Lenders. (23)

10.12(b)	Amendment No. 1 to Credit Agreement, dated as of August 29, 2005, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association, as Agent, and the other lenders thereto. (24)

10.13	Employee Supplemental Compensation Benefits Agreement, dated as of January 1, 2003, between Greater Bay Bancorp and Kenneth Shannon (17)(18)

10.14	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Peggy Hiraoka and Split Dollar Life Insurance Agreement (17)(19)

10.15	Employee Supplemental Compensation Benefits Agreement, dated as of September 20, 2004, by and between the Registrant, Linda M. Iannone and Split Dollar Life Insurance Agreement (17)(19)

10.16	Form of Stock Option Agreement (17)(21)

10.17	Form of Key Officer Stock Option Agreement (17)(21)

10.18(a)	Form of Restricted Stock Award Agreement (17)(21)

10.18(b)	Amendment to Restricted Stock Award Agreement (17) (30)

10.19	Form of Director Nonstatutory Stock Option Agreement (17)(25)

10.20	2005 Executive Restoration Plan (25)

10.21	2005 Voluntary Deferred Compensation Plan (17)(25)

10.22	2005 Supplemental Executive Retirement Plan, as amended (17)(21)

10.23	Greater Bay Bancorp 2005 Long Term Incentive Plan (17)(26)

10.24	Greater Bay Bancorp 2005 Executive Incentive Plan (17)(26)

10.25	Summary Director Annual Fee Schedule (17)(26)

10.26	Employee Supplemental Executive Retirement Plan Agreement, dated as of June 21, 2005, by and between Greater Bay Bancorp and James S. Westfall (17)(27)

10.27	Split Dollar Life Insurance Agreement, dated as of June 21, 2005, by and between Greater Bay Bancorp and James S. Westfall (17)(27)

10.28	Form of Amendment to Stock Option Agreements re acceleration of options (17)(28)

10.29	Greater Bay Bancorp Omnibus Equity Incentive Plan, as amended December 19, 2006 (17)

10.30	Greater Bay Bancorp Omnibus Equity Incentive Plan Director Restricted Stock Award Agreement (Amended and Restated) (17)(32)

10.31	Greater Bay Bancorp Omnibus Equity Incentive Plan Directors’ Option Award Agreement (17)(31)

Exhibit No.	Exhibit

10.32	Greater Bay Bancorp Omnibus Equity Incentive Plan Option Award Agreement (17)(31)

10.33	Greater Bay Bancorp Omnibus Equity Incentive Plan Performance Shares Award Agreement (17)(31)

10.34	Greater Bay Bancorp Omnibus Equity Incentive Plan Restricted Award Agreement (17)(31)

12	Statement re Computation of Ratios of Earnings to Fixed Charges

14	Code of Conduct and Ethics (15)

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Forms 8-K, 10-Q and 10-K identified in the exhibit index have SEC file number 000-25034
1.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on March 14, 2002
2.	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2004.
3.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on August 9, 2006.
4.	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on April 23, 2002.
5.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 6, 2006.
6.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on August 28, 1998.
7.	Incorporated herein by reference from our 1998 Annual Report on Form 10-K filed with the SEC on February 17, 1999.
8.	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2000.
9.	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 1, 2000.
10.	Incorporated herein by reference from our 2000 Annual Report on Form 10-K filed with the SEC on February 1, 2001.
11.	Incorporated herein by reference from our Registration Statement on Form S-3 (File Nos. 333-65772 and 333-65772-01) filed with the SEC on July 25, 2001.
12.	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2002.
13.	Incorporated herein by reference from our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003.
14.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on April 15, 2005.
15.	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 3, 2004.
16.	Incorporated herein by reference from our Registration Statement on Form S-4, File No. 333-126913 filed with the SEC on July 27, 2005.

17.	Represents executive compensation plans and arrangements of Greater Bay Bancorp.
18.	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 3, 2004.
19.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 24, 2004.
20.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 19, 2006.
21.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 30, 2005.
22.	Incorporated herein by reference from our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
23.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on March 17, 2005.
24.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on September 1, 2005.
25.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on February 18, 2005.
26.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 6, 2005.
27.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 23, 2005.
28.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on December 2, 2005.
29.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on March 17, 2006.
30.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 26, 2006.
31.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on June 23, 2006.
32.	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on July 14, 2006.