Form 10-Q
period 2007-03-31
GREATER BAY BANCORP
filed 2007-05-10
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007

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

Outstanding shares of Common Stock, no par value, as of April 30, 2007: 51,115,321

Greater Bay Bancorp

Quarterly Report on Form 10-Q

i

Greater Bay Bancorp

Quarterly Report on Form 10-Q

INDEX (continued)

ii

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Item 1. Financial Information

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share amounts)	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$300,083	$170,365
Securities:
Securities available-for-sale, at fair value	958,152	1,049,160
Securities held-to-maturity, at amortized cost (fair value: $437,000 and $ 446,140)	435,563	445,825
Securities trading, at fair value	1,382	1,351
Other securities	40,595	46,761

Total securities	1,435,692	1,543,097
Loans, net of deferred fees and costs	4,905,837	4,905,841
Allowance for loan and lease losses	(65,950)	(68,025)

Total loans and leases, net	4,839,887	4,837,816
Property, premises and equipment, net	81,213	86,263
Goodwill	246,016	246,016
Other intangible assets	43,069	42,978
Other assets	436,368	444,599

Total assets	$7,382,328	$7,371,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,308,937	$5,257,183
Borrowings	972,599	1,006,766
Other liabilities	237,061	254,812

Total liabilities	6,518,597	6,518,761

Minority interest: Preferred stock of real estate investment trust subsidiaries	12,902	12,861

Commitments and contingencies (Note 6)
SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized:
Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated; 2,020,579 and 2,021,079 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	103,069	103,094
Common Stock, no par value: 160,000,000 shares authorized; 51,043,539 and 50,937,731 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	304,158	297,853
Accumulated other comprehensive loss	(25,914)	(30,328)
Retained earnings	469,516	468,893

Total shareholders’ equity	850,829	839,512

Total liabilities and total shareholders’ equity	$7,382,328	$7,371,134

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
		(Restated)
INTEREST INCOME
Loans and leases	$94,910	$87,220
Securities:
Taxable	16,588	15,622
Tax - exempt	1,082	1,006

Total interest on securities	17,670	16,628
Other interest income	899	167

Interest income	113,479	104,015

INTEREST EXPENSE
Deposits	38,763	23,761
Long-term borrowings	10,320	10,390
Short-term borrowings	4,489	2,983

Interest expense	53,572	37,134

Net interest income	59,907	66,881
Reversal of provision for credit losses	(1,073)	(6,004)

Net interest income after reversal of provision for credit losses	60,980	72,885

NON-INTEREST INCOME
Insurance commissions and fees	43,898	44,600
Rental revenue on operating leases	4,322	4,950
Service charges and other fees	2,196	2,540
Loan and international banking fees	2,047	1,795
Income on bank owned life insurance	1,726	1,911
Trust fees	1,054	1,055
Other income	3,221	1,915

Total non-interest income	58,464	58,766

OPERATING EXPENSES
Compensation and benefits	58,762	57,556
Occupancy	8,143	8,369
Legal costs and other professional fees	4,123	3,753
Depreciation - equipment leased to others	3,393	4,003
Equipment	2,608	2,953
Marketing	2,231	2,723
Telephone, postage and supplies	1,817	2,105
Amortization of intangibles	1,462	1,640
Data processing	1,800	1,158
Other expenses	6,319	6,285

Total operating expenses	90,658	90,545

Income before provision for income taxes and cumulative effect of accounting change	28,786	41,106
Provision for income taxes	11,027	15,006

Income before cumulative effect of accounting change	17,759	26,100
Cumulative effect of accounting change, net of tax	—	130

Net income	$17,759	$26,230

Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.32	$0.49
Cumulative effect of change in accounting principle	—	—

	$0.32	$0.49

Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.31	$0.46
Cumulative effect of change in accounting principle	—	—

	$0.31	$0.46

Cash dividend declared per share of Common Stock	$0.1600	$0.1575

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2007	2006
		(Restated)
Net income	$17,759	$26,230

Other comprehensive income / (loss):
Unrealized net gain / (losses) on securities:
Unrealized net holding gains / (losses) (net of taxes arising during the period of $2.9 million, and $(4.0) million for the three months ended March 31, 2007 and 2006, respectively)	3,613	(5,555)
Less: Reclassification adjustment for net gains and applicable amortization included in net income, net of taxes	245	(97)

Net change	3,858	(5,652)
Additional minimum pension liability adjustments:
Amortization of prior service costs (net of taxes of $394,000 and $0 for the three months ended March 31, 2007 and 2006, respectively)	471	—
Less: Reclassification adjustment for net losses included in net income, net of taxes	85	—

Net change	556	—

Other comprehensive income / (loss)	4,414	(5,652)

Comprehensive income	$22,173	$20,578

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock			Accumulated		Preferred Stock
For the three month ended March 31, 2007 and 2006 (Dollars in thousands, except per share amounts)	Shares	Amount	Unearned compensation	other comprehensive income / (loss)	Retained earnings	Shares	Amount	Total shareholders’ equity
Balance, December 31, 2006	50,937,731	$297,853	$—	$(30,328)	$468,893	2,021,079	$103,094	$839,512
Net income	—	—	—	—	17,759	—	—	17,759
Cumulative effect of accounting change - adoption of FIN 48	—	—	—	—	(4,542)	—	—	(4,542)
Other comprehensive income, net of taxes	—	—	—	4,414	—	—	—	4,414
Conversion of convertible preferred stock	835	25	—	—	—	(500)	(25)	—
Share-based compensation on stock options and restricted stock	—	2,897	—	—	—	—	—	2,897
Stock options exercised	171,926	3,316	—	—	—	—	—	3,316
Tax benefit on stock options exercised	—	449	—	—	—	—	—	449
Restricted stock grants	40,914	—	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	10,722	282	—	—	—	—	—	282
Stock repurchased	(118,589)	(664)	—	—	(2,527)	—	—	(3,191)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(1,831)	—	—	(1,831)
Cash dividend declared of $0.1600 per share of Common Stock	—	—	—	—	(8,236)	—	—	(8,236)

Balance, March 31, 2007	51,043,539	$304,158	$—	$(25,914)	$469,516	2,020,579	$103,069	$850,829

Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	2,020,579	$103,387	$776,011
Income before cumulative effect of accounting change	—	—	—	—	26,100	—	—	26,100
Cumulative effect of accounting change - adoption of SFAS 123R	—	(4,812)	4,588	—	130	—	—	(94)

Net income					26,230	—
Cumulative effect of accounting change - adoption of SAB 108	—	5,589	—	—	(5,878)	—	—	(289)
Other comprehensive income, net of taxes				(5,652)				(5,652)
7.25% convertible preferred stock issued in purchase accounting transaction - valuation adjustment	—	—	—	—	—	(5,421)	(290)	(290)
Share-based compensation on stock options and restricted stock	—	864	—	—	—	—	—	864
Stock options exercised	287,410	4,703	—	—	—	—	—	4,703
Tax benefit on stock options exercised	—	571	—	—	—	—	—	571
Restricted stock grants	84,063	—	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	10,810	282	—	—	—	—	—	282
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(1,832)	—	—	(1,832)
Cash dividend declared of $0.1575 per share of Common Stock	—	—	—	—	(7,860)	—	—	(7,860)

Balance, March 31, 2006	50,288,341	$283,867	$—	$(33,335)	$438,885	2,015,158	$103,097	$792,514

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2007	2006
		(Restated)
Cash flows - operating activities
Net income	$17,759	$26,230
Reconcilement of net income to operating cash flows, net
Reversal of provision for credit losses	(1,073)	(6,004)
Depreciation and amortization	5,814	6,427
Amortization of intangible assets	1,462	1,736
Accretion of discount on borrowings	217	(231)
Deferred income taxes, net of effect of adoption of FIN 48	9,376	(494)
Share-based compenstion, net of cumulative effect of adoption of SFAS No. 123R	2,897	640
Tax benefit on the exercise of share-based awards	455	571
Excess tax benefit on the exercise of share-based awards	(391)	(200)
Gains on securities and other investments, net	(2,253)	(793)
Gain on of disposal of property, premises and equipment	(679)	(375)
Income on bank owned life insurance policies	(1,726)	(1,911)
Donation of appreciated securities and other assets to the Greater Bay Bancorp Foundation	227	246
Changes in assets and liabilities:
Insurance premiums receivable	256	812
Accrued interest receivable	3,706	1,749
Other assets	(9,821)	7,978
Accrued interest payable	42	1,277
Other liabilities	(14,597)	(30,015)

Operating cash flows, net	11,671	7,643

Cash flows - investing activities
Maturities and partial paydowns on securities:
Held-to-maturity	10,720	24,170
Available-for-sale	28,278	32,048
Other securities and other investments	1,857	359
Purchase of securities:
Held-to-maturity	(246)	(18,154)
Available-for-sale	—	(22,500)
Other securities and other investments	(269)	(847)
Proceeds from sale of securities:
Available-for-sale	68,576	—
Other securities and other investments	6,771	—
Loans originated and purchased net of principal collections	(550)	(1,553)
Payment for business combinations	(4,916)	(3,911)
Purchase of property, premises and equipment	(1,586)	(1,903)
Proceeds from disposal of property, premises and equipment	1,380	958

Investing cash flows, net	110,015	8,667

(Continued on next page)

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2007	2006
		(Restated)
Cash flows - financing activities
Net change in deposits	51,754	50,222
Net change in short-term borrowings with original maturities of three months or less	(84,000)	(85,000)
Proceeds from other short-term borrowings	25,000	40,000
Principal repayment - other short-term borrowings	(4)	—
Proceeds from long-term borrowings	25,000	80,000
Principal repayment - long-term borrowings	(227)	(218)
Repurchase and repayment of CODES	—	(81,672)
Proceeds from exercise of stock options	3,316	4,703
Excess tax benefit on the exercise of share-based awards	391	200
Proceeds from sale of Common Stock	282	282
Repurchase of Common Stock	(3,191)	—
Cash dividends on Common Stock	(8,002)	(7,489)
Cash dividends on convertible preferred stock	(1,831)	(1,832)
Dividends paid on preferred stock of real estate investment trusts	(456)	(456)

Financing cash flows, net	8,032	(1,260)

Net change in cash and cash equivalents	129,718	15,050
Cash and cash equivalents at beginning of period	170,365	152,153

Cash and cash equivalents at end of period	$300,083	$167,203

Cash flows - supplemental disclosures
Cash paid during the period for:
Interest	$53,986	$36,313

Income taxes	$304	$1,542

Non-cash transactions:
Conversion of convertible preferred stock	$25	$—

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Greater Bay Bancorp (or “we”, “us” or “our” on a consolidated basis and “the holding company” on a parent only basis) is a financial holding company incorporated in California and headquartered in East Palo Alto, California. We have one bank subsidiary, Greater Bay Bank, National Association (or “the Bank”), and one commercial insurance brokerage subsidiary, ABD Insurance and Financial Services (or “ABD”).

On May 4, 2007, we announced that we had signed a definitive merger agreement with Wells Fargo & Company pursuant to which each outstanding share of our Common Stock will be exchanged for Wells Fargo & Company common stock. Consummation of the merger is subject to shareholder and regulatory approvals and other customary closing conditions.

The Consolidated Balance Sheet as of March 31, 2007, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows, and Shareholders’ Equity for the three months ended March 31, 2007 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2007.

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

Variable interest entities, as defined in the Financial Accounting Standards Board (or “FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, are required to be consolidated by a company if that company is the primary beneficiary of that entity. We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest. The following describes our investments in various unconsolidated variable interest entities for which we are not the primary beneficiary and therefore do not meet the requirements for consolidation:

•

We have investments in other equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in Community Reinvestment Act (or “CRA”) qualified assets totaling $29.4 million at March 31, 2007 and $30.0 million at December 31, 2006. See “Other Equity Investments” below for a description of these investments.

•

We have investments in Trusts, totaling $5.4 million at both March 31, 2007 and December 31, 2006, that have issued Trust Preferred Securities. See “Note 8 – Borrowings” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for a description of these investments.

Our results of operations reflect our 2006 adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (or “SAB 108”). In accordance with the adoption of SAB 108, we adjusted our opening retained earnings as of January 1, 2006 along with our consolidated statements of operations, comprehensive income and cash flows for the quarter ended March 31, 2006 to reflect certain changes in accounting. As a result of these adjustments, net income for the three months ended March 31, 2006 increased from $25.9 million, as originally reported to $26.2 million, as adjusted. For additional information on our adoption of SAB 108 see “Note 2 – Adoption of SAB 108” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

During the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”), as described in “Note 9 - Income Taxes”.

Nature of Operations

We provide a wide range of financial services, including commercial and consumer loan and depository services, and other traditional banking services through the Bank’s office network. In addition, we offer specialty finance products, including

Greater Bay Bancorp

Quarterly Report on Form 10-Q

asset-based lending, accounts receivable factoring, loans to small businesses on which the U.S. Small Business Administration (or “SBA”) generally provides guarantees, capital lease equipment financing, and loans and lease products tailored to the dental and veterinary health professions.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, interest-earning deposits in other banks, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal funds are sold for one-day periods. The Bank is required by the Board of Governors of the Federal Reserve System (or “Federal Reserve”) to maintain non-interest-earning cash reserves against certain deposit accounts. The required reserves totaled $5.0 million at both March 31, 2007 and December 31, 2006.

Cash and cash-equivalents include interest-earning deposits in other banks of $8.2 million at March 31, 2007 and $9.8 million at December 31, 2006. We also had $161.0 million in interest-bearing overnight Fed Funds sold at March 31, 2007. There were no other interest-earning assets included in cash and cash-equivalents at December 31, 2006.

Other Equity Investments

We have other equity investments, including investments in low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in CRA qualified assets. Unfunded commitments for low income housing tax credit partnerships are included in the carrying value of those investments. Unfunded commitments for venture capital funds and CRA related investments are not recorded. The carrying value, recorded in other assets, and additional unfunded commitments for these investments is as follows:

	Carrying value		Additional unfunded commitments
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Low income housing tax credit partnerships	$9,585	$10,247	$708	$708
Venture capital funds	11,425	10,398	2,434	2,669
CRA related investments	8,429	9,359	4,660	4,841

	$29,439	$30,004	$7,802	$8,218

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Accumulated Other Comprehensive Loss

We classify items of other comprehensive income or loss by their nature in the consolidated financial statements and display the accumulated other comprehensive loss separately from retained earnings in the equity section of the balance sheet. The changes to the balances of accumulated other comprehensive loss (net of taxes) were as follows for the periods indicated.

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance - December 31, 2006	$(20,421)	$(9,907)	$(30,328)
Other comprehensive income	3,858	556	4,414

Balance - March 31, 2007	$(16,563)	$(9,351)	$(25,914)

Balance - December 31, 2005	$(22,583)	$(5,100)	$(27,683)
Other comprehensive loss	(5,652)	—	(5,652)

Balance - March 31, 2006	$(28,235)	$(5,100)	$(33,335)

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 2—Securities

The amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity is summarized below:

	As of March 31, 2007
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$82,711	$—	$(2,058)	$80,653
Mortgage and mortgage related securities	757,727	228	(22,342)	735,613
Corporate debt securities	142,241	29	(830)	141,440
Marketable equity securities	112	334	—	446

Total securities available-for-sale	$982,791	$591	$(25,230)	$958,152

Securities held-to-maturity:
U.S. treasury obligations	$17,439	$9	$—	$17,448
Governmental sponsored entity notes	240,069	1,031	(1,281)	239,819
Tax-exempt securities	91,160	1,708	(210)	92,658
Taxable municipal securities	671	—	(18)	653
Corporate debt securities	86,224	781	(583)	86,422

Total securities held-to-maturity	$435,563	$3,529	$(2,092)	$437,000

	As of December 31, 2006
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$82,711	$—	$(2,460)	$80,251
Mortgage and mortgage related securities	786,268	185	(28,143)	758,310
Corporate debt securities	210,827	125	(977)	209,975
Marketable equity securities	289	342	(7)	624

Total securities available-for-sale	$1,080,095	$652	$(31,587)	$1,049,160

Securities held-to-maturity:
U.S. treasury obligations	$17,228	$13	$—	$17,241
Governmental sponsored entity notes	243,840	653	(2,032)	242,461
Tax-exempt securities	92,635	1,904	(191)	94,348
Taxable municipal securities	672	—	(25)	647
Corporate debt securities	91,450	727	(734)	91,443

Total securities held-to-maturity	$445,825	$3,297	$(2,982)	$446,140

Marketable equity securities are comprised of shares of public companies that were received either as distributions from our investments in venture capital funds, through the exercise of warrants received from clients, or in settlement of loans. These securities are classified as either available-for-sale or trading and are carried at their readily determinable fair values.

Marketable equity securities classified as trading securities have a fair value of $1.4 million and $1.4 million with an amortized cost of $2.9 million and $2.8 million at March 31, 2007 and December 31, 2006, respectively.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Other securities are summarized below at the dates indicated and include investments in Federal Reserve Bank of San Francisco and Federal Home Loan Bank (or “FHLB”) stock, and other equity securities that do not have readily determinable fair values:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Federal Reserve Bank and FHLB stock, at historical cost	$40,013	$46,236
Other equity securities, at historical cost	582	525

Total other securities	$40,595	$46,761

Any security for which the current fair value is less than the carrying value is considered impaired. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of March 31, 2007 and December 31, 2006.

	As of March 31, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Governmental sponsored entity notes	$24,351	$(649)	$56,302	$(1,409)	$80,653	$(2,058)
Mortgage and mortgage related securities	7,860	(56)	699,405	(22,286)	707,265	(22,342)
Corporate debt securities	76,437	(94)	34,987	(736)	111,424	(830)

Total available-for-sale securities	108,648	(799)	790,694	(24,431)	899,342	(25,230)
Held-to-maturity securities:
Governmental sponsored entity notes	5,342	(7)	174,749	(1,274)	180,091	(1,281)
Tax-exempt securities	8,747	(36)	14,499	(174)	23,246	(210)
Taxable municipal securities	—	—	653	(18)	653	(18)
Corporate debt securities	—	—	49,551	(583)	49,551	(583)

Total held-to-maturity securities	14,089	(43)	239,452	(2,049)	253,541	(2,092)

Total temporarily impaired securities	$122,737	$(842)	$1,030,146	$(26,480)	$1,152,883	$(27,322)

	As of December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Governmental sponsored entity notes	$24,288	$(712)	$55,962	$(1,748)	$80,250	$(2,460)
Mortgage and mortgage related securities	19,525	(70)	723,721	(28,073)	743,246	(28,143)
Corporate debt securities	101,262	(228)	22,325	(749)	123,587	(977)
Marketable equity securities	—	—	—	(7)	—	(7)

Total available-for-sale securities	145,075	(1,010)	802,008	(30,577)	947,083	(31,587)
Held-to-maturity securities:
U.S. treasury obligations	—	—	—	—	—	—
Governmental sponsored entity notes	14,892	(72)	177,918	(1,960)	192,810	(2,032)
Tax-exempt securities	10,604	(36)	11,508	(155)	22,112	(191)
Taxable municipal securities	—	—	646	(25)	646	(25)
Corporate debt securities	7,063	(25)	44,443	(709)	51,506	(734)

Total held-to-maturity securities	32,559	(133)	234,515	(2,849)	267,074	(2,982)

Total temporarily impaired securities	$177,634	$(1,143)	$1,036,523	$(33,426)	$1,214,157	$(34,569)

Management does not believe any individual unrealized loss represents an other-than-temporary impairment at March 31, 2007 or December 31, 2006. Unrealized losses are primarily attributable to changes in market interest rates, changes in implied interest rate volatility, and changes in the expected time distribution of interest and principal receipts. Factors considered in evaluating the securities included whether the securities were backed by U.S. government-sponsored agencies

Greater Bay Bancorp

Quarterly Report on Form 10-Q

and credit quality concerns surrounding the recovery of the full principal and interest balances. We have both the intent and the ability to hold the securities represented in the previous tables for the time necessary to recover the unrealized loss.

Note 3—Loans and Leases, Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments and Nonperforming Assets

The following table presents our loan portfolio composition as of the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Commercial	$2,036,811	$1,996,673
Leases	262,551	248,876
Term real estate - commercial	1,468,160	1,403,631

Total commercial	3,767,522	3,649,180
Real estate construction and land	649,009	729,871
Residential mortgage	274,329	279,615
Real estate other	146,697	173,271
Consumer and other	62,026	68,698

Total loans and leases, gross	4,899,583	4,900,635
Deferred costs and fees, net	6,254	5,206

Total loans and leases, net of deferred costs and fees	4,905,837	4,905,841
Allowance for loan and lease losses	(65,950)	(68,025)

Total loans and leases, net	$4,839,887	$4,837,816

During the three months ended March 31, 2007 and the year ended December 31, 2006, we originated lease contracts with an original equipment cost of $12.1 million and $47.6 million, respectively, whose residual value is partially insured, and as a result are classified as direct financing leases.

Concentration of Credit Risk

Our loan portfolio is concentrated in commercial and real estate lending, with the remainder in finance leases and consumer loans. As our lending operations are concentrated in the San Francisco Bay Area that is dependent on the technology and real estate industries and supporting service companies, a downturn in these sectors could adversely impact our borrowers. This could, in turn, adversely impact the borrowers’ ability to repay their loans and reduce the demand for new loans. Multi-family residential loans are generally originated at 80% or less loan-to-value (or “LTV”). Other commercial real estate loans are generally originated at 70% or less LTV. Construction loans, the majority of which are residential in nature, are generally originated at 75% or less LTV.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2006	$68,025	$6,577	$74,602
Charge-offs	(1,865)	—	(1,865)
Recoveries	743	—	743
Reversal of provision for credit losses	(953)	(120)	(1,073)

Balance, March 31, 2007	$65,950	$6,457	$72,407

Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(2,094)	—	(2,094)
Recoveries	2,051	—	2,051
Reversal of provision for credit losses	(7,548)	1,544	(6,004)

Balance, March 31, 2006	$74,568	$8,823	$83,391

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, other nonperforming assets, restructured loans, and accruing loans past due 90 days or more at the dates indicated.

(Dollars in thousands)	March 31, 2007	December 31, 2006
Nonperforming assets:
Nonaccrual loans	$31,619	$29,865
Other nonperforming assets	435	382

Total nonperforming assets	$32,054	$30,247

Restructured loans on accrual status	$—	$133

Accruing loans past due 90 days or more	$644	$9,030

Nonaccrual loans to total loans	0.64%	0.61%
Nonperforming assets to total assets	0.43%	0.41%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.67%	0.80%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.44%	0.53%

Interest income earned on nonaccrual loans was $26,000 during the three months ended March 31, 2007 and $933,000 during the year ended December 31, 2006. Those amounts represent interest income accrued and collected prior to the classification of the loans as nonaccrual. The amount of interest income that would have been recorded for nonaccrual loans if all such loans had performed in accordance with their original terms, was $975,000 during the three months ended March 31, 2007 and $3.9 million during the year ended December 2006.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Restructured loans totaling $4.3 million at March 31, 2007 and $4.0 million at December 31, 2006 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during the three months ended March 31, 2007 or the year ended December 31, 2006. As of March 31, 2007, we do not have any commitments to lend additional funds to debtors whose loans have been restructured. Interest income from restructured loans on accrual status was zero during the three months ended March 31, 2007 and $3,000 during the year ended December 31, 2006. The additional interest income that would have accrued on restructured loans on accrual status if they had performed in accordance with their original terms would have been zero during the three months ended March 31, 2007 and the year ended December 31, 2006.

Impaired loans and their related allowance were as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Impaired loans with a specific reserve	$14,439	$13,946
Impaired loans without a specific reserve	17,180	15,919

Total impaired loans	$31,619	$29,865

Allowance for impaired loans	$6,668	$5,583

The average recorded investment in impaired loans, which is computed on a month-end basis, was $29.4 million during the three months ended March 31, 2007 and $39.8 million during the year ended December 31, 2006. During the three months ended March 31, 2007 and the year ended December 31, 2006, we recognized no interest income during the time the loans were deemed impaired. As of March 31, 2007 and December 31, 2006, all impaired loans were on nonaccrual status and are included in nonperforming assets.

Note 4—Deposits

The following table sets forth information about our deposits.

(Dollars in thousands)	March 31, 2007	December 31, 2006
Demand, noninterest-bearing	$953,808	$1,028,245
MMDA, NOW and savings	2,679,239	2,614,349
Time certificates, $100,000 and over	911,915	892,048
Other time certificates	763,975	722,541

Total deposits	$5,308,937	$5,257,183

Interest payable on deposit accounts	$10,212	$11,126
Overdrawn accounts, classified as consumer loans	$537	$1,313
Institutional deposits included in total deposits:
Brokered deposits, denominated in amounts under $100,000 and included in other time certificates	$639,313	$599,174
Other institutional deposits, included in time certificates, $100,000 and over	$403,140	$403,186

There were $257.4 million and $239.2 million of brokered deposits outstanding at March 31, 2007 and December 31, 2006, respectively, that contain periodic options for us to call these time deposits, at par, prior to the scheduled maturity dates.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 5—Borrowings

Borrowings are detailed as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Short-term borrowings:
FHLB advances	$285,000	$344,000
Other short-term notes payable	3,615	3,738

Total short-term borrowings	288,615	347,738

Long-term borrowings:
FHLB advances	200,437	175,463
Subordinated notes	180,929	180,929
5.25% Senior Notes,
Series B due March 31, 2008	149,933	149,920
5.125% Senior Notes,
Series D due April 15, 2010	149,737	149,718
Other long-term notes payable	2,948	2,998

Total long-term borrowings	683,984	659,028

Total borrowings	$972,599	$1,006,766

We had $7.2 million in interest payable on borrowings at March 31, 2007, compared to $6.3 million at December 31, 2006.

Other Long-term Borrowings

The holding company has entered into a three-year unsecured committed credit facility under which it had $60.0 million available as of March 31, 2007. Under this credit facility, no advances were outstanding during the three months ended March 31, 2007 and the year ended December 31, 2006. We paid commitment fees on this credit facility totaling $36,000 during the three months ended March 31, 2007 and $36,000 during the same period in 2006. We were in compliance with all debt covenants under this credit facility at March 31, 2007 and December 31, 2006.

Short-term and Long-term FHLB Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $533.6 million at March 31, 2007 and $562.7 million at December 31, 2006 and loans with a carrying value of $698.9 million at March 31, 2007 and $687.2 million at December 31, 2006 pledged to the FHLB for both short-term and long-term borrowings.

As of March 31, 2007, long-term FHLB advances mature between 2007 and 2011. During the three months ended March 31, 2007 and the same period in 2006, we paid an average interest rate of 5.36% and 4.34%, respectively, on these advances.

FHLB short-term borrowings were as follows during the periods indicated:

	Quarter ending	Year ending
(Dollars in thousands)	March 31, 2007	December 31, 2006
FHLB short-term borrowings:
Average balance	$365,845	$273,825
Highest balance at any month-end	$432,000	$462,000
Average interest rate during the period	4.89%	4.56%
Interest rate on advances outstanding at period end	4.77%	4.86%

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 6—Commitments and Contingencies

Loan Commitments

In the normal course of business, the Bank became contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

(Dollars in thousands)	March 31, 2007	December 31, 2006
Undrawn loan commitments	$1,389,140	$1,399,975
Commitments under letters of credit	$104,565	$109,526

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $311.3 million of these commitments relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. The remainder relates primarily to revolving lines of credit or other commercial loans, many of which are expected to expire without being fully funded. Therefore, the total undrawn loan commitments do not necessarily represent future loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

Guarantees

In the ordinary course of business, we have issued certain guarantees, which qualify as off-balance sheet arrangements. Those guarantees include the following:

•

Financial standby letters of credit and financial guarantees with maximum undiscounted future payments of $93.7 million at March 31, 2007. Unearned fees on these guarantees were $463,000 at March 31, 2007, which we have also deemed to be the fair value of these commitments. We generally have recourse to recover from the customer any amounts paid under these guarantees. Our performance under certain of these letters of credit may be guaranteed by a third party, such as the FHLB, in instances where the beneficiaries of the letters of credit require such a guarantee. The form of collateral that we hold for these guarantees and the amount of the unsecured portion are as follows at the date indicated:

(Dollars in thousands)	March 31, 2007
Cash	$25,710
Credit lines	37,320
Blanket liens on business assets	12,089
Real estate	1,747
Other secured	200
Unsecured	16,604

Total	$93,670

•	Guaranteed credit cards issued to our clients by an unaffiliated financial institution with combined credit limits of $4.6 million at March 31, 2007.

Other Commitments

We have equity investments, including investments in low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in CRA qualified assets for which we have unfunded commitments totaling $7.8 million at March 31, 2007. We have recorded a $708,000 liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for venture capital funds and CRA related investments are not recorded. Those equity investments are described in “Note 1 – Summary of Significant Accounting Policies.”

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Contingencies

In the ordinary course of business, there are various assertions, claims and legal proceedings pending against us. Management is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

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

ABD’s contingent commissions and override payments amounted to $13.4 million during the twelve months ended March 31, 2007, or 8.1% of ABD’s total commissions and fees. As a result of changes in the insurance industry with respect to the payment of contingent commissions and override payments, it is possible that the amount of such commissions and override payments we receive in the future may decrease.

Under the agreement related to our acquisition of Lucini/Parish Insurance, Inc (or “Lucini/Parish”), we are required to make additional payments to the former Lucini/Parish shareholders. For a description of such contingent agreements see “Note 6 – Business Combinations, Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

See “Note 9 – Income Taxes” for information regarding tax contingencies and uncertain tax positions.

Note 7—Shareholders’ Equity

The holding company declared dividends per common share of $0.16 during the three months ended March 31, 2007 and $0.63 during the year ended December 31, 2006. The holding company declared and paid cash dividends on the convertible Series B Preferred Stock of $0.90625 per preferred share during the three months ended March 31, 2007 and $3.625 during the year ended December 31, 2006. On March 22, 2007, the holding company declared a cash dividend of $0.16 per common share payable on April 30, 2007 to shareholders of record as of April 13, 2007.

We recorded a liability for dividends payable on Common Stock of $8.2 million at March 31, 2007 and $8.0 million at December 31, 2006.

During the three months ended March 31, 2007, we announced our intention to redeem the outstanding shares of Series B Preferred Stock, subject to regulatory approval. As of March 31, 2007, we have not taken the necessary actions to redeem those shares and they remain outstanding.

During the three months ended March 31, 2007, we recorded a $1.3 million adjustment to share-based compensation that resulted in a $1.3 million increase in common stock. This adjustment related to previous calculations of the impact of estimated forfeitures on compensation expense and represents a correction of an error that we have determined to be immaterial to current and prior period results.

Unearned compensation on unvested restricted stock grants was $11.7 million at March 31, 2007.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 8—Net Income Per Common Share

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated:

	For the three months ended March 31,
	2007			2006
(Dollars and shares in thousands, except per share amounts)	Income	Shares	Per share amount	Income	Shares	Per share amount
Basic net income before cumulative effect of accounting change per common share:
Income before cumulative effect of accounting change	$17,759			$26,100
Dividends on preferred stock	(1,831)			(1,832)

Income available to common shareholders before cumulative effect of accounting change	15,928	50,488	$0.32	24,268	49,802	$0.49
Effect of dilutive securities:
Stock options and restricted stock grants	—	806		—	946
CODES due 2024	—	—		59	1,979

Diluted net income prior to cumulative effect of accounting change per common share:
Income available to common shareholders before cumulative effect of accounting change	$15,928	51,294	$0.31	$24,327	52,727	$0.46

Basic net income per common share:
Net income	$17,759			$26,230
Dividends on preferred stock	(1,831)			(1,832)

Income available to common shareholders	15,928	50,488	$0.32	24,398	49,802	$0.49
Effect of dilutive securities:
Stock options and restricted stock grants	—	806		—	946
CODES due 2024	—	—		59	1,979

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$15,928	51,294	$0.31	24,457	52,727	$0.46

The calculations above exclude the effect of securities deemed to be anti-dilutive or representing contingently issuable shares that have not met the conditions required to be considered outstanding for purposes of computing diluted net income per common share. Such securities are as follows:

•

Stock options and restricted stock grants — The following indicates the number of shares of our Common Stock which are available for purchase under stock options and unvested restricted stock grants deemed to be anti-dilutive during the periods indicated. Stock options are generally deemed to be anti-dilutive when their strike price exceeds the average stock price during the period:

	For the three months ended March 31,
	2007	2006
Stock options	2,179,246	2,437,207
Restricted stock grants	5,650	—

•

Convertible preferred stock — Outstanding Series B Preferred Stock was convertible into 3,374,367 shares of our Common Stock at March 31, 2007 and 3,375,290 shares on March 31, 2006. The Series B Preferred Stock was anti-dilutive for all periods presented since the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares of the convertible preferred stock was greater than the diluted net income per common share during the period.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

•

2005 Long Term Incentive Plan (or “LTIP”) — The shares issuable pursuant to awards under the LTIP for the 2006-2008 performance period are considered contingent shares for purposes of computing net income per share. We have not included any shares for this plan in our computation of net income per share as we have not met the minimum threshold for the issuance of shares at March 31, 2007. See “Note 17 – Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a further description of these awards.

Note 9—Income Taxes

Effective Income Tax Rate

Our effective income tax rate during the three months ended March 31, 2007 was 38.3%, compared to 36.5% for the same period in 2006.

The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings, and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by share-based compensation expense for incentive stock options, individual compensation in excess of Internal Revenue Code (or “IRC”) Section 162(m) limits (disallowed deductions for certain executive compensation in excess of $1.0 million per year), and meals and entertainment expenses (50% deduction disallowance), for which we do not recognize a tax benefit for financial statement purposes. In addition, the first quarter income tax provision includes $446,000 of income tax expense to correct an immaterial error from prior periods.

Real Estate Investment Trusts (or “REITs”)

In 2001, the Bank formed CNB Investment Trust I (or “CNBIT I”) as a real estate investment trust subsidiary. Later that year, the Bank and CNBIT I formed CNB Investment Trust II (or “CNBIT II”) as a real estate investment trust subsidiary of CNBIT I. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. CNBIT I and CNBIT II were formed in order to provide flexibility in raising capital. In the fourth quarter of 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During the second quarter of 2004, the Internal Revenue Service (or “the IRS”) requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment or any other written notice regarding the claimed loss deduction. However, the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the net impact to the financial statement earnings would be approximately $9.4 million. We believe that the loss deduction we claimed was in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings. Should the IRS successfully challenge the validity of our loss deduction, all incremental taxes would be reported as income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

California Bad Debt Deduction

The California Franchise Tax Board (or “FTB”) commenced an audit of our 2001 and 2002 tax years in the second quarter of 2005. On April 26, 2006, the FTB issued to us a Notice of Proposed Assessment (or “NPA”) concerning bad debt deductions that we claimed in 2001 under the reserve method. The NPA is an FTB proposal only at this stage, not a final determination and we have filed a protest. It is subject to further discussion and analysis at the field level and administrative review and adjustments at the appeals levels. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us. The NPA disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. If the FTB were successful in whole in its position in the NPA, we estimate that the net impact to the financial statement earnings would be a reduction of approximately $1.4 million. In addition to the assessment of additional tax, the NPA asserts that, in the event the FTB is successful in reducing the bad debt deduction claimed by us, it would assert penalties in addition to the amount of tax and interest due with respect to the 2001

Greater Bay Bancorp

Quarterly Report on Form 10-Q

tax year. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law, and we intend to vigorously contest the position of the FTB in the NPA in appropriate proceedings. In addition, even if the FTB were successful in reducing the bad debt deduction claimed by us in 2001, we do not believe we will be subject to additional penalties as asserted by the FTB based on existing California law and the California tax payments made by us under a California amnesty program. Should the FTB successfully challenge the validity of our loss deduction, all incremental taxes would be reported as income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Uncertain Tax Positions

As of January 1, 2007, we adopted FIN 48. As a result of this adoption, we recognized a $4.5 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings as of the date of adoption. As of January 1, 2007, we had approximately $11.2 million of total gross unrecognized tax benefits, including those benefits for which we established a reserve upon adoption of FIN 48. Of this total, $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. There were no material changes to unrecognized tax benefits during the three months ended March 31, 2007.

We recognize interest and penalties related to uncertain tax positions as part of the income tax expense. We have approximately $750,000 of accrued interest expense related to uncertain tax positions as of January 1, 2007.

We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months (i.e., on or before March 31, 2008).

Status of Open Tax Years

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We have concluded all U.S. federal income tax matters and, with limited exceptions, are no longer subject to income or franchise tax examinations for years through 1999. Federal income tax returns for 2000 through 2004 are currently under examination.

Note 10—Business Segments

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

In addition, we have four smaller operating segments: Greater Bay Capital, Greater Bay SBA Lending, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. Our business segments do not include the results of administration units that do not meet the definition of an operating segment. Administration units include executive management, accounting, finance, information technology, facilities, human resources, legal, internal audit, credit, risk management, and back-office administrative functions related to loan services, international banking, and cash management.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Changes to our Business Segments

During the three months ended March 31, 2007, management changed the way it views our business segments and as a result, there have been changes to the operating segments presented and how our segment results are determined, as described below.

Changes to Operating Segments Presented

Effective January 1, 2007, we began to include our holding company’s investment portfolio and borrowings as part of our treasury business segment. Those assets and liabilities and the related income and expense were previously included with the results of our bank administration and operating unit.

We have restated all prior period segment information to conform to the current composition of reportable segments.

Changes to how our Segment Results are Determined

Effective January 1, 2007, we began to allocate service management expenses related to our back-office deposit operations to community banking. Those expenses were previously included with the results of our bank administration and operating unit. Prior periods have been restated to conform to our current methodology.

Effective January 1, 2007, we implemented a systematic capital allocation process for each of our segments. This allocation impacts each segment’s equity balance, which in turn impacts intersegment interest charges received and paid. Prior periods have been restated to conform to our current methodology.

For a description of changes implemented during 2006 to how our segment results are determined See “Note 16 – Business Segments” of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Intersegment Revenues and Expenses

The segment data includes intersegment revenues and expenses. These intersegment revenues and expenses are eliminated in consolidation.

Intersegment Interest Income / (Expense): Community banking and Greater Bay Trust Company are our primary core deposit gathering operating segments and as such earn intersegment interest income from treasury on their funds placements. Our other lending segments and community banking fund their loan portfolios with intersegment borrowings from the treasury segment. While ABD is primarily funded with equity, it occasionally utilizes intersegment borrowings from the holding company. ABD also deposits transaction and discretionary cash with community banking. These deposits are eliminated in consolidation. The following is a summary of net intersegment interest income / (expense) for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2007	2006
Community banking	$16,991	$20,136
Treasury	$2,670	$(4,493)
Matsco	$(9,971)	$(7,863)
ABD	$(2)	$97
All other segments	$(7,559)	$(5,546)
Other reconciling items	$(2,129)	$(2,331)

Other Intersegment Revenues: ABD received insurance commissions and fees from the holding company and the operating segments totaling $204,000 during the three months ended March 31, 2007 and $211,000 during the same period in 2006.

All remaining intersegment revenue is not significant to business segment results.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Intercompany Allocation and the Provision for Income Taxes

We do not allocate expenses related to back-office functions, including costs related to certain centralized loan servicing functions, to our operating segments. Those expenses are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $3.7 million during the three months ended March 31, 2007 and $3.7 million during the same period in 2006. Similarly, we do not allocate the provision for income taxes to our operating segments.

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

Results by Business Segment

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	As of March 31, 2007
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$2,995,969	$2,030,759	$1,024,817	$359,115	$750,783	$7,161,443	$535,126	$(314,241)	$7,382,328
Deposits	4,228,039	1,042,455	—	—	46,952	5,317,446	199,639	(208,148)	5,308,937
Assets under administration	—	—	—	—	647,142	647,142	—	—	647,142

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

	As of December 31, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$3,057,767	$1,951,707	$996,419	$361,748	$727,056	$7,094,697	$586,683	$(310,246)	$7,371,134
Deposits	4,230,001	1,002,361	—	—	41,228	5,273,590	196,793	(213,200)	5,257,183
Assets under administration	—	—	—	—	652,153	652,153	—	—	652,153

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended March 31, 2007
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$59,162	$20,851	$19,698	$75	$13,693	$113,479	$—	$—	$113,479
Interest expense	24,831	28,223	—	16	502	53,572	—	—	53,572

Net interest income before intersegment interest income / (expense)	34,331	(7,372)	19,698	59	13,191	59,907	—	—	59,907
Intersegment interest income / (expense)	16,991	2,670	(9,971)	(2)	(7,559)	2,129	(2,129)	—	—

Net interest income before (reversal of) / provision for credit losses	51,322	(4,702)	9,727	57	5,632	62,036	(2,129)	—	59,907
(Reversal of) / provision for credit losses	59	(21)	(1,985)	—	874	(1,073)	—	—	(1,073)

Net interest income after (reversal of) /provision for credit losses	51,263	(4,681)	11,712	57	4,758	63,109	(2,129)	—	60,980
Non-interest income	3,812	(680)	1,064	44,282	5,881	54,359	5,996	(1,891)	58,464
Operating expenses	16,005	—	3,396	36,450	6,823	62,674	29,875	(1,891)	90,658

Income / (loss) before provision for income taxes	$39,070	$(5,361)	$9,380	$7,889	$3,816	$54,794	$(26,008)	$—	$28,786

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the three months ended March 31, 2006 (Restated)
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$56,533	$19,344	$16,954	$31	$11,153	$104,015	$—	$—	$104,015
Interest expense	17,357	19,240	—	32	505	37,134	—	—	37,134

Net interest income before intersegment interest income / (expense)	39,176	104	16,954	(1)	10,648	66,881	—	—	66,881
Intersegment interest income / (expense)	20,136	(4,493)	(7,863)	97	(5,546)	2,331	(2,331)	—	—

Net interest income before (reversal of) / provision for credit losses	59,312	(4,389)	9,091	96	5,102	69,212	(2,331)	—	66,881
(Reversal of) / provision for credit losses	(1,200)	(94)	(3,508)	—	(1,202)	(6,004)	—	—	(6,004)

Net interest income after (reversal of) /provision for credit losses	60,512	(4,295)	12,599	96	6,304	75,216	(2,331)	—	72,885
Non-interest income	3,640	55	842	45,005	6,432	55,974	4,691	(1,899)	58,766
Operating expenses	14,461	423	3,211	36,144	7,752	61,991	30,453	(1,899)	90,545

Income / (loss) before provision for income taxes	$49,691	$(4,663)	$10,230	$8,957	$4,984	$69,199	$(28,093)	$—	$41,106

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 11—Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers to provide supplemental employee retirement plan benefits and have adopted a 2005 Supplemental Executive Retirement Plan (or collectively “the SERPs”). For additional information and a description of the SERPs see “Note 17 – Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information and a description of the SERPs.

For the three months ended March 31, 2007, we made contributions of $370,000 to secular trusts, which fund benefits for certain current and former executive officers under their SERPs. We presently anticipate contributing $777,000 to fund the secular trusts during the remainder of 2007.

Net pension cost included the following components for the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Service cost-benefits earned during the period	$499	$509
Interest cost on projected benefit obligation	696	653
Amortization of prior service cost	805	805
Recognized net actuarial loss	145	121

Net periodic pension cost	$2,145	$2,088

Note 12—Recent Accounting Developments

In February 2007, the FASB issued Statement of Financial Accounting Standards (or “SFAS”) SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (or “SFAS No. 159”). The standard provides companies with an option to report selected financial assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies may adopt this Statement and elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007, subject to certain conditions. We did not elect early adoption of SFAS No. 159. We do not expect the adoption of this Statement to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (or “SFAS No. 158”). We have adopted certain provisions of SFAS No. 158, as described in “Note 17 – Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Additional provisions SFAS No. 158 require companies to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions.) These additional provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. We are in the process of evaluating the impact that these additional provisions of SFAS No. 158 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (or “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact that SFAS No. 157 will have on our financial statements.

In September 2006, the FASB ratified the FASB’s Emerging Issues Task Force (or “EITF”) consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and in March 2007 the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” The EITF’s consensus on both of these issues focuses on the accounting for arrangements in which a company has agreed to share a portion of the value of the insurance policy with the employee. These arrangements are referred to as “split-dollar” arrangements. Entities with split-dollar life insurance policies

Greater Bay Bancorp

Quarterly Report on Form 10-Q

will have to accrue, for years beginning after December 15, 2007, liabilities and associated expense for those insurance benefits under the same rules that apply when such benefits are provided by means other than life insurance. The provisions of the consensus would be applied through a cumulative effect adjustment to retained earnings with the option of retrospective application. We are in the process of determining the impact of this issue on our financial statements.

Note 13—Related Party Loans

An analysis of total loans to related parties for the periods indicated is presented below:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Balance, beginning of period	$63,232	$52,036
Additions	22,904	41,330
Repayments	(17,152)	(30,134)

Balance, end of period	$68,984	$63,232

Undisbursed commitments	$27,270	$14,293

Note 14—Subsequent Events

On May 4, 2007, we announced that we had signed a definitive merger agreement with Wells Fargo & Company pursuant to which each outstanding share of our Common Stock will be exchanged for Wells Fargo & Company common stock. Consummation of the merger is subject to shareholder and regulatory approvals and other customary closing conditions.

On April 13, 2007, we redeemed the rights associated with our shareholder rights plan, which previously traded with our Common Stock. The payment date was April 30, 2007. In accordance with the shareholder rights plan, the redemption price was $0.001 per right for a total payment of $51,000.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (or “the Exchange Act”) and as such, involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market, and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality, government regulations, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of some of the factors that might cause such a difference, see ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

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

On May 4, 2007, we announced that we had signed a definitive merger agreement with Wells Fargo & Company pursuant to which each outstanding share of our Common Stock will be exchanged for Wells Fargo & Company common stock. Consummation of the merger is subject to shareholder and regulatory approvals and other customary closing conditions.

Summary of Results

The following table summarizes net income, net income per common share, and key financial ratios for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Net income	$17,759	$26,230
Basic net income per common share	$0.32	$0.49
Diluted net income per common share	$0.31	$0.46
Return on average assets	0.98%	1.49%
Return on quarterly average common shareholders’ equity, annualized	9.65%	15.62%

The following is a summary of our first quarter 2007 operating results including explanations for the decrease in net income from $26.2 million during the first quarter of 2006 to $17.8 million during the first quarter of 2007.

•

A $7.0 million decrease in net interest income, reflecting the combined effects of an increase in average interest-bearing liabilities and an increase in rates paid on those liabilities, partially offset by the effects of an increase in average interest-earning assets and an increase in yields earned on those assets. These combined effects resulted in a decrease in our net interest margin to 3.78% during the three months ended March 31, 2007, as compared to 4.37% during the same period in 2006.

•	A $4.9 million decrease in the reversal of provision for credit losses.

•

A $113,000 increase in operating expenses due primarily to a $1.2 million increase in compensation and benefits and a $642,000 increase in data processing expenses. These increases were partially offset by lower expenses related to depreciation on equipment leased to others, marketing and promotion, equipment expenses, telephone/postage/supplies,

Greater Bay Bancorp

Quarterly Report on Form 10-Q

and occupancy. Operating expenses during the three months ended March 31, 2007 include a $1.4 million increase in share-based compensation that represents a correction of an error that is immaterial to current and prior periods, and $1.5 million in professional service fees associated with our strategic planning project.

•

An increase in our effective income tax rate to 38.3% during the three months ended March 31, 2007, as compared to 36.5% during the same period in 2006. See “Note 9 - Income Taxes” of the Notes to Consolidated Financial Statements for further information regarding our income taxes, which is incorporated herein by reference.

See “– Net Interest Income,” “– Provision for Credit Losses,” “– Non-interest Income” and “– Operating Expenses” for additional information regarding the changes to net income.

Key factors impacting our financial position at March 31, 2007, as compared to December 31, 2006 were:

•

Total loans and leases, net of deferred loan costs and fees, remained unchanged at $4.9 billion at March 31, 2007. For a discussion of the change in the portfolio mix, see “Financial Condition – Loans and Leases.”

•

Total core deposits, which exclude brokered and other institutional time deposits, remained unchanged at $4.3 billion at March 31, 2007. During the three months ended March 31, 2007, we experienced a balance shift away from non-interest bearing deposits to MMDA, NOW, savings, and time certificates.

Our Opportunities, Challenges, and Risks

We believe that growth in banking opportunities to small- and medium-sized businesses, professionals, and high net worth individuals will be determined in part by economic growth in the San Francisco Bay Area. Weakness in the local economy could adversely affect us through diminished loan demand and credit quality deterioration.

Critical Accounting Policies and Estimates

Our accounting policies are described in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain accounting policies require management to use significant judgment and estimates that can have a material impact on the carrying value assigned to certain assets and liabilities. We consider these policies to be critical accounting policies. Our judgments and assumptions are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments that could have a material effect on our financial condition and results of operations. A description of our other current accounting policies involving significant management judgments appears in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Net Interest Income

Net interest income for the first quarter of 2007 was $59.9 million, compared to $66.9 million for the same period in 2006. The $7.0 million decrease during the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to increases in the rates paid on, and higher average balances of interest-bearing deposits. The increase in interest expense was primarily attributable to an increased reliance on wholesale funding sources as a result of attrition in lower cost core deposits. The increase in interest expense was partially offset by an increase in the yield earned on, and the average balance of, loans and leases. As a result, our net interest margin, on a tax equivalent basis, decreased to 3.78% for the three months ended March 31, 2007, compared to 4.37% for the same period in 2006.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities on a tax equivalent basis. Average balances are average daily balances.

	Three months ended March 31,
	2007			2006
(Dollars in thousands)	Average balance (1)	Interest	Average yield / rate	Average balance (1)	Interest	Average yield / rate
INTEREST-EARNING ASSETS:
Fed funds sold	$63,223	$815	5.23%	$12,290	$132	4.34%
Securities:
Taxable (1)	1,441,326	16,588	4.67%	1,425,340	15,622	4.45%
Tax-exempt (2)	92,071	1,582	6.97%	82,596	1,494	7.33%
Other short-term (3)	8,424	84	4.03%	9,762	35	1.46%
Loans and leases (4)(5)	4,869,674	94,910	7.90%	4,721,031	87,220	7.49%

Total interest-earning assets	6,474,718	113,979	7.06%	6,251,019	104,503	6.78%
Noninterest-earning assets	866,562	—		885,077	—

Total assets	$7,341,280	113,979		$7,136,096	104,503

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,603,938	18,810	2.93%	$2,950,240	14,072	1.93%
Time deposits over $ 100,000	877,491	10,881	5.03%	756,259	7,321	3.93%
Other time deposits	747,657	9,072	4.92%	260,812	2,368	3.68%

Total interest-bearing deposits	4,229,086	38,763	3.24%	3,967,311	23,761	2.43%
Short-term borrowings	369,591	4,489	4.93%	288,491	2,983	4.19%
CODES	—	—	0.00%	75,101	101	0.55%
Subordinated debt	180,929	3,711	8.32%	210,311	4,557	8.79%
Other long-term borrowings	494,409	6,609	5.42%	474,316	5,732	4.90%

Total interest-bearing liabilities	5,274,016	53,572	3.80%	5,015,530	37,134	3.00%
Noninterest-bearing deposits	948,232			1,041,806
Other noninterest-bearing liabilities	256,393			281,996
Minority interest: preferred stock of real estate investment trust subsidiaries	12,876			12,715
Shareholders’ equity	849,763			784,049

Total shareholders’ equity and liabilities	$7,341,280	53,572		$7,136,096	37,134

Net interest income, on a tax-equivalent basis		60,407			67,369
Net interest margin (6)			3.78%			4.37%
Reconciliation to reported net interest income:
Adjustment for tax equivalent basis		(500)			(488)

Net interest income, as reported		$59,907			$66,881

(1)	Yield on available-for-sale securities does not give effect to changes in fair value that are reflected in other comprehensive income.
(2)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate).
(3)	Includes average interest-earning deposits in other financial institutions.
(4)	Nonaccrual loans are included in the average balances.
(5)	Interest income on loans includes the amortization of deferred fees, net of the amortization of deferred costs of $592,000 and $245,000 for the three months ended March 31, 2007 and 2006, respectively.
(6)	Net interest margin equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

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

	Three months ended March 31, 2007 compared with the same period of 2006 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$651	$32	$683
Other short-term investments	(6)	55	49
Securities:
Taxable	178	788	966
Tax-exempt	164	(76)	88
Loans	2,808	4,882	7,690

Total interest income	3,795	5,681	9,476

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	1,812	(6,550)	(4,738)
Time deposits over $ 100,000	(1,296)	(2,264)	(3,560)
Other time deposits	(5,679)	(1,025)	(6,704)

Total interest-bearing deposits	(5,163)	(9,839)	(15,002)
Short-term borrowings	(925)	(581)	(1,506)
CODES	51	50	101
Subordinated debt	612	234	846
Other long-term borrowings	(250)	(627)	(877)

Total interest expense	(5,675)	(10,763)	(16,438)

Net increase (decrease) in net interest income	$(1,880)	$(5,082)	$(6,962)

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Provision for Credit Losses

The provision for credit losses is based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments and net charge-offs. For information on our provision for credit losses see “Financial Condition – Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments.”

Non-interest Income

Non-interest income was $58.5 million during the three months ended March 31, 2007, compared to $58.8 million during the same period in 2006. The following are the key changes within the various components of non-interest income.

•

Insurance commissions and fees decreased by $702,000 to $43.9 million during the three months ended March 31, 2007, compared to $44.6 million during the same period in 2006. This decrease was primarily a result of a reduction in contingent commissions and override receipts. The net inflow of new business was sufficient to offset the reduced premium level effect.

•

Rental revenues earned by Greater Bay Capital on equipment leased to others decreased to $4.3 million during the three months ended March 31, 2007, compared to $5.0 million during the same period in 2006. The decrease reflects operating lease portfolio attrition. Beginning in 2005, we ceased originating operating leases in favor of structuring new leases at inception as direct financing leases.

•

Other income includes a $2.3 million increase in venture capital fund gains during the three months ended March 31, 2007, compared to the same period in 2006. Other income also includes losses on securities of $589,000 for the three months ended March 31, 2007, compared to gains of $168,000 in the same period of 2006.

Operating Expenses

Operating expenses were $90.7 million during the three months ended March 31, 2007, as compared to $90.5 million during the same period in 2006. The primary sources of variance in operating expenses between those periods included the following:

•

Compensation and benefits expenses increased to $58.8 million during the three months ended March 31, 2007, compared to $57.6 million during the same period in 2006. During the three months ended March 31, 2007, we recorded a $1.3 million adjustment to share-based compensation related to previous calculations of the impact of estimated forfeitures on compensation expense.

•

Data processing was $1.8 million during the three months ended March 31, 2007, compared to $1.2 million during the same period in 2006. The $642,000 increase primarily reflects the outsourcing of certain data processing functions.

•

Depreciation – equipment leased to others was $3.4 million during the three months ended March 31, 2007, compared to $4.0 million during the same period in 2006. The $610,000 decrease for the three months ended March 31, 2007, compared to the same period in 2006 reflects operating lease portfolio attrition. Beginning in 2005, we ceased originating operating leases in favor of structuring new leases at inception as direct financing leases.

•

Occupancy expenses decreased to $8.1 million during the three months ended March 31, 2007, compared to $8.4 million during the same period in 2006. The decrease during the first quarter of 2007 as compared to 2006 was primarily due to leasehold improvements becoming fully depreciated during 2006.

•

Legal costs and other professional fees increased to $4.1 million during the three months ended March 31, 2007, compared to $3.8 million during the same period in 2006. The increase was primarily due to $1.5 million in consulting fees associated with our strategic planning project. We engaged a strategic consulting firm in late 2006 to conduct a business unit-level strategy audit and to refine and rationalize unit-level strategic plans.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The efficiency ratio is a standard banking industry ratio used to measure the average cost required to deliver a dollar of revenue and is computed by dividing operating expenses by the sum of net interest income before provision for credit losses and non-interest income. The following table shows the computation of our efficiency ratio on a consolidated basis and excluding ABD. Because efficiency ratios represent a performance measure utilized by the banking industry, we provide the efficiency ratio, including and excluding ABD, providing the latter in order to present this measure in a manner comparable to other banking organizations that do not have significant non-bank service business affiliates.

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Consolidated efficiency ratio	76.59%	72.06%
Efficiency ratio without ABD	72.92%	66.35%
Total operating expenses	$90,658	$90,545
Less: ABD related operating expenses	36,668	37,104

Total operating expenses without ABD	$53,990	$53,441

Total revenue	$118,371	$125,647
Less: ABD total revenue	44,339	45,101

Total revenue without ABD	$74,032	$80,546

The increase in both efficiency ratios is due to the decline in total revenue while operating expenses have remained relatively unchanged.

Income Taxes

Our effective income tax rate was 38.3% during the three months ended March 31, 2007, compared to 36.5% in the same period of 2006. See “Note 9 - Income Taxes” of the Notes to Consolidated Financial Statements for further information regarding our income taxes, which is incorporated herein by reference.

Financial Condition

Securities

Securities decreased $107.4 million during the first quarter of 2007, or 7.0%, to $1.4 billion at March 31, 2007 compared to $1.5 billion at December 31, 2006. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three years as of March 31, 2007. The overall yield on the securities portfolio decreased 4 basis points to 4.81% for the three months ended March 31, 2006 as compared to 4.85% during the three months ended December 31, 2007 due to the sales and calls of higher yielding trust preferred and mortgage related securities.

See “Note 2 – Securities” of the Notes to Consolidated Financial Statements for information concerning the composition of our investment security portfolio and other information regarding the investment securities portfolio, which is incorporated herein by reference.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Loans and Leases

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,036,811	42.1%	$1,996,673	41.3%
Leases	262,551	5.4	248,876	5.1
Term real estate - commercial	1,468,160	30.3	1,403,631	29.0

Total Commercial	3,767,522	77.8	3,649,180	75.4
Real estate construction and land	649,009	13.4	729,871	15.1
Residential mortgage	274,329	5.7	279,615	5.8
Real estate other	146,697	3.0	173,271	3.6
Consumer and other	62,026	1.3	68,698	1.4

Total loans and leases, gross	4,899,583	101.2	4,900,635	101.3
Deferred costs and fees, net	6,254	0.1	5,206	0.1

Total loans and leases, net of deferred costs and fees	4,905,837	101.3	4,905,841	101.4
Allowance for loan and lease losses	(65,950)	(1.3)	(68,025)	(1.4)

Total loans and leases, net	$4,839,887	100.0%	$4,837,816	100.0%

Total loans and leases, net of deferred costs and fees, remained unchanged at $4.9 billion at March 31, 2007 as compared to December 31, 2006. However, within the portfolio there was a change in the loan mix. During the first quarter of 2007, we experienced decreases in real estate construction and land loans of $80.9 million, in real estate other of $26.6 million, in consumer and other of $6.7 million, and in residential mortgage of $5.3 million. These decreases were offset by increases in commercial loans of $118.3 million.

The following table presents the maturity distribution of our loan and lease portfolio by type and the sensitivity of such loans to changes in interest rates at March 31, 2007.

	Term to final loan maturity
	One year or less		One to five years		After five years
(Dollars in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate	Total
Commercial	$190,646	$423,334	$558,347	$176,016	$585,403	$103,065	$2,036,811
Leases	25,270	—	224,034	—	13,247	—	262,551
Term real estate - commercial	57,655	52,563	295,721	191,790	423,231	447,200	1,468,160
Real estate construction and land	47,840	402,185	68,561	106,503	22,766	1,154	649,009
Residential mortgage	—	—	—	—	—	274,329	274,329
Real estate other	18,094	6,564	1,757	20,855	2,707	96,720	146,697
Consumer and other	3,525	29,079	12,583	8,966	7,577	296	62,026

Total loans, gross	$343,030	$913,725	$1,161,003	$504,130	$1,054,931	$922,764	$4,899,583

Nonperforming Assets

For information on nonperforming assets, see “Note 3-Loans and Leases, Allowance for Loan and Lease Losses, and Reserve for Unfunded Credit Commitments, and Nonperforming Assets”, which is incorporated here by reference.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

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

The following table sets forth information concerning our allowance for loan and lease losses at the dates indicated.

	For the three months ended March 31,
(Dollars in thousands)	2007	2006
Period end gross loans outstanding	$4,899,583	$4,726,438
Average gross loans outstanding	$4,869,674	$4,721,031
Allowance for loan and lease losses:
Balance at beginning of period	$68,025	$82,159
Charge-offs:
Commercial	(1,357)	(1,583)
Leases	(475)	(464)
Term real estate - commercial	—	—

Total commercial	(1,832)	(2,047)
Real estate construction and land	—	—
Real estate mortgage	—	—
Real estate other	—	—
Consumer and other	(33)	(47)

Total charge-offs	(1,865)	(2,094)

Recoveries:
Commercial	566	666
Leases	134	351
Term real estate - commercial	—	2

Total commercial	700	1,019
Real estate construction and land	—	908
Real estate mortgage	—	—
Real estate other	—	—
Consumer and other	43	124

Total recoveries	743	2,051

Net charge-offs	(1,122)	(43)
Reversal of provision for loan and leases losses (1)	(953)	(7,548)

Balance at end of period	$65,950	$74,568

Net charge-offs to average loans outstanding during the period	0.09%	0.00%
Ratio of allowance for loan and leases to:
End of period loans	1.35%	1.58%
Total nonaccrual loans	208.58%	226.02%

(1)	Excludes the provision for unfunded credit commitment amounts which is included in the reversal of credit losses. See “Note 3 - Loans and Leases, Allowance for Loan and Leases Losses and Reserve for Unfunded Credit Commitments and Nonperforming Assets” of the Notes to Consolidated Financial Statements for details.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The allowance for loan and lease losses at March 31, 2007 was $66.0 million, compared to $68.0 million at December 31, 2006 and $74.6 million at March 31, 2006. The decrease during the three months ended March 31, 2007 was a result of a reduction in the assumed rates of default for the loan and lease portfolio specific to each credit grade, which is a key factor for determining allowance requirements, and was partially offset by a small increase in the level of impaired loans and an increase in the estimated loss exposure associated with impaired loans.

Reserve Methodology

The methodology used to determine the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of three key components: specific reserves for individual impairment, the migration-based pool analysis, and the estimated identified incurred loss. The following table provides information about these components at the dates presented:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$6,668	$5,583
Reserve for unfunded credit commitments	68	121

Total individual impairment component	6,736	5,704

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	41,798	45,476
Reserve for unfunded credit commitments	5,264	5,465

Total migration-based pool analysis component	47,062	50,941

Estimated unidentified incurred loss:
Allowance for loan and lease losses	17,484	16,965
Reserve for unfunded credit commitments	1,125	991

Total estimated unidentified incurred loss	18,609	17,956

Total reserves:
Allowance for loan and lease losses	65,950	68,024
Reserve for unfunded credit commitments	6,457	6,577

Total reserves	$72,407	$74,601

For a description of our reserve methodology, see “Item 7 – Management’s Discussion and Analysis—Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments” included in our Annual Report on Form 10-K.

The $1.1 million quarterly increase in the specific reserves for the individual impairment at March 31, 2007 primarily resulted from an increase in the level of impaired loans and an increase in the estimated loss exposure associated with impaired loans.

The $3.9 million quarterly decrease in the migration based pool analysis component at March 31, 2007 primarily resulted from a decrease in assumed rates of default, particularly in the specialty finance loan portfolio.

Property, Premises, and Equipment

Property, premises, and equipment decreased to $81.2 million at March 31, 2007, compared to $86.3 million at December 31, 2006. This is primarily due to the decrease in equipment leased to others, net of accumulated depreciation to $42.0 million at March 31, 2007, compared to $46.1 million at December 31, 2006. The operating lease portfolio reduction reflects actions we have taken to qualify newly originated leases as direct financing leases rather than operating leases.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Lease contracts are categorized as direct financing leases or operating leases in accordance with the definitions in SFAS No. 13, “Accounting for Leases” (or “SFAS No. 13”). Direct financing leases are included in loans and leases, net and operating leases are included in property, premises, and equipment. Operating leases are categorized as such primarily because the net present value of the payments do not meet or exceed 90% of the fair value of the leased asset. During the three months ended March 31, 2007 and the year ended December 31, 2006, we originated lease contracts with an original equipment cost of $12.1 million, and $47.6 million, respectively, whose residual value was insured, and as a result are classified as direct financing leases and included in loans and leases.

Deposits

Total deposits remained unchanged at $5.3 billion as of March 31, 2007 when compared to December 31, 2006. Total core deposits, which exclude brokered and institutional time deposits, increased by $11.7 million during the three months ended March 31, 2007 to $4.3 billion reflecting increases in MMDA, NOW, time certificates, $100,000 and over, and other time certificates.

Non-interest bearing demand deposits declined $74.4 million during the three months ended March 31, 2007. Balance attrition in non-interest bearing deposits was attributable to a number of factors, including higher yielding alternative investment options available to our depositors, seasonality, and client attrition.

MMDA, NOW, and savings deposits increased $64.9 million during the three months ended March 31, 2007. This increase is primarily a result of marketing initiatives to increase MMDA account balances.

The maturities of time deposits, $100,000 and over were as follows as of March 31, 2007:

(Dollars in thousands)
Three months or less	$577,742
Over three months through six months	231,805
Over six months through twelve months	85,661
Over twelve months	16,707

Total	$911,915

Borrowings

Borrowings were $972.6 million and $1.0 billion at March 31, 2007 and December 31, 2006, respectively. Borrowings consisted of FHLB advances, securities sold under agreement to repurchase, subordinated notes, senior notes, and other notes payable. Borrowings decreased during the three months ended March 31, 2007 primarily due to a $34.0 million decrease in FHLB advances.

See “Note 5 – Borrowings” of the Notes to Consolidated Financial Statements for additional information and a description of our borrowing arrangements, which is incorporated herein by reference.

Liquidity and Cash Flows

Net cash provided by operating activities totaled $11.6 million during the three months ended March 31, 2007, compared to $7.6 million during the same period in 2006.

Cash provided by investing activities totaled $110.1 million during the three months ended March 31, 2007, compared to $8.7 million during the same period in 2006. The net use of cash for loans and leases was $550,000 during the three months ended March 31, 2007, compared to $1.6 million for the same period in 2006. Net cash provided by securities activities, including maturities, partial paydowns, sales, and purchases, was $115.7 million during the three months ended March 31, 2007, as compared to $15.1 million during the same period in 2006. The increase in cash provided by securities activities during the three months ended March 31, 2007 and 2006, reflects $86.1 million of securities sales executed in March 2007.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Net cash provided by financing activities was $8.0 million during the three months ended March 31, 2007, compared to net cash used by financing activities of $1.3 million during the same period in 2006. Short-term and long-term borrowings resulted in a $34.2 million and $46.9 million use of cash during the three months ended March 31, 2007 and 2006, respectively. We manage our borrowing levels based on several factors, including the funding requirements of our loans and leases and our securities portfolio and asset liquidity requirements of the Bank and our holding company.

As of March 31, 2007, we did not have any material capital expenditure commitments.

Bank Liquidity Management

Our liquidity management objective is to allow the Bank to meet the funding needs of its clients while avoiding carrying excess cash and cash equivalent balances due to their low-yielding nature. We monitor the sources and uses of funds on a daily basis to maintain an appropriate liquidity position. In addition to asset liquidity and funds provided from operations, we have access to wholesale funding markets, principally through FHLB advances, brokered certificates of deposits and securities sold under repurchase agreements.

Holding Company Liquidity Management

Regulations restrict non-bank affiliates from accessing funds from a related bank entity. As such, holding company liquidity is managed separate and apart from Bank liquidity. The holding company’s liquidity management objective is to maintain the ability to meet obligations as they come due. In addition to its own operating expenses, the holding company is responsible for the payment of fees, interest and principal on its line of credit, senior notes, subordinated notes, investment commitments, subsidiary capital funding, and the payment of dividends on its capital stock. None of the debt instruments issued by the holding company mature in 2007, although certain debt or equity securities are redeemable at our option during 2007. On February 21, 2007, we announced our intention to redeem our $103.1 million in outstanding Series B Preferred Stock. As of March 31, 2007, we have not taken the necessary actions to redeem those shares and they remain outstanding.

Substantially all of the holding company’s operating receipts are realized from interest received on its securities portfolio and dividends received from subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $80.5 million at March 31, 2007. The holding company also has the ability to supplement its cash position through capital market financings. The holding company has a three-year unsecured committed credit facility under which it had $60.0 million available as of March 31, 2007.

See “Note 5 – Borrowings” of the Notes to Consolidated Financial Statements for additional information concerning our holding company’s senior notes, subordinated debt obligations, and the holding company’s line of credit facility.

Liquidity of ABD

ABD’s primary source of liquidity is its operating revenues. ABD also has access to additional liquidity through a $50.0 million line of credit facility with the holding company and capital contributions.

Capital Resources

Shareholders’ equity is our primary source of regulatory capital. See the Consolidated Statements of Shareholders’ Equity and “Note 12 – Shareholders’ Equity” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for year ended December 31, 2006 for additional details.

An additional regulatory capital component is Trust Preferred Securities issued by our subsidiary capital trusts which qualify as Tier I capital up to a maximum of 33% of core capital under applicable regulatory guidelines. Trust Preferred Securities above the Tier I qualifying maximum qualify as Tier II capital. As of March 31, 2007 and December 31, 2006, those subsidiary trusts had $175.5 million in Trust Preferred Securities outstanding, all of which qualified as Tier I capital.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The federal bank regulatory agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at March 31, 2007 and December 31, 2006, were as follows:

	Regulatory capital ratios
	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
March 31, 2007	10.92%	12.61%	13.79%
December 31, 2006	10.63%	12.26%	13.47%
The Bank:
March 31, 2007	11.54%	13.22%	14.43%
December 31, 2006	11.53%	13.18%	14.41%
Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

Our tangible common equity and common equity ratios are non-regulatory capital measures that we believe are meaningful because they are frequently used by investors and credit rating agencies to measure our financial leverage. Those ratios, which are non-GAAP financial measures, are as follows at March 31, 2007:

	Non- regulatory capital ratios
	Tangible common equity	Common equity
March 31, 2007	6.47%	10.13%
December 31, 2006	6.32%	9.99%

Tangible common equity ratio increases were a result of the growth in common shareholders’ equity increasing at a faster rate than tangible assets. The following table sets forth the reconciliation of common shareholders’ equity to tangible common equity and total assets to tangible assets.

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Common shareholders’ equity	$747,760	$736,418
Less: goodwill and other intangibles	(289,085)	(288,994)

Tangible common equity	$458,675	$447,424

Total assets	$7,382,328	$7,371,134
Less: goodwill and other intangibles	(289,085)	(288,994)

Tangible assets	$7,093,243	$7,082,140

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under contractual obligations for the items indicated below as of March 31, 2007.

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Deposits	$5,308,937	$4,935,376	$321,185	$1,456	$50,920
Long-term borrowings	683,984	—	302,962	200,094	180,928
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	63,145	—	—	—	63,145

Total accrued contractual obligations	6,056,066	4,935,376	624,147	201,550	294,993

Operating lease obligations	116,840	21,215	47,164	11,075	37,386
Purchase obligations	7,095	7,095	—	—	—

Total off-balance sheet arrangements	123,935	28,310	47,164	11,075	37,386

Total contractual obligations	$6,180,001	$4,963,686	$671,311	$212,625	$332,379

Other information:
Contingent payments	$5,401	$—	$5,401	$—	$—
Commitments to fund loans	$1,389,140	$1,389,140	$—	$—	$—
Commitments under letters of credit	$104,565	$104,565	$—	$—	$—

The obligations are categorized by their contractual maturity dates. The actual or expected maturity dates for these obligations may vary from their contractual due dates. Approximately $311.3 million of commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the loan funding commitments relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. See “Note 6 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for a further description of contingent payments, which is incorporated herein by reference.

We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Purchase obligations represent unaccrued and unfunded commitments totaling $7.1 million on certain equity investments in venture capital funds and partnerships and corporations that invest in CRA qualified assets. See “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a description of these unaccrued and unfunded commitments.

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

Changes to the Composition of our Reportable Business Segments and Other Information

During 2007 and 2006, we changed the composition of our reportable business segments, the computation of certain intersegment interest income and expenses, and how we allocate the allowance for loan and lease losses, certain liabilities, revenues, and expenses. See “Note 10 – Business Segments” of the Notes to Consolidated Financial Statements for a description of these changes.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Community Banking

We provide a wide range of commercial banking and financial services to small- and medium-sized businesses, real estate developers and property managers, business executives, professionals, and other individuals.

Key measures we use to evaluate community banking’s performance are included in the following table as of and for the three months ended March 31, 2007 and March 31, 2006. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2007	2006
Key Measures:
Statement of operations:
Interest income	$59,162	$56,533
Interest expense	24,831	17,357

Net interest income before intersegment interest income	34,331	39,176
Intersegment interest income	16,991	20,136

Net interest income before (reversal of) / provision for credit losses	51,322	59,312
(Reversal of) / provision for credit losses	59	(1,200)

Net interest income after (reversal of) / provision for credit losses	51,263	60,512
Non-interest income	3,812	3,640
Operating expenses	16,005	14,461

Income before provision for income taxes and intercompany allocation	$39,070	$49,691

Balance sheet:
Assets	$2,995,969	$3,024,916
Deposits	$4,228,039	$4,445,706
Other Significant Segment Measures:
Average loans	$2,989,672	$3,017,330
Yield earned on loans	8.02%	7.60%
Net (charge-offs) / recoveries	$(1,016)	$975
Average interest-bearing deposits	$3,158,510	$3,379,751
Rate paid on deposits	3.19%	2.08%
Compensation and benefits	$9,614	$9,259
Interest income received from other segments	$16,991	$20,136

During the three months ended March 31, 2007, community banking’s income before provision for income taxes and intercompany allocations decreased 21.4% to $39.1 million, compared to $49.7 million for the same period in 2006. This decrease is primarily due to a decrease in net interest income, a decrease in intersegment interest income, a decrease in the reversal of provision for credit losses, and an increase in operating expenses partially offset by an increase in non-interest income.

Net Interest Income after Provision for Credit Losses: Net interest income after provision for credit losses decreased to $51.3 million during the three months ended March 31, 2007, compared to $60.5 million for the same period in 2006. The $9.2 million decrease reflects a $1.3 million increase in the provision for credit losses, a $7.5 million increase in interest expense on deposits, and a $3.2 million decrease in interest income received from other segments. This was partially offset by a $2.6 million increase in interest income on loans.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The specific factors affecting interest income, interest expense, intersegment interest income, and the provision for credit losses include the following for the three months ended March 31, 2007, compared to the same period in 2006:

•

Interest income on loans was $59.2 million for the three months ended March 31, 2007, compared to $56.5 million during the same period in 2006. This increase is primarily the result of an increase in the average yield earned on loans, which reflects higher market interest rates during the first quarter of 2007 compared to the same period in 2006. The average yield earned on loans during the three months ended March 31, 2007 was 42 basis points higher than in the same period for 2006;

•

Interest expense on deposits increased to $24.8 million for the three months ended March 31, 2007, compared to $17.4 million during the same period in 2006. These increases were primarily due to a 111 basis point increase in the average interest rates paid, which reflects higher market interest rates. The effect of a higher rate paid on deposits was partially offset by a decrease in average deposit balances during the three months ended March 31, 2007, compared to the same period in 2006;

•

Intersegment interest income decreased to $17.0 million for the three months ended March 31, 2007, compared to $20.1 million for the same period in 2006. The decrease is primarily due to a decrease in average deposit balances; and

•

The provision for credit losses increased to $59,000 for the three months ended March 31, 2007, compared to a $1.2 million reversal for the same period in 2006. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs.

Non-interest Income: Community banking’s non-interest income increased slightly during the three months ended March 31, 2007, compared to 2006 primarily as a result of warrant investment appreciation partially offset by a decrease in service charges and other fee income. Warrant income was $507,000 for the three months ended March 31, 2007, compared to $0 for the same period in 2006. Service charges and other fee income was $2.2 million during the three months ended March 31, 2007, compared to $2.7 million for the same period in 2006. Service charges and other fee income decreased primarily due to the decline in demand deposit account balances.

Operating Expenses: Community banking’s operating expense increased during the three months ended March 31, 2007, compared to the same period in 2006 primarily as a result of an increase in compensation and benefits, occupancy expense, and other miscellaneous expense. Compensation and benefits was $9.6 million during the three months ended March 31, 2007, compared to $9.3 million for the same period in 2006. The increase in compensation and benefits is primarily due to additions to staff in the areas of community banking administration and business development. Occupancy expenses were $3.7 million during the three months ended March 31, 2007, compared to $3.2 million for the same period in 2006. The increase in occupancy expense was a result of an increase in the rental rates.

Balance Sheet: Community banking’s loan balance was $3.0 billion at March 31, 2007, reflecting a decrease of $54.4 million from December 31, 2006.

Deposits were $4.2 billion at March 31, 2007, a decrease of $2.0 million from December 31, 2006.

Treasury

Treasury manages the Company’s investment portfolio, wholesale funding, and liquidity position. Treasury’s assets are primarily comprised of the securities portfolio, Federal funds sold, and purchased residential mortgage loans. Treasury’s liabilities include wholesale fundings, which are comprised of brokered and institutional time deposits and borrowings. Treasury provides intersegment funding to support customer lending activity and purchases funds raised from core deposit gathering activities.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Key measures we use to evaluate treasury’s performance are included in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2007	2006
Key Measures:
Statement of operations:
Interest income	$20,851	$19,344
Interest expense	28,223	19,240

Net interest income before intersegment interest income (expense)	(7,372)	104
Intersegment interest income (expense)	2,670	(4,493)

Net interest income before reversal of provision for credit losses	(4,702)	(4,389)
Reversal of provision for credit losses	(21)	(94)

Net interest income after reversal of provision for credit losses	(4,681)	(4,295)
Non-interest income	(680)	55
Operating expenses	—	423

Loss before provision for income taxes and intercompany allocation	$(5,361)	$(4,663)

Balance sheet:
Assets	$2,030,759	$1,880,395
Deposits	$1,042,455	$637,390
Other Significant Segment Measures:
Average loans	$214,274	$235,385
Yield earned on loans	4.48%	4.45%
Average securities	$1,531,683	$1,507,576
Yield earned on securities	4.81%	4.60%
Average interest-bearing deposits	$1,024,396	$530,810
Rate paid on deposits	5.32%	4.51%
Interest income / (expense) received from / (paid to) other segments	$2,670	(4,493)

During the three months ended March 31, 2007, treasury had a loss before provision for income taxes and intercompany allocations of $5.4 million, compared to a $4.7 million loss during the same period in 2006. The increased loss during the three months ended March 31, 2007 is due to changes in its balance sheet mix and changes in interest rates.

The decrease in net interest income during the three months ended March 31, 2007 reflects an increase in the rate paid for intersegment borrowings and increases in maturing wholesale fundings in the context of a rising rate environment. The increases in rates paid on, and levels of, borrowings and wholesale fundings were not fully recovered by treasury through increases in interest income received from other segments. As a result, interest expense increased at a more rapid rate than interest income during the three months ended March 31, 2007.

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

Net Interest Income: Net interest income after provision for credit losses was a $4.7 million loss during the three months ended March 31, 2007, compared to a $4.3 million loss during the same period in 2006. The specific factors affecting net interest income after provision for credit losses include the following:

•	Interest income on securities increased to $18.2 million during the three months ended March 31, 2007, compared to $17.1 million during the same period in 2006;

Greater Bay Bancorp

Quarterly Report on Form 10-Q

•

Interest income on Federal funds sold was $815,000 during the three months ended March 31, 2007, compared to $132,000 during the same period in 2006. The increase during the first quarter of 2007 was primarily a result of an increase in the rate received, in addition to an increase in the average Federal funds sold balance. The increase in the average yield earned on Federal funds sold reflects higher market interest rates during the three months ended March 31, 2007, compared to the same period in 2006;

•

Interest expense on brokered and institutional deposits was $13.4 million during the three months ended March 31, 2007, compared to $5.9 million during the same period in 2006. This increase was primarily due to an increase in the average deposit balance as well as an increase in the interest rate paid on deposits;

•

Interest expense on borrowings was $14.8 million during the three months ended March 31, 2007, compared to $13.1 million during the same period in 2006. This increase was due to an increase in the average rate paid as well as an increase in the average balance of short-term borrowings; and

•

Treasury’s intersegment interest income / (expense) is dependent on the funding provided by and the funding requirements of the other segments, primarily that of community banking, Matsco and “all other segments”. For the three months ended March 31, 2007 as compared to the same period in 2006, community banking’s average deposit balances decreased, resulting in a reduction of interest paid by treasury to community banking. Also, for the three months ended March 31, 2007 as compared to the same period in 2006, funding requirements for Matsco and “all other segments” increased due to loan portfolio growth and an increase in the cost of funds resulted in an increase in the interest received by treasury from those segments. As a result of those factors, intersegment interest income / (expense) (representing net interest charges received from / (paid to) the other segments) for treasury increased to $2.7 million of income during the three months ended March 31, 2007, compared to $4.5 million of expense during the same period in 2006.

Non-interest Income: Non-interest income is primarily comprised of gains and losses on securities and other equity investments. During the three months ended March 31, 2007, other income included $216,000 on securities losses and $329,000 in losses reflecting changes in the fair value of CRA investments.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Matsco

Our Matsco division offers financial products and services to meet the needs of dentists and veterinarians. Matsco’s principal financial products include practice start-up financing, practice expansion financing, practice acquisition financing, working capital, equipment financing and financing for retirement planning. These products are structured as either loans or equipment leases.

Key measures we use to evaluate Matsco’s performance are included in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2007	2006
Key Measures:
Statement of operations:
Interest income	$19,698	$16,954
Interest expense	—	—

Net interest income before intersegment interest expense	19,698	16,954
Intersegment interest expense	(9,971)	(7,863)

Net interest income before reversal of provision for credit losses	9,727	9,091
Reversal of provision for credit losses	(1,985)	(3,508)

Net interest income after reversal of provision for credit losses	11,712	12,599
Non-interest income	1,064	842
Operating expenses	3,396	3,211

Income before provision for income taxes and intercompany allocation	$9,380	$10,230

Balance sheet:
Assets	$1,024,817	$912,703
Other Significant Segment Measures:
Average loans and leases	$983,426	$877,249
Yield earned on loans and leases	8.12%	7.84%
Net recoveries / (charge-offs)	$467	$(732)
Compensation and benefits	$2,282	$1,987
Interest expense paid to other segments	$(9,971)	$(7,863)

During the three months ended March 31, 2007, Matsco’s income before provision for income taxes and intercompany allocation decreased 8.3% to $9.4 million, compared to $10.2 million during the same period in 2006. The decrease during the three months ended March 31, 2007 was primarily due to an increase in intersegment interest expense and a decrease in the reversal of provision for credit losses partially offset by an increase in interest income.

Net Interest Income after Provision for Credit Losses: Net interest income after provision for credit losses decreased to $11.7 million during the three months ended March 31, 2007, compared to $12.6 million during the same period in 2006. The decrease is primarily due to an increase in intersegment interest expense and a decrease in the reversal of provision for credit losses, offset by an increase in interest income. The specific factors affecting interest income, intersegment interest expense, and the provision for credit losses include the following for the three months ended March 31, 2007, compared to the same period in 2006:

•

Interest income on loans and leases was $19.7 million for the three months ended March 31, 2007, compared to $17.0 million during the same period in 2006. This increase is primarily the result of an increase in the average balance of loans and leases, in addition to an increase in the average yield earned on loans and leases. The higher yield reflects higher market interest rates during the first quarter of 2007 compared to the same period in 2006. The average yield earned on loans and leases during the three months ended March 31, 2007 was 28 basis points higher than in the same period for 2006;

Greater Bay Bancorp

Quarterly Report on Form 10-Q

•

Intersegment interest expense increased to $10.0 million for the period ended March 31, 2007 as compared to $7.9 million for the same period in 2006. The increase is primarily due to increased intersegment borrowing to support the increased lending activity in addition to an increase in the cost of funding; and

•

The reversal of provision for credit losses decreased by $1.5 million during the three months ended March 31, 2007, compared to the same period in 2006. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs.

ABD

ABD is a commercial insurance brokerage and employee benefits consulting firm with offices located in California, Colorado, Nevada, Oregon, and Washington. ABD markets commercial, personal property, casualty, employee benefits, life, and retirement insurance products and provides risk management consulting services on a nationwide basis.

Key measures we use to evaluate insurance brokerage services’ performance are included in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	As of and for the three months ended March 31,
(Dollars in thousands)	2007	2006
Key Measures:
Statement of operations:
Interest income	$75	$31
Interest expense	16	32

Net interest income before intersegment interest income (expense)	59	(1)
Intersegment interest income (expense)	(2)	97

Net interest income after intersegment interest expense	57	96
Insurance commissions and fees and non-interest income	44,282	45,005
Operating expenses	36,450	36,144

Income before provision for income taxes and intercompany allocation	$7,889	$8,957

Balance sheet:
Assets (1)	$359,115	$372,001
Other Significant Segment Measures:
Insurance commissions and fees	$44,102	$44,811
Compensation and benefits	$27,472	$26,940
Interest income / (expense) received from / (paid to) other segments	$(2)	$97

(1)	Assets include goodwill of $213.4 million and $210.1 million as of March 31, 2007 and 2006, respectively.

ABD’s income before provision for income taxes and intercompany allocation decreased to $7.9 million during the three months ended March 31, 2007, from $9.0 million during the same period in 2006, primarily due to a decrease in insurance commissions and fees.

ABD’s primary source of revenue is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. These revenues were $44.1 million during the three months ended March 31, 2007, as compared to $44.8 million during the same period in 2006. This decrease was primarily a result of a reduction in contingent

Greater Bay Bancorp

Quarterly Report on Form 10-Q

commissions and override receipts. Excluding these revenues, insurance commissions and fees were relatively flat compared to the same period in 2006 in spite of an industry-wide acceleration in premium level reductions. ABD’s net inflow of new business was sufficient to offset the impact of the reductions in premium levels.

Recent Accounting Developments

See “Note 12 – Recent Accounting Developments” of the Notes to Consolidated Financial Statements for additional information and a description of the recent accounting developments, which is incorporated herein by reference.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity and Cash Flow” for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

Interest Rate Risk

We manage our interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk, and capital structure. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Under a Board-approved policy, the Board of Directors has delegated the oversight of asset liability management to the Board Asset Liability Committee, and the Management Asset Liability Committee, a committee comprised of senior executive management. Two common measures used to monitor interest rate risk are economic value interest rate sensitivity and forecasted net interest income rate sensitivity.

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

	Projected change in economic value
Change in interest rates	March 31, 2007	March 31, 2006
100 basis point rise	1.5%	1.2%
100 basis point decline	-2.8%	-2.4%

The economic value of portfolio equity sensitivity from March 31, 2006 to March 31, 2007 has shifted slightly due to changes in wholesale rates, a change in the composition of customer loans, leases, deposits, and wholesale borrowing maturities.

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

	Projected change in net interest income
Change in interest rates	March 31, 2007	March 31, 2006
100 basis point rise	0.8%	0.6%
100 basis point decline	-0.2%	-0.3%

Net interest income sensitivity from March 31, 2006 to March 31, 2007 remains neutral.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Equity Market Price Risk

We are exposed to equity market risk through our investments in stocks and warrants. The fair value of stock investments was $1.8 million at March 31, 2007 and $2.0 million at December 31, 2006. See “Note 2 – Securities “ of the Notes to Consolidated Financial Statements for a description of these securities. The fair value of warrant investments was $2.0 million at March 31, 2007 and $1.6 million at December 31, 2006. See “Note 9 – Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of these warrants.

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of March 31, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

PART II

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2007.

Set forth below is certain information regarding repurchases of the our common stock during the periods presented:

(Dollars in thousands, except per share amounts)	Total number of shares of common stock purchased (1)	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs	Approximate dollar value of shares of common stock that may yet be purchased under the plans or programs
January 1, 2007 through January 31, 2007	5,630	$26.18	—	$25,654
February 1, 2007 through February 28, 2007	—	$—	—	$25,654
March 1, 2007 through March 31, 2007	119,342	$26.91	118,589	$22,462

Total	124,972	$26.88	118,589	$22,462

(1)	Includes shares surrendered in connection with the payment of either the exercise price or withholding taxes due with respect to outstanding stock options or restricted stock grants.

On March 23, 2005, we announced a Common Stock repurchase program that authorized the purchase of $80.0 million in Common Stock. As of March 31, 2007, there was $22.5 million remaining under the repurchase program.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

Greater Bay Bancorp

Quarterly Report on Form 10-Q

ITEM 6. Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
2	Agreement and Plan of Reorganization, dated as of May 4, 2007, by and between Wells Fargo & Company and Greater Bay Bancorp (1)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Option Agreement, dated as of May 4, 2007, between Wells Fargo & Company (as issuer) and Greater Bay Bancorp (as grantee) (1)

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 9, 2007.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp (Registrant)

By:	/s/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: May 10, 2007

Greater Bay Bancorp

Quarterly Report on Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2	Agreement and Plan of Reorganization, dated as of May 4, 2007, by and between Wells Fargo & Company and Greater Bay Bancorp (1)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Option Agreement, dated as of May 4, 2007, between Wells Fargo & Company (as issuer) and Greater Bay Bancorp (as grantee) (1)

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 9, 2007.