Form 10-Q
period 2007-06-30
GREATER BAY BANCORP
filed 2007-08-07
CIK 775473

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding shares of Common Stock, no par value, as of June 30, 2007: 51,159,426

Greater Bay Bancorp

Quarterly Report on Form 10-Q

i

Greater Bay Bancorp

Quarterly Report on Form 10-Q

INDEX (continued)

ii

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Item 1. Financial Information

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except per share amounts)	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$154,464	$170,365
Securities:
Securities available-for-sale, at fair value	902,561	1,049,160
Securities held-to-maturity, at amortized cost (fair value: $421,900 and $446,140)	423,383	445,825
Securities trading, at fair value	1,218	1,351
Other securities	42,427	46,761

Total securities	1,369,589	1,543,097
Loans, net of deferred fees and costs	5,052,204	4,905,841
Allowance for loan and lease losses	(64,110)	(68,025)

Total loans and leases, net	4,988,094	4,837,816
Property, premises and equipment, net	76,682	86,263
Goodwill	246,016	246,016
Other intangible assets	41,150	42,978
Other assets	453,074	444,599

Total assets	$7,329,069	$7,371,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$5,299,422	$5,257,183
Borrowings	1,002,014	1,006,766
Other liabilities	258,201	254,812

Total liabilities	6,559,637	6,518,761

Minority interest:
Preferred stock of real estate investment trust subsidiaries	12,943	12,861

Commitments and contingencies (Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock, 10,500,000 shares authorized:
Series B Preferred Stock, $50.00 stated value: 2,400,000 shares originally designated; 0 and 2,021,079 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	103,094
Common Stock, no par value: 160,000,000 shares authorized; 51,159,426 and 50,937,731 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	309,210	297,853
Accumulated other comprehensive loss	(30,237)	(30,328)
Retained earnings	477,516	468,893

Total shareholders’ equity	756,489	839,512

Total liabilities and total shareholders’ equity	$7,329,069	$7,371,134

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
		(Restated)		(Restated)
INTEREST INCOME
Loans and leases	$97,976	$91,074	$192,885	$178,294
Securities:
Taxable	15,365	16,030	31,953	31,653
Tax - exempt	1,065	1,043	2,148	2,048

Total interest on securities	16,430	17,073	34,101	33,701
Other interest income	849	174	1,748	341

Interest income	115,255	108,321	228,734	212,336

INTEREST EXPENSE
Deposits	41,042	27,941	79,805	51,702
Long-term borrowings	10,369	11,599	20,690	21,989
Short-term borrowings	4,388	2,947	8,876	5,930

Interest expense	55,799	42,487	109,371	79,621

Net interest income	59,456	65,834	119,363	132,715
Reversal of provision for credit losses	(418)	(1,886)	(1,491)	(7,890)

Net interest income after reversal of provision for credit losses	59,874	67,720	120,854	140,605

NON-INTEREST INCOME
Insurance commissions and fees	43,541	40,235	87,439	84,835
Rental revenue on operating leases	4,215	4,790	8,537	9,740
Service charges and other fees	2,239	2,368	4,435	4,908
Loan and international banking fees	2,359	1,718	4,406	3,513
Income on bank owned life insurance	2,107	1,922	3,833	3,833
Trust fees	1,097	1,127	2,151	2,182
Other income	2,633	4,610	5,854	6,525

Total non-interest income	58,191	56,770	116,655	115,536

OPERATING EXPENSES
Compensation and benefits	55,709	50,906	114,471	108,462
Occupancy	8,606	8,229	16,749	16,598
Legal costs and other professional fees	5,076	3,884	9,199	7,637
Depreciation—equipment leased to others	3,270	3,917	6,663	7,920
Equipment	2,713	2,964	5,321	5,916
Marketing	2,855	2,232	5,086	4,955
Telephone, postage and supplies	1,844	2,102	3,661	4,207
Amortization of intangibles	1,896	1,689	3,358	3,329
Data processing	1,409	1,180	3,209	2,338
Other expenses	7,094	5,872	13,413	12,158

Total operating expenses	90,472	82,975	181,130	173,520

Income before provision for income taxes and cumulative effect of accounting change	27,593	41,515	56,379	82,621
Provision for income taxes	10,105	15,423	21,132	30,429

Income before cumulative effect of accounting change	17,488	26,092	35,247	52,192
Cumulative effect of accounting change, net of tax	—	—	—	130

Net income	$17,488	$26,092	$35,247	$52,322

Income available to common shareholders (See Note 9)	$18,170	$24,270	$34,098	$48,668

Basic net income per common share:
Prior to cumulative effect of change in accounting principle	$0.36	$0.48	$0.67	$0.97
Cumulative effect of change in accounting principle	—	—	—	—

	$0.36	$0.48	$0.67	$0.97

Diluted net income per common share:
Prior to cumulative effect of change in accounting principle	$0.35	$0.47	$0.66	$0.94
Cumulative effect of change in accounting principle	—	—	—	—

	$0.35	$0.47	$0.66	$0.94

Cash dividend declared per share of Common Stock	$0.1600	$0.1575	$0.3200	$0.3150

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
		(Restated)		(Restated)
Net income	$17,488	$26,092	$35,247	$52,322

Other comprehensive income / (loss):
Unrealized net losses on securities:
Unrealized net holding losses (net of taxes arising during the period of $3.2 million, and $1.9 million for the three months ended June 30, 2007 and 2006, and $558,000 and $6.0 million for the six months ended June 30, 2007 and 2006 respectively)	(4,494)	(2,776)	(786)	(8,331)
Reclassification adjustment for net gains and applicable amortization included in net income, net of taxes	(384)	(3)	(234)	(100)

Net change	(4,878)	(2,779)	(1,020)	(8,431)

Additional minimum pension liability adjustments:
Amortization of prior service costs (net of taxes of $394,000 and $789,000 for the three and six months ended June 30, 2007 and $59,000 for both the three and six months ended June 30, 2006)	470	141	941	141
Reclassification adjustment for net losses included in net income, net of taxes	85	—	170	—

Net change	555	141	1,111	141

Other comprehensive income / (loss)	(4,323)	(2,638)	91	(8,290)

Comprehensive income	$13,165	$23,454	$35,338	$44,032

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the six month ended June 30, 2007 and 2006 (Dollars in thousands, except per share amounts)	Common Stock		Unearned compensation	Accumulated other comprehensive loss	Retained earnings	Preferred Stock		Total shareholders’ equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	50,937,731	$297,853	$—	$(30,328)	$468,893	2,021,079	$103,094	$839,512
Net income	—	—	—	—	35,247	—	—	35,247
Cumulative effect of accounting change—adoption of FIN 48	—	—	—	—	(4,542)	—	—	(4,542)
Other comprehensive income, net of taxes	—	—	—	91	—	—	—	91
Conversion of convertible preferred stock	16,854	515	—	—	—	(10,093)	(515)	—
Share-based compensation on stock options and restricted stock grants	—	4,261	—	—	—	—	—	4,261
Stock options exercised	211,583	4,096	—	—	—	—	—	4,096
Tax benefit on stock options exercised	—	564	—	—	—	—	—	564
Restricted stock grants	90,577	—	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	21,270	555	—	—	—	—	—	555
Common stock repurchased	(118,589)	(664)	—	—	(2,527)	—	—	(3,191)
Preferred stock redeemed	—	2,030	—	—	—	(2,010,986)	(102,579)	(100,549)
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(3,179)	—	—	(3,179)
Cash dividend declared of $0.3200 per share of Common Stock	—	—	—	—	(16,376)	—	—	(16,376)

Balance, June 30, 2007	51,159,426	$309,210	$—	$(30,237)	$477,516	—	$—	$756,489

(Restated)
Balance, December 31, 2005	49,906,058	$276,670	$(4,588)	$(27,683)	$428,225	2,026,553	$103,387	$776,011
Income before cumulative effect of accounting change	—	—	—	—	52,192	—	—	52,192
Cumulative effect of accounting change—adoption of SFAS 123R	—	(4,812)	4,588	—	130	—	—	(94)

Net income					52,322	—
Cumulative effect of accounting change—adoption of SAB 108	—	6,033	—	—	(6,322)	—	—	(289)
Other comprehensive loss, net of taxes	—	—	—	(8,290)	—	—	—	(8,290)
7.25% convertible preferred stock issued in purchase accounting transaction—valuation adjustment	—	—	—	—	—	(5,428)	(290)	(290)
Conversion of convertible preferred stock	11	—	—	—	—	—	—	—
Share-based compensation on stock options and restricted stock grants	—	1,313	—	—	—	—	—	1,313
Stock options exercised	591,255	10,810	—	—	—	—	—	10,810
Tax benefit on stock options exercised	—	1,725	—	—	—	—	—	1,725
Restricted stock grants	397,864	—	—	—	—	—	—	—
Stock issued in Dividend Reinvestment Plan	21,540	572	—	—	—	—	—	572
Cash dividend on convertible Series B Preferred Stock	—	—	—	—	(3,663)	—	—	(3,663)
Cash dividend declared of $0.3150 per share of Common Stock	—	—	—	—	(15,821)	—	—	(15,821)

Balance, June 30, 2006	50,916,728	$292,311	$—	$(35,973)	$454,741	2,021,125	$103,097	$814,176

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2007	2006
		(Restated)
Cash flows—operating activities
Net income	$35,247	$52,322
Reconcilement of net income to operating cash flows, net
Reversal of provision for credit losses	(1,491)	(7,890)
Depreciation and amortization	11,702	13,770
Amortization of intangible assets	3,359	3,329
Net amortization / (accretion) of premium / (discount) on borrowings	643	(154)
Deferred income taxes, net of effect of adoption of FIN 48	11,529	(2,239)
Share-based compensation, net of cumulative effect of adoption of SFAS No. 123R	4,261	1,089
Tax benefit on the exercise of share-based awards	571	1,725
Excess tax benefit on the exercise of share-based awards	(482)	(810)
Gains on securities and other investments, net	(3,960)	(5,291)
Gain on of disposal of property, premises and equipment	(886)	(691)
Income on bank owned life insurance policies	(3,833)	(3,833)
Donation of appreciated securities and other assets to the Greater Bay Bancorp Foundation	482	246
Changes in assets and liabilities:
Insurance premiums receivable	(9,210)	(23,553)
Accrued interest receivable	2,661	(342)
Other assets	(10,981)	(3,601)
Accrued interest payable	(1,120)	3,220
Other liabilities	5,777	(4,487)

Operating cash flows, net	44,269	22,810

Cash flows—investing activities
Maturities and partial paydowns on securities:
Held-to-maturity	40,785	42,485
Available-for-sale	59,915	66,574
Other securities and other investments	3,038	718
Purchase of securities:
Held-to-maturity	(17,542)	(42,948)
Available-for-sale	—	(151,240)
Other securities and other investments	(2,370)	(5,388)
Proceeds from sale of securities:
Available-for-sale	83,589	—
Other securities and other investments	8,006	1,202
Loans originated and purchased net of principal collections	(147,901)	(48,503)
Payment for business combinations	(4,916)	(3,962)
Purchase of property, premises and equipment	(3,573)	(4,655)
Proceeds from disposal of property, premises and equipment	2,143	2,266
Purchase of insurance policies	—	(934)

Investing cash flows, net	21,174	(144,385)

(Continued on next page)

See notes to unaudited consolidated financial statements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2007	2006
		(Restated)
Cash flows—financing activities
Net change in deposits	42,239	(36,306)
Net change in short-term borrowings with original maturities of three months or less	(154,000)	60,000
Proceeds from other short-term borrowings	130,000	70,000
Principal repayment—other short-term borrowings	(743)	(80,000)
Proceeds from long-term borrowings	25,000	280,668
Principal repayment—long-term borrowings	(5,000)	(719)
Repurchase and repayment of CODES	—	(81,672)
Proceeds from exercise of stock options	4,096	10,810
Excess tax benefit on the exercise of share-based awards	482	810
Proceeds from sale of Common Stock	555	572
Repurchase of Common Stock	(3,191)	—
Redemption of convertible preferred stock	(100,549)	—
Cash dividends on Common Stock	(16,142)	(15,450)
Cash dividends on convertible preferred stock	(3,179)	(3,663)
Dividends paid on preferred stock of real estate investment trusts	(912)	(912)

Financing cash flows, net	(81,344)	204,138

Net change in cash and cash equivalents	(15,901)	82,563
Cash and cash equivalents at beginning of period	170,365	152,153

Cash and cash equivalents at end of period	$154,464	$234,716

Cash flows—supplemental disclosures
Cash paid during the period for:
Interest	$111,403	$77,313

Income taxes	$10,793	$30,840

Non-cash transactions:
Conversion of convertible preferred stock	$515	$—

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

On May 4, 2007, we executed a definitive merger agreement with Wells Fargo & Company (or “Wells Fargo”) pursuant to which each outstanding share of our Common Stock will be exchanged for Wells Fargo common stock. Consummation of the merger is subject to shareholder and regulatory approvals and other customary closing conditions. See “Note 2—Announced Merger with Wells Fargo” for additional information regarding the merger.

The Consolidated Balance Sheet as of June 30, 2007, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows, and Shareholders’ Equity for the three and six months ended June 30, 2007 have been prepared by Greater Bay Bancorp and are not audited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending December 31, 2007.

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

Variable interest entities, as defined in the Financial Accounting Standards Board (or “FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, are required to be consolidated by a company if that company is the primary beneficiary of that entity. We are not the primary beneficiary of any variable interest entities in which we do not also hold a majority voting interest. The following describes our investments in various variable interest entities that do not meet the requirements for consolidation as we are not the primary beneficiary:

•

We have investments in other equity investments, including low income housing tax credit partnerships, venture capital funds, and partnerships and corporations that invest in Community Reinvestment Act (or “CRA”) qualified assets totaling $29.1 million at June 30, 2007 and $30.0 million at December 31, 2006. See “Other Equity Investments” below for a description of these investments.

•

We have investments in Trusts, totaling $5.3 million at June 30, 2007 and $5.4 million at December 31, 2006, that have issued Trust Preferred Securities. See “Note 8—Borrowings” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for a description of these investments.

Our results of operations reflect our 2006 adoption of the Securities and Exchange Commission (or “SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (or “SAB 108”). In accordance with the adoption of SAB 108, we adjusted our opening retained earnings as of January 1, 2006 along with our consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2006 to reflect certain changes in accounting. As a result of these adjustments, net income for the three and six months ended June 30, 2006 increased from $25.1 million and $51.0 million, respectively, as originally reported to $26.1 million and $52.3 million respectively, as adjusted. For additional information on our adoption of SAB 108 see “Note 2 – Adoption of SAB 108” to the Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”), as described in “Note 10—Income Taxes”.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Nature of Operations

We provide a wide range of financial services, including commercial and consumer loan and depository services, and other traditional banking services through the Bank’s office network. In addition, we offer specialty finance products, including asset-based lending, accounts receivable factoring, loans to small businesses on which the U.S. Small Business Administration (or “SBA”) generally provides guarantees, capital lease equipment financing, and loans and lease products tailored to the dental and veterinary health professions.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, interest-earning deposits in other banks, and certain other short-term securities with original maturities of less than ninety days. Generally, Federal funds are sold for one-day periods. The Bank is required by the Board of Governors of the Federal Reserve System (or “Federal Reserve”) to maintain non-interest-earning cash reserves against certain deposit accounts. The required reserves totaled $5.0 million at both June 30, 2007 and December 31, 2006.

Cash and cash-equivalents include interest-earning deposits in other banks of $9.0 million at June 30, 2007 and $9.8 million at December 31, 2006. We also had $20.0 million in interest-bearing overnight Federal funds sold at June 30, 2007. There were no other interest-earning assets included in cash and cash-equivalents at December 31, 2006.

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

	Carrying value		Additional unfunded commitments
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Low income housing tax credit partnerships	$9,399	$10,247	$708	$708
Venture capital funds	11,868	10,398	2,098	2,669
CRA related investments	7,866	9,359	5,930	4,841

	$29,133	$30,004	$8,736	$8,218

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

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance—March 31, 2007	$(16,563)	$(9,351)	$(25,914)
Other comprehensive loss	(4,878)	555	(4,323)

Balance—June 30, 2007	$(21,441)	$(8,796)	$(30,237)

Balance—March 31, 2006	$(28,235)	$(5,100)	$(33,335)
Other comprehensive loss	(2,779)	141	(2,638)

Balance—June 30, 2006	$(31,014)	$(4,959)	$(35,973)

(Dollars in thousands)	Unrealized losses on securities	Additional minimum pension liability	Accumulated other comprehensive loss
Balance—December 31, 2006	$(20,421)	$(9,907)	$(30,328)
Other comprehensive income	(1,020)	1,111	91

Balance—June 30, 2007	$(21,441)	$(8,796)	$(30,237)

Balance—December 31, 2005	$(22,583)	$(5,100)	$(27,683)
Other comprehensive loss	(8,431)	141	(8,290)

Balance—June 30, 2006	$(31,014)	$(4,959)	$(35,973)

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 2—Announced Merger with Wells Fargo

On May 4, 2007, we executed an Agreement and Plan of Reorganization with Wells Fargo (the “Merger Agreement”), pursuant to which a wholly owned subsidiary of Wells Fargo will merge with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly owned subsidiary of Wells Fargo.

Subject to the terms and conditions of the Merger Agreement, each holder of our common stock will receive, for each share of our common stock held, that number of shares of Wells Fargo common stock determined based on an exchange ratio described in the Merger Agreement. The exchange ratio depends upon the average of the volume weighted average price of Wells Fargo common stock for each of the ten trading days preceding the shareholders’ meeting to approve the Merger Agreement (the “Measurement Price”). If the Measurement Price is greater than $32.175 and less than $39.325, the exchange ratio will be determined by dividing $28.50 by the Measurement Price. If the Measurement Price is equal to or less than $32.175, then the exchange ratio will be 0.8858. If the Measurement Price is greater than or equal to $39.325, then the exchange ratio will be 0.7247. Assuming a value of $28.50 per Greater Bay share, the total transaction value would be approximately $1.5 billion. Greater Bay stock options that are outstanding as of the closing will be converted into options to acquire shares of Wells Fargo common stock (on the same terms as applied before the Merger, except to the extent the options vest as a result of the closing), if not exercised before that time, with appropriate adjustment to the number of shares and exercise price to reflect the exchange ratio.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of our common stock, (ii) receipt of regulatory approvals, and (iii) absence of any law or order prohibiting the closing. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) subject to certain exceptions and materiality thresholds, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants, (iii) in the case of Greater Bay, the delivery of a customary legal opinion that the merger will qualify as a tax-free reorganization for federal income tax purposes, and (iv) in the case of Wells Fargo, the number of our outstanding shares not exceeding a specified number and the number of our dissenting common shares not exceeding 15% of all of our outstanding common shares.

In connection with the Merger Agreement, the parties have entered into a stock option agreement (the “Stock Option Agreement”) pursuant to which we have granted to Wells Fargo an irrevocable option (the “Option”) to purchase, under certain circumstances, up to 19.9% of our outstanding common shares at a price, subject to certain adjustments, of $26.46 per share. Under certain circumstances, we may be required to repurchase the Option or the shares acquired pursuant to the exercise of the Option; alternatively, the Option could be surrendered to us, together with any shares purchased under such Option, in exchange for a cash payment of approximately $43.7 million. The Stock Option Agreement limits Wells Fargo’s Total Profit (as defined in the Stock Option Agreement) under the Stock Option Agreement to not more than approximately $58.1 million.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 3—Securities

The amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity are summarized below:

	As of June 30, 2007
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$82,711	$—	$(2,441)	$80,270
Mortgage and mortgage related securities	726,056	109	(29,952)	696,213
Corporate debt securities	127,230	4	(1,315)	125,919
Marketable equity securities	31	128	—	159

Total securities available-for-sale	$936,028	$241	$(33,708)	$902,561

Securities held-to-maturity:
U.S. treasury obligations	$17,251	$7	$—	$17,258
Governmental sponsored entity notes	231,300	524	(2,459)	229,365
Tax-exempt securities	90,285	946	(337)	90,894
Taxable municipal securities	671	—	(26)	645
Corporate debt securities	83,876	645	(783)	83,738

Total securities held-to-maturity	$423,383	$2,122	$(3,605)	$421,900

	As of December 31, 2006
(Dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities available-for-sale:
Governmental sponsored entity notes	$82,711	$—	$(2,460)	$80,251
Mortgage and mortgage related securities	786,268	185	(28,143)	758,310
Corporate debt securities	210,827	125	(977)	209,975
Marketable equity securities	289	342	(7)	624

Total securities available-for-sale	$1,080,095	$652	$(31,587)	$1,049,160

Securities held-to-maturity:
U.S. treasury obligations	$17,228	$13	$—	$17,241
Governmental sponsored entity notes	243,840	653	(2,032)	242,461
Tax-exempt securities	92,635	1,904	(191)	94,348
Taxable municipal securities	672	—	(25)	647
Corporate debt securities	91,450	727	(734)	91,443

Total securities held-to-maturity	$445,825	$3,297	$(2,982)	$446,140

Marketable equity securities are comprised of shares of public companies that were received either as distributions from our investments in venture capital funds, through the exercise of warrants received from clients, or in settlement of loans. These securities are classified as either available-for-sale or trading and are carried at their readily determinable fair values.

Marketable equity securities classified as trading securities have a fair value of $1.2 million and $1.4 million with an amortized cost of $1.6 million and $2.8 million at June 30, 2007 and December 31, 2006, respectively.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Other securities are summarized below at the dates indicated and include investments in Federal Reserve Bank of San Francisco and Federal Home Loan Bank (or “FHLB”) stock, and other equity securities that do not have readily determinable fair values:

	Carrying value
(Dollars in thousands)	June 30, 2007	December 31, 2006
Federal Reserve Bank and FHLB stock, at historical cost	$41,903	$46,236
Other equity securities, at historical cost	524	525

Total other securities	$42,427	$46,761

Any security for which the current fair value is less than the carrying value is considered impaired. The following table presents the fair value and unrealized loss positions of our temporarily impaired securities, categorized by whether the securities have been impaired for less than 12 months or if they have been impaired for 12 months or more as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Governmental sponsored entity notes	$—	$—	$80,271	$(2,441)	$80,271	$(2,441)
Mortgage and mortgage related securities	32,765	(400)	647,006	(29,552)	679,771	(29,952)
Corporate debt securities	23,467	(21)	100,949	(1,294)	124,416	(1,315)

Total available-for-sale securities	56,232	(421)	828,226	(33,287)	884,458	(33,708)
Held-to-maturity securities:
Governmental sponsored entity notes	14,835	(185)	164,894	(2,274)	179,729	(2,459)
Tax-exempt securities	28,110	(160)	13,448	(177)	41,558	(337)
Taxable municipal securities	—	—	645	(26)	645	(26)
Corporate debt securities	6,002	(4)	49,356	(779)	55,358	(783)

Total held-to-maturity securities	48,947	(349)	228,343	(3,256)	277,290	(3,605)

Total temporarily impaired securities	$105,179	$(770)	$1,056,569	$(36,543)	$1,161,748	$(37,313)

	As of December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Governmental sponsored entity notes	$24,288	$(712)	$55,962	$(1,748)	$80,250	$(2,460)
Mortgage and mortgage related securities	19,525	(70)	723,721	(28,073)	743,246	(28,143)
Corporate debt securities	101,262	(228)	22,325	(749)	123,587	(977)
Marketable equity securities	—	—	—	(7)	—	(7)

Total available-for-sale securities	145,075	(1,010)	802,008	(30,577)	947,083	(31,587)
Held-to-maturity securities:
U.S. treasury obligations	—	—	—	—	—	—
Governmental sponsored entity notes	14,892	(72)	177,918	(1,960)	192,810	(2,032)
Tax-exempt securities	10,604	(36)	11,508	(155)	22,112	(191)
Taxable municipal securities	—	—	646	(25)	646	(25)
Corporate debt securities	7,063	(25)	44,443	(709)	51,506	(734)

Total held-to-maturity securities	32,559	(133)	234,515	(2,849)	267,074	(2,982)

Total temporarily impaired securities	$177,634	$(1,143)	$1,036,523	$(33,426)	$1,214,157	$(34,569)

Management does not believe any individual unrealized loss represents an other-than-temporary impairment at June 30, 2007 or December 31, 2006. Unrealized losses are primarily attributable to changes in market interest rates, changes in implied interest rate volatility, and changes in the expected time distribution of interest and principal receipts. Factors considered in evaluating the securities included whether the securities were backed by U.S. government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal and interest balances. We have both the intent and the ability to hold the temporarily impaired securities for the time necessary to recover the unrealized loss.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 4—Loans and Leases, Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments and Nonperforming Assets

The following table presents our loan portfolio composition as of the dates indicated:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,147,692	43.1%	$1,996,673	41.3%
Leases	279,084	5.6	248,876	5.1
Term real estate—commercial	1,492,253	29.9	1,403,631	29.0

Total Commercial	3,919,029	78.6	3,649,180	75.4
Real estate construction and land	656,405	13.2	729,871	15.1
Residential mortgage	258,479	5.2	279,615	5.8
Real estate other	144,463	2.9	173,271	3.6
Consumer and other	66,119	1.3	68,698	1.4

Total loans and leases, gross	5,044,495	101.2	4,900,635	101.3
Deferred costs and fees, net	7,709	0.2	5,206	0.1

Total loans and leases, net of deferred costs and fees	5,052,204	101.4	4,905,841	101.4
Allowance for loan and lease losses	(64,110)	(1.4)	(68,025)	(1.4)

Total loans and leases, net	$4,988,094	100.0%	$4,837,816	100.0%

During the six months ended June 30, 2007 and the year ended December 31, 2006, we originated lease contracts with an original equipment cost of $26.3 million and $47.6 million, respectively, whose residual value is partially insured, and as a result are classified as direct financing leases.

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

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments

The following schedule shows the allowance for loan and lease losses and reserve for unfunded credit commitments for the periods indicated:

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, March 31, 2007	$65,950	$6,457	$72,407
Charge-offs	(2,371)	—	(2,371)
Recoveries	616	—	616
Reversal of provision for credit losses	(85)	(333)	(418)

Balance, June 30, 2007	$64,110	$6,124	$70,234

Balance, March 31, 2006	$74,568	$8,823	$83,391
Charge-offs	(3,396)	—	(3,396)
Recoveries	734	—	734
Reversal of provision for credit losses	(217)	(1,669)	(1,886)

Balance, June 30, 2006	$71,689	$7,154	$78,843

(Dollars in thousands)	Allowance for loan and lease losses	Reserve for unfunded credit commitments	Combined total
Balance, December 31, 2006	$68,025	$6,577	$74,602
Charge-offs	(4,236)	—	(4,236)
Recoveries	1,359	—	1,359
Reversal of provision for credit losses	(1,038)	(453)	(1,491)

Balance, June 30, 2007	$64,110	$6,124	$70,234

Balance, December 31, 2005	$82,159	$7,279	$89,438
Charge-offs	(5,490)	—	(5,490)
Recoveries	2,785	—	2,785
Reversal of provision for credit losses	(7,765)	(125)	(7,890)

Balance, June 30, 2006	$71,689	$7,154	$78,843

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Nonperforming Assets

The following table sets forth information regarding nonaccrual loans, other nonperforming assets, restructured loans, and accruing loans past due 90 days or more at the dates indicated.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Nonperforming assets:
Nonaccrual loans	$24,176	$29,865
Other nonperforming assets	215	382

Total nonperforming assets	$24,391	$30,247

Restructured loans on accrual status	$123	$133

Accruing loans past due 90 days or more	$3	$9,030

Nonaccrual loans to total loans	0.48%	0.61%
Nonperforming assets to total assets	0.33%	0.41%

Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total loans and OREO	0.49%	0.80%
Nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets	0.33%	0.53%

Interest income earned on nonaccrual loans was $45,000 during the six months ended June 30, 2007 and $933,000 during the year ended December 31, 2006. Those amounts represent interest income accrued and collected prior to the classification of the loans as nonaccrual. The amount of interest income that would have been recorded for nonaccrual loans if all such loans had performed in accordance with their original terms, was $1.6 million during the six months ended June 30, 2007 and $3.9 million during the year ended December 31, 2006.

Restructured loans totaling $4.7 million at June 30, 2007 and $4.0 million at December 31, 2006 were also on nonaccrual status and are included in nonaccrual loans above. There were no principal reduction concessions allowed on restructured loans during the six months ended June 30, 2007 or the year ended December 31, 2006. As of June 30, 2007, we do not have any commitments to lend additional funds to debtors whose loans have been restructured. Interest income from restructured loans on accrual status was zero during the six months ended June 30, 2007 and $3,000 during the year ended December 31, 2006. The additional interest income that would have accrued on restructured loans on accrual status if they had performed in accordance with their original terms would have been zero during the six months ended June 30, 2007 and the year ended December 31, 2006.

Impaired loans and their related allowance were as follows at the dates indicated:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Impaired loans with a specific reserve	$12,498	$13,946
Impaired loans without a specific reserve	11,678	15,919

Total impaired loans	$24,176	$29,865

Allowance for impaired loans	$5,742	$5,583

The average recorded investment in impaired loans, which is computed on a month-end basis, was $28.2 million during the six months ended June 30, 2007 and $39.8 million during the year ended December 31, 2006. During the six months ended June 30, 2007 and the year ended December 31, 2006, we recognized no interest income during the time the loans were deemed impaired. As of June 30, 2007 and December 31, 2006, all impaired loans were on nonaccrual status and are included in nonperforming assets.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 5—Deposits

The following table sets forth information about our deposits.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Demand, noninterest-bearing	$879,756	$1,028,245
MMDA, NOW and savings	2,527,705	2,614,349
Time certificates, $100,000 and over	805,311	892,048
Other time certificates	1,086,650	722,541

Total deposits	$5,299,422	$5,257,183

Interest payable on deposit accounts	$9,877	$11,126
Overdrawn accounts, classified as consumer loans	$336	$1,313
Institutional deposits included in total deposits:
Brokered deposits, denominated in amounts under $100,000 and included in other time certificates	$965,562	$639,313
Other institutional deposits, included in time certificates, $100,000 and over	$403,732	$403,140

There were $257.2 million and $239.2 million of brokered deposits outstanding at June 30, 2007 and December 31, 2006, respectively, that contain periodic options for us to call these time deposits, at par, prior to the scheduled maturity dates.

Note 6—Borrowings

Borrowings are detailed as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Short-term borrowings:
FHLB advances	$370,000	$344,000
Other short-term notes payable	6,124	3,738

Total short-term borrowings	376,124	347,738

Long-term borrowings:
FHLB advances	150,410	175,463
Subordinated notes	175,774	180,929
5.25% Senior Notes, Series B due March 31, 2008	149,949	149,920
5.125% Senior Notes, Series D due April 15, 2010	149,757	149,718
Other long-term notes payable	—	2,998

Total long-term borrowings	625,890	659,028

Total borrowings	$1,002,014	$1,006,766

We had $6.4 million in interest payable on borrowings at June 30, 2007, compared to $6.3 million at December 31, 2006.

Other Long-term Borrowings

At June 30, 2007, the holding company had a three-year unsecured committed credit facility under which it had $60.0 million available. Effective July 20, 2007, the holding company reduced this credit facility to $30.0 million. Under this credit facility, no advances were outstanding during the six months ended June 30, 2007 and the year ended December 31, 2006. We paid commitment fees on this credit facility totaling $63,000 during both the six month periods ended June 30, 2007 and 2006. We were in compliance with all debt covenants under this credit facility at June 30, 2007 and December 31, 2006.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Subsequent to June 30, 2007, the holding company entered into a new $125.0 million unsecured committed credit facility with Wells Fargo. See “Note 15—Subsequent Events” for a description of the credit facility.

Short-term and Long-term FHLB Advances

FHLB advances are collateralized by securities and loans pledged to the FHLB. We had securities with a carrying value of $476.3 million at June 30, 2007 and $562.7 million at December 31, 2006 and loans with a carrying value of $451.1 million at June 30, 2007 and $687.2 million at December 31, 2006 pledged to the FHLB for both short-term and long-term borrowings.

As of June 30, 2007, all outstanding long-term FHLB advances mature by December 31, 2011. During the six month periods ended June 30, 2007 and 2006, we paid an average interest rate of 5.35% and 4.59%, respectively, on these advances.

Short-term FHLB borrowings were as follows during the periods indicated:

(Dollars in thousands)	Six months ended June 30, 2007	Year ended December 31, 2006
Average balance	$341,365	$273,825
Highest balance at any month-end	$465,000	$462,000
Average interest rate during the period	4.87%	4.56%
Interest rate on advances outstanding at period end	5.12%	4.86%

Note 7—Commitments and Contingencies

Loan Commitments

In the normal course of business, the Bank became contractually obligated under various commitments and contingent liabilities, such as guarantees and commitments to extend credit that are not reflected in the accompanying consolidated financial statements. The following table provides information about the amount of these commitments at the dates indicated.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Undrawn loan commitments	$1,369,533	$1,399,975
Commitments under letters of credit	$104,047	$109,526

Loan commitments, which have fixed expiration dates and require the payment of a fee, are typically contingent upon the borrower meeting certain financial and other covenants. Approximately $295.5 million of these commitments relate to real estate construction, a portion of which is expected to fund within the next 18 months. The remainder relates primarily to revolving lines of credit or other commercial loans, many of which are expected to expire without being fully funded. Therefore, the total undrawn loan commitments do not necessarily represent future loan funding amounts. Our exposure to credit loss is limited to amounts funded or drawn.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Guarantees

In the ordinary course of business, we have issued certain guarantees, which qualify as off-balance sheet arrangements. Those guarantees include the following:

•

Financial standby letters of credit and financial guarantees with maximum undiscounted future payments of $89.4 million at June 30, 2007. Unearned fees on these guarantees were $440,000 at June 30, 2007, which we have also deemed to be the fair value of these commitments. The form of collateral that we hold for these guarantees and the amount of the unsecured portion are as follows at the date indicated:

(Dollars in thousands)	June 30, 2007
Cash	$21,452
Credit lines	38,569
Blanket liens on business assets	11,519
Real estate	1,708
Other secured	200
Unsecured	15,981

Total	$89,429

•	Guaranteed credit cards issued to our clients by an unaffiliated financial institution with combined credit limits of $4.2 million at June 30, 2007.

Other Commitments

We have equity investments, including investments in low income housing tax credit partnerships, venture capital funds, and partnerships and corporations which invest in CRA qualified assets for which we have unfunded commitments totaling $8.7 million at June 30, 2007. We have recorded a $708,000 liability for the unfunded commitments related to our investment in low income housing tax credit partnerships. Unfunded commitments for venture capital funds and CRA related investments are not recorded. Those equity investments are described in “Note 1 – Summary of Significant Accounting Policies.”

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

In 2005, our outside counsel completed a compliance review of ABD’s contingent commission arrangements and marketing practices. The report concluded that no systemic compliance problems related to contingent commissions were identified. We continue to monitor industry developments in these areas, as well as ABD’s compliance and disclosure practices.

ABD’s contingent commissions and override payments amounted to $15.8 million during the twelve months ended June 30, 2007, or 9.3% of ABD’s total commissions and fees. As a result of changes in the insurance industry with respect to the payment of contingent commissions and override payments, it is possible that the amount of such commissions and override payments we receive in the future may decrease.

Under the agreement related to our acquisition of Lucini/Parish Insurance, Inc (or “Lucini/Parish”), we are required to make additional payments to the former Lucini/Parish shareholders. For a description of such contingent agreements see “Note 6 – Business Combinations, Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

See “Note 10—Income Taxes” for information regarding tax contingencies and uncertain tax positions.

Note 8—Shareholders’ Equity

On June 19, 2007, the holding company declared a quarterly cash dividend of $0.16 per common share payable on July 31, 2007 to shareholders of record as of July 13, 2007. We recorded a liability for dividends payable on Common Stock of $8.1 million at June 30, 2007 and $8.0 million at December 31, 2006.

On June 30, 2007, we redeemed our outstanding convertible Series B Preferred Stock which had a carrying value of $102.6 million. The redemption price was the stated value of $50.00 per share for total consideration of $100.5 million. The $2.0 million excess of the carrying value of the redeemed shares over the consideration paid was recorded as an adjustment to paid-in-capital, which is included in Common Stock. This $2.0 million adjustment to paid-in-capital is also included in income available to common shareholders for purposes of determining our net income per common share. At the time of redemption, the convertible Series B Preferred Stock was convertible into 3,358,347 shares of our Common Stock.

On April 13, 2007, we redeemed the rights associated with our shareholder rights plan, which previously traded with our Common Stock. The payment date was April 30, 2007. In accordance with the shareholder rights plan, the redemption price was $0.001 per right for a total payment of $51,000.

During the six months ended June 30, 2007, we recorded a $1.3 million adjustment to share-based compensation that resulted in a $1.3 million increase in common stock. This adjustment related to previous calculations of the impact of estimated forfeitures on compensation expense and represents a correction of an error that we have determined to be immaterial to current and prior period results.

Unearned compensation on unvested restricted stock grants was $12.2 million at June 30, 2007.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 9—Net Income Per Common Share

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted net income per common share computations for the periods indicated:

	For the three months ended June 30,
	2007			2006
(Dollars and shares in thousands, except per share amounts)	Income	Shares	Per share amount	Income	Shares	Per share amount
Basic net income per common share:
Net income	$17,488			$26,092
Excess of carrying value over the consideration paid on redemption of preferred stock	2,030			—
Dividends on preferred stock	(1,348)			(1,822)

Income available to common shareholders	18,170	50,639	$0.36	24,270	50,188	$0.48
Effect of dilutive securities:
Stock options and restricted stock grants	—	801		—	985

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$18,170	51,440	$0.35	$24,270	51,173	$0.47

	For the six months ended June 30,
	2007			2006
(Dollars and shares in thousands, except per share amounts)	Income	Shares	Per share amount	Income	Shares	Per share amount
Basic net income before cumulative effect of accounting change per common share:
Income before cumulative effect of accounting change	$35,247			$52,192
Excess of carrying value over the consideration paid on redemption of preferred stock	2,030			—
Dividends on preferred stock	(3,179)			(3,654)

Income available to common shareholders before cumulative effect of accounting change	34,098	50,568	$0.67	48,538	49,997	$0.97
Stock options and restricted stock grants	—	810		—	879
CODES due 2024	—	—		59	984

Diluted net income prior to cumulative effect of accounting change per common share:
Income available to common shareholders before cumulative effect of accounting change	$34,098	51,378	$0.66	$48,597	51,860	$0.94

Basic net income per common share:
Net income	$35,247			$52,322
Excess of carrying value over the consideration paid on redemption of preferred stock	2,030			—
Dividends on preferred stock	(3,179)			(3,654)

Income available to common shareholders	34,098	50,568	$0.67	48,668	49,997	$0.97
Effect of dilutive securities:
Stock options and restricted stock grants	—	810		—	879
CODES due 2024	—	—		59	984

Diluted net income per common share:
Income available to common shareholders after assumed conversions	$34,098	51,378	$0.66	$48,727	51,860	$0.94

Greater Bay Bancorp

Quarterly Report on Form 10-Q

On June 30, 2007, we redeemed our outstanding convertible Series B Preferred Stock which had a carrying value of $102.6 million. The redemption price was the stated value of $50.00 per share for total consideration of $100.5 million. The $2.0 million excess of the carrying value of the redeemed shares over the consideration paid was recorded as an adjustment to paid-in-capital, which is included in Common Stock. This $2.0 million adjustment to paid-in-capital is also included in income available to common shareholders for purposes of determining our net income per common share.

The calculations above exclude the effect of securities deemed to be anti-dilutive or representing contingently issuable shares that have not met the conditions required to be considered outstanding for purposes of computing diluted net income per common share. Such securities are as follows:

•

Stock options and restricted stock grants—The following indicates the number of shares of our Common Stock available for purchase under stock options and unvested restricted stock grants deemed to be anti-dilutive during the periods indicated. Stock options are generally deemed to be anti-dilutive when their exercise price exceeds the average stock price during the period:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Stock options	2,150,678	1,912,273	2,151,678	2,267,711
Restricted stock grants	34,110	850	36,110	850

•

Convertible preferred stock —The convertible Series B Preferred Stock was anti-dilutive for all periods presented during the time the stock was classified as an equity security since the quotient of the dividends paid on the preferred stock for each period divided by the potential common shares issuable on conversion of the preferred stock was greater than the diluted net income per common share.

•

2005 Long Term Incentive Plan (or “LTIP”)—The shares issuable pursuant to awards under the LTIP for the 2006-2008 performance period are considered contingent shares for purposes of computing net income per share. We have not included any shares for this plan in our computation of net income per share as we have not met the minimum threshold for the issuance of shares at June 30, 2007. See “Note 17—Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for a further description of these awards.

Note 10—Income Taxes

Effective Income Tax Rate

Our effective income tax rate during the three and six month periods ended June 30, 2007 was 36.6% and 37.5%, respectively, compared to 37.2% and 36.8%, respectively, for the same periods in 2006.

The effective rates were lower than the combined Federal and state statutory rate of 41.5% primarily due to California enterprise zone interest income exclusion, tax-exempt income on municipal securities, bank-owned life insurance policy investment earnings, and low income housing and new markets tax credit funds. The tax benefits for items exempt from taxation have been partially offset by share-based compensation expense for incentive stock options, individual compensation in excess of Internal Revenue Code (or “IRC”) Section 162(m) limits (disallowed deductions for certain executive compensation in excess of $1.0 million per year), certain merger-related expenses and meals and entertainment expenses (50% deduction disallowance), for which we do not recognize a tax benefit for financial statement purposes.

Real Estate Investment Trusts (or “REITs”)

In 2001, the Bank formed CNB Investment Trust I (or “CNBIT I”) as a real estate investment trust subsidiary. Later that year, the Bank and CNBIT I formed CNB Investment Trust II (or “CNBIT II”) as a real estate investment trust subsidiary of CNBIT I. Both CNBIT I and CNBIT II elected to be taxed as real estate investment trusts for Federal and state tax purposes. CNBIT I and CNBIT II were formed in order to provide flexibility in raising capital. In 2001, CNBIT II sold $15.0 million of preferred stock in order to raise capital. The sale of the preferred stock resulted in a one-time $34.0 million loss for income tax purposes and a corresponding $11.4 million permanent reduction in 2001 income tax expense.

During 2004, the Internal Revenue Service (or “the IRS”) requested information concerning the reported 2001 tax loss from the sale of CNBIT II’s preferred stock in connection with its ongoing examination of the 2000 and 2001 tax years. To date, the IRS has not issued an administrative notice of proposed adjustment or any other written notice regarding the claimed loss deduction. However, the IRS informed us that it intends to challenge some or all of the 2001 loss deductions. Due to these statements by the IRS, we believe that it is likely that the IRS will seek to adjust some or all of the loss we deducted in 2001 in connection with the sale of the CNBIT II preferred stock. If the IRS successfully disallowed the entire loss deduction, the net impact to the financial statement earnings would be approximately $9.4 million. We believe that the loss

Greater Bay Bancorp

Quarterly Report on Form 10-Q

deduction we claimed was in accordance with relevant tax statutes and we would vigorously contest any proposed disallowance of such tax benefits in appropriate proceedings. Should the IRS successfully challenge the validity of our loss deduction, all incremental taxes would be reported as income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

California Bad Debt Deduction

The California Franchise Tax Board (or “FTB”) commenced an audit of our 2001 and 2002 tax years in 2005. On April 26, 2006, the FTB issued to us a Notice of Proposed Assessment (or “NPA”) concerning bad debt deductions that we claimed in 2001 under the reserve method. The NPA is an FTB proposal only at this stage, not a final determination and we have filed a protest. It is subject to further discussion and analysis at the field level and administrative review and adjustments at the appeals levels. If the matter is not resolved satisfactorily at the field level, we will evaluate all administrative and legal processes available to us. The NPA disagrees with the reserve method that we utilized in 2001 and seeks to reduce our bad debt deduction for that year. If the FTB were successful in whole in its position in the NPA, we estimate that the net impact to the financial statement earnings would be a reduction of approximately $2.0 million. In addition to the assessment of additional tax, the NPA asserts that, in the event the FTB is successful in reducing the bad debt deduction claimed by us, it would assert penalties in addition to the amount of tax and interest due with respect to the 2001 tax year. We believe that the position we took concerning bad debt reserves for 2001 was appropriate under then existing California law, and we intend to vigorously contest the position of the FTB in the NPA in appropriate proceedings. In addition, even if the FTB were successful in reducing the bad debt deduction claimed by us in 2001, we do not believe we will be subject to additional penalties as asserted by the FTB based on existing California law and the California tax payments made by us under a California amnesty program. Should the FTB successfully challenge the validity of our loss deduction, all incremental taxes would be reported as income tax expense in the period such a decision is reached, or earlier, if we determine that such an outcome is probable and estimable.

Uncertain Tax Positions

As of January 1, 2007, we adopted FIN 48. As a result of this adoption, we recognized a $4.5 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings as of the date of adoption. As of January 1, 2007, we had approximately $11.2 million of total gross unrecognized tax benefits, including those benefits for which we established a reserve upon adoption of FIN 48. Of this total, $6.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods. There were no material changes to unrecognized tax benefits during the three and six month periods ended June 30, 2007.

We recognize interest and penalties related to uncertain tax positions as part of the income tax expense. We have approximately $750,000 of accrued interest expense related to uncertain tax positions as of January 1, 2007.

We do not believe that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months (i.e., on or before June 30, 2008).

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

Greater Bay Bancorp

Quarterly Report on Form 10-Q

•

Treasury manages our investment portfolio, wholesale fundings, intersegment borrowings and lending, and day-to-day liquidity position. Treasury’s assets and liabilities include our securities portfolio, federal funds sold, and wholesale fundings.

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

In addition, we have four smaller operating segments: Greater Bay Capital, Greater Bay SBA Lending, Greater Bay Business Funding, and Greater Bay Trust Company, whose results are combined and reported in all other segments. Our business segments do not include the results of administration units as those units do not meet the definition of an operating segment. Administration units include executive management, accounting, finance, information technology, facilities, human resources, legal, internal audit, credit, risk management, and back-office administrative functions related to loan services, international banking, and cash management.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Changes to our Business Segments

During the six months ended June 30, 2007, management changed the way it views our business segments and as a result, there have been changes to the operating segments presented and how our segment results are determined. We have restated all prior period segment information to conform to the current composition of reportable segments and related methodologies. A description of the changes is provided below.

Changes to Operating Segments Presented

Effective January 1, 2007, we began to include our holding company’s securities portfolio and borrowings as part of our treasury business segment. Those assets and liabilities and the related income and expense were previously included with the results of our bank administration and operating unit.

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

For a description of changes implemented during 2006 to how our segment results are determined See “Note 16—Business Segments” of our Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.

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

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Community banking	$16,406	$16,153	$33,397	$36,289
Treasury	4,361	85	7,031	(4,408)
Matsco	(10,741)	(8,437)	(20,712)	(16,300)
ABD	55	116	53	213
All other segments	(7,962)	(6,190)	(15,521)	(11,736)
Other reconciling items	(2,119)	(1,727)	(4,248)	(4,058)

Other Intersegment Revenues: ABD received insurance commissions and fees from the holding company and the operating segments totaling $119,000 and $322,000 during the three and six month periods ended June 30, 2007, respectively, and $155,000 and $367,000 during the same periods in 2006.

All remaining intersegment revenue is not significant to business segment results.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Intercompany Allocation and the Provision for Income Taxes

We do not allocate expenses related to back-office functions, including costs related to certain centralized loan servicing functions, to our operating segments. Those expenses are included with the administrative units whose results are included in the column labeled “other reconciling items.” Salaries and benefits for centralized loan and deposit service functions included in the Bank’s administrative units totaled $3.3 million and $7.0 million during the three and six month periods ended June 30, 2007, respectively, and $3.6 million and $7.2 million during the same periods in 2006. Similarly, we do not allocate the provision for income taxes to our operating segments.

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

Results by Business Segment

The following tables show the financial position for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	As of June 30, 2007
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$3,083,994	$1,719,345	$1,077,663	$371,431	$759,183	$7,011,616	$540,035	$(222,582)	$7,329,069
Deposits	3,923,346	1,369,296	—	—	37,355	5,329,997	92,031	(122,606)	5,299,422
Assets under administration	—	—	—	—	640,934	640,934	—	—	640,934

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

	As of December 31, 2006
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Total assets	$3,057,767	$1,951,707	$996,419	$361,748	$727,056	$7,094,697	$586,683	$(310,246)	$7,371,134
Deposits	4,230,001	1,002,361	—	—	41,228	5,273,590	196,793	(213,200)	5,257,183
Assets under administration	—	—	—	—	652,153	652,153	—	—	652,153

(1)	Does not include the holding company’s investment in subsidiaries, which is eliminated in consolidation.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The following tables show key operating results for each of our business segments, the combined total for all of our business segments, reconciling items, and the eliminating entries used to arrive at our consolidated totals:

	For the three months ended June 30, 2007
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$60,746	$19,518	$20,681	$72	$14,238	$115,255	$—	$—	$115,255
Interest expense	26,118	29,193	—	13	475	55,799	—	—	55,799

Net interest income before intersegment interest income / (expense)	34,628	(9,675)	20,681	59	13,763	59,456	—	—	59,456
Intersegment interest income / (expense)	16,406	4,361	(10,741)	55	(7,962)	2,119	(2,119)	—	—

Net interest income before (reversal of) / provision for credit losses	51,034	(5,314)	9,940	114	5,801	61,575	(2,119)	—	59,456
(Reversal of) / provision for credit losses	(692)	(77)	(907)		1,258	(418)	—	—	(418)

Net interest income after (reversal of) /provision for credit losses	51,726	(5,237)	10,847	114	4,543	61,993	(2,119)	—	59,874
Non-interest income	3,598	22	626	44,198	6,808	55,252	4,745	(1,806)	58,191
Operating expenses	15,474	1,007	3,829	37,235	6,375	63,920	28,358	(1,806)	90,472

Income / (loss) before provision for income taxes	$39,850	$(6,222)	$7,644	$7,077	$4,976	$53,325	$(25,732)	$—	$27,593

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the three months ended June 30, 2006 (Restated)
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$59,040	$19,748	$17,419	$41	$12,073	$108,321	$—	$—	$108,321
Interest expense	19,002	22,881	—	30	574	42,487	—	—	42,487

Net interest income before intersegment interest income / (expense)	40,038	(3,133)	17,419	11	11,499	65,834	—	—	65,834
Intersegment interest income / (expense)	16,153	85	(8,437)	116	(6,190)	1,727	(1,727)	—	—

Net interest income before (reversal of) / provision for credit losses	56,191	(3,048)	8,982	127	5,309	67,561	(1,727)	—	65,834
(Reversal of) / provision for credit losses	(4,136)	(171)	1,329	—	1,092	(1,886)	—	—	(1,886)

Net interest income after (reversal of) /provision for credit losses	60,327	(2,877)	7,653	127	4,217	69,447	(1,727)	—	67,720
Non-interest income	3,962	123	720	40,298	10,430	55,533	3,080	(1,843)	56,770
Operating expenses	13,129	197	3,297	34,263	7,918	58,804	26,014	(1,843)	82,975

Income / (loss) before provision for income taxes	$51,160	$(2,951)	$5,076	$6,162	$6,729	$66,176	$(24,661)	$—	$41,515

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

	For the six months ended June 30, 2007
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$119,908	$40,369	$40,379	$147	$27,931	$228,734	$—	$—	$228,734
Interest expense	50,949	57,416	—	29	977	109,371	—	—	109,371

Net interest income before intersegment interest income / (expense)	68,959	(17,047)	40,379	118	26,954	119,363	—	—	119,363
Intersegment interest income / (expense)	33,397	7,031	(20,712)	53	(15,521)	4,248	(4,248)	—	—

Net interest income before (reversal of) / provision for credit losses	102,356	(10,016)	19,667	171	11,433	123,611	(4,248)	—	119,363
(Reversal of) / provision for credit losses	(633)	(98)	(2,892)		2,132	(1,491)	—	—	(1,491)

Net interest income after (reversal of) /provision for credit losses	102,989	(9,918)	22,559	171	9,301	125,102	(4,248)	—	120,854
Non-interest income	7,410	(658)	1,690	88,480	12,689	109,611	10,741	(3,697)	116,655
Operating expenses	31,479	1,007	7,225	73,685	13,198	126,594	58,233	(3,697)	181,130

Income / (loss) before provision for income taxes	$78,920	$(11,583)	$17,024	$14,966	$8,792	$108,119	$(51,740)	$—	$56,379

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

	For the six months ended June 30, 2006 (Restated)
(Dollars in thousands)	Community banking	Treasury	Matsco	ABD	All other	Total business segments	Other reconciling items (1)	Eliminating entries	Total
Interest income	$115,573	$39,092	$34,373	$72	$23,226	$212,336	$—	$—	$212,336
Interest expense	36,359	42,121	—	62	1,079	79,621	—	—	79,621

Net interest income before intersegment interest income / (expense)	79,214	(3,029)	34,373	10	22,147	132,715	—	—	132,715
Intersegment interest income / (expense)	36,289	(4,408)	(16,300)	213	(11,736)	4,058	(4,058)	—	—

Net interest income before (reversal of) / provision for credit losses	115,503	(7,437)	18,073	223	10,411	136,773	(4,058)	—	132,715
(Reversal of) / provision for credit losses	(5,336)	(265)	(2,179)	—	(110)	(7,890)	—	—	(7,890)

Net interest income after (reversal of) /provision for credit losses	120,839	(7,172)	20,252	223	10,521	144,663	(4,058)	—	140,605
Non-interest income	7,602	178	1,562	85,303	16,862	111,507	7,771	(3,742)	115,536
Operating expenses	27,590	620	6,508	70,407	15,670	120,795	56,467	(3,742)	173,520

Income / (loss) before provision for income taxes	$100,851	$(7,614)	$15,306	$15,119	$11,713	$135,375	$(52,754)	$—	$82,621

(1)	Does not include the holding company’s undistributed income of its subsidiaries, which is eliminated in consolidation.

Note 12—Supplemental Employee Retirement Plan

We have entered into individual agreements with certain executives and senior officers to provide supplemental employee retirement plan benefits and have adopted a 2005 Supplemental Executive Retirement Plan (or collectively “the SERPs”). For additional information and a description of the SERPs see “Note 17—Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for additional information and a description of the SERPs.

For the three and six month periods ended June 30, 2007, we made contributions of $291,000 and $661,000, respectively, to secular trusts, which fund benefits for certain current and former executive officers under their SERPs. We presently anticipate contributing $477,000 to fund the secular trusts during the remainder of 2007.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Net pension cost included the following components for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost-benefits earned during the period	$499	$509	$998	$1,018
Interest cost on projected benefit obligation	696	653	1,532	1,306
Amortization of prior service cost	805	805	1,610	1,610
Recognized net actuarial loss	145	121	290	242

Net periodic pension cost	$2,145	$2,088	$4,430	$4,176

Note 13—Recent Accounting Developments

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (or “SFAS No. 158”). We have adopted certain provisions of SFAS No. 158, as described in “Note 17—Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. Additional provisions SFAS No. 158 require companies to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions.) These additional provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. We are in the process of evaluating the impact that these additional provisions of SFAS No. 158 will have on our financial statements.

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

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Note 14—Related Party Loans

An analysis of total loans to related parties for the periods indicated is presented below:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Balance, beginning of period	$63,232	$52,036
Additions	25,949	41,330
Repayments	(20,689)	(30,134)

Balance, end of period	$68,492	$63,232

Undisbursed commitments	$41,171	$14,293

Note 15—Subsequent Events

On July 20, 2007, the holding company entered into a $125.0 million unsecured committed credit facility with Wells Fargo at an interest rate of 50 basis points above LIBOR. The term of the credit facility is the earlier of five years or the effective date of our merger with Wells Fargo. We may cancel the credit facility at any time. After January 1, 2008, the interest rate will be determined based on our long-term unsecured debt rating. We paid a commitment fee on this credit facility totaling $156,000 upon the execution of the facility. On July 26, 2007, we drew down the entire $125.0 million available under the credit facility.

On July 20, 2007, we amended our existing unsecured committed credit facility to reduce the amount available under the facility from $60.0 million to $30.0 million.

Subsequent to June 30, 2007, we entered into three interest rate option (or “swaption”) contracts that provide us the right, but not the obligation, to enter into fixed interest rate pay and 3-month LIBOR receive swaps. The swaptions expire on February 28, 2008. The underlying interest rate swaps range in maturities from five to 10 years have a combined $350.0 million notional value. The swaptions’ purchase price was $4.1 million, and the counterparty is Wells Fargo Bank, N.A. The swaptions have not been designated as hedges and accordingly will be carried at their fair market values with value changes recorded to income in the periods that value changes occur.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document and the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (or “the Exchange Act”) and as such, involve risks and uncertainties. These forward-looking statements relate to, among other things, our pending merger with Wells Fargo, expectations of the business environment in which Greater Bay Bancorp and its subsidiaries operate, projections of future performance, perceived opportunities in the market, and statements regarding our mission and vision. Our actual results may differ significantly from the results, performance, and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality, government regulations, failure to consummate our merger with Wells Fargo as a result of the inability to satisfy a condition to close, including the inability to obtain requisite shareholder or governmental approval, and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of some of the factors that might cause such a difference, see ITEM 1A. “Risk Factors.” Greater Bay Bancorp does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

On May 4, 2007, we announced that we had signed a definitive merger agreement with Wells Fargo pursuant to which each outstanding share of our Common Stock will be exchanged for Wells Fargo common stock. Consummation of the merger is subject to shareholder and regulatory approvals and other customary closing conditions.

Summary of Results

The following table summarizes net income, net income per common share, and key financial ratios for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006
Net income	$17,488	$26,092
Basic net income per common share	$0.36	$0.48
Diluted net income per common share	$0.35	$0.47
Return on average assets	0.96%	1.47%
Return on quarterly average common shareholders’ equity, annualized	9.29%	14.85%

	For the six months ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006
Net income	$35,247	$52,322
Basic net income per common share	$0.67	$0.97
Diluted net income per common share	$0.66	$0.94
Return on average assets	0.97%	1.49%
Return on quarterly average common shareholders’ equity, annualized	9.47%	15.79%

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The following is a summary of our operating results for the three months ended June 30, 2007, including key factors contributing to the decrease in net income from $26.1 million during the three months ended June 30, 2006 to $17.5 million during the three months ended June 30, 2007.

•

A $6.4 million decrease in net interest income, reflecting the combined effects of an increase in average interest-bearing deposits and an increase in rates paid on those deposits, partially offset by the effects of an increase in the average balance of, and an increase in yields earned on, loans and leases. These combined effects resulted in a decrease in our net interest margin to 3.71% during the three months ended June 30, 2007, as compared to 4.26% during the same period in 2006.

•	A $1.5 million decrease in the reversal of provision for credit losses.

•

A $7.5 million increase in operating expenses due primarily to a $4.8 million increase in compensation and benefits, $2.1 million in professional services fees associated with our proposed merger with Wells Fargo and $811,000 in debt issuance costs write-offs. These increases were partially offset by decreases in depreciation on equipment leased to others, equipment expenses, and expenses for telephone/postage/supplies.

•

A decrease in our effective income tax rate to 36.6% during the three months ended June 30, 2007, as compared to 37.2% during the same period in 2006. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements for further information regarding our income taxes, which is incorporated herein by reference.

See “– Net Interest Income,” “– Provision for Credit Losses,” “– Non-interest Income” and “– Operating Expenses” for more detailed information and explanations regarding the changes to net income.

The following is a summary of our operating results for the six months ended June 30, 2007, including key factors contributing to the decrease in net income from $52.3 million during the six months ended June 30, 2006 to $35.2 million during the six months ended June 30, 2007.

•

A $13.4 million decrease in net interest income, reflecting the combined effects of an increase in average interest-bearing deposits and an increase in rates paid on those deposits, partially offset by the effects of an increase in the average balance of, and an increase in yields earned on, loans and leases. These combined effects resulted in a decrease in our net interest margin to 3.75% during the six months ended June 30, 2007, as compared to 4.31% during the same period in 2006.

•	A $6.4 million decrease in the reversal of provision for credit losses.

•

A $7.6 million increase in operating expenses due primarily to a $6.0 million increase in compensation and benefits, $2.1 million in professional services fees associated with our proposed merger with Wells Fargo, $1.6 million in professional services fees associated with our strategic planning project and $811,000 in debt issuance costs write-offs. These increases were partially offset by decreases in depreciation on equipment leased to others, equipment expenses, and expenses for telephone/postage/supplies. Compensation and benefits during the six months ended June 30, 2007 included $1.4 million in share-based compensation that represents a correction of an error that is immaterial to current and prior periods.

•

An increase in our effective income tax rate to 37.5% during the six months ended June 30, 2007, as compared to 36.8% during the same period in 2006. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements for further information regarding our income taxes, which is incorporated herein by reference.

See “– Net Interest Income,” “– Provision for Credit Losses,” “– Non-interest Income” and “– Operating Expenses” for additional information regarding the changes to net income.

Key factors impacting our financial position at June 30, 2007, as compared to December 31, 2006 were:

•

Total loans and leases, net of deferred loan costs and fees, increased to $5.0 billion at June 30, 2007 as compared to $4.9 billion at December 31, 2006. For a discussion of the change in the portfolio mix, see “Financial Condition – Loans and Leases.”

•

Total core deposits, which exclude brokered and other institutional time deposits, decreased to $3.9 billion at June 30, 2007 as compared to $4.3 billion at December 31, 2006. During that period we also experienced a balance shift away from non-interest bearing deposits to time deposits.

•

We redeemed our outstanding convertible Series B Preferred Stock, which had a carrying value of $102.6 million, at its stated value of $50.00 per share for total consideration of $100.5 million. The redemption of the preferred stock resulted in a $100.5 million decrease in shareholders’ equity. The $2.0 million excess of the carrying value over the consideration paid is included in income available to common shareholders for purposes of determining our net income per common share.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

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

Critical Accounting Policies and Estimates

Our accounting policies are described in “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K,. Certain accounting policies require management to use significant judgment and estimates that can have a material impact on the carrying value assigned to certain assets and liabilities. We consider these policies to be critical accounting policies. Our judgments and assumptions are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments that could have a material effect on our financial condition and results of operations. A description of our other current accounting policies involving significant management judgments appears in our 2006 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Net Interest Income

Net interest income for the three and six month periods ended June 30, 2007 was $59.5 million and $119.4 million, respectively, compared to $65.8 million and $132.7 million for the same periods in 2006. The $6.4 million and $13.4 million decrease during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 was primarily due to increases in the rates paid on, and higher average balances of interest-bearing deposits. The increase in interest expense was primarily attributable to an increased reliance on wholesale funding sources as a result of attrition in lower cost core deposits. The increase in interest expense was partially offset by an increase in the yield earned on, and the average balance of, loans and leases. As a result, our net interest margin, on a tax equivalent basis, decreased to 3.71% and 3.75% for the three and six month periods ended June 30, 2007, respectively, compared to 4.26% and 4.31% for the same periods in 2006.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities on a tax equivalent basis. Average balances are average daily balances.

	Three months ended June 30,
	2007			2006
(Dollars in thousands)	Average balance (1)	Interest	Average yield /rate	Average balance (1)	Interest	Average yield /rate
INTEREST-EARNING ASSETS:
Fed funds sold	$58,077	$763	5.27%	$10,791	$128	4.77%
Securities:
Taxable (1)	1,347,838	15,365	4.57%	1,433,756	16,030	4.48%
Tax-exempt (2)	90,848	1,554	6.86%	86,323	1,543	7.16%
Other short-term (3)	9,363	86	3.70%	9,348	46	1.99%
Loans and leases (4)(5)	4,948,695	97,976	7.94%	4,705,859	91,074	7.76%

Total interest-earning assets	6,454,821	115,744	7.19%	6,246,077	108,821	6.99%
Noninterest-earning assets	858,236	—		894,432	—

Total assets	$7,313,057	115,744		$7,140,509	108,821

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,609,041	20,195	3.10%	$2,807,337	15,094	2.16%
Time deposits over $100,000	858,287	10,856	5.07%	780,415	8,466	4.35%
Other time deposits	814,071	9,991	4.92%	414,765	4,381	4.24%

Total interest-bearing deposits	4,281,399	41,042	3.84%	4,002,517	27,941	2.80%
Short-term borrowings	347,514	4,624	5.34%	262,439	2,947	4.50%
Subordinated debt	176,850	3,645	8.27%	224,755	4,867	8.68%
Other long-term borrowings	499,732	6,724	5.40%	547,494	6,732	4.93%

Total interest-bearing liabilities	5,305,495	56,035	4.24%	5,037,205	42,487	3.38%
Noninterest-bearing deposits	901,588			1,013,577
Other noninterest-bearing liabilities	263,096			270,030
Minority interest: preferred stock of real estate investment trust subsidiaries	12,917			12,756
Shareholders’ equity	829,961			806,941

Total shareholders’ equity and liabilities	$7,313,057	56,035		$7,140,509	42,487

Net interest income, on a tax-equivalent basis		59,709			66,334
Net interest margin (6)			3.71%			4.26%

Reconciliation to reported net interest income:
Adjustment for tax equivalent basis		(253)			(500)

Net interest income, as reported		$59,456			$65,834

(1)	Yield on available-for-sale securities does not give effect to changes in fair value that are reflected in other comprehensive income.
(2)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate).
(3)	Includes average interest-earning deposits in other financial institutions.
(4)	Nonaccrual loans are included in the average balances.
(5)	Interest income on loans includes the amortization of deferred fees, net of the amortization of deferred costs of $771,000 and $602,000 for the three months ended June 30, 2007 and 2006, respectively.
(6)	Net interest margin equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

	Six months ended June 30,
	2007			2006
(Dollars in thousands)	Average balance	Interest	Average yield /rate	Average balance	Interest	Average yield /rate
INTEREST-EARNING ASSETS:
Fed funds sold	$60,635	$1,578	5.25%	$11,533	$260	4.55%
Securities:
Taxable (1)	1,394,324	31,953	4.62%	1,429,572	31,653	4.47%
Tax-exempt (2)	91,456	3,138	6.92%	84,470	3,035	7.24%
Other short-term (3)	8,896	170	3.86%	9,554	81	1.72%
Loans and leases (4)(5)	4,909,402	192,885	7.92%	4,713,403	178,294	7.63%

Total interest-earning assets	6,464,713	229,724	7.17%	6,248,532	213,323	6.88%
Noninterest-earning assets	862,377	—		889,779	—

Total assets	$7,327,090	229,724		$7,138,311	213,323

INTEREST-BEARING LIABILITIES:
Deposits:
MMDA, NOW and Savings	$2,606,503	39,005	3.02%	$2,878,394	29,165	2.04%
Time deposits over $100,000	867,836	21,793	5.06%	768,401	15,789	4.14%
Other time deposits	781,048	19,007	4.91%	338,214	6,748	4.02%

Total interest-bearing deposits	4,255,387	79,805	3.78%	3,985,009	51,702	2.62%
Short-term borrowings	358,491	9,112	5.13%	275,389	5,930	4.34%
CODES	—	—	0.00%	37,343	101	0.55%
Subordinated debt	178,878	7,356	8.29%	217,573	9,424	8.73%
Other long-term borrowings	497,086	13,334	5.41%	511,107	12,464	4.92%

Total interest-bearing liabilities	5,289,842	109,607	4.18%	5,026,421	79,621	3.19%
Noninterest-bearing deposits	924,781			1,027,613
Other noninterest-bearing liabilities	259,763			275,984
Minority interest: preferred stock of real estate investment trust subsidiaries	12,897			12,735
Shareholders’ equity	839,807			795,558

Total shareholders’ equity and liabilities	$7,327,090	109,607		$7,138,311	79,621

Net interest income, on a tax-equivalent basis		120,117			133,702
Net interest margin (6)			3.75%			4.31%

Reconciliation to reported net interest income:
Adjustment for tax equivalent basis		(754)			(987)

Net interest income, as reported		$119,363			$132,715

(1)	Yield on available-for-sale securities does not give effect to changes in fair value that are reflected in other comprehensive income.
(2)	Income from tax-exempt securities issued by state and local governments or authorities is adjusted by an increment that equates tax-exempt income to tax equivalent basis (assuming a 35% federal income tax rate).
(3)	Includes average interest-earning deposits in other financial institutions.
(4)	Nonaccrual loans are included in the average balances.
(5)	Interest income on loans includes the amortization of deferred fees, net of the amortization of deferred costs of $1.4 million and $847,000 for the six months ended June 30, 2007 and 2006, respectively.
(6)	Net interest margin equals (a) the difference between tax-equivalent interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three months ended June 30, 2007 compared with the same period of 2006 favorable / (unfavorable)			Six months ended June 30, 2007 compared with the same period of 2006 favorable / (unfavorable)
(Dollars in thousands)	Volume	Rate	Combined	Volume	Rate	Combined
INTEREST EARNED ON INTEREST-EARNING ASSETS
Federal funds sold	$620	$15	$635	$1,272	$46	$1,318
Other short-term investments	—	40	40	(6)	95	89
Securities:
Taxable	(980)	315	(665)	(774)	1,074	300
Tax-exempt	78	(67)	11	242	(139)	103
Loans	4,762	2,140	6,902	7,623	6,968	14,591

Total interest income	4,480	2,443	6,923	8,357	8,044	16,401

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits:
MMDA, NOW and savings	1,125	(6,226)	(5,101)	2,980	(12,820)	(9,840)
Time deposits over $100,000	(899)	(1,491)	(2,390)	(2,210)	(3,794)	(6,004)
Other time deposits	(4,809)	(801)	(5,610)	(10,486)	(1,773)	(12,259)

Total interest-bearing deposits	(4,583)	(8,518)	(13,101)	(9,716)	(18,387)	(28,103)
Short-term borrowings	(1,064)	(613)	(1,677)	(1,984)	(1,198)	(3,182)
CODES	—	—	—	51	50	101
Subordinated debt	1,001	221	1,222	1,611	457	2,068
Other long-term borrowings	617	(609)	8	349	(1,219)	(870)

Total interest expense	(4,029)	(9,519)	(13,548)	(9,689)	(20,297)	(29,986)

Net increase (decrease) in net interest income	$451	$(7,076)	$(6,625)	$(1,332)	$(12,253)	$(13,585)

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

Non-interest Income

Non-interest income was $58.2 million during the three months ended June 30, 2007, compared to $56.8 million during the same period in 2006. The following are the key changes within the various components of non-interest income.

•

Insurance commissions and fees increased by $3.3 million to $43.5 million during the three months ended June 30, 2007, compared to $40.2 million during the same period in 2006. This increase was due to the net inflow of new business and an increase in contingent commissions and override receipts.

•

Rental revenues earned by Greater Bay Capital on equipment leased to others decreased to $4.2 million during the three months ended June 30, 2007, compared to $4.8 million during the same period in 2006. The decrease reflects attrition of the operating lease portfolio.

•

Loan and international banking fees increased to $2.4 million during the three months ended June 30, 2007 as compared to $1.7 million during the same period in 2006 primarily due to an increase in the volume of loan originations.

•

Other income decreased by $2.0 million to $2.6 million during the three months ended June 30, 2007, compared to $4.6 million during the same period in 2006. This decrease is primarily the result of a $3.3 million decrease in warrant income and a $694,000 decrease in income on low income housing tax credit partnerships. Those decreases were partially offset by a $953,000 increase in income on deferred compensation plan investments and a $647,000 increase in the gain on sale of securities.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Non-interest income was $116.7 million during the six months ended June 30, 2007, compared to $115.5 million during the same period in 2006. The following are the key changes within the various components of non-interest income.

•

Insurance commissions and fees increased by $2.6 million to $87.4 million during the six months ended June 30, 2007, compared to $84.8 million during the same period in 2006. This increase was due to the net inflow of new business and an increase in contingent commissions and override receipts.

•

Rental revenues earned by Greater Bay Capital on equipment leased to others decreased to $8.5 million during the six months ended June 30, 2007, compared to $9.7 million during the same period in 2006. The decrease reflects attrition of the operating lease portfolio.

•

Loan and international banking fees increased to $4.4 million during the three months ended June 30, 2007 as compared to $3.5 million during the same period in 2006 primarily due to an increase in the volume of loan originations.

•

Other income decreased by $671,000 to $5.9 million during the six months ended June 30, 2007, compared to $6.5 million during the same period in 2006. This decrease is primarily the a result of a $2.9 million decrease in warrant income and a $1.1 million decrease in income on low income housing tax credit partnerships. Those decreases were partially offset by a $2.5 million increase in income on venture fund investments and a $924,000 increase in income on deferred compensation plan investments.

Operating Expenses

Operating expenses were $90.5 million during the three months ended June 30, 2007, as compared to $83.0 million during the same period in 2006. The primary sources of variance in operating expenses between those periods included the following:

•

Compensation and benefits expenses increased $4.8 million to $55.7 million during the three months ended June 30, 2007, compared to $50.9 million during the same period in 2006 primarily due to a $2.1 million increase in bonus expense, a $1.5 million increase in deferred compensation plan expense and a $792,000 increase in share-based compensation.

•

Data processing expense was $1.4 million during the three months ended June 30, 2007, compared to $1.2 million during the same period in 2006. The $229,000 increase primarily reflects the outsourcing of certain data processing functions.

•

Depreciation—equipment leased to others was $3.3 million during the three months ended June 30, 2007, compared to $3.9 million during the same period in 2006. The $647,000 decrease reflects operating lease portfolio attrition.

•

Legal costs and other professional fees increased to $5.1 million during the three months ended June 30, 2007, compared to $3.9 million during the same period in 2006. The increase was primarily due to $2.1 million in merger related professional fees.

•

Other expenses increased to $7.1 million during the three months ended June 30, 2007, compared to $5.9 million during the same period in 2006. The increase was primarily due to $811,000 in debt issuance costs that were written off as a result of a cancelled debt offering.

Operating expenses were $181.1 million during the six months ended June 30, 2007, as compared to $173.5 million during the same period in 2006. The primary sources of variance in operating expenses between those periods included the following:

•

Compensation and benefits expenses increased $6.0 million to $114.5 million during the six months ended June 30, 2007, compared to $108.5 million during the same period in 2006 primarily due to a $2.6 million increase in share-based compensation, a $1.5 million increase in bonus expense, a $1.4 million increase in deferred compensation plan expenses, a $795,000 increase in expenses related to the SERPs and a $722,000 increase in payroll taxes. During the six months ended June 30, 2007, we recorded a $1.4 million adjustment to share-based compensation related to prior periods for previous calculations of the impact of estimated forfeitures on compensation expense that we have determined to be immaterial to current and prior period results.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

•

Data processing expenses were $3.2 million during the six months ended June 30, 2007, compared to $2.3 million during the same period in 2006. The $871,000 increase primarily reflects the outsourcing of certain data processing functions beginning in September 2006.

•

Depreciation—equipment leased to others was $6.7 million during the six months ended June 30, 2007, compared to $7.9 million during the same period in 2006. The $1.3 million decrease reflects operating lease portfolio attrition.

•

Legal costs and other professional fees increased to $9.2 million during the six months ended June 30, 2007, compared to $7.6 million during the same period in 2006. The increase was primarily due to $2.1 million in merger related professional fees.

•

Other expenses increased to $13.4 million during the six months ended June 30, 2007, compared to $12.3 million during the same period in 2006. The increase was primarily due to $811,000 in debt issuance costs that were written off as a result of a cancelled debt offering, and a $443,000 increase in directors’ fees.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
		(Restated)		(Restated)
Consolidated efficiency ratio	76.90%	67.68%	76.74%	69.90%
Efficiency ratio without ABD	72.40%	58.27%	72.66%	62.27%

Total operating expenses	$90,472	$82,975	$181,130	$173,520
Less: ABD related operating expenses	37,381	35,087	74,049	72,192

Total operating expenses without ABD	$53,091	$47,888	$107,081	$101,328

Total revenue	$117,647	$122,604	$236,018	$248,251
Less: ABD total revenue	44,312	40,424	88,651	85,525

Total revenue without ABD	$73,335	$82,180	$147,367	$162,726

The increase in efficiency ratios on a consolidated basis and without ABD for the three and six month periods ended June 30, 2007 is due to the increase in operating expenses as well as the decline in total revenues.

Income Taxes

Our effective income tax rate was 36.6% and 37.5% during the three and six month periods ended June 30, 2007, respectively, compared to 37.2% and 36.8% in the same periods of 2006. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements for further information regarding our income taxes, which is incorporated herein by reference.

Financial Condition

Securities

Securities decreased $173.5 million during the first half of 2007, or 11.2%, to $1.4 billion at June 30, 2007 compared to $1.5 billion at December 31, 2006. Although the stated maturity of these securities is as long as 30 years, due to scheduled principal payments and anticipated prepayments, we estimate that the average remaining life of these securities is approximately three years as of June 30, 2007. The overall yield on the securities portfolio decreased to 4.76% for the six months ended June 30, 2007 as compared to 4.85% during the year ended December 31, 2006 due to the sales and calls of higher yielding trust preferred and mortgage related securities.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

See “Note 3—Securities” of the Notes to Consolidated Financial Statements for information concerning the composition of our securities portfolio and other information regarding the securities portfolio, which is incorporated herein by reference.

Loans and Leases

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%
Commercial	$2,147,692	43.1%	$1,996,673	41.3%
Leases	279,084	5.6	248,876	5.1
Term real estate - commercial	1,492,253	29.9	1,403,631	29.0

Total Commercial	3,919,029	78.6	3,649,180	75.4
Real estate construction and land	656,405	13.2	729,871	15.1
Residential mortgage	258,479	5.2	279,615	5.8
Real estate other	144,463	2.9	173,271	3.6
Consumer and other	66,119	1.3	68,698	1.4

Total loans and leases, gross	5,044,495	101.2	4,900,635	101.3
Deferred costs and fees, net	7,709	0.2	5,206	0.1

Total loans and leases, net of deferred costs and fees	5,052,204	101.4	4,905,841	101.4
Allowance for loan and lease losses	(64,110)	(1.4)	(68,025)	(1.4)

Total loans and leases, net	$4,988,094	100.0%	$4,837,816	100.0%

Total loans and leases, net of deferred costs and fees, increased by $146.4 million from December 31, 2006 to June 30, 2007. During the first half of 2007, we experienced increases in commercial loans of $269.8 million offset by decreases in real estate construction and land loans of $73.5 million, real estate other loans of $28.8 million, residential mortgage loans of $21.1 million, and consumer and other loans of $2.6 million.

The following table presents the maturity distribution of our loan and lease portfolio by type and the sensitivity of such loans to changes in interest rates at June 30, 2007.

	Term to final loan maturity
	One year or less		One to five years		After five years
(Dollars in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate	Fixed rate	Variable rate	Total
Commercial	$231,335	$500,276	$526,871	$132,934	$652,590	$103,686	$2,147,692
Leases	24,980	—	240,693	—	13,411	—	279,084
Term real estate—commercial	45,697	58,505	302,736	184,510	488,400	412,405	1,492,253
Real estate construction and land	38,706	441,498	50,517	100,542	23,994	1,148	656,405
Residential mortgage	—	—	—	—	—	258,479	258,479
Real estate other	15,560	3,682	798	24,797	4,314	95,312	144,463
Consumer and other	3,593	34,191	9,514	11,638	7,167	16	66,119

Total loans, gross	$359,871	$1,038,152	$1,131,129	$454,421	$1,189,876	$871,046	$5,044,495

Nonperforming Assets

For information on nonperforming assets, see “Note 4—Loans and Leases, Allowance for Loan and Lease Losses, and Reserve for Unfunded Credit Commitments, and Nonperforming Assets”, which is incorporated herein by reference.

Provision for Credit Losses, Allowance for Loan and Lease Losses and the Reserve for Unfunded Credit Commitments

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

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The following table sets forth information concerning our allowance for loan and lease losses at the dates indicated.

	For the six months ended June 30,
(Dollars in thousands)	2007	2006
Period end gross loans outstanding	$5,044,495	$4,770,547
Average gross loans outstanding	$4,909,402	$4,713,403
Allowance for loan and lease losses:
Balance at beginning of period	$68,025	$82,159
Charge-offs:
Commercial	(3,200)	(4,189)
Leases	(994)	(912)
Term real estate - commercial	—	—

Total commercial	(4,194)	(5,101)
Real estate construction and land	—	—
Real estate mortgage	—	—
Real estate other	—	(320)
Consumer and other	(42)	(69)

Total charge-offs	(4,236)	(5,490)

Recoveries:
Commercial	892	1,385
Leases	410	284
Term real estate - commercial	—	1

Total commercial	1,302	1,670
Real estate construction and land	—	916
Real estate mortgage	—	—
Real estate other	—	—
Consumer and other	57	199

Total recoveries	1,359	2,785

Net charge-offs	(2,877)	(2,705)
Reversal of provision for loan and leases losses (1)	(1,038)	(7,765)

Balance at end of period	$64,110	$71,689

Net charge-offs to average loans outstanding during the period	0.12%	0.12%
Ratio of allowance for loan and leases to:
End of period loans	1.27%	1.50%
Total nonaccrual loans	265.18%	222.17%

(1)	Excludes the provision for unfunded credit commitment amounts which is included in the reversal of credit losses. See “Note 4 - Loans and Leases, Allowance for Loan and Leases Losses and Reserve for Unfunded Credit Commitments and Nonperforming Assets” of the Notes to Consolidated Financial Statements for details.

The allowance for loan and lease losses at June 30, 2007 was $64.1 million, compared to $68.0 million at December 31, 2006 and $71.7 million at June 30, 2006. The decrease during the six months ended June 30, 2007 was a result of a reduction in the assumed rates of default for the loan and lease portfolio specific to each credit grade, which is a key factor for determining allowance requirements.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Reserve Methodology

The methodology used to determine the allowance for loan and lease losses and the reserve for unfunded credit commitments consists of three key components: specific reserves for individual impairment, the migration-based pool analysis, and the estimated identified incurred loss. The following table provides information about these components at the dates presented:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Individual impairment component:
Specific reserves:
Individual loan impairment reserve	$5,742	$5,583
Reserve for unfunded credit commitments	60	121

Total individual impairment component	5,802	5,704

Pool analysis component:
Migration-based pool analysis:
Allowance for loan and lease losses	41,495	45,476
Reserve for unfunded credit commitments	5,073	5,465

Total migration-based pool analysis component	46,568	50,941

Estimated unidentified incurred loss:
Allowance for loan and lease losses	16,873	16,965
Reserve for unfunded credit commitments	991	991

Total estimated unidentified incurred loss	17,864	17,956

Total reserves:
Allowance for loan and lease losses	64,110	68,024
Reserve for unfunded credit commitments	6,124	6,577

Total reserves	$70,234	$74,601

For a description of our reserve methodology, see “Item 7 – Management’s Discussion and Analysis—Provision for Credit Losses, Allowance for Loan and Lease Losses, and the Reserve for Unfunded Credit Commitments” included in our 2006 Annual Report on Form 10-K.

The $4.4 million decrease in the migration based pool analysis component at June 30, 2007 primarily resulted from a decrease in assumed rates of default, particularly in the specialty finance loan portfolio.

Property, Premises, and Equipment

Property, premises, and equipment decreased to $76.7 million at June 30, 2007, compared to $86.3 million at December 31, 2006. This decrease is primarily due to the depreciation of equipment leased to others during the period. Equipment leased to others, net of accumulated depreciation decreased to $38.1 million at June 30, 2007, compared to $46.1 million at December 31, 2006. The operating lease portfolio reduction reflects actions we have taken to qualify newly originated leases as direct financing leases rather than operating leases.

Lease contracts are categorized as direct financing leases or operating leases in accordance with SFAS No. 13, “Accounting for Leases” (or “SFAS No. 13”). Direct financing leases are included in loans and leases, net and operating leases are included in property, premises, and equipment. During the six months ended June 30, 2007 and the year ended December 31, 2006, we originated lease contracts with an original equipment cost of $26.3 million, and $47.6 million, respectively, whose residual value was insured, and as a result qualified under SFAS No. 13 to be classified as direct financing leases and are included in loans and leases.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Deposits

Total deposits remained unchanged at $5.3 billion as of June 30, 2007 when compared to December 31, 2006. Total core deposits, which exclude brokered and institutional time deposits, decreased by $324.7 million during the six months ended June 30, 2007 to $3.9 billion reflecting decreases in all deposit categories except time certificates under $100,000. Balance attrition in MMDA, NOW and savings deposits was attributable to the continued trend of outflows in our specialty deposits area, which is principally comprised of title, exchange, venture capital, and other large balance relationships. Balance attrition in non-interest bearing deposits was attributable to a number of factors, including higher yielding alternative investment options available to our depositors, seasonality, and client attrition.

The maturities of time deposits, $100,000 and over were as follows as of June 30, 2007:

(Dollars in thousands)
Three months or less	$794,467
Over three months through six months	9,669
Over six months through twelve months	1,075
Over twelve months	100

Total	$805,311

Borrowings

Total borrowings remained unchanged at $1.0 billion at June 30, 2007 when compared to December 31, 2006. Borrowings consisted of FHLB advances, securities sold under agreement to repurchase, subordinated notes, senior notes, and other notes payable.

See “Note 6—Borrowings” of the Notes to Consolidated Financial Statements for additional information and a description of our borrowing arrangements, which is incorporated herein by reference.

Liquidity and Cash Flows

Net cash provided by operating activities totaled $44.3 million during the six months ended June 30, 2007, compared to $22.8 million during the same period in 2006.

Cash provided by investing activities totaled $21.2 million during the six months ended June 30, 2007, compared to cash used by investing activities of $144.4 million during the same period in 2006. The net use of cash for loans and leases was $147.9 during the six months ended June 30, 2007, compared to $48.5 million for the same period in 2006. Net cash provided by securities activities, including maturities, partial paydowns, sales, and purchases, was $175.4 million during the six months ended June 30, 2007, as compared to cash used by investing activities of $88.6 million during the same period in 2006. The increase in cash provided by securities activities during the six months ended June 30, 2007 and 2006, reflects $91.6 million of sales and $103.7 million in maturities and paydowns during the first six months of 2007.

Net cash used by financing activities was $81.3 million during the six months ended June 30, 2007, compared to net cash provided by financing activities of $204.1 million during the same period in 2006. During the six months ended June 30, 2007, $100.5 million in cash was used for the redemption of the Series B Preferred Stock. Short-term and long-term borrowings resulted in a $4.9 million use of cash during the six months ended June 30, 2007, compared to net cash provided by financing activities of $248.3 million during the same period in 2006. We manage our borrowing levels based on several factors, including the funding requirements of our loans and leases and our securities portfolio and asset liquidity requirements of the Bank and our holding company.

As of June 30, 2007, we did not have any material capital expenditure commitments.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

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

Holding Company Liquidity Management

Regulations restrict non-bank affiliates from accessing funds from a related bank entity. As such, holding company liquidity is managed separate and apart from Bank liquidity. The holding company’s liquidity management objective is to maintain the ability to meet obligations as they come due. In addition to its own operating expenses, the holding company is responsible for the payment of fees, interest and principal on its line of credit, senior notes, subordinated notes, investment commitments, subsidiary capital funding, and the payment of dividends on its capital stock. None of the debt instruments issued by the holding company mature in 2007, although certain debt or equity securities are redeemable at our option during 2007. On June 30, 2007, we redeemed our outstanding convertible Series B Preferred Stock, which had a carrying value of $102.6 million, at its stated value for total consideration of $100.5 million.

Substantially all of the holding company’s operating receipts are realized from interest received on its securities portfolio and dividends received from subsidiaries. There are statutory and regulatory provisions that limit the ability of the Bank and ABD to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $82.5 million at June 30, 2007. The holding company also has the ability to supplement its cash position through capital market financings. The holding company has a three-year unsecured committed credit facility under which it had $60.0 million available as of June 30, 2007.

See “Note 6—Borrowings” and “Note 15—Subsequent Events” of the Notes to Consolidated Financial Statements for additional information concerning our holding company’s senior notes, subordinated debt obligations, and the holding company’s line of credit facility.

Liquidity of ABD

ABD’s primary source of liquidity is its operating revenues. ABD also has access to additional liquidity through a $50.0 million line of credit facility with the holding company and capital contributions as needed.

Capital Resources

Shareholders’ equity is our primary source of regulatory capital. See the Consolidated Statements of Shareholders’ Equity and “Note 12—Shareholders’ Equity” of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for additional details.

An additional regulatory capital component is Trust Preferred Securities issued by our subsidiary capital trusts which qualify as Tier I capital up to a maximum of 33% of core capital under applicable regulatory guidelines. Trust Preferred Securities above the Tier I qualifying maximum qualify as Tier II capital. As of June 30, 2007 and December 31, 2006, those subsidiary trusts had $170.5 million and $175.5 million, respectively, in Trust Preferred Securities outstanding, all of which qualified as Tier I capital.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

The federal bank regulatory agencies have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. Our capital levels at June 30, 2007 and December 31, 2006, were as follows:

	Regulatory capital ratios
	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
Greater Bay Bancorp:
June 30, 2007	9.64%	10.90%	12.04%
December 31, 2006	10.63%	12.26%	13.47%

The Bank:
June 30, 2007	11.64%	13.08%	14.24%
December 31, 2006	11.53%	13.18%	14.41%

Well-capitalized minimum	5.00%	6.00%	10.00%
Adequately capitalized minimum	4.00%	4.00%	8.00%

Declines in Greater Bay Bancorp’s regulatory capital ratios at June 30, 2007, as compared to December 31, 2006 were primarily the result of the redemption of our convertible Series B Preferred Stock. However, our regulatory capital ratios continue to be above “well-capitalized”.

Our tangible common equity and common equity ratios are non-regulatory capital measures that we believe are meaningful because they are frequently used by investors and credit rating agencies to measure our financial leverage. Those ratios, which are non-GAAP financial measures, were as follows at June 30, 2007:

	Non- regulatory capital ratios
	Tangible common equity	Common equity
June 30, 2007	6.66%	10.32%
December 31, 2006	6.32%	9.99%

Tangible common equity ratio increases were a result of the growth in common shareholders’ equity increasing at a faster rate than tangible assets. The following table sets forth the reconciliation of common shareholders’ equity to tangible common equity and total assets to tangible assets.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Common shareholders’ equity	$756,489	$736,418
Less: goodwill and other intangibles	(287,166)	(288,994)

Tangible common equity	$469,323	$447,424

Total assets	$7,329,069	$7,371,134
Less: goodwill and other intangibles	(287,166)	(288,994)

Tangible assets	$7,041,903	$7,082,140

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table provides the amounts due under contractual obligations for the items indicated below as of June 30, 2007.

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	More than five years
Deposits	$5,299,422	$4,934,654	$312,134	$52,506	$128
Long-term borrowings	625,889	—	250,021	200,094	175,774
Other long-term liabilities reflected on the balance sheet in accordance with GAAP	64,203	—	—	—	64,203

Total accrued contractual obligations	5,989,514	4,934,654	562,155	252,600	240,105

Operating lease obligations	112,191	20,758	45,585	11,015	34,833
Purchase obligations	8,028	8,028	—	—	—

Total off-balance sheet arrangements	120,219	28,786	45,585	11,015	34,833

Total contractual obligations	$6,109,733	$4,963,440	$607,740	$263,615	$274,938

Other information:
Contingent payments	$4,367	$—	$4,367	$—	$—
Commitments to fund loans	$1,369,533	$1,369,533	$—	$—	$—
Commitments under letters of credit	$104,047	$104,047	$—	$—	$—

The obligations are categorized by their contractual maturity dates. The actual or expected maturity dates for these obligations may vary from their contractual due dates. Approximately $395.9 million of commitments to fund loans relate to real estate construction, a significant portion of which is expected to fund within the next 18 months. However, the remainder of the loan funding commitments relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total undrawn commitments do not necessarily represent future cash requirements. “See Note 7—Commitments and Contingencies” of the Notes to Consolidated Financial Statements for a further description of contingent payments, which is incorporated herein by reference.

We may, at our option, prepay certain borrowings and Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Purchase obligations represent unaccrued and unfunded commitments totaling $8.0 million on certain equity investments in venture capital funds and partnerships and corporations that invest in CRA qualified assets. See “Note 1—Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a description of these unaccrued and unfunded commitments, which is incorporated herein by reference.

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

Changes to the Composition of our Reportable Business Segments and Other Information

During 2007 and 2006, we changed the composition of our reportable business segments, the computation of certain intersegment interest income and expenses, and how we allocate the allowance for loan and lease losses, certain liabilities, revenues, and expenses. See “Note 11—Business Segments” of the Notes to Consolidated Financial Statements for a description of these changes, which is incorporated herein by reference.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Community Banking

We provide a wide range of commercial banking and financial services to small- and medium-sized businesses, real estate developers and property managers, business executives, professionals, and other individuals.

Key measures we use to evaluate community banking’s performance are included in the following table at the dates indicated. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Key Measures:
Statement of operations:
Interest income	$60,746	$59,040	$119,908	$115,573
Interest expense	26,118	19,002	50,949	36,359

Net interest income before intersegment interest income	34,628	40,038	68,959	79,214
Intersegment interest income	16,406	16,153	33,397	36,289

Net interest income before (reversal of) / provision for credit losses	51,034	56,191	102,356	115,503
(Reversal of) / provision for credit losses	(692)	(4,136)	(633)	(5,336)

Net interest income after (reversal of) / provision for credit losses	51,726	60,327	102,989	120,839
Non-interest income	3,598	3,962	7,410	7,602
Operating expenses	15,474	13,129	31,479	27,590

Income before provision for income taxes and intercompany allocation	$39,850	$51,160	$78,920	$100,851

Balance sheet:
Assets	$3,083,994	$3,016,262	$3,083,994	$3,016,262
Deposits	$3,923,346	$4,221,755	$3,923,346	$4,221,755

Other Significant Segment Measures:
Average loans	$3,007,681	$2,964,781	$2,998,726	$2,990,911
Yield earned on loans	8.10%	7.99%	8.06%	7.79%
Net charge-offs	$(423)	$(1,105)	$(1,439)	$(130)
Average interest-bearing deposits	$3,147,740	$3,263,005	$3,182,438	$3,321,055
Rate paid on interest-bearing deposits	3.33%	2.34%	3.23%	2.21%
Compensation and benefits	$8,651	$7,716	$18,265	$16,974
Interest income received from other segments	$16,406	$16,153	$33,397	$36,289

During the three months ended June 30, 2007, community banking’s income before provision for income taxes and intercompany allocations decreased 22% to $39.9 million, compared to $51.2 million for the same period in 2006. This decrease is primarily due to a decrease in net interest income driven primarily by the increase in funding costs, a decrease in the reversal of provision for credit losses, and an increase in operating expenses. For the six months ended June 30, 2007, community banking’s income before provision for income taxes and intercompany allocations decreased 22% to $78.9 million, compared to $100.9 million for the same period in 2006. This decrease is primarily due to a decrease in net interest income, a decrease in intersegment interest income, a decrease in the reversal of provision for credit losses, and an increase in operating expenses.

Net Interest Income after Provision for Credit Losses: Net interest income after provision for credit losses decreased to $51.7 million during the three months ended June 30, 2007, compared to $60.3 million for the same period in 2006. The $8.6 million decrease reflects a $3.4 million increase in the provision for credit losses, a $7.1 million increase in interest expense on deposits. This was partially offset by a $1.7 million increase in interest income on loans.

The key factors affecting interest income, interest expense, and the provision for credit losses include the following for the three months ended June 30, 2007, compared to the same period in 2006:

•

Interest income on loans was $60.7 million for the three months ended June 30, 2007, compared to $59.0 million during the same period in 2006. This increase is primarily the result of an increase in the average balance of loans outstanding in addition to an increase in the yield earned on loans. The increase in the yield reflects higher market

Greater Bay Bancorp

Quarterly Report on Form 10-Q

interest rates during the three months ended June 30, 2007 compared to the same period in 2006. The average yield earned on loans during the three months ended June 30, 2007 was 11 basis points higher than in the same period for 2006;

•

Interest expense on deposits increased to $26.1 million for the three months ended June 30, 2007, compared to $19.0 million during the same period in 2006. These increases were primarily due to a 99 basis point increase in the average interest rates paid, which reflects higher market interest rates. The effect of a higher rate paid on deposits was partially offset by a decrease in average deposit balances during the three months ended June 30, 2007, compared to the same period in 2006; and

•

The reversal of the provision for credit losses decreased to $692,000 for the three months ended June 30, 2007, compared to a $4.1 million reversal for the same period in 2006. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs.

Net interest income after provision for credit losses decreased to $103.0 million during the six months ended June 30, 2007, compared to $120.8 million for the same period in 2006. The $17.9 million decrease reflects a $4.7 million decrease in the reversal of the provision for credit losses, a $14.6 million increase in interest expense on deposits, and a $2.9 million decrease in interest income received from other segments. This was partially offset by a $4.3 million increase in interest income on loans.

The key factors affecting interest income, interest expense, intersegment interest income, and the provision for credit losses include the following for the six months ended June 30, 2007, compared to the same period in 2006:

•

Interest income on loans was $119.9 million for the six months ended June 30, 2007, compared to $115.6 million during the same period in 2006. This increase is primarily the result of an increase in the average yield earned on loans, which reflects higher market interest rates during the second half of 2007 compared to the same period in 2006. The average yield earned on loans during the six months ended June 30, 2007 was 27 basis points higher than in the same period for 2006;

•

Interest expense on deposits increased to $50.9 million for the six months ended June 30, 2007, compared to $36.4 million during the same period in 2006. These increases were primarily due to a 102 basis point increase in the average interest rates paid, which reflects higher market interest rates. The effect of a higher rate paid on deposits was partially offset by a decrease in average deposit balances during the six months ended June 30, 2007, compared to the same period in 2006;

•

Intersegment interest income decreased to $33.4 million for the six months ended June 30, 2007, compared to $36.3 million for the same period in 2006. The decrease is primarily due to a decrease in average deposit balances, including non-interest bearing demand deposits; and

•

The reversal of the provision for credit losses decreased to $633,000 for the six months ended June 30, 2007, compared to a $5.3 million reversal for the same period in 2006. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs.

Operating Expenses: Community banking’s operating expense increased during the three and six month periods ended June 30, 2007, compared to the same periods in 2006 primarily as a result of an increase in compensation and benefits, occupancy expense, and other miscellaneous expense. Compensation and benefits was $8.7 million and $18.3 million during the three and six month periods ended June 30, 2007, respectively, compared to $7.7 million and $17.0 million for the same periods in 2006. The increase in compensation and benefits is primarily due to additions to staff in the areas of community banking administration and business development.

Balance Sheet: Community banking’s loan balance was $3.1 billion at June 30, 2007, reflecting an increase of $34.9 million from December 31, 2006.

Deposits were $3.9 billion at June 30, 2007 a decrease of $306.7 million from December 31, 2006. Those deposits were replaced by wholesale funding sources at our Treasury segment which resulted in a reduction in community banking’s intersegment interest income.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

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

Key measures we use to evaluate treasury’s performance are included in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Key Measures:
Statement of operations:
Interest income	$19,518	$19,748	$40,369	$39,092
Interest expense	29,193	22,881	57,416	42,121

Net interest income before intersegment interest income / (expense)	(9,675)	(3,133)	(17,047)	(3,029)
Intersegment interest income / (expense)	4,361	85	7,031	(4,408)

Net interest income before reversal of provision for credit losses	(5,314)	(3,048)	(10,016)	(7,437)
Reversal of provision for credit losses	(77)	(171)	(98)	(265)

Net interest income after reversal of provision for credit losses	(5,237)	(2,877)	(9,918)	(7,172)
Non-interest income	22	123	(658)	178
Operating expenses	1,007	197	1,007	620

Loss before provision for income taxes and intercompany allocation	$(6,222)	$(2,951)	$(11,583)	$(7,614)

Balance sheet:
Assets	$1,719,345	$2,109,469	$1,719,345	$2,109,469
Deposits	$1,369,296	$770,723	$1,369,296	$770,723

Other Significant Segment Measures:
Average loans	$208,434	$230,010	$211,338	$232,683
Yield earned on loans	4.47%	4.44%	4.48%	4.45%
Average securities	$1,436,162	$1,519,615	$1,483,659	$1,472,144
Yield earned on securities	4.73%	4.64%	4.77%	4.75%
Average interest-bearing deposits	$1,090,417	$685,766	$1,057,589	$608,716
Rate paid on interest-bearing deposits	5.32%	4.89%	5.32%	4.73%
Interest income / (expense) received from / (paid to) other segments	$4,361	$85	$7,031	$(4,408)

During the three and six month periods ended June 30, 2007, treasury had a loss before provision for income taxes and intercompany allocations of $6.2 million and $11.6 million, respectively, compared to a $3.0 million and $7.6 million loss during the same periods in 2006. The increased loss during the three and six month periods ended June 30, 2007 is due to changes in its balance sheet mix and changes in interest rates.

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

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Net Interest Income: During the three months ended June 30, 2007, treasury had a loss in net interest income after provision for credit losses of $5.2 million compared to a $2.9 million loss during the same period in 2006. The key factors affecting net interest income after provision for credit losses include the following:

•	Interest income on securities increased to $16.4 million during the three months ended June 30, 2007, compared to $17.1 million during the same period in 2006;

•

Interest income on Federal funds sold was $763,000 during the three months ended June 30, 2007, compared to $128,000 during the same period in 2006. The increase during the three months ended June 30, 2007 was primarily a result of an increase in the rate received, in addition to an increase in the average Federal funds sold balance. The increase in the average yield earned on Federal funds sold reflects higher market interest rates during the three months ended June 30, 2007, compared to the same period in 2006;

•

Interest expense on brokered and institutional deposits was $14.4 million during the three months ended June 30, 2007, compared to $8.4 million during the same period in 2006. This increase was primarily due to an increase in the average deposit balance as well as an increase in the interest rate paid on deposits;

•

Treasury’s intersegment interest income / (expense) is dependent on the funding provided by and the funding requirements of the other segments, primarily that of community banking, Matsco and “all other segments”. For the three months ended June 30, 2007 as compared to the same period in 2006, community banking’s average deposit balances decreased, resulting in a reduction of interest paid by treasury to community banking. Also, for the three months ended June 30, 2007 as compared to the same period in 2006, funding requirements for Matsco and “all other segments” increased due to loan portfolio growth and an increase in the cost of funds resulted in an increase in the interest received by treasury from those segments. As a result of those factors, intersegment interest income / (expense) (representing net interest charges received from / (paid to) the other segments) for treasury increased to $4.4 million of income during the three months ended June 30, 2007, compared to $85,000 during the same period in 2006.

During the six months ended June 30, 2007, treasury had a loss in net interest income after provision for credit losses of $9.9 million, compared to a $7.2 million loss during the same period in 2006. The key factors affecting net interest income after provision for credit losses include the following:

•	Interest income on securities increased to $34.1 million during the six months ended June 30, 2007, compared to $33.7 million during the same period in 2006;

•

Interest income on Federal funds sold was $1.6 million during the six months ended June 30, 2007, compared to $260,000 during the same period in 2006. The increase during the first half of 2007 was primarily a result of an increase in the average Federal funds sold balance, in addition to an increase in the rate received. The increase in the average yield earned on Federal funds sold reflects higher market interest rates during the six months ended June 30, 2007, compared to the same period in 2006;

•

Interest expense on brokered and institutional deposits was $27.9 million during the six months ended June 30, 2007, compared to $14.3 million during the same period in 2006. This increase was primarily due to an increase in the average deposit balance as well as an increase in the interest rate paid on deposits;

•

Interest expense on borrowings was $29.5 million during the six months ended June 30, 2007, compared to $27.9 million during the same period in 2006. This increase was primarily due to an increase in the average rate paid and offset by a slight decrease in the average balance of various borrowings; and

•

For the six months ended June 30, 2007 as compared to the same period in 2006, community banking’s average deposit balances decreased, resulting in a reduction of interest paid by treasury to community banking. Also, for the six months ended June 30, 2007 as compared to the same period in 2006, funding requirements for Matsco and “all other segments” increased due to loan portfolio growth and an increase in the cost of funds resulted in an increase in the interest received by treasury from those segments. As a result of those factors, intersegment interest income / (expense) (representing net interest charges received from / (paid to) the other segments) for treasury increased to $7.0 million of income during the six months ended June 30, 2007, compared to $4.4 million of expense during the same period in 2006.

Non-interest Income: Non-interest income is primarily comprised of gains and losses on securities and other equity investments. Securities gains and losses were a $22,000 gain and a $194,000 loss during the three and six month periods ended June 30, 2007 respectively, compared to a $5,000 gain for each of the same periods in 2006. Changes in the fair value of CRA investments are reflected in a $134,000 gain and a $195,000 loss for the three and six month periods ended June 30, 2007, respectively. In addition there were impairment losses on securities of $179,000 and $313,000 for the three and six month periods ended June 30, 2007, respectively.

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

Key measures we use to evaluate Matsco’s performance are included in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Key Measures:
Statement of operations:
Interest income	$20,681	$17,419	$40,379	$34,373
Interest expense	—	—	—	—

Net interest income before intersegment interest expense	20,681	17,419	40,379	34,373
Intersegment interest expense	(10,741)	(8,437)	(20,712)	(16,300)

Net interest income before reversal of provision for credit losses	9,940	8,982	19,667	18,073
Reversal of provision for credit losses	(907)	1,329	(2,892)	(2,179)

Net interest income after reversal of provision for credit losses	10,847	7,653	22,559	20,252
Non-interest income	626	720	1,690	1,562
Operating expenses	3,829	3,297	7,225	6,508

Income before provision for income taxes and intercompany allocation	$7,644	$5,076	$17,024	$15,306

Balance sheet:
Assets	$1,077,663	$937,664	$1,077,663	$937,664

Other Significant Segment Measures:
Average loans and leases	$1,021,852	$913,937	$1,002,745	$902,347
Yield earned on loans and leases	8.12%	7.64%	8.12%	7.68%
Net charge-offs	$(1,194)	$(1,132)	$(727)	$(1,864)
Compensation and benefits	$2,174	$1,984	$4,456	$3,971
Interest expense paid to other segments	$(10,741)	$(8,437)	$(20,712)	$(16,300)

During the three and six month periods ended June 30, 2007, Matsco’s income before provision for income taxes and intercompany allocation increased 51% and 11% to $7.6 million and $17.0 million, respectively, compared to $5.1 million and $15.3 million during the same periods in 2006. The increases during the three and six month periods ended June 30, 2007 were primarily due to an increase in interest income and an increase in the reversal of provision for credit losses partially offset by an increase in operating expenses and intersegment interest expense.

Net Interest Income after Provision for Credit Losses: Net interest income after provision for credit losses increased to $10.8 million during the three months ended June 30, 2007, compared to $7.7 million during the same period in 2006. The increase is primarily due to an increase in interest income and an increase in the reversal of provision for credit losses partially offset by an increase in intersegment interest expense all reflective of overall growth in the business. The key factors affecting interest income, intersegment interest expense, and the provision for credit losses include the following for the three months ended June 30, 2007, compared to the same period in 2006:

•

Interest income on loans and leases was $20.7 million for the three months ended June 30, 2007, compared to $17.4 million during the same period in 2006. This increase is primarily the result of an increase in the average balance of loans and leases, in addition to an increase in the average yield earned on loans and leases. The higher yield reflects higher market interest rates during the three months ended June 30, 2007 compared to the same period in 2006. The average yield earned on loans and leases during the three months ended June 30, 2007 was 48 basis points higher than in the same period for 2006;

Greater Bay Bancorp

Quarterly Report on Form 10-Q

•

Intersegment interest expense increased to $10.7 million for the three months ended June 30, 2007 as compared to $8.4 million for the same period in 2006. The increase is primarily due to increased intersegment borrowing to support the increased lending activity in addition to an increase in the cost of funding; and

•

The reversal of provision for credit losses increased by $2.2 million during the three months ended June 30, 2007, compared to the same period in 2006. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs.

Net interest income after provision for credit losses increased to $22.6 million during the six months ended June 30, 2007, compared to $20.3 million during the same period in 2006. The increase is primarily due to an increase in interest income and an increase in the reversal of provision for credit losses partially offset by an increase in intersegment interest expense. The key factors affecting interest income, intersegment interest expense, and the provision for credit losses include the following for the six months ended June 30, 2007, compared to the same period in 2006:

•

Interest income on loans and leases was $40.4 million for the six months ended June 30, 2007, compared to $34.4 million during the same period in 2006. This increase is primarily the result of an increase in the average balance of loans and leases, in addition to an increase in the average yield earned on loans and leases. The higher yield reflects higher market interest rates during the first half of 2007 compared to the same period in 2006. The average yield earned on loans and leases during the six months ended June 30, 2007 was 44 basis points higher than in the same period for 2006;

•

Intersegment interest expense increased to $20.7 million for the six months ended June 30, 2007 as compared to $16.3 million for the same period in 2006. The increase is primarily due to increased intersegment borrowing to support the increased lending activity in addition to an increase in the cost of funding; and

•

The reversal of provision for credit losses increased by $713,000 during the six months ended June 30, 2007, compared to the same period in 2006. The provision for credit losses fluctuates based on management’s assessment of the required allowance for loan and lease losses and the reserve for unfunded credit commitments as well as net charge-offs.

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

Key measures we use to evaluate insurance brokerage services’ performance are included in the following table. The table also provides additional significant segment measures useful to understanding the performance of this segment:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Key Measures:
Statement of operations:
Interest income	$72	$41	$147	$72
Interest expense	13	30	29	62

Net interest income before intersegment interest income (expense)	59	11	118	10
Intersegment interest income	55	116	53	213

Net interest income after intersegment interest expense	114	127	171	223
Insurance commissions and fees and non-interest income	44,198	40,298	88,480	85,303
Operating expenses	37,235	34,263	73,685	70,407

Income before provision for income taxes and intercompany allocation	$7,077	$6,162	$14,966	$15,119

Balance sheet:
Assets (1)	$371,431	$403,278	$371,431	$403,278

Other Significant Segment Measures:
Insurance commissions and fees	$43,660	$40,391	$87,762	$85,202
Compensation and benefits	$27,378	$24,221	$54,850	$51,161
Interest income received from other segments	$55	$116	$53	$213

(1)	Assets include goodwill of $213.4 million and $210.7 million as of June 30, 2007 and 2006, respectively.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

ABD’s income before provision for income taxes and intercompany allocation increased to $7.1 million and decreased to $15.0 million during the three and six month periods ended June 30, 2007, respectively, from $6.2 million and $15.1 million during the same periods in 2006, primarily due to increases in insurance commissions and fees and offset by increases in operating expenses.

ABD’s primary source of revenue is insurance commissions and fees earned on the sales of insurance products and insurance related consulting services. These revenues were $43.7 million and $87.8 million during the three and six month periods ended June 30, 2007, respectively, as compared to $40.4 million and $85.2 million during the same periods in 2006. This increase was primarily a result of an increase in contingent commissions and override receipts as well as moderate growth in core commissions and fees. ABD’s net inflow of new business was sufficient to offset the impact of the reductions in premium levels.

Recent Accounting Developments

See “Note 13—Recent Accounting Developments” of the Notes to Consolidated Financial Statements for additional information and a description of the recent accounting developments, which is incorporated herein by reference.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The types of market risk exposures generally faced in the banking industry include interest rate risk, liquidity risk, equity price risk, foreign currency risk, and commodity price risk. Due to the nature of our operations, foreign currency and commodity price risk are not significant to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Cash Flow” for a discussion of our liquidity risk. Our interest rate risk and equity market price risk are described below.

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

	Projected change in economic value
Change in interest rates	June 30, 2007	June 30, 2006
100 basis point rise	-3.6%	1.0%
100 basis point decline	3.4%	-1.9%

The economic value of portfolio equity sensitivity from June 30, 2006 to June 30, 2007 has shifted due to many factors including changes in wholesale rates, the composition of customer loans, leases, deposits, wholesale borrowing maturities and modeling changes related to non-maturity deposits.

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

	Projected change in net interest income
Change in interest rates	June 30, 2007	June 30, 2006
100 basis point rise	-3.0%	0.3%
100 basis point decline	3.1%	-0.2%

Net interest income sensitivity from June 30, 2006 to June 30, 2007 shifted from a neutral position to a slightly liability sensitive position due to changes in forecasted balances, forecasted rates, and modeling changes related to non-maturity deposits.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

Equity Market Price Risk

We are exposed to equity market risk through our investments in stocks and warrants. The fair value of stock investments was $1.4 million at June 30, 2007 and $2.0 million at December 31, 2006. See “Note 3—Securities “ of the Notes to Consolidated Financial Statements for a description of these securities. The fair value of warrant investments was $2.2 million at June 30, 2007 and $1.6 million at December 31, 2006. See “Note 9—Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements as included in our 2006 Annual Report on Form 10-K for a description of these warrants.

ITEM 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, we carried out an evaluation as of June 30, 2007 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

During the six months ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

PART II

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Shareholders who will hold shares of our Common Stock upon consummation of our merger with Wells Fargo should read the risk factors to be contained in our proxy statement for the special shareholders’ meeting to approve the merger with respect to risks attendant to the merger. There have been no additional material changes to the risk factors disclosed in Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2007.

On March 23, 2005, we announced a Common Stock repurchase program that authorized the purchase of $80.0 million in Common Stock. As of June 30, 2007, there was $22.5 million remaining under the repurchase program. There were no Common Stock repurchases during the three months ended June 30, 2007.

On June 30, 2007, we redeemed our outstanding convertible Series B Preferred Stock, which had a carrying value of $102.6 million, at its stated value of $50.00 per share for total consideration of $100.5 million. At the time of redemption, the convertible Series B Preferred Stock was convertible into 3,358,347 shares of our Common Stock.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of shareholders on May 30, 2007.

(b) The following directors were elected at the annual meeting to serve for a one-year term:

Frederick J. de Grosz

John M. Gatto

Robert B. Kaplan

Daniel G. Libarle

Arthur K. Lund

George M. Marcus

Duncan L. Matteson

Glen McLaughlin

Linda R. Meier

Thomas E. Randlett

Byron A. Scordelis

James C. Thompson

Greater Bay Bancorp

Quarterly Report on Form 10-Q

(c) At the annual meeting, the shareholders (1) approved the election of our directors; (2) approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007; and (3) did not approve the shareholder proposal requesting the Board to consider restricting the use of preferred stock. The results of the voting were as follows:

Matter	Votes for	Votes against	Withheld	Abstentions	Broker non-votes
Election of Directors:
Frederick J. de Grosz	43,262,381	—	2,941,254	—	—
John M. Gatto	44,447,028	—	1,756,607	—	—
Robert B. Kaplan	44,999,813	—	1,203,822	—	—
Daniel G. Libarle	45,017,279	—	1,186,356	—	—
Arthur K. Lund	45,010,723	—	1,192,912	—	—
George M. Marcus	45,007,530	—	1,196,105	—	—
Duncan L. Matteson	43,287,598	—	2,916,037	—	—
Glen McLaughlin	44,468,526	—	1,735,109	—	—
Linda R. Meier	38,769,366	—	7,434,269	—	—
Thomas E. Randlett	45,021,418	—	1,182,217	—	—
Byron A. Scordelis	44,266,049	—	1,937,586	—	—
James C. Thompson	44,945,078	—	1,258,557	—	—
Independent Public Accountants	45,866,338	206,087	—	131,210	—
Shareholder Proposal	6,386,019	29,906,453	—	974,675	8,936,488

(d) Not applicable.

ITEM 5.	Other Information

None

Greater Bay Bancorp

Quarterly Report on Form 10-Q

ITEM 6.	Exhibits

The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
2	Agreement and Plan of Reorganization, dated as of May 4, 2007, by and between Wells Fargo & Company and Greater Bay Bancorp (1)

10.1	Amendment, dated as of May 21, 2007, to the Greater Bay Bancorp 2005 Voluntary Deferred Compensation Plan

10.2	Amendment and Waiver, dated as of July 20, 2007, to 3-year Revolving Credit Agreement, dated as of March 19, 2005 by and among Greater Bay Bancorp, Wells Fargo Bank, National Association and the Initial Lenders (2)

10.3	Credit Agreement, dated as of July 20, 2007, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association and the other lenders thereto (2)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Option Agreement, dated as of May 4, 2007, between Wells Fargo & Company (as issuer) and Greater Bay Bancorp (as grantee) (1)

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 9, 2007.
(2)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on July 25, 2007.

Greater Bay Bancorp

Quarterly Report on Form 10-Q

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greater Bay Bancorp
(Registrant)

By:	/s/ JAMES S. WESTFALL
James S. Westfall
Executive Vice President and Chief Financial Officer

Date: August 6, 2007

Greater Bay Bancorp

Quarterly Report on Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2	Agreement and Plan of Reorganization, dated as of May 4, 2007, by and between Wells Fargo & Company and Greater Bay Bancorp (1)

10.1	Amendment, dated as of May 21, 2007, to the Greater Bay Bancorp 2005 Voluntary Deferred Compensation Plan

10.2	Amendment and waiver, dated as of July 20, 2007, to 3-year Revolving Credit Agreement, dated as of March 19, 2005 by and among Greater Bay Bancorp, Wells Fargo Bank, National Association and the Initial Lenders (2)

10.3	Credit Agreement, dated as of July 20, 2007, by and among Greater Bay Bancorp, Wells Fargo Bank, National Association and the other lenders thereto (2)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Option Agreement, dated as of May 4, 2007, between Wells Fargo & Company (as issuer) and Greater Bay Bancorp (as grantee) (1)

(1)	Incorporated herein by reference from our Current Report on Form 8-K filed with the SEC on May 9, 2007.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 25, 2007.